Form 10-K
period 2005-12-31
TXU CORP /TX/
filed 2006-03-06
CIK 1023291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

— OR—

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

TXU Corp.

(Exact name of registrant as specified in its charter)

Texas	75-2669310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
TXU Corp.	Common Stock, without par value	New York Stock Exchange
The Chicago Stock Exchange
The Pacific Exchange
	Income Prides (Equity-linked)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the New York Stock Exchange composite tape on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter: $19,813,773,762

Common Stock outstanding at March 1, 2006: 462,763,963 shares, without par value

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities Exchange Commission on or about April 5, 2006, are incorporated by reference into Part III of this report.

i

Note for Annual Report to Shareholders – This Annual Report on Form 10-K for the year ended December 31, 2005, except for Appendix B, is being included in its entirety in TXU Corp.’s 2005 annual report to shareholders in accordance with Regulation 14A of the proxy rules. Copies of Appendix B will be provided upon written request.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K/A	TXU Corp.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004

IRC 401(h)	Section 401(h) Retiree Medical Benefits of the Internal Revenue Code

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

Bcf	billion cubic feet

Bloomberg	Bloomberg L. P., a financial information network

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp.

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”

EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position (interpretations of standards issued by the staff of the FASB)

FSP 106-1	FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

FSP 106-2	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

market heat rate	a measure of the price offer of the marginal supplier (generally gas plants) in converting a fuel source to electricity. Market heat rate is calculated by dividing the wholesale market price of power by the market price of natural gas.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

POLR	provider of last resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies (a credit rating agency)

SEC	United States Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SG&A	selling, general and administrative

TCEQ	Texas Commission on Environmental Quality

TXU Australia	refers to TXU Australia Group Pty Ltd, a former subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

VEBA	refers to voluntary employees’ beneficiary association

v

PART I

Items 1. and 2.	BUSINESS AND PROPERTIES

TXU CORP. BUSINESS AND STRATEGY

Business Summary

TXU Corp., a Dallas-based energy company, manages a portfolio of competitive and regulated energy businesses in Texas. TXU Corp.’s revenues totaled $10.4 billion in 2005. TXU Corp. is a holding company conducting its operations principally through its TXU Energy Company LLC (TXU Energy Holdings) and TXU Electric Delivery Company (TXU Electric Delivery) subsidiaries. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales and wholesale energy markets activities largely in Texas. TXU Electric Delivery engages in regulated electricity transmission and distribution operations in Texas.

TXU Energy Holdings provides electricity and related services to more than 2.3 million retail electricity customers in Texas, more customers than any other retail electric provider (REP) in the state. TXU Energy Holdings owns or leases over 18,300 MW of generation in Texas including 2,300 MW of nuclear and 5,837 MW of lignite/coal-fired generation capacity. TXU Energy Holdings also engages in wholesale power and natural gas market activities. TXU Electric Delivery operates the largest distribution and transmission system in Texas providing power to over 3 million electric delivery points over more than 100,000 miles of distribution lines and 14,000 miles of transmission lines. At December 31, 2005, TXU Corp. had approximately 7,615 full-time employees including approximately 1,750 TXU Energy Holdings employees and approximately 170 TXU Electric Delivery employees under collective bargaining agreements.

TXU Corp. operates primarily within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, nonutility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, is the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

Business Growth Strategies

Overview

In 2004, senior management reviewed TXU Corp.’s operations and launched a three-phase restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

•	Phase one involved divesting of value-disadvantaged businesses and using the sales proceeds, operating cash flows and cash on hand to simplify the capital structure and improve financial flexibility. This phase also included changing pricing and commodity price hedging strategies to reflect rising natural gas prices, resolving significant litigation risks and lowering business process costs through a significant outsourcing arrangement. Phase one was completed in 2004.

•	Phase two included implementation of initiatives to achieve operational excellence across the business, targeting industry-leading performance standards for productivity, reliability and customer service and embedding a high-performance industrial culture. Phase two work has been largely completed during 2005 but will remain ongoing as a basis for continuous process improvement.

•	Phase three included development and implementation of the growth strategy for TXU Corp. and its two business segments.

The phase three growth strategy review was completed in November 2005. As part of this review, TXU Corp. identified three core principles on which to base its strategy, as it believes they are essential to success in the electricity industry: 1) access to structurally advantaged assets, 2) an industrial skill set and 3) building and leveraging quality scale.

•	Access to structurally advantaged assets – TXU Corp. believes that long-term success in the electricity industry is based upon having access to structurally advantaged assets. TXU Corp. expects that energy markets will continue to go through cycles and believes that assets with a structural cost advantage are best positioned to succeed in the long term. TXU Corp. believes that its business segments are well-positioned across the electricity value chain.

•	Industrial skill set – TXU Corp. believes an industrial skill set is crucial for high performance and sustained high returns in asset-intensive businesses. The transition from regulation to competition that is underway in the electricity sector amplifies the importance of this skill set, and will likely create a significant performance advantage for those who successfully transform their operations. TXU Corp. will continue to focus on upgrading four critical skill sets: operational excellence, market leadership, a systematic risk/return mindset applied to all key decisions and rigorous performance management. A key driver of this effort is an overall program called the TXU Operating System, which is a program to drive productivity improvements through deployment of an industrial skill set.

•	Building and leveraging quality scale – TXU Corp. believes that building and leveraging quality scale enables sustained value creation. Scale allows companies to eliminate duplicative costs, manage suppliers and build and standardize distinctive process expertise. Scale also allows companies to take part in large capital investments, such as new power plants, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.

Quality scale is derived from structurally advantaged regional positions. Quality scale enables companies to develop a deep understanding of regional wholesale markets and distinctive insights into market dynamics and regulatory frameworks, enabling better execution in today’s volatile commodity environment. Regional scale can also create access to advantaged development opportunities.

TXU Corp.’s goal over the next five years is to create two industry leaders: a competitive solid fuel generator with quality scale in key markets and a regulated wires company that will drive efficient management of required transmission and distribution network investments and help redefine customer service levels through effective deployment of new technologies.

TXU Corp. continues to evaluate a wide variety of transactions for the execution of growth strategies by TXU Energy Holdings and TXU Electric Delivery described below.

TXU Energy Holdings Strategy and Opportunities

The goal of TXU Energy Holdings’ generation operations (TXU Power) is to further implement the TXU Operating System, operate safely and become the most productive and lowest-cost operator of solid fuel plants in the US. Early last year, TXU Energy Holdings launched the TXU Operating System to capture opportunities to drive lean operations throughout its lignite/coal-fired generation and lignite mining operations. TXU Power believes that the initial execution of this program has helped it further enhance an advantaged lignite/coal-fired generation operating capability. TXU Power intends to strive for continuous productivity improvements in its core business, targeting top quartile cost levels within three years and ongoing production improvements. TXU Power intends to also leverage the TXU Operating System to pursue certain attractive growth opportunities. TXU Power plans to add needed capacity and enhance the market’s fuel diversity by taking advantage of what it believes to be advantaged sites, such as the Oak Grove and Sandow projects in Texas, to build new lignite/coal-fired generation facilities. TXU Energy Holdings filed for an air permit for the 1,720 megawatt Oak Grove lignite/coal-fired power plant and is working with potential investors and counterparties to advance this development quickly and cost effectively. In addition, TXU Energy Holdings signed a letter of intent for the development of a new 600 MW lignite/coal-fired unit adjacent to the site of TXU Power’s current Sandow generation plant. Capital investment related to the new generation facilities is expected to be approximately $2.6 billion over the next three to five years. TXU Power also intends to pursue growth by applying TXU Operating System capabilities on a broader set of assets through transactions with other coal-fired generation plant owners. TXU Power believes that no company in the US coal-fired generation sector has established a national position leveraging a systematic operating advantage. TXU Power has completed a comprehensive screening process of all US lignite/coal-fired generation plants, identifying a large set that it believes would benefit significantly from the application of TXU Power’s operating skills. Over the next five years, TXU Power’s goal is to drive value by doubling the size of its coal-fired generation fleet, building a national solid fuel generation company with quality scale in multiple markets.

TXU Energy Holdings’ retail sales operation (TXU Energy) has developed a strategy to improve profitability in Texas and monitor potential opportunities to expand in other regions if and when those develop. To respond to the unpredictability of wholesale power prices, TXU Energy plans to improve performance through ongoing cost leadership, innovative product and service offerings and excellence in customer service to distinguish TXU Energy from its competitors. In 2005, TXU Energy rolled out several innovative products, including a plan that allows customers to fix their electricity price for all of 2006, as well as a longer-term price guarantee product, products that offer a specified savings versus a benchmark rate, average billing and whole house surge protection.

TXU Energy Holdings’ wholesale operations (TXU Wholesale) will continue to play a pivotal role in supporting TXU Power and TXU Energy while striving for market leadership and excellence in optimizing the performance of the generation assets and sourcing power for the retail operations. TXU Wholesale also monitors and manages TXU Energy Holdings’ commodity price exposure, consistent with TXU Corp.’s overall risk management philosophy, and engages in other market activities as described below.

As part of its overall risk management philosophy, TXU Wholesale manages commodity price exposure across the complementary generation and retail businesses. Under this approach management considers the retail residential and business load to represent a near-term hedge to baseload generation that will be supplemented by market transactions to manage TXU Energy Holdings’ exposure to natural gas prices and market heat rate changes. Managing exposure to natural gas prices and market heat rates is expected to help preserve the economic value of the generation and retail businesses.

TXU Electric Delivery Strategy and Opportunities

TXU Electric Delivery’s goal is to further utilize the TXU Operating System to achieve top decile costs, service levels and network reliability through efficient capital and technology deployment and business operations. TXU Electric Delivery intends to invest in its infrastructure in order to achieve top decile reliability before the end of the decade. In its core service territory, TXU Electric Delivery is redesigning the model that it uses for network and technology investments, driving standardization and significantly enhanced efficiency. Leveraging this capability, TXU Electric Delivery expects to ramp up its investments in the transmission and distribution network and in new technologies such as automated meter reading and remote system monitoring, which will be facilitated with the planned use of new technologies discussed below under “Technology Initiatives.” Capital investment is expected to average more than $800 million per year over the next five years, an increase of more than 72 percent relative to the 1995 to 2004 average. This expanded program is expected to drive down congestion costs, enhance network integrity and redefine reliability and customer service standards in North Texas by the end of the decade. TXU Electric Delivery also intends to seek opportunities to scale its operating advantage and technology program regionally, looking to achieve operating efficiencies, leverage its asset management capabilities over a larger grid and drive a coordinated technology and infrastructure investment program to improve reliability. TXU Electric Delivery believes that the sector’s infrastructure and technology investment needs are going to increase significantly over the coming years both regionally and nationally. TXU Electric Delivery believes it is well-positioned to participate in this build-out on a broader basis as a highly capable operator that knows how to coordinate and manage large-scale investment programs.

Restructuring Legislation

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Commission.

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to these classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate but it must also continue to make the price-to-beat rate available for residential and small business customers in its historical service territory until January 1, 2007.

Under amended Commission rules, effective in April 2003, affiliated REPs of electricity delivery utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. The fuel factor adjustment mechanism is intended to encourage full and fair competition among REPs by setting price-to-beat rates at levels that allow competitors to offer lower prices and earn sufficient margins.

•	TXU Energy Holdings implemented two price-to-beat rate increases in 2003 and 2004. Price-to-beat rate increases (expressed as a percent adjustment in the average monthly residential bill) implemented in March and August of 2003 were 12% and 4%, respectively, and in May and August of 2004 were 3% and 6%, respectively.

•	TXU Energy Holdings also implemented two price-to-beat rate increases in 2005. The first, implemented in May, raised the average monthly residential bill by 10%. The second increase, approved on October 28, reflected a voluntary discount agreed to by TXU Energy Holdings and raised the average monthly residential bill by 12% for the remainder of 2005. On January 1, 2006, the voluntary discount expired, raising the average monthly residential bill by an additional 12%.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by nonaffiliated REPs. These auctions have resulted in TXU Energy Holdings selling power at prices below wholesale market prices. In October 2005, TXU Energy Holdings filed a petition with the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. In December 2005, the Commission ruled in a preliminary order that the methodology for determining the 40% threshold proposed by TXU Energy Holdings was correct. This matter has been referred to the State Office of Administrative Hearings (SOAH) to validate TXU Energy Holdings’ threshold calculation. ERCOT staff has validated TXU Energy Holdings’ calculation and the SOAH administrative law judge has recommended that the Commission grant TXU Energy Holdings’ petition, but final Commission action has not yet occurred. TXU Energy Holdings expects a decision from the Commission in early 2006.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery (on behalf of TXU Energy Holdings) as an electricity distribution fee surcharge over the life of the plant.

Regulatory Settlement Plan

On December 31, 2001, TXU Corp. filed a Settlement Plan with the Commission. It resolved all major pending issues related to TXU Corp.’s transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments. The Settlement Plan became final and nonappealable in January 2003.

Major elements of the Settlement Plan included:

Stranded Costs and Fuel Cost Recovery — Under the Settlement Plan, TXU Corp.’s stranded costs, not including regulatory assets, are fixed at zero. TXU Corp. also agreed to not seek recovery of its unrecovered fuel costs which existed at December 31, 2001 and to not conduct a final fuel cost reconciliation for the period from July 1998 until the beginning of competition in January 2002.

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

Regulatory Asset Securitization — TXU Corp. received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit — In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of electricity delivery utilities to actively compete for customers outside their historical service territories. A retail clawback liability arose unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory was supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability was equal to the number of such customers retained by TXU Energy Holdings as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit was applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period ended December 31, 2005.

OPERATING SEGMENTS

TXU Corp. has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 17 to Financial Statements for further information concerning reportable business segments).

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

TXU ENERGY HOLDINGS BUSINESS ACTIVITIES

The TXU Energy Holdings segment’s operations are conducted principally through TXU Energy Holdings’ subsidiaries, including: TXU Generation Company LP; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; and two lignite/coal mining subsidiaries.

TXU Energy Holdings serves more than 2.3 million retail electric customers, of which 2.1 million are in its historical service territory. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. The Dallas/Fort Worth area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly operations. TXU Energy Holdings also provides retail electric service in other areas of ERCOT now open to competition, including the Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas.

Texas is one of the fastest growing states in the nation and has attracted a number of competitors into the deregulated energy market. As a result, competition is expected to continue to be robust.

TXU Energy Holdings’ electricity (power) generation fleet in Texas consists of 19 owned or leased plants with total generating capacity as shown in the table below:

Fuel Type	Capacity (MW)	Number of Plants	Number of Units
Nuclear	2,300	1	2
Lignite/coal	5,837	4	9
Natural gas/oil (a)	10,228	14	48

Total	18,365	19	59

(a)	Of the total natural gas/oil plant capacity at March 1, 2006, 585 MW represent nine combustion turbine units operated under a tolling agreement for a third-party’s benefit and 1,854 MW represent eight units mothballed and not currently available for TXU Energy Holdings’ dispatch.

TXU Energy Holdings supplies its retail customer base from its power fleet as well as through long-term power supply agreements and purchases in the wholesale markets. The generation plants and other important properties of TXU Energy Holdings are located primarily on land owned in fee simple. As part of its overall strategy, TXU Energy Holdings may from time to time sell generation assets to better position its generation portfolio, reduce risk, provide funds for other investments or reduce debt.

TXU Energy Holdings is one of the largest purchasers of wind-generated energy in Texas and the US. TXU Energy Holdings currently purchases energy from wind projects with approximately 579 MW of capacity located in West Texas. TXU Energy Holdings expects to continue to add additional wind generation to its portfolio as commercial opportunities become available.

Business Organization — The TXU Energy Holdings segment is managed as an integrated business; however, for purposes of operational accountability and performance management, the segment has been divided into the TXU Power electricity generation operations, the TXU Energy retail electricity sales operations and the TXU Wholesale energy markets operations, each of which are conducted through separate legal entities.

TXU Power consists of the nuclear-powered and lignite/coal-fired generation operations (referred to in the aggregate as baseload generation) and also operates natural gas/oil-fired generation units. TXU Energy consists of the consumer and business retail sales operations in various markets throughout Texas. TXU Wholesale is responsible for hedging and risk management activities to mitigate commodity price risk for the segment as a whole. These activities include the purchase and sale of electricity and natural gas, as well as natural gas storage.

TXU Power

Nuclear-Powered Generation Assets — TXU Power operates two baseload nuclear-fueled generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

TXU Power has contracted for the purchase of nuclear fuel conversion services through 2007, uranium and nuclear fuel enrichment services through mid-2008 and fabrication services through 2011 for its nuclear units. Supply contracts are being finalized for the purchase of materials and services to meet TXU Power’s uranium and nuclear fuel enrichment services needs through mid-2009 and a portion of its nuclear fuel enrichment services needs through 2016, and no problems are anticipated in completing the execution of these contracts. Additionally, TXU Power does not anticipate any difficulties procuring raw materials and services beyond these dates.

TXU Power’s onsite spent nuclear fuel storage capability is under review due to recent changes in NRC regulations in areas not directly related to fuel storage but that could reduce the effective storage capacity for nuclear fuel. Pending completion of the review, TXU Power estimates on-site storage is sufficient for an additional five to ten years.

Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Projected decommissioning costs are being recovered from TXU Electric Delivery’s customers through a delivery charge.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years effective April 2003. TXU Power expects to file a license extension request in accordance with timing and other provisions established by the NRC.

Lignite/Coal–Fired Generation Assets — TXU Power operates nine baseload lignite/coal-fired generation units, with capacities ranging from 557 MW to 750 MW, at four plants. Approximately 68% of the fuel used at TXU Power’s baseload lignite/coal-fired generation plants in 2005 was supplied from owned in fee or leased proven surface-minable lignite reserves dedicated to the Big Brown, Monticello and Martin Lake generation plants, which were constructed adjacent to the reserves. TXU Energy Holdings owns in fee or has under lease an estimated 599 million tons of proven reserves dedicated to its generation plants. TXU Energy Holdings also owns in fee or has under lease in excess of 119 million tons of proven reserves not dedicated to specific generation plants. In 2005, over 24 million tons of lignite were recovered to fuel TXU Energy Holdings’ plants. TXU Mining utilizes owned and/or leased equipment to remove the overburden and recover the lignite. One of TXU Energy Holdings’ lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, Inc.

Lignite mining operations at Big Brown, Monticello and Martin Lake include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. For information concerning federal and state laws with respect to surface mining, see “Environmental Matters.”

TXU Power supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Power’s generating plants by railcar. Based on its current usage, TXU Power believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future. During 2004, TXU Power secured a supply contract for western coal that commenced in January 2005 to satisfy the majority of its purchased coal needs for the next five years. TXU Power has also secured the majority of its transportation needs for the coal.

One of TXU Power’s key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by gas-fired generation. New gas-fired capacity, while generally more efficient to operate than existing gas/oil-fired capacity due to technological advances, is subject to the volatile cost of natural gas fuel. On the other hand, baseload nuclear and lignite/coal-fired plants currently have lower variable production costs than new gas-fired plants at current average market natural gas prices.

Natural Gas/Oil-Fired Generation Assets — TXU Power also operates a number of gas/oil-fired generation units as dispatched by TXU Wholesale.

TXU Energy

Competitive Markets — Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

Based on January 2006 data provided by ERCOT, approximately 29% of all customers in ERCOT areas open to customer choice had elected to switch REPs. As of February 2006, there are approximately 115 REPs certified to compete within the state of Texas.

TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation and focuses on excellent customer service as a way to continue to strengthen its reputation. TXU Energy attempts to customize its products to each customer class with product and service enhancements that are known to be valued by customers in those classes. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

TXU Energy has invested in customer-related infrastructure and capabilities. Together with its business support services vendor, Capgemini, TXU Energy uses its customer relationships, customer service operations, technology operating platforms, commercial operations, marketing, and customer loyalty to actively compete to retain its customer base and to add customers.

In October 2005, TXU Energy Holdings announced a voluntary program to not raise price-to-beat rates for the entire first quarter of 2006 for all residential and small business customers in TXU Energy Holdings’ historical service territory currently served under the price-to-beat rate structure. This program took effect subsequent to the December 31, 2005 expiration of the discount applied to the October 2005 price-to-beat rate increase.

TXU Wholesale — TXU Wholesale optimizes the value of the TXU Energy Holdings portfolio by balancing customer demand for energy with the supply of energy in an economically efficient and effective manner. This effort includes hedging and risk management as well as other value creation activities. Retail and wholesale demand has generally been greater than volumes that can be supplied by the baseload (nuclear and lignite/coal-fired) production; however, the supply demand relationship will evolve over time as competitive market fundamentals and the competitive retail landscape change. TXU Wholesale provides additional supply balancing through wholesale purchases and sales of power. TXU Wholesale manages the commodity volume and price risks inherent in TXU Energy Holdings’ generation and sales operations through supply structuring, pricing and hedging activities, including hedging both future power sales and purchases of fuel supplies for the generation plants, and is also responsible for the efficient scheduling of power from the generation plants.

TXU Wholesale dispatches 14 gas/oil-fired generation plants owned and operated by TXU Power. A significant number of the generation units have the ability to switch between gas and fuel oil. Gas/oil fuel requirements for 2005 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 13 of the generating plants. At December 31, 2005, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately 690,000 barrels of oil in inventory. TXU Wholesale may sell, lease, toll or mothball additional capacity or reinstate mothballed plants for dispatch if economic conditions warrant it.

In its risk management activities, TXU Wholesale enters into contracts for the physical delivery of electricity and natural gas, exchange traded and “over-the-counter” financial contracts and bilateral contracts with end-use customers. TXU Wholesale also engages in activities such as the structuring of long-term contractual arrangements as well as proprietary trading.

TXU Wholesale manages exposure to commodity price risk within established transactional risk management policies and limits. TXU Wholesale targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. These operations capture value and report exposures daily using integrated energy systems for decision making and risk management. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of transactional limits, commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. TXU Wholesale has a strict disciplinary program to address any violations of its risk management policy requirements and periodically reviews these policies to ensure they are responsive to changing market and business conditions.

TXU Wholesale’s natural gas operations in Texas include well-head production contracts, transportation agreements and storage leases. TXU Wholesale manages 19.3 Bcf of natural gas storage capacity. Natural gas is purchased for internal use in the generation of power, as well as for sale in wholesale markets and to business customers. Because of the correlation of natural gas and power prices, TXU Wholesale’s natural gas operations provide opportunities to hedge TXU Energy Holdings’ margins on power sales.

ERCOT Market — TXU Energy Holdings believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

•	market rules support fair and robust competition, while providing opportunities for TXU Energy Holdings to optimize its generation fleet operations and purchased power requirements;

•	peak demand is expected to grow at an average rate of approximately 2.4% per year;

•	it is a sizeable market with approximately 62 GW of peak demand and approximately 33 GW of average demand; and

•	as projected by ERCOT, in the absence of generation additions, annual reserve margins are expected to fall below ERCOT’s desired margin of 12.5% in 2010, thus providing opportunities for generation owners. Reserve margin is defined as the excess of system capability over peak load expressed as a percentage of peak load.

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

Many states, faced with this increasing pressure from legislative bodies (federal and state) to introduce competition, put forth deregulation plans. However, these plans have been generally deferred as the energy markets have been buffeted by business failures, the 2001 California energy crises and governmental investigations into energy trading activities. The continued uncertainty regarding many state and federal regulatory policies has delayed the opening of new competitive retail markets.

Customers — There are no individually significant customers upon which TXU Energy Holdings’ business or results of operations are highly dependent.

Regulation and Rates

See “Restructuring Legislation” above for a discussion of the restructured Texas electricity market.

The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act, among other things, repealed the Public Utility Holding Company Act (PUHCA) as of February 8, 2006. Among other matters, PUHCA had limited the operations and ownership of public utilities to contiguous geographical areas in the US and the ability of nonutility companies to own or merge with public utilities.

TXU Energy Holdings is an exempt wholesale generator under the Energy Policy Act of 2005 and is subject to the jurisdiction of the NRC with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy Holdings also holds a power marketer license from FERC.

PURA and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of ERCOT. The legislation also creates a new wholesale market monitor in ERCOT. TXU Corp. cannot predict the outcome of regulatory proceedings related to SB 408.

See “Environmental Matters” discussion below for environmental regulations and related matters.

TXU ELECTRIC DELIVERY BUSINESS ACTIVITIES

The TXU Electric Delivery segment consists of regulated electricity transmission and distribution operations within Texas. TXU Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant power plants and interconnections to other transmission grids in Texas. Operating assets of the segment are located principally in the north-central, eastern and western parts of Texas.

TXU Electric Delivery is not a buyer or seller of power. It provides transmission services to other electricity distribution companies, cooperatives and municipalities. It provides distribution services to REPs, which sell power to retail customers.

Electricity Transmission

TXU Electric Delivery’s electric transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over TXU Electric Delivery’s transmission facilities through coordination with ERCOT.

TXU Electric Delivery is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant power plants, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the Commission and, to a small degree, the FERC. Network transmission revenues compensate TXU Electric Delivery for delivery of power over transmission facilities operating at 60 kV and above. Transformation service revenues compensate TXU Electric Delivery for substation facilities that transform power from high-voltage transmission to distribution voltages below 60 kV. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of transformer equipment, substations and transmission lines owned by other nonretail parties.

TXU Electric Delivery’s transmission facilities include 4,511 circuit miles of 345-kV transmission lines and 9,680 circuit miles of 138- and 69-kV transmission lines. Forty-one generating plants totaling 32,398 MW are directly connected to TXU Electric Delivery’s transmission system, and 704 distribution substations are served from TXU Electric Delivery’s transmission system.

TXU Electric Delivery is connected by eight 345-kV lines to CenterPoint Energy Inc.; by four 345-kV lines (one of which is an asynchronous high voltage direct current interconnection) with the Southwest Power Pool; by seven 138-kV and twelve 69-kV lines to American Electric Power Company Inc.; by six 345-kV, nineteen 138-kV and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by two 345 kV, nine 138 kV and eleven 69 kV lines with Texas New Mexico Power; by four 345-kV, eighty-nine 138-kV and nineteen 69 kV lines with Brazos Electric Power Cooperative; by twenty-six 138 kV and six 69 kV lines with Rayburn Country Electric Cooperative; and by thirteen points with smaller systems operating wholly within Texas.

Electricity Distribution

TXU Electric Delivery’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The TXU Electric Delivery distribution system includes over 3 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within TXU Electric Delivery’s certificated service area. Over the past five years, the number of TXU Electric Delivery’s distribution system points of delivery served has been growing an average of 2% per year.

TXU Electric Delivery’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 2,977 distribution feeders.

The TXU Electric Delivery distribution system consists of 55,980 miles of overhead primary conductors, 22,100 miles of overhead secondary and street light conductors, 14,094 miles of underground primary conductors and 8,694 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Most of TXU Electric Delivery’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

Customers

TXU Electric Delivery’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. TXU Electric Delivery’s distribution customers consist of approximately 60 REPs in TXU Electric Delivery’s certified service area, including affiliated REPs. For the year ended December 31, 2005, distribution revenues from TXU Energy Holdings represented 59% of TXU Electric Delivery’s distribution revenues and 53% of TXU Electric Delivery’s total revenues. There are no individually significant unaffiliated customers upon which TXU Electric Delivery’s business or results are highly dependent. The retail customers who purchase and consume electricity delivered by TXU Electric Delivery are free to choose their electricity supplier from REPs who compete for their business.

Technology Initiatives

Recent Texas legislation provides for the recovery of and return on a utility’s investment related to advanced metering technology to incent electricity delivery utilities to invest in this new technology. TXU Electric Delivery expects to increase its investment in remote automated meter reading to enhance system load monitoring and outage detection. This enhancement is expected to speed connects/disconnects where applicable and ultimately facilitate the creation of new products and service offerings by REPs, including time-of-use options and various billing methods. TXU Electric Delivery installed approximately 70,000 automated meters in 2005 and plans to install approximately 380,000 automated meters in 2006.

In December 2005, TXU Electric Delivery announced an agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery service area. This modernized grid is expected to enhance TXU Electric Delivery’s ability to deliver top-decile electric service reliability and provide the potential for additional products and services from REPs that will enable businesses and consumers to manage their electricity usage and costs. Under the terms of the agreement with CURRENT, TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period to utilize the Smart Grid capabilities of CURRENT’s BPL network.

Overlaid on the existing electric distribution network, the CURRENT BPL network solution will incorporate advanced digital communication and computing capabilities that, for the first time, provide real-time monitoring through the electric distribution network, enabling TXU Electric Delivery to:

•	increase network reliability and power quality;

•	prevent, detect and restore customer outages more effectively; and

•	implement automated meter reading more efficiently.

Additionally, CURRENT will leverage the same BPL network to provide homes and businesses high-performance broadband and wireless services, including voice, video and high-speed internet access delivered over existing electrical lines by simply plugging into any home outlet.

When the agreement becomes effective, TXU Corp. expects to make a small investment to acquire a noncontrolling interest in CURRENT. Other CURRENT investors include major energy, financial services and technology companies.

Regulation and Rates

As its operations are wholly within Texas, TXU Electric Delivery believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such act.

The Commission has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the Commission.

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission’s jurisdiction over transmission services, such as TXU Electric Delivery.

Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

In January 2006, TXU Electric Delivery agreed with a steering committee representing certain cities in Texas (Cities) served by TXU Electric Delivery to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The agreement requires payments to the cities of approximately $80 million, including incremental franchise fees. The terms of the agreement include:

•	approximately $40 million in cash payments to the Cities from January 2006 through mid-2009;

•	an estimated $28 million aggregate increase in future franchise fee payments to all cities in its service territory over the period from January 2006 through mid-2009; and

•	an estimated $12 million in cash payments to extend the benefits of the agreement to the other cities TXU Electric Delivery serves.

Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement will total approximately $17 million in 2006, $30 million in 2007, $21 million in 2008 and $12 million in 2009.

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

In 2005, the EPA issued a final rule to further reduce SO2 and NOx emissions from power plants. The SO2 and NOx reductions required under the Clean Air Interstate Rule (CAIR) are based on a cap and trade approach (market-based) in which a cap is put on the total quantity of emissions allowed in 28 eastern states (including Texas), emitters are required to have allowances for each ton emitted, and emitters are allowed to trade emissions under the cap. The CAIR reductions are proposed to be phased in between 2009 and 2015.

Also in 2005, the EPA published a final rule requiring reductions of mercury emissions from coal-fired power plants. The Clean Air Mercury Rule (CAMR) is based on a cap and trade approach on a nationwide basis. The mercury reductions are proposed to be phased in between 2010 and 2018. TXU Energy Holdings is in the process of reviewing the final rules and is unable to determine what impact the implementation of these rules will have on its results of operations or financial position.

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions would be required on a unit-by-unit basis. The EPA has suggested that CAIR may satisfy the BART reductions for electric generating units.

To comply with these rules (CAIR, CAMR and BART), it is likely that some costs, which could be material, will be incurred for installation of additional control equipment and for facility operations and maintenance.

The federal Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ has adopted revisions to its one-hour ozone State Implementation Plan (SIP) rules that require an 88% reduction in NOx emissions from electricity generation plants in the Dallas-Fort Worth ozone nonattainment area and a 51% reduction in NOx emissions from electricity generation plants in East and Central Texas. Full compliance was required by May 1, 2005. TXU Energy Holdings has installed all the pollution control technology necessary to achieve the reductions in NOx required in 2005. Additionally, the TCEQ is expected to propose new SIP rules by 2007 to deal with 8-hour ozone standards. These rules could require further NOx emission reductions from certain TXU Energy Holdings facilities, but since the rules have not been developed, the ultimate impact of the implementation of these rules on TXU Energy Holdings’ results of operations or financial position is not determinable.

The Bush Administration is addressing greenhouse gas emissions through its greenhouse gas emissions intensity reduction Climate VISION program. The Bush Administration and EPA have proposed the Clear Skies legislative initiative calling for reductions of SO2, NOx, and mercury emissions from electricity generation facilities over a 15-year period. Some legislative proposals for additional regulation of SO2, NOx, mercury and carbon dioxide have been considered at the federal level and it is expected that additional similar proposals will be made in the future. TXU Energy Holdings continues to participate in a voluntary greenhouse gas emission reduction program and since 1995 has reported the results of its program annually to the US Department of Energy. TXU Energy Holdings is also participating in a new voluntary electric utility industry sector climate change initiative in partnership with the Department of Energy.

TXU Energy Holdings continues to assess the financial and operational risks posed by future legislative changes pertaining to greenhouse gas emissions and multi-pollutant emissions, but because these proposals are in the formative stages, TXU Energy Holdings is unable to predict their future impacts on its financial condition and operations.

Water — The TCEQ and/or the EPA have jurisdiction over water discharges (including storm water) from all Texas and US facilities, respectively. Facilities of TXU Energy Holdings and TXU Electric Delivery are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy Holdings and TXU Electric Delivery hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy Holdings and TXU Electric Delivery believe they can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plants and facilities. TXU Energy Holdings and TXU Electric Delivery are unable to predict the impact of these changes at this time. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures were published by the EPA in 2004. As prescribed in the regulations, TXU Energy Holdings is implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. The results of this program will determine the impact on TXU Energy Holdings.

Other — Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy Holdings possesses all necessary permits for these activities from the TCEQ for its present operations.

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Energy Holdings and TXU Electric Delivery. TXU Energy Holdings and TXU Electric Delivery are in compliance with all applicable solid waste rules and regulations. In addition, TXU Energy Holdings has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal, and in 2004 the State received a license application from such an entity for review. TXU Energy Holdings intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy Holdings’ on-site storage capacity is expected to be adequate until other off-site facilities become available. (See “TXU Power” – “Nuclear-Powered Generation Assets” above).

Environmental Capital Expenditures — Capital expenditures for TXU Energy Holdings’ environmental projects totaled $11 million in 2005 and are expected to total approximately $50 million in 2006. TXU Electric Delivery’s environmental capital expenditures totaled $4 million in 2005 and are expected to total approximately $5 million in 2006.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material negative impact on TXU Corp.’s operations, financial results and financial condition, and could cause TXU Corp.’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

TXU Corp.’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, TXU Corp.’s business and/or results of operations.

TXU Corp.’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including the deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes and may face increasing competitive pressure and/or government oversight. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted in, and may continue to result in, declines in customer counts and sales volumes. In addition, as a result of Hurricane Katrina, TXU Energy Holdings voluntarily agreed with the Commission to moderate the implementation of a price increase in November and December 2005 and to not raise its price-to-beat rate from January 1, 2006 through April 1, 2006.

TXU Corp.’s businesses are subject to changes in laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the Texas Railroad Commission, the TCEQ, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, decommissioning costs, and return on invested capital for TXU Corp.’s regulated businesses, and present or prospective wholesale and retail competition. Changes in, revisions to or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Corp. may sell power), together with new laws and regulations, may have an adverse effect on TXU Corp.’s businesses.

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

While TXU Corp. may now offer prices other than the price-to-beat rate, it is obligated to offer the price-to-beat rate to its residential and small business customers in its historical service territory through January 1, 2007. The results of TXU Corp.’s retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to TXU Corp. in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the wholesale market price for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on wholesale market prices for power, TXU Corp. does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to TXU Corp.’s price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Corp.’s price-to-beat rate will not result in negative headroom in the future.

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

TXU Corp.’s revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in fuel commodities, such as natural gas and decreases in market heat rates.

TXU Corp. is not guaranteed any rate of return on its capital investments in unregulated businesses. TXU Corp. markets and trades power and gas, including power from its own production facilities, as part of its wholesale markets management operation. TXU Corp.’s results of operations are likely to depend in large part upon market prices for electricity, gas, lignite and coal in its regional market and other competitive markets and upon prevailing retail rates, which are set in part by regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. Such pressures in September and October of 2005 provided additional incentive for TXU Energy Holdings to moderate the implementation of a price increase in November and December 2005 and to voluntarily not raise its price-to-beat rate from January 1, 2006 through April 1, 2006.

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

Volatility in market prices for fuel and electricity may result from the following:

•	severe or unexpected weather conditions,

•	seasonality,

•	changes in electricity and fuel usage,

•	illiquidity in the wholesale power or other markets,

•	transmission or transportation constraints, inoperability or inefficiencies,

•	availability of competitively priced alternative energy sources,

•	changes in supply and demand for energy commodities,

•	changes in power production capacity and market heat rates,

•	outages at TXU Corp.’s power production facilities or those of its competitors,

•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state, local and foreign energy, environmental and other regulation and legislation.

All of TXU Corp.’s facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand is generally supplied by gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which could fall if power prices fall relative to natural gas prices or if excess generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of TXU Corp.’s baseload (lignite/coal and nuclear) power production, which provided a substantial portion of TXU Corp.’s supply volumes in 2005, is dependent in significant part upon the price of natural gas and market heat rates. As a result, TXU Corp.’s baseload power production could significantly decrease in value if natural gas prices fall or if market heat rates fall.

TXU Corp.’s assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and its hedging procedures may not work as planned or hedge counterparties may default on their obligations to TXU Corp.

TXU Corp. cannot fully hedge the risk associated with changes in natural gas prices or market heat rates because of the expected useful life of TXU Corp.’s power production assets and the size of its position relative to market liquidity. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact changes in prices for other commodities, such as delivered Powder River Basin coal and emission credits, and could materially impact TXU Corp.’s results of operations and financial position, either favorably or unfavorably.

To manage its financial exposure related to commodity price fluctuations, TXU Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Although TXU Corp. devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, TXU Corp. cannot precisely predict the impact that risk management decisions may have on its business, results of operations or financial position.

To the extent TXU Corp. engages in hedging and risk management activities, TXU Corp. is exposed to the risk that counterparties that owe TXU Corp. money, energy or other commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, TXU Corp. might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Corp. might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including TXU Corp.

In connection with its hedging and risk management activities, TXU Corp. has guaranteed or indemnified the performance of a portion of its obligations relating to such activities. TXU Corp. might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact TXU Corp.’s liquidity and financial position.

TXU Corp. may suffer material losses, costs and liabilities due to its ownership and operation of the Comanche Peak nuclear power plant.

The ownership and operation of a nuclear power plant, such as TXU Corp.’s Comanche Peak nuclear plant, involves certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Comanche Peak could materially affect TXU Corp.’s financial condition and results of operations, particularly when the cost to produce power at Comanche Peak is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•	Operational Risk – Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak. Over the next three years, certain equipment at Comanche Peak is expected to be replaced, which will require extended outages. The cost of these actions is currently expected to be material.

•	Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•	Nuclear Accident Risk – Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Corp.’s resources, including insurance coverage.

The operation and maintenance of power production and electric delivery facilities involves significant risks that could adversely affect TXU Corp.’s results of operations and financial condition.

The operation and maintenance of power production and electric delivery facilities involves many risks, including, as applicable, start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of TXU Corp.’s facilities were constructed many years ago. In particular, older generating equipment and transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Corp.’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Corp. could be subject to additional costs and/or the write-off of its investment in the project or improvement.

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

TXU Corp. may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Corp. fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Corp.’s older facilities, including its lignite/coal power plants, it may be uneconomical for TXU Corp. to install the necessary equipment to comply with environmental laws, which may cause TXU Corp. to shut down those facilities.

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

The rates assessed by TXU Electric Delivery are regulated by the Commission and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated based on an analysis of TXU Electric Delivery’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred, that the Commission will reduce the amount of invested capital included in the capital structure that TXU Electric Delivery’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the Commission.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction) initiated inquiries to determine if TXU Electric Delivery’s Commission-established rates were just and reasonable. TXU Electric Delivery has entered into settlements deferring rate action, but TXU Electric Delivery will be required to file a rate case in 2008, based on a 2007 test year, unless TXU Electric Delivery and the cities mutually agree that such a filing is unnecessary. While TXU Corp. believes the rates are just and reasonable, it cannot predict the results of any rate case.

TXU Corp.’s growth strategy may not be executed as planned which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of TXU Corp.’s growth strategy will be successful. For example, there can be no guarantee that the capital investments TXU Corp. intends to make in connection with its electric delivery business will produce the desired reductions in cost and improvements to service and reliability, particularly with respect to its new technology program. Similarly, there can be no guarantee that TXU Corp.’s investment in lignite/coal facilities, such as Oak Grove and Sandow 5, will not be adversely impacted as a result of (i) any unanticipated change in environmental law or available technologies or (ii) any unanticipated reduction in natural gas prices or market heat rates. Moreover, execution of TXU Corp.’s growth strategy, if achieved, may take longer than expected at costs higher than expected. TXU Corp.’s growth strategy is dependant upon many variables, including, but not limited to, market, legislative and regulatory dynamics. Any change to any of these dynamics could effect the execution of TXU Corp.’s growth strategy, including causing management to change its strategy.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

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

TXU Corp. relies on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, their customers. Any infrastructure failure could negatively impact customer satisfaction and could have a material negative impact on TXU Corp.’s business and results of operations.

TXU Corp. depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Corp.’s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. For example, during some periods, transmission access is constrained in some areas of the Dallas-Fort Worth metroplex, where TXU Corp. has a significant number of customers. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower profits. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Corp.’s customers could negatively impact the satisfaction of its customers with its service.

TXU Corp. offers bundled services to its retail customers, with some offerings, at fixed prices and for fixed terms. If TXU Corp.’s costs for these bundled services exceed the prices paid by its customers, TXU Corp.’s results of operations could be materially adversely affected.

TXU Corp. offers its customers a bundle of services that include, at a minimum, the electricity itself plus transmission, distribution and related services. The prices TXU Corp. charges for this bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Corp.’s underlying cost to obtain the components.

Changes in technology may reduce the value of TXU Corp.’s power plants and/or electric delivery facilities and may significantly impact its business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional power plants like TXU Corp.’s. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Corp. has facilities, the market value of TXU Corp.’s power production could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Corp.’s power plants and electric delivery facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, TXU Corp.’s revenues would be reduced.

TXU Corp.’s future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

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

TXU Corp.’s results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes a material weakness in Texas or the ERCOT region.

TXU Corp. derives substantially all of its revenues from its operations in the ERCOT region. As a result, regardless of the state of the economy in areas outside of Texas or the ERCOT region, economic weakness in Texas or the ERCOT region could lead to reduced demand for electricity in ERCOT region. Such a reduction could have a material negative impact on TXU Corp.’s results of operations and financial condition.

A downgrade in TXU Corp.’s (or an applicable subsidiaries’) credit ratings could negatively affect TXU Corp.’s ability to access capital and could require TXU Corp. or its subsidiaries to post collateral or repay certain indebtedness.

If S&P, Moody’s or Fitch were to downgrade TXU Corp.’s (or any of its subsidiaries’) long-term debt rating, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease and liquidity demands may be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of TXU Corp.’s large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If TXU Corp. (or an applicable subsidiaries’) credit ratings were to decline, particularly below investment grade, the costs to operate TXU Corp.’s business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Corp.

In addition, as discussed in this Form 10-K, the terms of certain of TXU Corp.’s financing and other arrangements contain provisions that are directly or indirectly affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

TXU Corp. is a holding company, and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

TXU Corp. is a holding company. Substantially all of TXU Corp.’s consolidated assets are held by subsidiaries. Accordingly, TXU Corp.’s cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to TXU Corp. in the form of distributions, loans or advances, and repayment of loans or advances from TXU Corp. These subsidiaries are separate and distinct legal entities and have no obligation to provide TXU Corp. with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

Because TXU Corp. is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, TXU Corp.’s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of its preferred stock. To the extent that TXU Corp. may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by TXU Corp. Subject to restrictions contained in financing arrangements, TXU Corp.’s subsidiaries may incur additional indebtedness and other liabilities.

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

The market price of TXU Corp.’s common stock has been volatile in the past, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above, the following could impact the market price for TXU Corp.’s common stock:

•	developments related to TXU Corp.’s businesses;

•	commodity prices, in particular natural gas prices;

•	market heat rates in the Texas electricity market;

•	fluctuations in TXU Corp.’s results of operations;

•	the level of dividends and share repurchases;

•	TXU Corp.’s credit quality and any significant change in its credit metrics;

•	effect of significant events relating to the energy sector in general;

•	sales of TXU Corp. securities into the marketplace;

•	general conditions in the industry and the energy markets in which TXU Corp. is a participant;

•	the worldwide economy;

•	an outbreak of war or hostilities;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	actions by credit rating agencies.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

On September 6, 2005 a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The complaint alleged violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and purported to assert a claim for alleged breach of fiduciary duty. An amended complaint dropped the claim for breach of fiduciary duty. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the TXU Corp. board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, TXU Corp. management did make a recommendation to the board to reevaluate TXU Corp. dividend policy and the board elected to increase the quarterly dividend. The plaintiffs in the litigation contend that such disclosure in connection with the tender offer was inadequate. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation, TXU Corp. believes the allegations are without merit and that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. Accordingly, TXU Corp. intends to vigorously defend this litigation. The defendants have filed a Motion to dismiss the litigation which the plaintiffs responded to on January 20, 2006, however, the motion has not been fully briefed and will not be addressed by the Court until briefing is completed in the first quarter of 2006.

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. A final settlement stipulation was signed and filed with the Court in the Shareholders’ Litigation and the Court has approved the settlement, although certain members of the settlement class who object to the approval of the settlement have appealed the Court’s order approving the settlement. TXU Corp. has cooperated with the SEC and completed the production of the documents requested by the subpoena and has responded to the SEC’s requests for information. In addition, on July 12, 2005, Mr. Erle Nye, formerly a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he has completed his response to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. and its subsidiaries settled this matter in November 2005 and the suit has been dismissed as to TXU Corp. and its subsidiaries.

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

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE appealed and the Fifth Circuit Court of Appeals affirmed the dismissal. TCE subsequently filed pleadings seeking further appellate review of this decision by the United States Supreme Court, however, the Supreme Court denied the appeal on January 9, 2006.

In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under ERISA on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp. serving during the putative class period as well as members of the TXU Thrift Plan Committee comprised of Peter B. Tinkham, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002. The plaintiffs filed an initial motion for class certification and, after class certification discovery was completed, the Court denied plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiffs’ second class certification motion was filed on the basis of their amended complaint and was also denied and the case was ordered dismissed without prejudice on September 29, 2005. The plaintiffs have filed an appeal of the dismissal to the Fifth Circuit Court of Appeals. TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action in the event the Fifth Circuit reverses the dismissal or the suit is refiled by the plaintiffs or others seeking to assert similar claims.

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleged breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. The plaintiffs in such suit failed to make a demand upon the directors as is required by law and TXU Corp. never agreed to waive the requirements for such a demand nor took any action inconsistent with insistence upon a demand. The defendants filed pleadings seeking to have the case dismissed due to plaintiffs’ failure to make the statutorily required presuit demand, however the Court had not ruled on the requested dismissal when the parties reached an agreement in principle to settle this litigation. The settlement is subject to the execution of mutually agreed settlement documents and submission of the proposed settlement to the Court for approval. The proposed settlement is expected to be submitted to the Court for approval in the first quarter of 2006.

In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp. and certain of its officers. These lawsuits, referred to above as the Shareholders’ Litigation, were consolidated and lead plaintiffs were appointed by the Court. The complaint alleged violations of the provisions of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. In addition to TXU Corp., Erle Nye, Michael J. McNally, V.J. Horgan, and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry were named as defendants in the litigation. On January 20, 2005, TXU Corp. executed a memorandum of understanding pursuant to which (i) TXU Corp. made a one-time payment of $150 million, of which $101 million has now been reimbursed by insurance carriers, (ii) TXU Corp. agreed to make certain corporate governance changes, including heightened independence standards for directors, (iii) TXU Corp. denied any liability in connection with the lawsuits and (iv) the defendants are to be released from any claims or liabilities asserted in the litigation. TXU Corp. may receive some additional amounts from insurance carriers, which would further reduce the financial impact of the settlement to TXU Corp. A final settlement stipulation was filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement, conditionally certifying a class for purposes of the settlement and providing for notice to the class members. After such notice, the Court conducted a hearing on June 23, 2005 to consider final approval of the settlement and the Court granted the final approval on November 8, 2005. Certain members of the settlement class who objected to the plan of allocation, the plaintiffs’ attorneys’ fees and other matters related to the approval of the settlement have appealed the orders approving the settlement to the Fifth Circuit Court of Appeals.

In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF TXU CORP.

Name of Officer	Age	Positions and Offices Presently Held (Current Term Expires on May 19, 2006)	Date First Elected to Present Offices (Current Term Expires on May 19, 2006)	Business Experience (Preceding Five Years)
C. John Wilder	47	Chairman, President and CEO	May 20, 2005	Chairman, President and CEO of TXU Corp.; prior thereto President and Chief Executive of TXU Corp.; prior thereto Executive Vice President and Chief Financial Officer of Entergy Corporation.

T. L. Baker	60	Chairman of the Board and Chief Executive of TXU Electric Delivery	July 26, 2004

Chairman of the Board and Chief Executive of TXU Electric Delivery; prior thereto Executive Vice President of TXU Corp. and President and Chief Executive of TXU Energy Holdings; prior thereto, Executive Vice President of TXU Energy Holdings; prior thereto, Vice Chairman of TXU Electric Delivery; prior thereto, President of TXU Electric Delivery; prior thereto, President of TXU Electric Company; prior thereto, President, Electric Service Division of TXU Electric Company.

James A. Burke	37	Chairman of the Board, President and Chief Executive of TXU Energy	August 16, 2005

Chairman of the Board, President and Chief Executive of TXU Energy; prior thereto, Senior Vice President Consumer Markets, prior thereto President and Chief Operating Officer of Gexa Energy; prior thereto, Senior Vice President, Reliant Resources Incorporated.

David A. Campbell	37	Executive Vice President, Planning, Strategy and Risk	May 21, 2004	Executive Vice President of TXU Corp.; prior thereto, Principal of McKinsey & Company, Inc.; prior thereto, associate of McKinsey & Company, Inc.

M. S. Greene	60	Chairman of the Board, President and Chief Executive of TXU Energy Holdings and TXU Power	July 26, 2004

Chairman of the Board, President and Chief Executive of TXU Energy Holdings and TXU Power; prior thereto Chairman of the Board, President and Chief Executive of TXU Power and Executive Vice President of TXU Energy Holdings; prior thereto, Vice Chairman and Chief Executive of TXU Electric Delivery; prior thereto, Vice Chairman of TXU Electric Delivery; prior thereto, President of TXU Electric Delivery; prior thereto, President, Transmission Division of TXU Electric.

Michael T. McCall	48	Chairman of the Board, President and Chief Executive of TXU Wholesale	August 16, 2005	Chairman of the Board, President and Chief Executive of TXU Wholesale; prior thereto President of TXU Gas; prior thereto, Vice President of TXU Business Services Company.

Kirk R. Oliver	48	Executive Vice President and Chief Financial Officer	July 1, 2004

Executive Vice President and Chief Financial Officer of TXU Corp., TXU Electric Delivery and TXU Energy Holdings ; prior thereto, Executive Vice President, Chief Financial Officer and Treasurer of TXU Corp. and Treasurer and Assistant Secretary of TXU Electric Delivery and TXU Energy Holdings ; prior thereto, Treasurer and Assistant Secretary of TXU Corp., TXU Electric Delivery and TXU Energy Holdings.

Eric H. Peterson	45	Executive Vice President and General Counsel	May 9, 2002

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

TXU Corp.’s common stock is listed on the New York, Chicago and Pacific stock exchanges (symbol: TXU). In 2005, TXU Corp.’s board of directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split entitled each shareholder of record at the close of business on November 18, 2005, to receive one additional share for every outstanding share of common stock they held on that date. The additional shares resulting from the stock split were distributed on December 8, 2005. The price range of the common stock of TXU Corp., as reported by Bloomberg, and the dividends per share declared during each of the calendar quarters of 2005 and 2004 were as follows:

	Price Range				Dividends Declared
Quarter Ended	2005		2004		2005	2004
	High	Low	High	Low
March 31	$40.38	$30.22	$15.07	$11.68	$0.2813	$0.0625
June 30	43.63	37.36	20.36	13.58	0.2813	0.0625
September 30	56.59	40.17	24.13	19.17	0.2813	0.0625
December 31	58.30	44.01	33.50	24.03	0.4124	0.2813

					$1.2563	$0.4688

TXU Corp. has declared common stock dividends payable in cash every year since 1945. In November 2005, TXU Corp.’s board of directors revised TXU Corp.’s dividend and cash distribution policy, setting the common stock dividend at an annual rate of $1.65 per share, a 47 percent increase over the previous quarter’s annualized rate, with an expectation of a high performance annual dividend growth rate thereafter. While the level of a high performance dividend growth rate may change, TXU Corp. believes the rate is currently in the 5% annual growth rate range. The dividend rate and annual dividend growth rate will be subject to regular review by TXU Corp.’s board of directors and may be changed based upon a number of factors. Consistent with the revised policy, on November 4, 2005, TXU Corp.’s board of directors declared a common stock dividend of 41.25 cents per share that was paid on January 3, 2006 to shareholders of record as of December 19, 2005.

Distributions paid on TXU Corp.’s common stock and its preference stock and US Holdings’ preferred stock in 2005 have been reported to the IRS and to shareholders as nontaxable distributions rather than as ordinary taxable dividends in accordance with IRS rules.

The number of record holders of the common stock of TXU Corp. as of March 1, 2006 was 52,091.

See Note 8 to Financial Statements for a discussion of certain financing arrangements of TXU Corp. and its subsidiaries that could potentially restrict the payment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (a)
October 1, 2005 - October 31, 2005	—	$—	—	—
November 1, 2005 - November 30, 2005	12,000,000	49.51	12,000,000	22,000,000
December 1, 2005 – December 31, 2005	—	—	—	—

Total	12,000,000	$49.51	12,000,000	22,000,000

(a)	As of February 22, 2006, TXU Corp. has purchased an additional 8,097,526 shares at an average price of $50.31 per share. All of these share purchases were under a November 2005 authorization by TXU Corp.’s board of directors for the purchase of up to 34 million shares between November 2005 and year end 2006.

Item 6.	SELECTED FINANCIAL DATA

The information required hereunder is set forth under Selected Financial Data included in Appendix A to this report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

An evaluation was performed under the supervision and with the participation of TXU Corp.’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2005. Based on the evaluation performed, TXU Corp.’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in TXU Corp.’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, TXU Corp.’s internal control over financial reporting.

See “Management’s Annual Report on Internal Controls Over Financial Reporting” in Appendix A.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is found under the headings Election of Directors, Independence of Directors, Meetings of the Board and Its Committees, Corporate Governance Documents and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 5, 2006. Additional information with respect to Executive Officers of TXU Corp. is found in Part I, Item 4.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is found under the headings Election of Directors, Compensation of Directors and Executive Compensation in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 5, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning stock-based compensation plans as of December 31, 2005. (See Note 10 to Financial Statements.)

	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of shares remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Stock compensation plans approved by shareholders	5,287,502	(1)	$11.95	(2)	20,819,042	(3)

(1)	Amount includes 1,520 of shares related to outstanding stock options assumed by TXU Corp. in connection with its 1997 merger with ENSERCH Corporation (subsequently TXU Gas) that were exchanged for options for TXU Corp. common stock (TXU Gas Option Plan), 4,869,012 shares representing outstanding target awards under the Long-Term Incentive Compensation Plan (LTIP) and 416,970 shares representing outstanding target awards under the Omnibus Incentive Compensation Plan (OICP). The TXU Gas Option Plan can pay out 1,520 shares, LTIP awards can pay out at 0% to 200% of the initial grant and OICP awards can pay out at 0% to either 175% or 200% of the initial grant, for a total of up to 10,464,071 shares.

(2)	Excludes LTIP and OICP awards.

(3)	Represents shares under the LTIP and OICP. Shares may be newly issued or purchased on the open market. (See Note 10 to Financial Statements.)

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

Summary — Other information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 5, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is found under the heading Selection of Auditor in the definitive proxy statement to be filed by TXU Corp. with the SEC on or about April 5, 2006.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

TXU CORP.

Date:	March 3, 2006	By	/s/ C. JOHN WILDER
(C. John Wilder, Chairman, President and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Corp. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. JOHN WILDER (C. John Wilder, Chairman, President and CEO)	Principal Executive Officer and Director	March 3, 2006

/s/ KIRK R. OLIVER (Kirk R. Oliver, Executive Vice President and Chief Financial Officer)	Principal Financial Officer	March 3, 2006

/s/ STANLEY J. SZLAUDERBACH (Stanley J. Szlauderbach, Senior Vice President and Controller)	Principal Accounting Officer	March 3, 2006

/s/ E. GAIL DE PLANQUE (E. Gail de Planque)	Director	March 3, 2006

/s/ LELDON E. ECHOLS (Leldon E. Echols)	Director	March 3, 2006

/s/ KERNEY LADAY (Kerney Laday)	Director	March 3, 2006

/s/ JACK E. LITTLE (Jack E. Little)	Director	March 3, 2006

/s/ GERARDO I. LOPEZ (Gerardo I. Lopez)	Director	March 3, 2006

/s/ J. E. OESTERREICHER (J. E. Oesterreicher)	Director	March 3, 2006

/s/ MICHAEL W. RANGER (Michael W. Ranger)	Director	March 3, 2006

/s/ LEONARD H. ROBERTS (Leonard H. Roberts)	Director	March 3, 2006

/s/ GLENN F. TILTON (Glenn F. Tilton)	Director	March 3, 2006

Appendix A

TXU CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

December 31, 2005

TXU CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(millions of dollars, except ratios and per share amounts)
Operating revenues	$10,437	$9,308	$8,600	$8,094	$7,962
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$1,775	$81	$566	$105	$533
Income (loss) from discontinued operations, net of tax effect	$5	$378	$74	$(4,181)	$201
Extraordinary gain (loss), net of tax effect (a)	$(50)	$16	$—	$(134)	$(57)
Cumulative effect of changes in accounting principles, net of tax effect (a)	$(8)	$10	$(58)	$—	$—
Exchangeable preferred membership interest buyback premium	$—	$849	$—	$—	$—
Preference stock dividends	$10	$22	$22	$22	$22
Net income (loss) available for common stock	$1,712	$(386)	$560	$(4,232)	$655

Common stock data (millions):
Basic shares outstanding – average	476	600	643	556	519
Diluted shares outstanding – average	486	600	758	556	519
Shares outstanding – end of year	471	480	648	644	530

Basic earnings per share:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles (a)	$3.73	$0.13	$0.88	$0.19	$1.02
Exchangeable preferred membership interest buyback premium	$—	$(1.41)	$—	$—	$—
Preference stock dividends	$(0.02)	$(0.04)	$(0.03)	$(0.04)	$(0.04)

Net income (loss) available to common stock from continuing operations	$3.71	$(1.32)	$0.85	$0.15	$0.98
Income (loss) from discontinued operations, net of tax effect	$0.01	$0.63	$0.11	$(7.52)	$0.39
Extraordinary gain (loss), net of tax effect (a)	$(0.10)	$0.03	$—	$(0.24)	$(0.11)
Cumulative effect of changes in accounting principles, net of tax effect (a)	$(0.02)	$0.02	$(0.09)	$—	$—

Net income (loss) available for common stock	$3.60	$(0.64)	$0.87	$(7.61)	$1.26

Diluted earnings per share:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles (a) (b)	$2.63	$0.13	$0.82	$0.19	$1.02
Exchangeable preferred membership interest buyback premium	$—	$(1.41)	$—	$—	$—
Preference stock dividends	$(0.02)	$(0.04)	$(0.03)	$(0.04)	$(0.04)

Net income (loss) available to common stock from continuing operations	$2.61	$(1.32)	$0.79	$0.15	$0.98
Income (loss) from discontinued operations, net of tax effect	$0.01	$0.63	$0.10	$(7.52)	$0.39
Extraordinary gain (loss), net of tax effect (a)	$(0.10)	$0.03	$—	$(0.24)	$(0.11)
Cumulative effect of changes in accounting principles, net of tax effect (a)	$(0.02)	$0.02	$(0.08)	$—	$—

Net income (loss) available for common stock	$2.50	$(0.64)	$0.81	$(7.61)	$1.26

Dividends declared per share	$1.26	$0.47	$0.25	$0.96	$1.20
Book value per share – end of year	$1.01	$0.71	$8.67	$7.40	$14.45
Return on average common stock equity (a) (c)	433.7%	2.0%	10.5%	1.3%	6.8%
Ratio of earnings to fixed charges	3.80	1.16	1.94	1.22	1.87
Ratio of earnings to combined fixed charges and preference dividends	3.74	1.11	1.87	1.17	1.81

See notes on page A-3.

TXU CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA (CONT.)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(millions of dollars, except ratios)
Total assets – end of year	$25,539	$23,189	$31,284	$31,384	$42,598
Property, plant & equipment – net – end of year	17,192	16,676	16,803	16,526	16,579
Capital expenditures	1,047	912	721	813	988
Capitalization – end of year
Equity-linked debt securities	$179	$285	$1,440	$1,440	$1,350
Exchangeable subordinated notes (d)	—	—	—	639	—
Long-term debt held by subsidiary trusts	—	—	546	546	547
All other long-term debt, less amounts due currently	11,153	12,127	9,168	8,003	8,098
Exchangeable preferred membership interests (d)	—	—	646	—	—
Preferred stock of subsidiaries:
Not subject to mandatory redemption (g)	—	38	113	190	190
Subject to mandatory redemption	—	—	—	21	21
Preference stock	—	300	300	300	300
Common stock equity	475	339	5,619	4,766	7,656

Total	$11,807	$13,089	$17,832	$15,905	$18,162

Capitalization ratios – end of year
Equity-linked debt securities	1.5%	2.2%	8.1%	9.1%	7.4%
Exchangeable subordinated notes	—	—	—	4.0	—
Long-term debt held by subsidiary trusts	—	—	3.1	3.4	3.0
All other long-term debt, less amounts due currently	94.5	92.6	51.4	50.3	44.6
Exchangeable preferred membership interests	—	—	3.6	—	—
Preferred stock of subsidiaries (g)	—	0.3	0.6	1.3	1.2
Preference stock	—	2.3	1.7	1.9	1.6
Common stock equity	4.0	2.6	31.5	30.0	42.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Notes payable – commercial paper	$358	$—	$—	$—	$—
Notes payable - banks	440	210	—	2,306	1,671
Long-term debt due currently	1,250	229	678	941	866

Embedded interest cost on long-term debt – end of year (e)	6.3%	6.0%	6.3%	6.8%	5.9%
Embedded interest cost on long-term debt held by subsidiary trusts	—%	—%	6.4%	7.8%	7.8%
Embedded dividend cost on preferred stock of subsidiaries – end of year (f)	4.6%	4.4%	9.7%	6.5%	6.5%

(a)	See Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	The 2005 diluted per share results reflect the unfavorable impact associated with the accelerated share repurchase program. (See Note 8 to Financial Statements.)

(c)	Based on results from continuing operations.

(d)	Amount is net of discount.

(e)	Represents the annual interest using year-end rates for variable rate debt and reflecting effects of interest rate swaps and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.

(f)	Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.0% for 2002 and 2001.

(g)	Preferred stock outstanding at the end of 2005 is $51 thousand.

Prior year amounts have been reclassified for discontinued operations. Share and per share amounts reflect the 2005 two-for-one stock split. (See Note 4 and Note 8 to Financial Statements.)

Note: Results for 2004 are significantly impacted by charges related to the comprehensive restructuring plan as described in Note 2 to Financial Statements.

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

Business Strategy

Overview

In 2004, senior management reviewed TXU Corp.’s operations and launched a three-phase restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

•	Phase one involved divesting of value-disadvantaged businesses and using the sales proceeds, operating cash flows and cash on hand to simplify the capital structure and improve financial flexibility. This phase also included changing pricing and commodity price hedging strategies to reflect rising natural gas prices, resolving significant litigation risks and lowering business process costs through a significant outsourcing arrangement. Phase one was completed in 2004. As discussed in Note 2 to Financial Statements, these restructuring actions resulted in net charges to 2004 income from continuing operations totaling $1.2 billion ($828 million after-tax). Also see Note 4 to Financial Statements for the effect on results from discontinued operations.

•	Phase two included implementation of initiatives to achieve operational excellence across the business, targeting industry-leading performance standards for productivity, reliability and customer service and embedding a high-performance industrial culture. Phase two work has been largely completed during 2005 but will remain ongoing as a basis for continuous process improvement.

•	Phase three included an in depth analysis of the growth strategy for TXU Corp. and its two business segments. This analysis was completed in November 2005, and the results are summarized immediately below. A more detailed discussion of business strategies is presented in Part I of this Form 10-K.

TXU Corp.’s goal over the next five years is to create two industry leaders: a deregulated solid fuel power generator with quality scale in several markets and a regulated wires company that will drive efficient management of required transmission and distribution network investments and help redefine customer service levels through effective deployment of new technologies.

TXU Corp. continues to evaluate a wide variety of transactions for the execution of growth strategies by TXU Energy Holdings and TXU Electric Delivery described below.

TXU Energy Holdings Strategy and Opportunities

TXU Energy Holdings’ power generation operation intends to:

•	further implement the TXU Operating System, a program to drive productivity improvement through deployment of an industrial skill set, targeting the achievement of top quartile cost levels within three years with ongoing production improvements to enhance an advantaged lignite/coal-fired generation operating capability;

•	leverage the TXU Operating System to pursue certain attractive growth opportunities in ERCOT that will add needed capacity and enhance the market’s fuel diversity; and

•	seek opportunities to double the size of its lignite/coal-fired generation fleet over the next five years, building a national solid fuel generation company with quality scale in multiple markets by applying TXU Operating System capabilities on a broader set of assets through transactions with other coal-fired generation plant owners.

TXU Energy Holdings’ retail sales operation intends to:

•	improve profitability and operational performance in Texas through ongoing cost leadership, innovative product and service offerings and excellence in customer service to distinguish itself; and

•	monitor potential opportunities to expand in other regions if and when those develop.

TXU Energy Holdings’ wholesale energy markets operation intends to:

•	continue to support the generation and retail sales operations, striving for market leadership and excellence in optimizing the performance of the generation assets and sourcing power for the retail business; and

•	monitor and manage TXU Energy Holdings’ commodity price risks; and

•	engage in complementary activities such as the structuring of long-term contractual arrangements.

TXU Electric Delivery Strategy and Opportunities

TXU Electric Delivery intends to:

•	utilize the TXU Operating System to achieve top decile costs, service levels and network reliability through efficient capital and technology deployment and business operations, specifically through increased investment in the transmission and distribution network and in new technologies such as automated meter reading and remote system monitoring;

•	achieve top decile reliability before the end of the decade; and

•	seek opportunities to scale its operating advantage and technology program regionally, pursue operating efficiencies, leverage its asset management capabilities over a larger grid and drive a coordinated technology and infrastructure investment program to improve reliability.

KEY CHALLENGES AND INITIATIVES

Following is a discussion of the key challenges facing management and the initiatives currently underway to manage such challenges:

Competitive Markets and Customer Retention

In Texas, 2005 was the fourth full year of a competitive retail market, and competitive activity has resulted in lower retail customer counts and sales volumes. The area representing TXU Corp.’s historical service territory prior to deregulation, largely in north Texas, consisted of approximately 3 million electricity consumers (measured by meter counts) as of year-end 2005. TXU Corp. currently has approximately 2.1 million retail customers in that territory and has acquired approximately 230,000 retail customers in other competitive areas in Texas. Retail sales volumes declined 17%, 12% and 12% in 2005, 2004 and 2003, respectively; including all markets in which TXU Corp. competes. Declines in both customer counts and related sales volumes reflect competitive activity in the business market and to a lesser extent in the residential market. As retail sales have declined, wholesale sales volumes have increased over this period with TXU Corp.’s shift from retail to wholesale market services. In responding to the competitive landscape, TXU Corp. is focusing on the following key initiatives:

•	Customer retention strategy remains focused on delivering world-class customer service and improving the overall customer experience. In line with this strategy, TXU Corp. continues to implement initiatives to improve call center response time and effectiveness as well as online interaction with customers.

•	TXU Corp. customizes its price/service product offerings to customer classes with service enhancements proven to be valued by those customers. TXU Corp. continues to develop price/service products with greater flexibility that are designed to fit varying customer need profiles.

•	Initiatives in the small and medium-business segment are focused largely on targeted programs to retain the existing highest-value customers and to recapture customers who have switched. Tactical programs put into place include improved customer service, new product price/service offerings and a direct-sales force for customers with demand of 200 kilowatts and above.

•	TXU Corp. remains focused on driving profitability by targeting customers with the highest economic potential and delivering with a low-cost model. Initiatives include a more disciplined contracting and pricing approach, a comprehensive hedging strategy to better protect against pricing volatility, improved economic segmentation of the large-business market to provide for more targeted sales and marketing efforts and more effective deployment of the direct-sales force.

Natural Gas Price & Market Heat-Rate Exposure

Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. The wholesale market price of power divided by the market price of natural gas represents the market heat rate. Market heat rates are currently near historical lows following the substantial increase in more efficient gas-fired generation capacity in Texas in the early 2000’s. In contrast, natural gas prices have increased significantly in recent years, but historically the price has fluctuated due to the effects of weather, changes in industrial demand and supply availability, and other economic and market factors.

In contrast to TXU Corp.’s gas-fired generation units, changes in natural gas prices have no significant effect on the cost of generating electricity from TXU Corp.’s nuclear-powered and lignite/coal-fired plants. All other factors being equal, these baseload generation assets, which provided 56% of supply volumes in 2005, increase or decrease in value as natural gas prices rise or fall, respectively, because of the effect of natural gas prices on wholesale power prices.

With the exposure to variability of natural gas prices, sales price management and hedging activities are critical to the profitability of the business. TXU Corp. continues to have price flexibility in the large business market and in all markets outside of its historical service territory. With respect to residential and small business customers in the historical service territory, TXU Corp. must offer regulated price-to-beat rates until January 1, 2007, but has the flexibility to offer prices other than the price-to-beat rate. Price-to-beat rates can be adjusted up or down twice a year at TXU Corp.’s option, subject to approval by the Commission, based on changes in natural gas prices. The challenge in adjusting these rates is determining the appropriate timing, considering past and projected movements in natural gas prices, such that gross margin levels can be sustained while remaining competitive with other retailers who have price flexibility. In response to rising natural gas prices, TXU Corp. has increased the price-to-beat rates twice in each of the years 2005, 2004 and 2003.

TXU Corp. is both a producer and a buyer of wholesale electricity. The combined effect of the generation and retail business is considered by management to be a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and TXU Corp.’s wholesale market positions, for 2006 TXU Corp.’s portfolio position is significantly balanced with respect to changes in natural gas prices, given TXU Corp.’s projections of baseload unit availability, customer churn and assuming no further changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from changes in the price-to-beat rates for residential and small business customers and from potential customer losses; that is, higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa.

TXU Corp.’s longer term approach to managing commodity price risk focuses on the following:

•	improving customer service to attract and retain high-value customers;

•	refining retail pricing strategy to more appropriately reflect the magnitude and costs of natural gas price risk;

•	continuing reduction of fixed costs to better withstand gross margin volatility; and

•	employing disciplined hedging and risk management strategies through physical and financial energy-related (power and natural gas) contracts to partially hedge gross margins.

Under a commodity price risk management program commenced in October 2005, TXU Corp. has been supplementing its hedging and risk management portfolio with natural gas-related financial instruments that are expected to reduce exposure to the effects of changes in natural gas prices over the next five years. These transactions are being accounted for as cash flow hedges; i.e., hedges of variability of future power prices as a result of movements in natural gas prices. See discussion below under “Application of Critical Accounting Policies.”

TXU Corp. still retains exposure to changes in market heat rates. TXU Corp.’s market heat rate exposure derives from its generation portfolio and may increase over time with expected generation capacity increases. TXU Corp. expects that increases in market heat rates would increase the value of its generation assets because higher market heat rates generally result in higher wholesale power prices, and vice versa.

On an ongoing basis, TXU Corp. will continue monitoring its overall commodity risks and seek to balance its portfolio based on its desired level of exposure to natural gas prices and market heat rates. Portfolio balancing may include the execution of incremental transactions or the unwind of existing transactions. As a result, commodity price exposures and their effect on earnings could change from time to time.

The following scenarios are presented to quantify the potential impact of movements in natural gas prices and market heat rates. As described earlier for 2006 TXU Corp.’s portfolio position is significantly balanced with respect to changes in natural gas prices at current forecast business performance levels and assuming no further changes in the price-to-beat rates. Illustratively, in the unlikely case that TXU Corp.’s sales prices immediately and fully adjusted to reflect changes in wholesale power prices due to changes in natural gas prices, and taking into account the hedges in place at year-end 2005 under the program described above, TXU Corp. could experience an approximate $350 million reduction in 2006 pretax earnings for every $1.00 per MMBtu reduction in natural gas prices (approximate 9% change in current price) sustained over the full year. In the same scenario of full and immediate pass-through of wholesale power price changes to sales prices, where natural gas prices and other nonprice conditions remained unchanged but ERCOT electricity prices declined by $5/MWh (approximate 6% change in current price) for a full year because of declining market heat rates, TXU Corp. could experience an approximate $310 million reduction in annual pretax earnings.

See additional discussion of risk measures under “Quantitative and Qualitative Disclosure About Market Risk.”

Impact of Volatile Energy Prices

Natural gas prices rose to unprecedented levels in the latter part of 2005, reflecting a world-wide increase in energy prices compounded by hurricane-related infrastructure damage. The related rise in retail electricity prices has elevated public awareness of energy costs and could dampen customer demand going forward, particularly in peak usage periods. Sustained high energy prices and/or ongoing price volatility also creates a potential risk for regulatory and/or legislative intervention with the mechanisms that govern the competitive wholesale and retail markets in Texas. TXU Corp. continues to work closely with the relevant regulatory bodies, as evidenced by the implementation of the October 2005 retail price-to-beat rate increase, under which TXU Corp. voluntarily implemented a discount on the increase until the end of 2005. The discount resulted in a net price-to-beat increase based on natural gas prices in the week prior to Hurricane Katrina making landfall.

Cost Exposure Related to Nuclear Asset Outages

TXU Corp.’s nuclear assets are comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The Comanche Peak plant represents approximately 13% of TXU Corp.’s total generation capacity. The nuclear generation facilities represent TXU Corp.’s lowest marginal cost source of electricity. Assuming both nuclear generating units experienced an outage, the unfavorable impact to pretax earnings is estimated to be approximately $4 million per day before consideration of any insurance proceeds. Maintaining safe, reliable and efficient operations at the Comanche Peak plant is one of TXU Corp.’s top priorities. Also see discussion of nuclear insurance in Note 9 to Financial Statements.

Environmental Regulations

TXU Corp. is subject to various environmental laws and regulations related to sulfur dioxide, nitrogen oxide and mercury emissions as well as other environmental contaminants that impact air and water quality. TXU Corp. is in compliance with all current laws and regulations, but regulatory authorities continue to evaluate existing requirements and consider proposals for changes. TXU Corp. is closely monitoring any potential legislative changes pertaining to greenhouse gas emissions, proposals for which remain in the formative stages. See discussion in Part I of this Form 10-K under “Environmental Matters.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES

TXU Corp.’s significant accounting policies are detailed in Note 1 to Financial Statements. TXU Corp. follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of TXU Corp.’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Corp. that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Derivative Instruments and Mark-to-Market Accounting — TXU Corp. enters into contracts for the purchase and sale of energy, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. Under SFAS 133, these instruments are subject to mark-to-market accounting, and the determination of market values for these instruments is based on numerous assumptions and estimation techniques.

Mark-to-market accounting recognizes changes in the fair value of derivative instruments as market prices change. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is separated into liquid and illiquid periods. The liquid period varies by region and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using industry-accepted market modeling techniques that take into account available market information. TXU Corp. recognizes losses but not gains related to illiquid periods.

SFAS 133 allows for “normal” purchase or sale elections and hedge accounting designations, which generally eliminates the requirement for mark-to-market recognition in net income. (However, cash flow hedge ineffectiveness is recognized in net income.) Results of operations can be materially impacted by such elections and designations, as they reduce the volatility of net income that can result from fluctuations in fair values. Because TXU Corp.’s natural long power position (generation load) is not marked-to-market, management strives to make elections under SFAS 133 with respect to economic hedges of that position that allow accounting results to be more reflective of the economic position. Derivative contracts held for proprietary trading purposes are marked-to-market.

The effect of mark-to-market and hedge accounting on the financial statements is presented below (includes effects of commodity and debt-related transactions):

	Year Ended December 31,
	2005	2004	2003(a)
Effect on income from continuing operations (after-tax):
Net gains (losses) from mark-to-market accounting for commodity contracts	$6	$(59)	$(88)
Net cash flow hedge ineffectiveness gains (losses)	(18)	(12)	23
Net cash flow hedge losses recognized (reclassified from accumulated other comprehensive income — to offset hedged transactions)	(77)	(44)	(122)
Amount recognized as a reduction to loss on early extinguishment of debt upon redemption of related debt	—	5	—
Amortization of net gains on settled fair value hedges (b)	7	10	14

Total	$(82)	$(100)	$(173)

Effect on other comprehensive income from continuing operations (after-tax):
Net losses in fair value of cash flow hedges	$(47)	$(75)	$(85)
Net cash flow hedge losses recognized in net income	77	44	122

Total	$30	$(31)	$37

(a)	Amounts exclude the cumulative effect of changes in accounting principles discussed in Note 3 to Financial Statements.

(b)	See Note 7 to Financial Statements.

The effect of mark-to-market and hedge accounting on the balance sheet is as follows:

	December 31,
	2005	2004
Net derivative liability related to cash flow hedges	$(164)	$(166)
Net derivative liability related to interest rate fair value hedges	(71)	(24)
Other derivative assets	9	—

Total net cash flow hedge and other derivative liability	$(226)	$(190)

Net commodity contract asset (a)	$36	$31

Long-term debt fair value adjustments — increase/(decrease)	$(44)	$15

Net accumulated other comprehensive loss included in shareholders’ equity (after-tax amounts)	$(142)	$(172)

(a)	Excludes amounts not arising from mark-to-market valuations such as payments and receipts of cash and other consideration associated with commodity hedging and trading activities.

Under a commodity price risk management program commenced in October 2005, TXU Corp. has been supplementing its hedging and risk management portfolio with market instruments that are expected to reduce exposure to the effects of changes in natural gas prices over the next five years. The majority of these market instruments are natural gas-related derivative instruments. As of early February 2006, TXU Corp. had effectively sold forward, over the five year period from 2006 to 2010, approximately 385 million MMBtu of natural gas using instruments that have been designated as cash flow hedges of future power sales. The values of the hedge instruments are based on natural gas prices, and power prices do not necessarily move in tandem with gas prices. Given the size of the hedge program and the cross-commodity nature of the hedges, the program may result in greater volatility of net income due to hedge ineffectiveness gains and losses, as well as greater mark-to-market gains and losses reported in other comprehensive income, than TXU Corp. has experienced in recent years. For example, a change of 0.1 (or 1%) in forward market heat rates could result in cash flow hedge ineffectiveness gains or losses of $20 to $35 million pretax.

Revenue Recognition — TXU Corp.’s revenue includes an estimate for unbilled revenue that is calculated at the end of the period based on estimated daily consumption after the meter read date and valued at rates in effect when the consumption is billed. Estimated daily consumption is derived using historical revenue information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $494 million, $422 million and $411 million at December 31, 2005, 2004 and 2003, respectively.

Accounting for Contingencies — The financial results of TXU Corp. may be affected by judgments and estimates related to loss contingencies. A significant contingency that TXU Corp. accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers’ behaviors. With the opening of the Texas electricity market to competition in 2002, many historical measures used to estimate bad debts were less reliable. The changing business climate, including a regulatory change in 2004 that allows a REP to disconnect nonpaying customers in its historical service territory, increased customer churn due to competitor actions and the recent significant increases in energy prices adds to the complexity of the estimation process. Historical results alone are not always indicative of future results causing management to consider potential changes in customer behavior. Bad debt expense totaled $56 million, $90 million and $119 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2004, management assessed the progress and status of matters in litigation and recorded a net $84 million ($55 million after-tax) charge for the anticipated settlement of litigation (estimated litigation liability of $150 million less $66 million in pledged reimbursements from insurance carriers). In January 2005, TXU Corp. reached a comprehensive settlement of the consolidated amended securities class action lawsuit initially filed in October 2002. The agreement included a one-time payment to the class members of $150 million, of which $101 million was received in reimbursement from insurance carriers. As a result, a credit to earnings of $35 million ($23 million after-tax) was recorded in 2005 to reduce the previously recorded amounts.

See Note 16 to Financial Statements under “Retail Clawback Credit” for a discussion of the effects on earnings of this regulatory-related contingency.

Accounting for Income Taxes — TXU Corp.’s income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, TXU Corp.’s financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. TXU Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, an adequate reserve has been made for any future taxes that may be owed as a result of any examination. See Notes 9 and 11 to Financial Statements for discussion of income tax matters.

Impairment of Long-Lived Assets — TXU Corp. evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In this circumstance, impairment may be evaluated based on the current market price of the asset. For TXU Corp.’s baseload generation assets, another possible indication would be an expected long-term decline in natural gas prices. In this circumstance, the impairment test would be based on future undiscounted cash flows associated with the asset, in accordance with SFAS 144. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Corp.’s property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual plants that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing.

TXU Corp.’s most significant long-lived asset in terms of carrying value is its Comanche Peak nuclear generation facility. The net book value of the facility was $7.3 billion at December 31, 2005. TXU Corp. believes that the net book value of the facility significantly exceeds the estimated current market value. However, TXU Corp. estimates that future undiscounted cash flows from the facility significantly exceed net book value. Significant assumptions used in this analysis are forward price curves for natural gas and power, market heat rates and production estimates. TXU Corp. has conservatively estimated that a sustained structural decline in natural gas prices of at least 60% from current levels would need to occur before any risk of impairment would arise, assuming market heat rates remain unchanged.

Depreciation — The depreciable lives of property, plant and equipment are based on management’s estimates/determinations of the assets’ economical useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to earnings. Consolidated depreciation expense as a percent of average depreciable property approximated 2.3% for 2005 and 2004 and 2.5% for 2003. The declines in these percentages were due primarily to increases in the estimated depreciable lives of lignite/coal-fired generation facilities.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units was extended to 60 years effective April 2003. TXU Energy Holdings expects to file a license extension request in accordance with timing and other provisions established by the NRC.

Regulatory Assets — The financial statements at December 31, 2005 and 2004, reflect total regulatory assets of $1.9 billion and $2.0 billion, respectively. These amounts consisted primarily of generation-related regulatory assets recoverable by transition (securitization) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See disclosures in Note 19 to Financial Statements under “Regulatory Assets and Liabilities.”)

Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of transition (securitization) bonds by TXU Electric Delivery in accordance with the Settlement Plan with the Commission as described in Note 16 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, an extraordinary loss of $134 million (net of income tax benefit of $72 million) was recorded in the fourth quarter of 2002 principally to writedown this regulatory asset. The carrying value of the regulatory asset after the writedown represented the projected future cash flows to be recovered from REPs through revenues as a transition charge to service the principal and estimated interest on the bonds. An extraordinary gain of $16 million (net of tax of $9 million) was recorded in 2004, representing an increase in the carrying value of the regulatory asset subject to securitization, due to the issuance of the second and final tranche of the securitization bonds in June 2004. The increase in the related regulatory asset was due to the effect of higher than estimated interest rates on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the bonds. At December 31, 2005, this regulatory asset totaled $1.5 billion.

Other regulatory assets that TXU Corp. believes are probable of recovery, but are subject to review and possible writedown in any future regulatory rate case, totaled $382 million at December 31, 2005. These amounts consist primarily of securities reacquisition costs, storm-related costs, recoverable deferred income taxes and employee retirement costs.

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

Benefit costs are impacted by actual employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.’s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

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

	Year Ended December 31,
	2005	2004	2003
Pension costs under SFAS 87	$46	$58	$45
Other postretirement benefit costs under SFAS 106	71	80	100

Total (a)	$117	$138	$145

(a)	Includes amounts deferred as regulatory assets and amounts capitalized as part of construction projects, which totaled approximately $58 million, $27 million and $26 million for 2005, 2004 and 2003, respectively.

Detailed information regarding TXU Corp.’s pension and postretirement benefits is provided in Note 12 to Financial Statements. Additional analysis regarding pension and other postretirement benefit plans:

•	Pension and other postretirement benefit costs decreased $21 million to $117 million in 2005 due primarily to fewer active employees following the 2004 Capgemini outsourcing and TXU Gas disposition transactions and other 2004 restructuring actions. (See Note 2 to Financial Statements.)

•	The decline in other postretirement benefit costs in 2004 of $20 million from $100 million in 2003 was due primarily to the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 enacted in December 2003.

•	A total curtailment charge of $5 million is included in pension and other postretirement benefit costs in 2004 due to the effects of the Capgemini outsourcing and TXU Gas disposition transactions.

In 2005, the assumed pension and other postretirement benefit costs discount rate was 6.00%. The expected rate of return on assets was 8.75% for pension costs and 8.67% for other postretirement costs.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(decrease) in 2005 Costs
Discount rate – 1% increase	$(24)
Discount rate – 1% decrease	$36
Expected return on assets – 1% increase	$(19)
Expected return on assets – 1% decrease	$19

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings’ active and retired employees). The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval.

Stock-based Compensation — TXU Corp. grants awards of restricted stock and performance units distributed in stock. For grants in 2004 and 2003, the number of awards ultimately distributed will be based on the performance of TXU Corp. stock versus stock price performance of a peer group of companies (Index Method) over a future period (generally three years). For grants in 2005, the number of awards to be ultimately distributed was based 50% on the Index Method and 50% on the aggregate three-year total shareholder return of TXU Corp. stock. For a small number of employees under employment agreements, the number of shares is based on the Index Method. Stock-based compensation expense, which is reported in SG&A expenses, totaled $32 million, $56 million and $25 million, in 2005, 2004 and 2003, respectively. See Note 10 to Financial Statements for additional information.

The determination of fair value of stock-based compensation awards at grant date is based on valuation techniques involving a number of assumptions. The more significant assumptions are as follows:

•	Expected number of shares distributable per award – the determination of the probability-weighted number of shares expected to be issued is based on expected volatility of TXU Corp.’s stock. In addition, for awards or award components that are determined based on TXU Corp. stock price versus a peer group, determination of the probability-weighted distribution also includes volatility of the peer group (index). Expected volatility is determined based on historical and implied volatilities of TXU Corp. and the mean and median of the index with reference to historical volatilities for one, two and three years and implied volatilities for 0.25, 0.5, 0.75, 1 and 1.5 years.

•	Discount for risk during the vesting period – this factor reflects a discount to compensate for the risk of uncertainty during the required holding period and is based on an equity rate of return.

•	Discount for liquidation restrictions – this factor estimates the discount for lack of marketability of vested awards due to the anticipated time for the approval and issuance of the awards, the black-out period immediately after the grant and additional holding requirements imposed on senior executives. This discount is determined based on an estimation of the cost of a protective put at the award date and is calculated using the Black-Scholes option pricing model using expected volatility assumptions based on historical and implied volatility as discussed above and a risk-free rate of return over the option period.

Sensitivities to these key assumptions on the $24 million fair value of the 2005 awards are as follows:

	Range			Increase/(decrease) in award fair value
Assumption	Low	Base	High	Low	High
Expected number of shares distributable per award – peer performance	0.7 shares	0.9 shares	1.0 shares	$3	$(3)
Expected number of shares distributable per award – shareholder return	0.6 shares	0.7 shares	0.8 shares	$1	$(1)
Discount for risk during vesting period	10%	12%	14%	$2	$(1)
Discount for liquidation restrictions	25%	27.5%	30%	$1	—

RESULTS OF OPERATIONS

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 4 to Financial Statements regarding discontinued operations).

Accounting Changes — See Note 3 to Financial Statements for a discussion of the effects of accounting rule changes.

Extraordinary Items — See Note 5 to Financial Statements for a discussion of an extraordinary charge recorded in 2005 and an extraordinary credit recorded in 2004.

TXU Corp. Consolidated

2005 compared to 2004

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $1.1 billion, or 12%, to $10.4 billion in 2005.

•	Operating revenues in the TXU Energy Holdings segment increased $832 million, or 10%, to $9.3 billion driven by higher retail and wholesale pricing, which is primarily the result of higher natural gas prices. The effect of higher pricing was partially offset by the effect of lower retail sales volumes. Retail sales volumes declined 17% primarily reflecting a net loss of customers to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather.

•	Operating revenues in the TXU Electric Delivery segment increased $168 million, or 8%, to $2.4 billion in 2005. The revenue increase was driven by a 5% increase in delivered volumes, due largely to warmer weather and an increase in delivery points. The balance of the growth reflected $46 million in higher transition charges associated with securitization bonds issued in 2004 (offset in total by higher amortization of the related regulatory asset as discussed below). Additionally, higher transmission and distribution tariffs driven by TXU Electric Delivery’s ongoing transmission investment program and market growth contributed to increased revenues.

•	Consolidated revenue growth reflected a $130 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings, while its sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$10,437	100%	$9,308	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	4,036	39%	3,847	41%
Operating costs	1,425	14%	1,429	15%
Depreciation and amortization	764	7%	709	8%

Gross margin	$4,212	40%	$3,323	36%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the variable and fixed costs to deliver energy.

Gross margin increased $889 million, or 27%, to $4.2 billion in 2005.

•	The TXU Energy Holdings segment’s gross margin increased $832 million, or 38%, to $3.0 billion, driven by higher pricing partially offset by higher per MWh cost of purchased power and gas/oil-fired generation as well as the effect of lower sales volumes.

•	The TXU Electric Delivery segment’s gross margin increased $80 million, or 7%, to $1.2 billion in 2005, driven by higher operating revenues.

Operating costs were $1.4 billion in both 2005 and 2004.

•	TXU Energy Holdings’ operating costs declined $37 million, or 5%. As discussed below in the business segment analysis, this decline was due to a number of factors, including the absence of $43 million of costs related to activities no longer performed.

•	TXU Electric Delivery’s operating costs rose $28 million, or 4%, driven by increased spending for reliability initiatives and higher property taxes due to increased investments in property.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) increased $16 million, or 2%, to $776 million in 2005. The increase included higher amortization of the transition bond regulatory asset and higher depreciation due to normal additions of property, largely offset by a change in the carrying value of software assets in connection with the Capgemini outsourcing transaction and the effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expense decreased $310 million, or 28%, to $781 million in 2005. The decline reflected:

•	$93 million resulting from cost reduction initiatives including the Capgemini outsourcing agreement;

•	$52 million in nonrecurring executive compensation costs in 2004;

•	$50 million in reduced incentive compensation expense including $15 million due to a one-time incentive compensation program in wholesale operations in 2004;

•	$42 million in consulting and professional fees in 2004 related to the formulation and execution of strategic initiatives;

•	$35 million in lower bad debt expense as a result of stricter disconnect policies and more focused collection activities; and

•	$15 million in reduced pension and other postretirement benefits primarily due to the effect of Texas legislation enacted in the second quarter of 2005. (See Note 12 to Financial Statements.)

Other income totaled $151 million in 2005 and $148 million in 2004. Other deductions totaled $45 million in 2005 and $1.2 billion in 2004. The other deductions in 2004 primarily represented charges related to the restructuring actions discussed in Note 2 to Financial Statements. Also see Note 18 to Financial Statements for detail of other income and deductions.

Interest income increased $20 million to $48 million in 2005 primarily reflecting losses on interest rate swaps in 2004 (related to a note receivable) and higher interest earned on short-term investments in 2005.

Interest expense and related charges increased $107 million, or 15%, to $802 million in 2005 reflecting $66 million due to higher average borrowings and $41 million due to higher average interest rates.

Income tax expense on income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles included:

•	$138 million in additional tax benefit recorded in the first quarter of 2005 related to the TXU Europe write-off. This benefit reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe; and

•	$75 million tax benefit recorded in the second quarter of 2004 arising from the sale of TXU Fuel.

The effective income tax rate excluding the effect of these benefits was 32.0% in 2005 and 95.1% in 2004. The 2005 effective income tax rate reflects a $29 million benefit for the reversal of previously established tax reserves due to current period events. The 2004 effective rate reflected the limited deductibility of expenses recorded in connection with the repurchase of convertible and equity-linked debt securities on a small income base.

Income from continuing operations before extraordinary items and the cumulative effect of changes in accounting principle (an after-tax measure) increased to $1.8 billion in 2005 from $81 million in 2004.

•	Earnings in the TXU Energy Holdings segment increased $1.0 billion to $1.4 billion driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

•	Earnings in the TXU Electric Delivery segment increased $96 million, or 38%, to $351 million driven by higher operating revenues and the impact of unusual charges in 2004 reported in other deductions (restructuring-related charges and a rate case settlement charge – see Note 2 to Financial Statements).

•	Corporate and other activities resulted in net expenses of $6 million in 2005 compared to $582 million in 2004. The improvement of $576 million reflected (all amounts after-tax):

•	$382 million of debt extinguishment losses due primarily to restructuring-related actions in 2004;

•	$138 million income tax benefit recorded in 2005 related to TXU Europe;

•	$56 million for a litigation accrual in 2004;

•	$52 million pre and after-tax in nonrecurring executive compensation in 2004;

•	$27 million in restructuring-related consulting and professional fees in 2004;

•	$23 million in additional insurance recovery in 2005 related to the securities litigation settlement,

partially offset by the recognition in 2004 of a $75 million income tax benefit arising from the sale of TXU Fuel.

Net pension and postretirement benefit costs reduced income from continuing operations by $38 million in 2005 and $64 million in 2004.

Income from discontinued operations (an after-tax measure) totaled $5 million in 2005 and $378 million in 2004. See Note 4 to Financial Statements for details.

Diluted results per share of common stock were net income of $2.50 in 2005 compared to a net loss of $0.64 in 2004.

•	The 2005 diluted per share results reflect a $1.02 per share unfavorable impact associated with the November 2004 accelerated share repurchase program, which was settled in May 2005 for $523 million in cash. This settlement amount includes the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program as well as related fees and expenses. Because of TXU Corp.’s stated intention to settle the program in cash rather than shares, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in fair value of the settlement, which was $498 million (without tax benefit) in the period. Also see Note 8 to Financial Statements.

•	Per share results in 2004 were unfavorably impacted by a $1.41 per share effect from TXU Corp.’s repurchase of TXU Energy Holdings’ exchangeable preferred membership interests in April 2004 (see Note 8 to Financial Statements). For 2004, results per diluted share of common stock equaled results per basic share because of antidilution accounting rules.

•	The comparison of diluted net income per share benefited from a $0.48 per share impact of 114 million fewer average shares outstanding in 2005. Basic average common shares outstanding decreased 21% to 476 million shares reflecting the repurchase of 105 million shares in November 2004 under the accelerated share repurchase program and the repurchase of 12 million shares in 2005. (See Note 8 to Financial Statements.) Diluted average common shares decreased 19% to 486 million shares.

TXU Corp. Consolidated

2004 compared to 2003

TXU Corp.’s operating revenues increased $708 million, or 8%, to $9.3 billion in 2004.

•	Operating revenues in the TXU Energy Holdings segment rose $509 million, or 6%, to $8.5 billion reflecting higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales. Retail volumes declined 12% due to competitive activity and milder weather primarily in the summer.

•	Operating revenues in the TXU Electric Delivery segment increased $139 million, or 7%, to $2.2 billion reflecting $87 million in transition charges associated with securitization bonds issued in August 2003 and June 2004 (offset in total by higher amortization of the related regulatory asset as discussed below) as well as higher transmission and distribution fees (tariffs).

•	Consolidated revenue growth also reflected a $60 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue
Operating revenues	$9,308	100%	$8,600	100%
Costs and expenses:
Fuel, purchased power and delivery fees	3,847	41%	3,640	42%
Operating costs	1,429	15%	1,389	16%
Depreciation and amortization	709	8%	654	8%

Gross margin	$3,323	36%	$2,917	34%

Gross margin increased $406 million, or 14%, to $3.3 billion in 2004.

•	The TXU Energy Holdings segment’s gross margin increased $383 million, or 21%, to $2.2 billion. Higher gross margin reflected initiatives taken to respond to higher natural gas prices, including retail pricing actions and more cost effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower retail volumes and lower results from hedging and risk management activities. The average cost per MWh of power produced and purchased was about even with 2003 as higher purchased power costs due to rising natural gas prices were largely offset by lower cost of power produced due to reduced utilization of high heat rate gas-fired generation and higher lignite and nuclear facility output.

•	The TXU Electric Delivery segment’s gross margin increased $17 million, or 2%, to $1.1 billion driven by higher operating revenues.

Operating costs increased $40 million, or 3%, to $1.4 billion in 2004, driven by $25 million in incremental costs primarily associated with a planned outage for refueling at the nuclear generation facility and a $12 million increase in third-party transmission costs.

Depreciation and amortization (including amounts shown in the gross margin table above) rose $36 million, or 5%, to $760 million in 2004. This increase reflected $87 million in higher regulatory asset amortization arising from issuances of TXU Electric Delivery securitization bonds in August 2003 and June 2004 (offsetting the same amount of revenue increase), normal additions and replacements of equipment and the effect of higher asset retirement obligations due to new mining activity. These increases were partially offset by a $56 million impact of lower depreciation related to TXU Energy Holdings’ generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives (see Note 1 to Financial Statements) and a decrease in amortization due to a reduction in the carrying values of software assets in connection with the Capgemini outsourcing transaction.

SG&A expense increased $184 million, or 20%, to $1.1 billion in 2004. The increase reflected:

•	$112 million in higher incentive compensation expense due to the improved performance of the business and achievement of certain targets related to trading activities;

•	$54 million in consulting and professional fees incurred in the formulation and execution of strategic initiatives and $52 million in compensation expense under Mr. Wilder’s employment agreement, due largely to the increase in TXU Corp.’s stock price, partially offset by $29 million in lower bad debt expense and $4 million in reduced marketing expenses.

Other income totaled $148 million in 2004 and $58 million in 2003. Other deductions totaled $1.2 billion in 2004 and $42 million in 2003. See Note 18 to Financial Statements for additional detail.

Interest expense and related charges decreased $89 million, or 11%, to $695 million in 2004, primarily reflecting an $82 million decrease due to lower average interest rates and a $7 million decrease due to lower average borrowings.

The effective income tax rate on income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles was 34.1% in 2004 and 30.8% in 2003. The increase was driven by several factors, including the nondeductibility of certain executive compensation and the limited deductibility of expenses recorded in connection with the repurchase of convertible and equity-linked debt securities, partially offset by the $75 million tax benefit arising from the recognition of tax benefits related to the 2002 write-off of the investment in TXU Europe and the ongoing benefits of lignite depletion and investment tax credit amortization on a lower income base.

Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles (an after-tax measure) decreased $485 million to $81 million in 2004. This performance reflected a decrease of $89 million in the TXU Energy Holdings segment. Results in the TXU Energy Holdings segment reflected several unusual charges reported in other deductions and discussed in Note 2 to Financial Statements, partially offset by higher gross margin. Earnings in the TXU Electric Delivery segment declined $3 million reflecting $13 million after-tax of severance costs and $14 million after-tax for a rate case settlement, partially offset by higher transmission-related revenues. Corporate and other expenses increased $393 million, primarily reflecting (all amounts after-tax):

•	debt extinguishment losses of $382 million;

•	litigation accrual of $56 million;

•	nonrecurring executive compensation expenses of $52 million;

•	consulting fees of $35 million;

•	other items totaling $25 million (primarily stock-based compensation and severance costs),

partially offset by:

•	recognition of a $75 million tax benefit associated with TXU Europe as a result of a capital gain generated by the sale of TXU Fuel;

•	the effect of $11 million in equity losses in 2003 related to the telecommunications business, then a joint venture; and

•	lower net external and affiliate interest expense (net of interest income) of $64 million due to financing-related activity, including interest income of $29 million on TXU Energy Holdings’ exchangeable preferred membership interests acquired by TXU Corp.

Net pension and postretirement benefit costs reduced income from continuing operations by $64 million after-tax in 2004 and $69 million after-tax in 2003.

Income from discontinued operations (an after-tax measure) totaled $378 million in 2004 and $74 million in 2003. See Note 4 to Financial Statements for details.

Diluted results per share of common stock were a net loss of $0.64 in 2004 compared to net income of $0.81 in 2003. Basic average common shares outstanding decreased by 7% to 600 million shares reflecting the repurchase of 40 million shares in an accelerated repurchase plan in June 2004 and the repurchase of 105 million shares in an accelerated repurchase plan in November 2004. Diluted average common shares decreased by 21% to 600 million shares reflecting the accelerated repurchase plan transactions and the exclusion of the dilutive impacts of 114 million shares issuable under the exchangeable preferred membership interests. For 2004, results per diluted share of common stock equaled results per basic share because of antidilution accounting rules. Results in 2004 were unfavorably impacted by a $1.41 per share effect from TXU Corp.’s repurchase of TXU Energy Holdings’ exchangeable preferred membership interests in April 2004. The amounts paid in excess of the carrying value of these instruments, net of an associated income tax benefit, totaled $849 million. This premium was charged to additional paid-in capital and treated in a manner similar to preference share dividends in computing earnings per share.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2005, 2004 and 2003. The net changes in these assets and liabilities, excluding “cumulative effect of change in accounting principle” and “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to hedge accounting. For the 2005 period, this effect totaled $9 million in unrealized net gains ($32 million in net gains on open positions less $23 million in reversals of net gains recognized in prior periods.) These positions consist largely of economic hedge transactions, but also include some proprietary trading.

	2005	2004	2003
Net commodity contract asset at beginning of period	$23	$108	$316
Cumulative effect of change in accounting principle (1)	—	—	(75)
Settlements of positions included in the opening balance (2)	(23)	(61)	(145)
Unrealized mark-to-market valuations of positions held at end of period (3)	32	(29)	9
Other activity (4)	(88)	5	3

Net commodity contract asset (liability) at end of period	$(56)	$23	$108

(1)	Represents a portion of the pretax cumulative effect of the rescission of EITF 98-10. See Note 3 to Financial Statements.

(2)	Represents reversals of unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period to offset realized gains and losses upon settlement.

(3)	Includes $15 million in gains recorded in 2005 at the inception of a contract.

(4)	These amounts do not arise from mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received and related amortization. Also includes $75 million of natural gas received in 2005 related to physical swap transactions and a $12 million charge related to nonperformance by a coal contract counterparty.

The decline in net commodity contract positions since 2003 reflects an accounting rule change issued in 2003 that limited mark-to-market accounting to contracts that met the definition of a derivative. Certain energy contracts previously marked-to-market were not derivatives (see Note 3 to Financial Statements). The decline also reflected reduced trading activities following the sale of retail gas operations outside of Texas in 2003 and the use of normal and cash flow hedge designations in the remaining contract portfolio.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges. These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows:

	2005	2004	2003
Unrealized gains/(losses) related to commodity contract positions	$9	$(90)	$(136)
Ineffectiveness gains/(losses) related to cash flow hedges (a)	(27)	(19)	36

Total unrealized losses related to commodity contracts	$(18)	$(109)	$(100)

(a)	See Note 15 to Financial Statements.

These amounts are included in the “hedging and risk management activities” component of revenues.

Maturity Table — Included in the net commodity contract liability above at December 31, 2005 is a net asset of $36 million representing cumulative unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings. More than offsetting this net asset is a net liability of $92 million included in the December 31, 2005 balance sheet that is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including amounts related to natural gas physical swap transactions, as well as option premiums net of amortization. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of December 31, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract assets at December 31, 2005
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$40	$100	$17	$—	$157
Prices provided by other external sources	(87)	(46)	(25)	—	(158)
Prices based on models	36	1	—	—	37

Total	$(11)	$55	$(8)	$—	$36

Percentage of total fair value	(31)%	153%	(22)%	—%	100%

As the above table indicates, 122% of the net unrealized mark-to-market valuation gains at December 31, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT extend through 2006 and 2010, depending upon delivery point, and for natural gas generally extend through 2010. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy Holdings

Financial Results

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$9,327	$8,495	$7,986

Costs and expenses:
Fuel, purchased power costs and delivery fees	5,320	5,265	5,117
Operating costs	667	704	685
Depreciation and amortization	313	350	407
Selling, general and administrative expenses	522	667	636
Franchise and revenue-based taxes	114	117	124
Other income	(64)	(110)	(48)
Other deductions	15	610	22
Interest income	(70)	(31)	(8)
Interest expense and related charges	393	353	323

Total costs and expenses	7,210	7,925	7,258

Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	2,117	570	728
Income tax expense	687	162	231

Income from continuing operations before cumulative effect of changes in accounting principles	$1,430	$408	$497

TXU Energy Holdings

Sales Volume Data

	Year Ended December 31,			Change % 2005/2004	Change % 2004/2003
	2005	2004	2003
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory (a):
Residential	29,239	30,897	34,082	(5.4)	(9.3)
Small business (b)	9,004	10,476	12,673	(14.1)	(17.3)

Total historical service territory	38,243	41,373	46,755	(7.6)	(11.5)
Other territories (a):
Residential	3,416	3,089	1,899	10.6	62.7
Small business (b)	674	363	313	85.7	16.0

Total other territories	4,090	3,452	2,212	18.5	56.1
Large business and other customers	15,843	25,466	30,955	(37.8)	(17.7)

Total retail electricity	58,176	70,291	79,922	(17.2)	(12.1)
Wholesale electricity sales volumes	52,001	48,309	36,809	7.6	31.2

Total sales volumes	110,177	118,600	116,731	(7.1)	1.6

Retail volumes (GWh) – weather adjusted (c):

Residential	31,612	33,987		(7.0)
Small business	9,533	10,839		(12.0)
Large business and other customers	15,828	25,466		(37.8)

Average volume (kWh) per retail customer (d):

Residential	15,825	15,619	15,959	1.3	(2.1)
Small business	32,078	34,095	39,728	(5.9)	(14.2)
Large business and other customers	243,538	351,542	421,203	(30.7)	(16.5)

Average volume (kWh) per retail customer – weather adjusted (c):

Residential	15,319	15,619		(1.9)
Small business	31,598	34,095		(7.3)
Large business and other customers	243,304	351,542		(30.8)

Weather (service territory average) – percent of normal (e):

Percent of normal:
Cooling degree days	107.0%	90.0%	95.7%
Heating degree days	90.0%	90.1%	98.1%

(a)	Historical service and other territory data for 2003 is best estimate.

(b)	Customers with demand of less than 1 MW annually.

(c)	2005 amounts adjusted for estimated weather effect as compared to 2004.

(d)	Calculated using average number of customers for period.

(e)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy Holdings

Customer Count Data

	Year Ended December 31,			Change %	Change %
	2005	2004	2003	2005/2004	2004/2003
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory (b):
Residential	1,769	1,951	2,059	(9.3)	(5.2)
Small business (c)	281	309	316	(9.1)	(2.2)

Total historical service territory	2,050	2,260	2,375	(9.3)	(4.8)

Other territories (b):
Residential	213	194	148	9.8	31.1
Small business (c)	7	6	5	16.7	20.0

Total other territories	220	200	153	10.0	30.7

Large business and other customers	55	76	69	(27.6)	10.1

Total retail electricity customers	2,325	2,536	2,597	(8.3)	(2.3)

(a)	Based on number of meters.

(b)	Historical service and other territory data for 2003 is best estimate.

(c)	Customers with demand of less than 1 MW annually.

TXU Energy Holdings

Revenue and Market Share Data

	Year Ended December 31,			Change % 2005/2004	Change % 2004/2003
	2005	2004	2003 (a)
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$3,444	$3,164	$3,152	8.8	0.4
Small business (b)	1,086	1,103	1,213	(1.5)	(9.1)

Total historical service territory	4,530	4,267	4,365	6.2	(2.2)

Other territories:
Residential	405	298	159	35.9	87.4
Small business (b)	65	34	25	91.2	36.0

Total other territories	470	332	184	41.6	80.4

Large business and other customers	1,330	1,771	1,935	(24.9)	(8.5)

Total retail electricity revenues	6,330	6,370	6,484	(0.6)	(1.8)
Wholesale electricity revenues	2,807	1,886	1,258	48.8	49.9
Hedging and risk management activities	(164)	(103)	30	59.2	—
Other revenues	354	342	214	3.5	59.8

Total operating revenues	$9,327	$8,495	$7,986	9.8	6.4

Hedging and risk management activities (c):

Net realized gains (losses) on settled positions	$(40)	$6	$130
Reversal of prior years’ net unrealized gains on positions settled in current period	(23)	(61)	(145)
Other net unrealized losses, including ineffectiveness	(101)	(48)	45

Total net gains (losses)	$(164)	$(103)	$30

Average revenues per MWh:

Residential	$117.86	$101.88	$92.02	15.7	10.7
Small business	$118.90	$104.87	$95.38	13.4	9.9
Large business and other customers	$83.96	$69.54	$62.51	20.7	11.2

Estimated share of ERCOT retail markets (d):

Historical service territory:
Residential (e)	72%	81%	86%
Small business (e)	71%	78%	82%
Total ERCOT:
Residential	39%	44%	46%
Small business	29%	31%	32%
Large business and other customers	17%	33%	37%

(a)	Historical service and other territory data for 2003 is best estimate.

(b)	Customers with demand of less than 1 MW annually.

(c)	Includes amounts that offset the effects of settled physical energy contracts that are reported in revenues and fuel and purchased power costs.

(d)	Based on number of meters, except large business which is based upon annualized consumption.

(e)	Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Production, Purchased Power and Delivery Cost Data

	Year Ended December 31,			Change % 2005/2004	Change % 2004/2003
	2005	2004	2003
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$78	$82	$80	(4.9)	2.5
Lignite/coal	475	506	491	(6.1)	3.1

Total baseload fuel	553	588	571	(6.0)	3.0
Gas/oil fuel and purchased power	3,060	2,912	2,913	5.1	—
Other costs	281	221	81	27.1	—

Fuel and purchased power costs	3,894	3,721	3,565	4.6	4.4
Delivery fees (a)	1,426	1,544	1,552	(7.6)	(0.5)

Total	$5,320	$5,265	$5,117	1.0	2.9

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:

Nuclear generation	$4.23	$4.31	$4.49	(1.9)	(4.0)
Lignite/coal generation (b)	$11.68	$12.96	$12.53	(9.9)	3.4
Gas/oil generation and purchased power	$61.66	$47.95	$46.12	28.6	4.0

Delivery fees per MWh	$24.20	$21.75	$18.93	11.3	14.9

Production and purchased power volumes (GWh):

Nuclear	18,371	18,979	17,717	(3.2)	7.1
Lignite/coal	44,005	42,339	41,311	3.9	2.5

Total baseload generation	62,376	61,318	59,028	1.7	3.9
Gas/oil generation	3,504	4,726	13,250	(25.9)	(64.3)
Purchased power	46,133	56,007	49,915	(17.6)	12.2

Total energy supply	112,013	122,051	122,193	(8.2)	(0.1)
Less line loss and power imbalances	1,836	3,451	5,462	(46.8)	(36.8)

Net energy supply volumes	110,177	118,600	116,731	(7.1)	1.6

Baseload capacity factors (%):

Nuclear	91.5%	94.3%	88.1%	(3.0)	7.0
Lignite/coal	89.8%	86.0%	84.6%	4.4	1.7
Total baseload	90.3%	88.4%	85.6%	2.1	3.3

(a)	Includes delivery fee charges from TXU Electric Delivery that are eliminated in consolidation ($1.284 billion in 2005, $1.418 billion in 2004 and $1.477 billion in 2003).

(b)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings

2005 Compared to 2004

Operating revenues increased $832 million, or 10%, to $9.3 billion in 2005. Retail electricity revenues decreased $40 million, or 1%, to $6.3 billion.

•	The retail revenue decline reflected a $1.1 billion decrease attributable to a 17% drop in sales volumes, primarily reflecting a net loss of customers due to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather. A total volume decline of 38% in the large business market also reflected a strategy to target higher margin customers in that market. Total residential and small business volumes fell 6%, driven by competitive activity and stricter disconnect policies and more focused collection activities, partially offset by the effect of increased consumption by residential customers due to warmer weather.

•	The effect of lower retail volumes was partially offset by $886 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices. A favorable $171 million mix shift in the composition of retail sales from large business to residential and small business also offset the effect of lower volumes.

•	Retail electricity customer counts at December 31, 2005 declined 8% from December 31, 2004. Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 8%.

Wholesale electricity revenues grew $921 million, or 49%, to $2.8 billion reflecting $777 million in higher prices due to the effect of increased natural gas prices on wholesale electricity prices and $144 million due to an 8% increase in sales volumes. The wholesale sales volume increase was driven by a shift in the composition of the customer base from retail to wholesale and weather-related increases in wholesale demand.

The increase in other revenues of $12 million primarily reflected higher retail (business customers) gas revenues due to increased natural gas prices, partially offset by the effect of no longer providing customer care support to TXU Gas after the first half of 2004 and the sale of TXU Fuel in June 2004.

Net losses from hedging and risk management activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, totaled $164 million in 2005 and $103 million in 2004. Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$133 million in net realized losses associated with hedges entered into in prior years (largely 2003), the offsetting effects of which are reported in revenues and fuel and purchased power costs. This amount includes $88 million in losses related to cash flow hedges, which had been recognized in other comprehensive income;

•	$84 million reversal of net unrealized gains previously recognized on power positions settled in the current period, the offsetting effects of which are reported in revenues and fuel and purchased power costs;

•	$79 million in net realized gains on settlement of commodity trading positions, including some proprietary trading activity, largely entered into in 2005 and relating primarily to natural gas; and

•	$31 million of unrealized ineffectiveness losses relating to cash flow hedges.

Gross Margin

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$9,327	100%	$8,495	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	5,320	57%	5,265	62%
Generation plant operating costs	667	7%	704	8%
Depreciation and amortization	309	3%	327	4%

Gross margin	$3,031	33%	$2,199	26%

Gross margin increased $832 million, or 38%, to $3.0 billion in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as the continued improved productivity of the baseload plants, in an environment of increasing wholesale power prices. The increased wholesale power prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes.

Gross margin as a percent of revenues increased 7 percentage points to 33%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 20%, and the average wholesale sales price per MWh rose 38%;

•	improved production efficiency in lignite/coal-fired generation operations and lower cost per ton of purchased coal resulting in a 8% decline in baseload fuel costs per MWh;

•	a 19% decrease in planned and unplanned lignite/coal-fired plant outage days;

•	a favorable mix shift in the composition of supply from purchased power to baseload generation; and

•	a favorable mix shift in the composition of retail sales from large business to residential,

partially offset by:

•	a 29% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices;

•	an 11% increase in delivery fees per MWh;

•	decreased nuclear generation plant output due to two planned refueling outages in 2005 compared to one in 2004; and

•	an unfavorable mix shift in the composition of total sales from retail to wholesale.

Operating costs decreased $37 million, or 5%, to $667 million in 2005. The decline reflected:

•	$30 million in lower benefits expense including $13 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);

•	the absence of $18 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;

•	a $17 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004; and

•	the absence of $8 million of costs associated with the TXU Fuel business sold in June 2004,

partially offset by:

•	$25 million in higher maintenance costs associated with planned nuclear unit outages in 2005, reflecting two outages in 2005 and one outage in 2004; and

•	$15 million in supplier credits recorded in 2004.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $37 million, or 11%, to $313 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction. The decrease also reflected a $13 million effect of reduced 2005 depreciation rates for lignite/coal-fired plants due to extending the estimated useful lives.

SG&A expenses decreased by $145 million, or 22%, to $522 million in 2005. The decline reflected:

•	a net $64 million decline due to cost reduction initiatives, including the effect of the Capgemini outsourcing agreement;

•	$41 million in reduced incentive compensation expense including a $15 million one-time incentive compensation program in wholesale operations in 2004;

•	$38 million in lower bad debt expense as a result of refining and consistently applying credit and collection policies; and

•	an $11 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 as discussed above (Also see Note 12 to Financial Statements), partially offset by $14 million in higher consulting expense primarily related to development and implementation of the TXU Operating System to improve efficiency of generation plant and mining operations.

Other income totaled $64 million in 2005 and $110 million in 2004. Other income in 2005 included:

•	$33 million in gains on the sale of undeveloped land and mining land;

•	an $8 million insurance reimbursement related to a generation plant fire in 2002;

•	a $7 million gain on the sale of an investment in an out-of-state power transmission project;

•	$4 million in connection with the termination of a power services contract; and

•	$2 million gain on the sale of surplus equipment.

Other income in 2004 included:

•	$88 million in amortization of the gain on the 2002 sale of two generation plants including $58 million of the remaining unamortized gain recognized as a result of the termination of a related power purchase and tolling agreement; and

•	a $19 million gain on sale of undeveloped land.

Other deductions totaled $15 million in 2005 and $610 million in 2004. The 2005 amount includes:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;

•	$12 million in transition costs associated with the Capgemini outsourcing agreement;

•	$7 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$6 million in accretion expense related to the 2004 impairment of a lease for gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit;

•	a $16 million net credit adjusting the impairment loss on the leased gas-fired combustion turbines to reflect actual sub-lease proceeds under the terms of a third-party contract entered into in 2005; and

•	the release of a previously recorded $6 million reserve for restoration of property that is now expected to be used in generation plant development.

The 2004 amount includes:

•	$180 million in lease-related charges primarily related to generation and mining assets taken out of service;

•	$107 million in software write-offs;

•	$107 million for employee severance;

•	$101 million in termination costs for an existing power purchase and tolling agreement; and

•	$79 million for spare parts inventory writedowns.

Interest income increased by $39 million to $70 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $40 million, or 11%, to $393 million in 2005. The increase reflected $26 million due to higher average interest rates and $14 million due to higher average debt levels.

The effective income tax rate was 32.5% in 2005 and 28.4% in 2004. The increase reflects the effect of ongoing relatively fixed tax benefits of lignite depletion allowances and amortization of investment tax credits on a significantly higher 2005 income base. The 2005 effective income tax rate also reflects a $29 million credit for the reversal of previously established tax reserves due to current period events, partially offset by $10 million in additional tax expense related to settlement of the IRS audit for the 1994 to 1996 tax years.

Income from continuing operations increased $1.0 billion to $1.4 billion in 2005 driven by improved gross margin, the effect of restructuring-related charges in 2004 and lower SG&A expenses.

TXU Energy Holdings

2004 compared to 2003

Operating revenues increased $509 million, or 6%, to $8.5 billion in 2004. Retail electricity revenues decreased $114 million, or 2%, to $6.4 billion.

•	The retail revenue decline reflected a $781 million decrease attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and milder weather primarily in the summer, partially offset by a $667 million increase due to higher average pricing. Lower business market volumes also reflected a strategy to target higher margin customer segments. Higher pricing reflected increased price-to-beat rates, reflecting regulatory-approved fuel factor increases and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	Retail electricity customer counts at December 31, 2004 declined 2.3% from December 31, 2003.

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

The majority of TXU Energy Holdings’ natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of gas purchases for generation and retail gas sales to business customers. Effective October 1, 2003, these sales are reported gross in accordance with an accounting rule change and totaled $126 million in revenues for the first nine months of 2004. The increase in other revenues of $128 million to $342 million in 2004 was primarily driven by this change.

Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $133 million from a net gain of $30 million in 2003 to a net loss of $103 million in 2004. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $109 million in net losses in 2004 and $100 million in net losses in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. The decline included:

•	$22 million in mark-to-market losses associated with required 2004 capacity auctions;

•	$19 million in increased reserves, primarily reflecting the release in 2003 of liquidity reserves related to retail contracts settled;

•	$26 million of increased cash flow hedge ineffectiveness losses;

•	$34 million of gas storage and retail gas business margin in 2003, primarily related to businesses sold in late 2003; and

•	$18 million due to a favorable settlement with a counterparty in 2003.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue
Operating revenues	$8,495	100%	$7,986	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	5,265	62%	5,117	64%
Operating costs	704	8%	685	8%
Depreciation and amortization	327	4%	368	5%

Gross margin	$2,199	26%	$1,816	23%

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

Operating costs increased $19 million, or 3%, to $704 million in 2004. The increase reflected:

•	$30 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility and planned lignite/coal plant outages;

•	$11 million in higher incentive compensation expense;

•	an increase of $4 million in ad valorem taxes due to higher gas prices; and

•	a $4 million increase in property insurance premiums,

partially offset by:

•	a decline of $16 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues); and

•	$14 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher costs of energy sold related to gas-fired production).

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

SG&A expenses increased by $31 million, or 5%, to $667 million. The increase reflected:

•	$72 million in higher incentive compensation expense due to improved performance of the business and achievement of certain targets related to trading activities,

partially offset by:

•	$24 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	$8 million from various cost reduction initiatives; and

•	$4 million in reduced marketing costs outside the historical service territory.

Other income increased by $62 million to $110 million in 2004. Other income in 2004 included:

•	$58 million of the remaining unamortized gain on the 2002 sale of two generation plants recognized as a result of the termination of an existing power purchase and tolling agreement;

•	$30 million in amortization of the gain on the 2002 sale of two generation plants; and

•	$19 million gain on the sale of undeveloped land.

The 2003 period also included:

•	$30 million in amortization of the gain on the 2002 sale of two generation plants; and

•	a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

Other deductions increased $588 million to $610 million in 2004. Other deductions in 2004 consist largely of:

•	$180 million in lease-related charges primarily related to generation and mining assets taken, or to be taken, out of service;

•	$107 million in software write-offs;

•	$107 million for employee severance;

•	$101 million in termination costs for an existing power purchase and tolling agreement; and

•	$79 million for spare parts inventory writedowns.

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

TXU Electric Delivery

Financial Results

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$2,394	$2,226	$2,087
Costs and expenses:
Operating costs	758	730	709
Depreciation and amortization	446	389	297
Selling, general and administrative expenses	201	219	207
Franchise and revenue-based taxes	247	248	250
Other income	(4)	(7)	(8)
Other deductions	11	52	—
Interest income	(59)	(56)	(52)
Interest expense and related charges	269	280	300

Total costs and expenses	1,869	1,855	1,703

Income before income taxes, extraordinary gain and cumulative effect of change in accounting principle	525	371	384
Income tax expense	174	116	126

Income before extraordinary gain and cumulative effect of change in accounting principle	$351	$255	$258

Operating Data

	Year Ended December 31,			% Change 2005/2004	% Change 2004/2003
	2005	2004	2003
Operating statistics – volumes:
Electric energy delivered (GWh)	106,780	101,928	101,810	4.8	0.1

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	76.79	75.51	74.15	1.7	1.8
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.17	1.10	1.17	6.4	(6.0)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	65.60	68.75	63.30	(4.6)	8.6

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)	3,013	2,971	2,932	1.4	1.3

Operating revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$1,276	$1,418	$1,485	(10.0)	(4.5)
Nonaffiliated	879	590	410	49.0	43.9

Total distribution revenues	2,155	2,008	1,895	7.3	6.0
Third-party transmission revenues	213	192	167	10.9	15.0
Other miscellaneous revenues	26	26	25	—	4.0

Total operating revenues	$2,394	$2,226	$2,087	7.5	6.7

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.

(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 86,495, 95,252 and 100,901 at December 31, 2005, 2004 and 2003, respectively.

(c)	Includes $152 million, $106 million and $19 million for the years ended December 31, 2005, 2004 and 2003, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

TXU Electric Delivery

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement. The cities rate settlement described below under “Regulation and Rates” is expected to result in incremental expenses of approximately $80 million, recognized almost entirely over the period from July 2006 through June 2008.

2005 compared to 2004

Operating revenues increased $168 million, or 8%, to $2.4 billion in 2005. This change reflected:

•	$46 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset in total by higher amortization of the related regulatory asset as discussed below);

•	approximately $30 million related to warmer summer weather;

•	$22 million from continued implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);

•	$21 million in base growth reflecting an increase in points of delivery;

•	$21 million from increased distribution tariffs to recover higher transmission costs; and

•	$21 million in increased transmission revenues due to rate increases approved in 2005 and 2004 and higher volumes.

Gross Margin

	2005	% of Revenue	2004	% of Revenue
Operating revenues	$2,394	100%	$2,226	100%
Costs and expenses:
Transmission and distribution system operating costs	758	32%	730	33%
Depreciation and amortization	446	18%	386	17%

Gross margin	$1,190	50%	$1,110	50%

Gross margin increased $80 million, or 7%, to $1.2 billion in 2005. The increase was driven by higher operating revenues.

Operating costs rose $28 million, or 4%, to $758 million. This increase reflected $13 million in increased spending for system reliability initiatives, $7 million in higher property taxes primarily due to increased investments in property, $4 million in increased metering expenses due to increased labor costs to accommodate increased consumer requested activities, $3 million in increased third-party transmission costs due to increased rates and $3 million in higher transportation expense due to an increase in fuel and lease costs, partially offset by a $4 million decrease in employee benefits costs, reflecting lower health care costs due to plan changes and a $4 million reduction in pension and other postretirement benefits costs. The pension and other postretirement benefits reduction reflects an amendment to the Public Utility Regulatory Act (PURA) as discussed in Note 12 to Financial Statements.

Depreciation and amortization (consisting almost entirely of amounts shown in the gross margin table above) increased $57 million, or 15%, to $446 million in 2005. The increase reflected $46 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $14 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $3 million decline reflecting the July 2004 transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

SG&A expense decreased $18 million, or 8%, to $201 million in 2005. The decline included $16 million from cost reduction initiatives including the effects of the Capgemini agreement, a $5 million decrease in employee benefits, reflecting lower health care costs due to plan changes and $2 million reduction in pension and other postretirement benefits costs, as a result of the amendment to PURA, partially offset by $3 million higher bad debt expense largely resulting from the establishment of an allowance for uncollectible accounts based on a credit-scoring methodology applied to outstanding REP accounts receivable.

Other deductions totaled $11 million in 2005 and $52 million in 2004. The 2005 amount included:

•	$3 million in costs associated with transitioning the outsourced activities to Capgemini;

•	$3 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) of the TXU Corp. entity holding the capitalized software licensed to Capgemini; and

•	$2 million of severance-related charges stemming from the 2004 restructuring actions.

The 2004 amount included:

•	a $21 million charge for estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities;

•	$20 million of severance-related charges in connection with the Capgemini outsourcing transaction and other TXU Corp. restructuring actions; and

•	$8 million related to transitioning the outsourced activities to Capgemini, including asset write-downs and other unusual charges.

Interest expense decreased $11 million, or 4%, to $269 million in 2005. The decrease includes $9 million from the impact of lower average interest rates and $2 million due to increased allowance for funds used during construction on higher construction expenditures.

The effective income tax rate increased to 33.1% in 2005 from 31.3% in 2004. The increase is due primarily to the effect of ongoing relatively fixed amortization of tax benefits (statutory tax rate changes and investment tax credits) on a higher 2005 income base, partially offset by $4 million credit in 2005 arising from the settlement of the IRS audit for the 1994 through 1996 tax years.

Income before extraordinary gain and cumulative effect of a change in accounting principle (an after-tax measure) increased $96 million, or 38%, to $351 million. This increase was driven by higher operating revenues and the impact of unusual charges in 2004 reported in other deductions. Higher operating costs were partially offset by lower SG&A expenses.

TXU Electric Delivery

2004 compared to 2003

Operating revenues increased $139 million, or 7%, to $2.2 billion in 2004. This change reflected:

•	$87 million in higher transition charges associated with the issuance of securitization bonds in June 2004 and August 2003 (offset in total by higher amortization of the related regulatory asset as discussed below);

•	$26 million from increased distribution tariffs to recover higher transmission costs;

•	$23 million in transmission revenues from rate increases approved in 2004 and 2003;

•	$9 million from the implementation of power factor billing; and

•	$7 million in increased disconnect/reconnect fees, reflecting activities initiated by REPs;

partially offset by:

•	a net $16 million in decreased revenues due to milder weather, primarily in the summer, and consumer usage efficiencies, partially offset by growth in points of delivery.

Gross Margin

	2004	% of Revenue	2003	% of Revenue
Operating revenues	$2,226	100%	$2,087	100%
Costs and expenses:
Transmission and distribution system operating costs	730	33%	709	34%
Depreciation and amortization	386	17%	285	14%

Gross margin	$1,110	50%	$1,093	52%

Gross margin increased $17 million, or 2%, to $1.1 billion in 2004. This increase was driven by higher operating revenues.

Operating costs increased $21 million, or 3%, to $730 million in 2004. This increase reflected $12 million in higher third-party transmission costs, an $8 million increase in property taxes due to property additions and increased value, a $6 million increase in metering-related costs associated with the increased disconnect/reconnect activity, and a $5 million increase in vegetation management to improve system reliability, partially offset by a $4 million decrease in benefits and labor as a result of 2004 storm activity (recorded to a regulatory asset or billed to companies affected by the hurricane season) and $6 million of various other costs that were individually insignificant.

Depreciation and amortization (consisting almost entirely of amounts shown in the gross margin table above) increased $92 million, or 31%, to $389 million in 2004. The increase reflected $87 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $13 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $9 million decline reflecting the July 2004 transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

SG&A expense increased $12 million, or 6%, to $219 million in 2004. The increase primarily reflected an $8 million increase in incentive compensation expense due to improved performance of the business. Increases in various costs that were individually insignificant were largely offset by lower bad debt expense reflecting a $4 million write-off in 2003.

Other deductions totaled $52 million in 2004 and included:

•	a $21 million charge for estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities;

•	$20 million of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives;

•	$4 million for costs associated with transitioning the outsourced activities to Capgemini;

•	$4 million in asset write-downs and other unusual charges; and

•	$2 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) of the TXU Corp. entity holding the capitalized software licensed to Capgemini.

Interest income increased $4 million, or 8%, to $56 million in 2004 driven by an $11 million increase in interest income from TXU Energy Holdings related to securitized regulatory assets, partially offset by a $6 million decrease in interest income from TXU Energy Holdings related to the excess mitigation credit that ceased in December of 2003.

Interest expense and related charges decreased $20 million, or 7%, to $280 million in 2004. The decrease includes $23 million from the impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $9 million impact of higher average borrowings.

The effective income tax rate decreased to 31.3% in 2004 from 32.8% in 2003. The decrease was due primarily to the favorable effects of the Medicare Act of 2003, the nontaxable prescription drug subsidy.

Income before extraordinary gain and cumulative effect of change in accounting principle (an after-tax measure) decreased $3 million, or 1%, to $255 million in 2004, as unusual charges reported in other deductions were partially offset by lower interest expense and higher gross margin.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Year Ended December 31,
	2005	2004	2003
Net change in fair value of hedges held at end of period – gains/(losses):
Commodities	$(47)	$(75)	$(22)
Financing – interest rate swaps	—	—	(63)

	(47)	(75)	(85)

Losses related to settled hedges – effects reported in net income:
Commodities	64	21	46
Financing – interest rate swaps	13	23	76

	77	44	122

Effect of cash flow hedges reported in other comprehensive income related to continuing operations	$30	$(31)	$37

TXU Corp. has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings.

Other comprehensive income also included adjustments related to minimum pension liabilities. Minimum pension liability adjustments were a loss of $71 million ($46 million after-tax) in 2005, a gain of $21 million ($14 million after-tax) in 2004 and a gain of $71 million ($46 million after-tax) in 2003. The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability recorded under SFAS 87. The recording of the minimum pension liability did not affect TXU Corp.’s financial covenants in any of its credit agreements. Changes in minimum pension liability adjustments reflect fluctuating returns on the plans’ investment assets. An additional minimum pension liability adjustment of $66 million was record as a regulatory asset in 2005.

See also Notes 12 and 15 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities increased $1.0 billion, or 59%, to $2.8 billion in 2005. The increase was driven by higher earnings.

Cash flows provided by operating activities in 2004 decreased $655 million, or 27%, to $1.8 billion. The decline was driven by the effect of an income tax refund received in 2003 of approximately $600 million.

Cash flows used in financing activities were $1.6 billion in 2005, $6.5 billion in 2004 and $1.7 billion in 2003. The drivers of the $4.9 billion decrease in cash used in financing activities from 2004 to 2005 and the $4.8 billion increase in cash used in financing activities from 2003 to 2004 are summarized in the table below:

	Year Ended December 31,
	2005	2004	2003
Cash used in financing activities:
Net issuances and (repayments) of borrowings, including premiums and discounts	$356	$155	$(1,474)
Net issuances and (repurchases) of common stock	(1,054)	(4,575)	23
Repurchase of preference stock	(300)	—	—
Repurchase of preferred securities of subsidiaries	(38)	(75)	(98)
Repurchase of exchangeable preferred membership interests	—	(1,852)	—
Payment of common stock dividends	(544)	(150)	(160)
Payment of preference stock dividends	(11)	(22)	(22)
Excess tax benefit on stock-based compensation	28	—	—

Total	$(1,563)	$(6,519)	$(1,731)

Investing activities used cash flows of $1.0 billion in 2005, provided cash flows of $4.3 billion in 2004 and used cash flows of $1.4 billion in 2003. The table below details the business activities impacting investing cash flows.

	Year Ended December 31,
	2005	2004	2003
Cash provided by (used in) investing activities:
Capital expenditures, including nuclear fuel	$(1,104)	$(999)	$(765)
Sale of TXU Australia	—	1,885	—
Disposition of TXU Gas	—	1,905	—
Sale of TXU Fuel	—	500	—
Sale of telecommunications business	—	524	—
Sale of retail gas business	—	—	14
Acquisition of partners’ interest in telecommunications joint venture	—	—	(150)
Proceeds from sale of assets	70	27	10
Return of investment (investment) in trust to support a credit facility	—	525	(525)
Capgemini working capital loan	—	(25)	—
Proceeds from sales of nuclear decommissioning trust fund securities	191	88	251
Investments in nuclear decommissioning trust fund securities	(206)	(103)	(266)
Other, including transaction costs	11	(47)	31

Total	$(1,038)	$4,280	$(1,400)

The $105 million increase in capital expenditures, including nuclear fuel, in 2005 was driven by a $133 million increase in spending by TXU Electric Delivery to improve system reliability and performance and to support growth, partially offset by $30 million in decreased expenditures for nuclear fuel in 2005 reflecting timing of expenditures.

The $234 million increase in capital expenditures, including nuclear fuel, in 2004 was driven by a $161 million increase at TXU Energy Holdings primarily reflecting increased spending on generation projects.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $60 million, $66 million and $67 million for 2005, 2004 and 2003, respectively. This difference represents amortization of nuclear fuel, which is reported as fuel, purchased power costs and delivery fees in the statement of income consistent with industry practice.

Capital Allocation — TXU Corp. has a capital allocation model that governs the allocation of operating cash flow and the deployment of growth capital. Under the current model, TXU Corp. intends to prioritize cash flows from operations and asset sales in the following order:

•	First, to preserve and enhance the quality of customer service and production and delivery reliability. Capital expenditures for 2006 are expected to total $830 million for increased investment in TXU Electric Delivery’s transmission and distribution infrastructure and $1.1 billion for TXU Energy Holdings’ construction cost of two new lignite/coal-fired generation facilities and ongoing upgrades to its generation fleet;

•	Second, to consider growth capital, or reinvestments, in the business, but in each case, subject to strict investment criteria;

•	Third, to maintain balance sheet strength, financial flexibility and strong credit metrics;

•	Fourth, to pay regular cash dividends targeting a payout equal to 30-40 percent of earnings adjusted for the effects of discontinued operations and unusual charges and credits; and

•	Fifth, to pay cash distributions to shareholders in the form of share repurchases or special cash dividends.

New Generation Plants — In July 2005, TXU Energy Holdings filed an application for an air permit with the TCEQ for a proposed 1,720-MW lignite/coal-fired power plant in Robertson County, Texas approximately 30 miles northwest of the Bryan-College Station area. TXU Energy Holdings currently expects to proceed with the project, with construction beginning as early as 2006, and the facility operational around 2009 or 2010. Total cost of the project is estimated to be $1.9 billion over the next four to five years. In October 2005, the Governor of the State of Texas issued Executive Order RP49 that instructed the TCEQ to prioritize and expedite the processing of environmental permits for power plants using Texas natural resources and that the subsequent administrative hearing and proposal for decision must be completed in no more than six months. In addition, TXU Energy Holdings signed a letter of intent for the development of a new 600 MW lignite/coal-fired unit adjacent to the site of TXU Power’s current Sandow generation plant in Texas. Total cost of the project, which is projected to be operational in 2008 or 2009, is estimated to be $700 million over the next three to five years.

Capital Resources — During 2006, TXU Corp. will need to fund ongoing working capital requirements and $1.3 billion of debt maturities. TXU Corp. has funded or intends to fund these requirements through cash on hand, cash flows from operations, short-term credit facilities, commercial paper and the issuance of long-term debt or other securities.

Long-term Debt Activity — During 2005, TXU Corp. and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances (a)	Retirements
TXU Corp.:
Equity-linked	$—	$106
Other long-term debt	—	11

TXU Energy Holdings:
Pollution control revenue bonds	180	39
Other long-term debt	—	32

TXU Electric Delivery:
First Mortgage Bonds	—	92
Transition bonds	—	90

US Holdings:
Long-term debt	—	5

Total	$180	$375

(a)	Excludes $91 principal amount of debt assumed in connection with the consolidation of the combustion turbine lease trust (see Note 5 to Financial Statements) and $95 million capital lease liability related to a rail spur lease entered into in 2005.

See Note 7 to Financial Statements for further detail of debt issuances and retirements and financing arrangements.

Dividends — TXU Corp. has declared common stock dividends payable in cash every year since 1945. In November of 2005, TXU Corp.’s board of directors revised TXU Corp.’s dividend and cash distribution policy, setting the common stock dividend at an annual rate of $1.65 per share, a 47 percent increase over the previous quarter’s annualized rate, with an expectation of a high performance annual dividend growth rate thereafter. While the level of a high performance dividend growth rate may change, TXU Corp. believes the rate is currently in the 5% annual growth rate range. The dividend rate and annual dividend growth rate will be subject to regular review by TXU Corp.’s board of directors and may be changed based upon a number of factors. Consistent with the revised policy, on November 4, 2005, TXU Corp.’s board of directors declared a common stock dividend of 41.25 cents per share that was paid on January 3, 2006 to shareholders of record as of December 19, 2005. At its February 2006 meeting, the TXU Corp.’s board of directors declared a common stock dividend of 41.25 cents per share that will be paid on April 3, 2006 to shareholders of record as of March 3, 2006.

Common Stock Repurchase — In November of 2005, the TXU Corp. board of directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. Also, TXU Corp. repurchased and retired in November 2005 12 million of the authorized 34 million shares of its outstanding common stock at an average price of $49.51 per share (including related fees and expenses). As of February 22, 2006, TXU Corp. has repurchased an additional 8,097,526 shares of the authorized 34 million shares of its common stock at an average price of $50.31 per share (including related fees and expenses).

Credit Facilities — At March 1, 2006, TXU Corp. had access to credit facilities totaling $5.0 billion of which $3.8 billion was unused. The facilities expire on various dates between June 2008 and June 2010. The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively. These credit facilities are used for working capital and general corporate purposes. See Note 6 to Financial Statements for details of the arrangements.

Registered Financing Arrangements —TXU Corp. currently has an effective shelf registration statement on file with the SEC for issuances of up to $2.0 billion of equity securities, equity-linked debt securities, debt securities and/or preferred securities of subsidiary trusts

Other Capital Transactions — See Note 8 to Financial Statements for share activity related to certain savings and investment plans.

Capitalization — The capitalization ratios of TXU Corp. at December 31, 2005, consisted of 1.5% equity-linked debt securities, 94.5% other long-term debt, less amounts due currently and 4.0% common stock equity. Total debt to capitalization, including short-term debt, was 96% and 95% at December 31, 2005 and 2004, respectively.

Short-term Borrowings — At December 31, 2005, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings under the credit facilities of $440 million and commercial paper of $358 million at a weighted average interest rate of 4.69%. At December 31, 2004, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

In November 2005, TXU Energy Holdings and TXU Electric Delivery reentered the commercial paper market through their existing commercial paper programs. The commercial paper programs fund short-term liquidity requirements and allow TXU Energy Holdings and TXU Electric Delivery to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. These programs are supported by existing credit facilities.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at December 31, 2005 and 2004 totaled $671 million and $474 million, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Commodity Price Risk Management Program — As discussed in Management’s Discussion & Analysis above under “Key Challenges and Initiatives,” TXU Corp. has been supplementing its hedging and risk management portfolio with market instruments that are expected to reduce exposure to changes in natural gas prices over the next five years. This program could result in an increased demand on liquidity due to the potential need to post collateral with commodity contract counterparties in the event natural gas prices increase. Such collateral can be in the form of cash or letters of credit. As part of its ongoing credit and cash management practices, TXU Corp. seeks to optimize the deployment of cash and/or letters of credit in managing this program. For each $1.00 per MMBtu increase in natural gas prices and assuming all the transactions in the program relied on cash-based collateral, TXU Corp. could be required to post up to approximately $400-450 million in additional cash collateral.

Commodity Contract Collateral Received — TXU Energy Holdings has the contractual right, but not the obligation, to request collateral from certain counterparties based on the value of the contract and the credit worthiness of the counterparty. This collateral is typically held by TXU Energy Holdings in the form of cash or letters of credit. Collateral received in cash is used for working capital and other corporate purposes, including reducing short-term borrowings under its credit facilities. As of December 31, 2005, TXU Energy Holdings held collateral from counterparties in the form of cash of $357 million. Counterparties may elect to convert the cash collateral to letters of credit at their discretion.

Income Tax Payments — In 2005, TXU Corp. paid federal income taxes totaling approximately $90 million, of which $30 million related to tax audits of discontinued operations. Absent the effects of any potential transactions, income tax payments in 2006 are estimated to be between $100 and $200 million. This estimate reflects an approximate net $600 million cash tax benefit arising primarily from a deduction TXU Corp. expects to report on its 2005 federal income tax return for market value losses related to a power sales agreement. The relatively small tax payments in 2005 related to continuing operations reflect usage of net operating loss carryforwards and an approximate $200 million benefit related to the market value loss deduction.

This market value adjustment for tax purposes will be remeasured at the end of each year and will reverse within the remaining 33 years of the agreement. However, because the market value is dependent on forward power prices, the tax benefit to be realized on the 2005 tax return could reverse rapidly with declines in power prices from levels assumed in forward price curves as of year-end 2005. Conversely, additional tax benefits could be realized within the remaining term of the agreement if forward power prices increase. Any such downward or upward changes in price curves would impact cash tax payments in years after 2006.

This deduction is subject to future audit by the IRS, as with all positions taken on the tax return, which may result in the deduction being disallowed in part or in total.

Purchase of Lease Trust Interest — In December 2005, TXU Corp. agreed to purchase, for $69 million in cash, the owner participants interest in a trust established to lease combustion turbines to TXU Corp. The transaction is expected to close in March 2006. See Note 5 to Financial Statements.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

In October 2005, TXU Electric Delivery invoked the lien provision of the indenture of its Senior Secured Notes. With this action the liens associated with its outstanding secured debt have been released resulting in such debt becoming unsecured and equally ranked with its other unsecured obligations. Subsequently, Moody’s lowered its rating of TXU Electric Delivery’s Senior Secured Notes to the same rating as its existing senior unsecured debt. Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery in May 2005.

In June 2005, S&P lowered its rating of the senior unsecured debt of TXU Corp., US Holdings and TXU Energy Holdings one notch. S&P also changed its rating outlook for TXU Corp. and all of its rated subsidiaries to stable from “CreditWatch Negative.” The one level downgrade of TXU Energy Holdings by S&P resulted in approximately $50 million of cash collateral requirements.

These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2005, TXU Corp. was in compliance with all such applicable covenants.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building. In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit of approximately $109 million at December 31, 2005 would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $53 million in remaining lease payments (principal amount as of December 31, 2005), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the interest in the lease, assign the lease to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Holdings has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post $145 million in addition to existing collateral requirements as of December 31, 2005. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $54 million at December 31, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral, but as of December 31, 2005 there was no exposure and no requirement to post collateral.

Other arrangements of TXU Corp., including credit facilities and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

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

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Corp.’s contractual cash obligations as of December 31, 2005 (see Notes 7 and 9 to Financial Statements for additional disclosures regarding these obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal	$1,249	$1,085	$1,264	$8,946	$12,544
Long-term debt – interest (a)	717	1,310	1,172	6,418	9,617
Operating and capital leases (b)	57	115	106	408	686
Obligations under commodity purchase and services agreements (c)	3,094	2,454	924	1,333	7,805

Total contractual cash obligations (d)	$5,117	$4,964	$3,466	$17,105	$30,652

(a)	Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2005.

(b)	Includes short-term noncancelable leases.

(c)	Includes capacity payments, gas take-or-pay contracts, coal contracts, business services outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2005 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.

(d)	Table does not include estimated 2006 funding of the pension and other postretirement benefits plans totaling approximately $51 million.

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

•	individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancelable without payment of a substantial cancellation penalty;

•	Cities rate settlement agreement, which is discussed below; and

•	employment contracts with management.

Guarantees — See Note 9 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 6 to Financial Statements.

TXU Corp. has an ownership interest in the Capgemini outsourcing business. See Note 13 to Financial Statements.

Also see Note 9 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for discussion of commitments and contingencies.

REGULATION AND RATES

See Note 16 to Financial Statements for discussion of price-to-beat rates and other matters related to the Texas electric industry restructuring legislation.

Price-to-Beat Rates —TXU Corp. implemented two retail price-to-beat rate increases in 2005. The first was implemented in May and raised the average monthly residential bill by 10%.

Prior to filing for its second 2005 adjustment to its price-to-beat rates, TXU Energy Holdings engaged in extensive informal discussions with commissioners, Commission staff and the statutory consumer advocate Office of Public Counsel (OPC) regarding their perception of a gas price “bubble” resulting from Hurricane Katrina in relation to the Fuel Factor Adjustment within the price-to-beat rate calculation. TXU Energy Holdings was successful in advocating that there was no need for a moratorium on fuel factor adjustments, and reached an agreement with the Commission Staff and OPC that allowed a two-step implementation of a fuel adjustment in its price-to-beat rates. The filing for an increase in the price-to-beat rate was subsequently approved on October 28, 2005. In accordance with the agreement, TXU Energy Holdings voluntarily implemented an across-the-board discount for all price-to-beat rate customers through the end of 2005. The discount resulted in a price equivalent to rates based on natural gas prices in the week prior to Hurricane Katrina making landfall on the Gulf Coast, or $9.743 per MMBtu. The discounted price-to-beat rate increase raised the average monthly residential bill by 12%. The discount expired on December 31, 2005. The undiscounted price-to-beat rate increase that became effective on January 1, 2006 reflects the commodity price level of $11.534 per MMBtu as of the October filing and raised the average monthly residential bill by an additional 12%. The January 1, 2006 adjustment, under the terms of the agreement, did not count as one of the two allowed 2006 adjustments because it simply represents the expiration of the discount, not another increase in the fuel factor component of the price-to-beat rate.

In October 2005 TXU Energy Holdings announced a voluntary program to not increase the price-to-beat rate for the entire first quarter of 2006 for all residential and small business customers in TXU Energy Holdings’ historical service territory. This program took effect subsequent to the undiscounted price-to-beat rate increase that became effective in January 2006 as discussed immediately above.

In December 2005, the Commission staff issued an extensive list of questions regarding the price-to-beat rate mechanism, including the transition away from the price-to-beat rate on January 1, 2007. TXU Energy Holdings was instrumental in forming a coalition including almost all of the major retail electric providers in Texas. The coalition drafted and submitted comments to the Commission detailing the public policy and legal reasons that the price-to-beat rate-setting methodology should remain unchanged through 2006 and then expire as scheduled on January 1, 2007. Certain parties have submitted proposals to the Commission for other models, and Commission staff may address the issues over the next several months. In addition, a hearing held in late 2005 by the Texas House Committee on Regulated Industries (Committee) focused on the effects of retail competition in the Texas electric market. Although the testimony generally praised the market structure, Committee members expressed some concern regarding retail electric prices and whether competition is producing better prices than regulation. The commissioners expressed continuing support for competition, as did the major competitive retailers. In February 2006, in response to a Committee member’s request, the Commission released its study of retail electric prices, in which it concluded that competition has provided lower prices than regulation would have in each of the years 2002, 2003, 2004 and 2005. The Commission also concluded that the price-to-beat rates of TXU Energy Holdings and Reliant Energy were lower in each of those years than regulated rates would have been. One or more additional hearings may occur in 2006.

Transmission Rates — In April 2005, the Commission approved TXU Corp.’s February 2005 request for an increase in the interim wholesale transmission rate, which was effective immediately. This resulted in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s retail delivery rates charged to REPs.

In February 2006, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate. If approved, annualized revenues will increase by approximately $19 million. Approximately $12 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $7 million is recoverable from REPs through the TCRF component of TXU Electric Delivery’s delivery rates charged to REPs.

Cities Rate Settlements — In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty-three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery entered into an agreement with a steering committee representing these and certain other cities, finalized in February 2005, under which TXU Electric Delivery agreed to file a rate case in 2006 and make settlement payments to all cities served of approximately $21 million. TXU Electric Delivery recorded a charge of this amount in the fourth quarter of 2004. The final settlement amount, including payments to nonlitigant cities, totaled $22.3 million resulting in an additional charge of approximately $1 million in 2005. Through December 31, 2005, TXU Electric Delivery has made payments of approximately $11.6 million under the terms of the settlement and will make additional payments of $10.7 million in 2006.

In January 2006, TXU Electric Delivery agreed with the same steering committee to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The agreement requires payments to the cities of approximately $80 million, including incremental franchise fees. The terms of the agreement include:

•	approximately $40 million in cash payments to the Cities from January 2006 through mid-2009;

•	an estimated $28 million aggregate increase in future franchise fee payments to all cities in its service territory over the period from January 2006 through mid-2009; and

•	an estimated $12 million in cash payments to extend the benefits of the agreement to the other cities it serves.

Essentially all of this amount will be recognized ratably in earnings over the period from July 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement will total approximately $17 million in 2006, $30 million in 2007, $21 million in 2008 and $12 million in 2009.

ERCOT Market Legislative Issues — PURA and the Commission were subject to “sunset review” by the Texas Legislature in the 2005 legislative session, which now stands adjourned. Sunset review entailed, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission recommended that the Legislature reauthorize the Commission for six years, and recommended other changes to PURA. Senate Bill (SB) 408, which was passed by the Texas Legislature, reauthorized the Commission for six years, adjusted the governance of ERCOT, and clarified that the Commission has full oversight of the independent grid operator (ERCOT). The legislation also created a new independent market monitor in ERCOT. TXU Corp. cannot predict the outcome of resultant Commission rulemakings or other regulatory proceedings related to SB 408.

In addition to the general session, the 79th Texas Legislature completed two special sessions called by the governor to consider school finance and associated tax provisions along with various other matters. During these sessions the Legislature was unable to reach consensus on the school finance matters but acted on several other matters including an extension and expansion of the Renewable Portfolio Standard (RPS) in ERCOT. The existing Texas RPS called for the addition of 2,000 MW of new renewable resources in Texas by 2009. The new RPS passed by the Legislature in special session increases the amount of new renewable resources in Texas by an additional 3,000 MW to 5,000 MW by 2015. At this time, TXU Corp. is unable to quantify the impact of the extension and expansion of the RPS on its future operations. Because the Legislature was not successful in resolving the school finance issues, TXU Corp. anticipates another special session of the Legislature in 2006. Although the primary focus of the special session would again be school finance, it is possible that the Legislature will take up other matters, as it did during the prior special sessions. TXU Corp. cannot predict whether industry-related legislation will be introduced, or whether such legislation, if introduced, would be passed.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In the recent Texas legislative session, an amendment to PURA relating to pension and other postretirement benefit costs was enacted. See Note 12 to Financial Statements.

Wholesale Market Design – In August 2003, the Commission adopted a rule that, when implemented, will alter the wholesale market design in ERCOT. The rule requires ERCOT:

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

The Commission has determined that ERCOT will implement a market design that utilizes nodal pricing for resources and that this market design is to be implemented on or about January 1, 2009. In light of this decision, ERCOT has filed a set of Nodal Protocols for Commission approval that describes the operation of an ERCOT wholesale nodal market design. A contested case proceeding to evaluate and either approve these protocols or approve them with revisions is currently underway at the Commission. A decision in this case is expected in early 2006. At this time, TXU Corp. is unable to predict the impact of the proposed nodal wholesale market design on its operations.

Energy Policy Act — The Energy Policy Act of 2005 was passed by both houses of the US Congress and was signed into law by the President on August 8, 2005. The Energy Policy Act, among other things, repealed the Public Utility Holding Company Act (PUHCA) as of February 8, 2006 and extended the Price-Anderson Act for twenty years. Among other matters, PUHCA had limited the operations and ownership of public utilities to contiguous geographical areas in the US and the ability of nonutility companies to own or merge with public utilities. The FERC has been charged with adopting rules regarding certain new authority afforded it that is more limited than the authority conferred upon the SEC by PUHCA. The FERC has adopted rules implementing PUHCA repeal and has initiated additional rulemakings to implement various other provisions of the Energy Policy Act. The Price-Anderson Act provides financial protection for the public in the event of a significant power plant incident by setting the statutory limit of public liability for a single nuclear incident and requiring nuclear power plant operators to provide financial protection for that limit. As rules are enacted with respect to implementation and interpretation of the new law, TXU Corp. will assess the expected effects of the bill on its businesses.

Summary — Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that TXU Corp. may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which TXU Corp. is exposed to in the ordinary course of business. TXU Corp.’s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. TXU Corp. enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities.

RISK OVERSIGHT

TXU Corp.’s wholesale business manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

In managing energy price risk, TXU Corp. enters into a variety of market transactions including, but not limited to, short- and long-term physical contracts, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. TXU Corp.’s wholesale operations incorporate hedging activities, the structuring of long-term contractual arrangements as well as proprietary trading. The operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are closed out. TXU Corp. strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Natural Gas Price & Market Heat Rate Exposure — See discussion in Management’s Discussion & Analysis above under “Key Challenges and Initiatives.”

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

	December 31,
	2005	2004
Period-end MtM VaR:	$19	$20
Average Month-end MtM VaR:	$20	$20

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

	December 31,
	2005	2004
EaR	$32	$24
CFaR	$71	$116

INTEREST RATE RISK

The table below provides information concerning TXU Corp.’s financial instruments as of December 31, 2005 and 2004 that are sensitive to changes in interest rates, which include debt obligations and interest rate swaps. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. The weighted average interest rate presented is based on the rate in effect at the reporting date. Capital leases, the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Note 7 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
	2006	2007	2008	2009	2010	There- After	2005 Total Carrying Amount	2005 Total Fair Value	2004 Total Carrying Amount	2004 Total Fair Value
Equity-linked debt:
Fixed rate debt amount	—	—	$179	—	—	—	$179	$289	$285	$339
Average interest rate	—	—	5.80%	—	—	—	5.80%	—	5.68%	—

All other long-term debt:
Fixed rate debt amount (a)	$849	$330	$576	$1,129	$135	$8,474	$11,493	$11,735	$11,560	$12,227
Average interest rate	5.95%	4.90%	5.90%	4.81%	5.46%	6.41%	6.14%	—	6.17%	—
Variable rate debt amount	$400	—	—	—	—	$472	$872	$867	$802	$764
Average interest rate	4.92%	—	—	—	—	3.81%	4.32%	—	2.37%	—
Fixed to variable swaps:
Debt amount	$600	$200	$450	$450	—	$1,700	$3,400	$(71)	$2,300	$(24)
Average pay rate	8.64%	6.13%	7.57%	5.33%	—	5.77%	6.48%	—	5.18%	—
Average receive rate	6.38%	5.00%	6.24%	4.80%	—	6.19%	5.97%	—	6.07%	—

(a)	Reflects the maturity date and not the remarketing date for certain debt that is subject to mandatory tender for remarketing prior to maturity. See Note 7 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — TXU Corp.’s gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, totaled $3.3 billion at December 31, 2005.

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

Most of the remaining trade accounts receivable is with large business customers and wholesale counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2005, is $2.0 billion net of standardized master netting contracts and agreements that provide the right of set-off of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.4 billion. Of this amount, approximately 78% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

TXU Corp. is also exposed to credit risk related to the Capgemini put option with a carrying value of $177 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreements with TXU Energy Holdings and TXU Electric Delivery, as well as the payment in connection with a put option described in Note 13 to Financial Statements. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S.A.

The following table presents the distribution of credit exposure as of December 31, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, by investment grade and noninvestment grade, credit quality and maturity.

	Exposure before Credit Collateral	Credit Collateral	Net Exposure	Net Exposure by Maturity
				2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,518	$457	$1,061	$787	$114	$160	$1,061
Noninvestment grade	474	175	299	273	26	—	299

Totals	$1,992	$632	$1,360	$1,060	$140	$160	$1,360

Investment grade	76%	72%	78%
Noninvestment grade	24%	28%	22%

TXU Corp. had credit exposure to three counterparties each having an exposure greater than 10% of the net exposure of $1.4 billion at December 31, 2005. These three counterparties represent 10%, 12% and 13% of the net exposure, respectively. TXU views its exposure with these three counterparties to be within an acceptable level of risk tolerance. Additionally, approximately 78% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC and the NRC, with respect to:

•	allowed prices;

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	TXU Corp.’s ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	unanticipated changes in market heat rates in the Texas electricity market,

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Corp.’s financial instruments;

•	changes in technology used by and services offered by TXU Corp.;

•	significant changes in TXU Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Corp.; and

•	actions by credit rating agencies.

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

TXU CORP.

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The management of TXU Corp. performed an evaluation as of December 31, 2005 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework. Based on the review performed, management believes that as of December 31, 2005 TXU Corp.’s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of TXU Corp. has issued an attestation report on management’s assessment of TXU Corp.’s internal control over financial reporting.

/s/ C. John Wilder	/s/ Kirk R. Oliver
C. John Wilder, Chairman, President and CEO	Kirk R. Oliver, Executive Vice President and Chief Financial Officer

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TXU Corp.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that TXU Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TXU Corp.:

We have audited the accompanying consolidated balance sheets of TXU Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the Notes to Financial Statements, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, effective October 1, 2004.

As discussed in Note 3 to the Notes to Financial Statements, the Company changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective January 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 1, 2006

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars, except per share amounts)
Operating revenues	$10,437	$9,308	$8,600

Costs and expenses:
Fuel, purchased power costs and delivery fees	4,036	3,847	3,640
Operating costs	1,425	1,429	1,389
Depreciation and amortization	776	760	724
Selling, general and administrative expenses	781	1,091	907
Franchise and revenue-based taxes	364	367	390
Other income	(151)	(148)	(58)
Other deductions	45	1,172	42
Interest income	(48)	(28)	(36)
Interest expense and related charges	802	695	784

Total costs and expenses	8,030	9,185	7,782

Income from continuing operations before income taxes, extraordinary gain (loss) and cumulative effect of changes in accounting principles	2,407	123	818
Income tax expense	632	42	252

Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	1,775	81	566
Income from discontinued operations, net of tax effect (Note 4)	5	378	74
Extraordinary gain (loss), net of tax effect (Note 5)	(50)	16	—
Cumulative effect of changes in accounting principles, net of tax effect (Note 3)	(8)	10	(58)

Net income	$1,722	$485	$582
Exchangeable preferred membership interest buyback premium (Note 8)	—	849	—
Preference stock dividends	10	22	22

Net income (loss) available for common stock	$1,712	$(386)	$560

Average shares of common stock outstanding (millions):
Basic	476	600	643
Diluted	486	600	758

Per share of common stock – Basic:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$3.73	$0.13	$0.88
Exchangeable preferred membership interest buyback premium	—	(1.41)	—
Preference stock dividends	(0.02)	(0.04)	(0.03)

Net income (loss) from continuing operations available for common stock	3.71	(1.32)	0.85
Income from discontinued operations, net of tax effect	0.01	0.63	0.11
Extraordinary gain (loss), net of tax effect	(0.10)	0.03	—
Cumulative effect of changes in accounting principles, net of tax effect	(0.02)	0.02	(0.09)

Net income (loss) available for common stock	$3.60	$(0.64)	$0.87

Per share of common stock – Diluted:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$2.63	$0.13	$0.82
Exchangeable preferred membership interest buyback premium	—	(1.41)	—
Preference stock dividends	(0.02)	(0.04)	(0.03)

Net income (loss) from continuing operations available for common stock	2.61	(1.32)	0.79
Income from discontinued operations, net of tax effect	0.01	0.63	0.10
Extraordinary gain (loss), net of tax effect	(0.10)	0.03	—
Cumulative effect of changes in accounting principles, net of tax effect	(0.02)	0.02	(0.08)

Net income (loss) available for common stock	$2.50	$(0.64)	$0.81

Dividends declared	$1.26	$0.47	$0.25

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Components related to continuing operations:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$1,775	$81	$566

Other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustments (net of tax (expense) benefit of $25, ($7) and ($25))	(46)	14	46

Cash flow hedges:
Net change in fair value of derivatives held at end of period (net of tax benefit of $24, $40 and $46)	(47)	(75)	(85)
Amounts related to derivatives settled during the year (net of tax expense of $42, $23, and $66), the effects of which were reported in net income	77	44	122

Total cash flow hedges	30	(31)	37

Comprehensive income from continuing operations	1,759	64	649

Components related to discontinued operations:
Income from discontinued operations, net of tax effect	5	378	74

Minimum pension liability adjustments (net of tax expense of $—, $5 and $4)	—	10	8
Cumulative foreign currency translation adjustment	—	(145)	302

Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $—, $— and $29)	—	—	(67)
Amounts realized in earnings during the year (net of tax (expense) benefit of $—, $3, and ($37))	—	(6)	86

Total	—	(141)	329

Comprehensive income from discontinued operations	5	237	403

Extraordinary gain (loss), net of tax effect	(50)	16	—
Cumulative effect of changes in accounting principles, net of tax effect	(8)	10	(58)

Comprehensive income	$1,706	$327	$994

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Cash flows — operating activities:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$1,775	$81	$566
Adjustments to reconcile income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles to cash provided by operating activities:
Depreciation and amortization	836	826	791
Deferred income taxes and investment tax credits — net	481	(11)	(40)
Losses on early extinguishment of debt	—	416	—
Asset writedown charges	11	196	—
Lease impairment charge (credit)	(16)	180	—
Net gain from sales of assets	(89)	(135)	(45)
Net losses from unrealized mark-to-market valuations of commodity contracts	18	109	100
Net litigation settlement charge	—	84	—
Bad debt expense	56	90	119
Stock-based compensation expense	32	56	25
Amortization of losses on dedesignated cash flow hedges	20	26	28
Amortization of gain on dedesignated fair value hedges	(10)	(15)	(21)
Charge for contract counterparty nonperformance	12	—	—
Net equity (income) loss from unconsolidated affiliates and joint ventures	—	(1)	17
Change in regulatory-related liabilities	(81)	(70)	(144)
Changes in operating assets and liabilities:
Accounts receivable - trade	(335)	(246)	173
Impact of accounts receivable sales program	197	(73)	100
Inventories	(55)	15	(46)
Accounts payable - trade	(47)	223	(40)
Commodity contract assets and liabilities	76	(5)	24
Cash flow hedge and other derivative assets and liabilities	(9)	(22)	83
Margin deposits - net	61	34	25
Other – net assets	35	(165)	364
Other – net liabilities	(175)	165	334

Cash provided by operating activities	2,793	1,758	2,413

Cash flows — financing activities:
Issuances of securities:
Long-term debt	180	5,090	2,846
Common stock	83	112	23
Retirements/repurchases of securities:
Long-term debt held by subsidiary trusts	—	(546)	—
Equity-linked debt securities	(106)	(1,105)	—
Other long-term debt	(269)	(3,088)	(2,187)
Exchangeable preferred membership interests	—	(750)	—
Preference stock	(300)	—	—
Preferred securities of subsidiaries	(38)	(75)	(98)
Common stock	(1,137)	(4,687)	—
Change in notes payable:
Commercial paper	358	—	—
Banks	230	210	(2,305)
Cash dividends paid:
Common stock	(544)	(150)	(160)
Preference stock	(11)	(22)	(22)
Premium paid for redemption of exchangeable preferred membership interests	—	(1,102)	—
Redemption deposits applied to debt retirements	—	—	210
Excess tax benefit on stock-based compensation	28	—	—
Debt premium, discount, financing and reacquisition expenses	(37)	(406)	(38)

Cash used in financing activities	(1,563)	(6,519)	(1,731)

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	(1,047)	(912)	(721)
Nuclear fuel	(57)	(87)	(44)
Dispositions of businesses	—	4,814	14
Acquisition of telecommunications partner’s interest	—	—	(150)
Proceeds from sales of assets	70	27	10
Change in collateral trust	—	525	(525)
Proceeds from sales of nuclear decommissioning trust fund securities	191	88	251
Investments in nuclear decommissioning trust fund securities	(206)	(103)	(266)
Other, including transaction costs	11	(72)	31

Cash provided by (used in) investing activities	(1,038)	4,280	(1,400)

Discontinued operations:
Cash provided by (used in) operating activities	(265)	(79)	338
Cash provided by (used in) financing activities	—	(10)	97
Cash provided by (used in) investing activities	4	(153)	(409)
Effect of exchange rate changes	—	—	8

Cash provided by (used in) discontinued operations	(261)	(242)	34

Net change in cash and cash equivalents	(69)	(723)	(684)

Cash and cash equivalents — beginning balance	106	829	1,513

Cash and cash equivalents — ending balance	$37	$106	$829

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$37	$106
Restricted cash	54	49
Accounts receivable — trade	1,328	1,274
Income taxes receivable	14	16
Inventories	364	320
Commodity contract assets	1,603	546
Cash flow hedge and other derivative assets	65	4
Accumulated deferred income taxes	717	181
Margin deposits related to commodity positions	247	65
Other current assets	129	184

Total current assets	4,558	2,745

Investments:
Restricted cash	16	47
Other investments	643	664
Property, plant and equipment — net	17,192	16,676
Goodwill	542	542
Regulatory assets — net	1,826	1,891
Commodity contract assets	338	315
Cash flow hedge and other derivative assets	75	2
Other noncurrent assets	349	283
Assets held for sale (Note 4)	—	24

Total assets	$25,539	$23,189

LIABILITIES, PREFERRED SECURITIES OF SUBSIDIARIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable:
Commercial paper	$358	$—
Banks	440	210
Long-term debt due currently	1,250	229
Accounts payable — trade	1,026	1,077
Commodity contract liabilities	1,481	491
Cash flow hedge and other derivative liabilities	275	113
Litigation and other settlement accruals	12	391
Margin deposits related to commodity positions	357	115
Other current liabilities	1,151	1,202

Total current liabilities	6,350	3,828

Accumulated deferred income taxes	3,697	2,670
Investment tax credits	384	405
Commodity contract liabilities	516	347
Cash flow hedge and other derivative liabilities	91	83
All other long-term debt, less amounts due currently	11,332	12,412
Other noncurrent liabilities and deferred credits	2,694	2,761
Liabilities held for sale (Note 4)	—	6

Total liabilities	25,064	22,512
Preferred securities of subsidiaries	—	38
Contingencies (Note 9)
Shareholders’ equity (Note 8)	475	639

Total liabilities, preferred securities of subsidiaries and shareholders’ equity	$25,539	$23,189

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Preference stock:
Balance at beginning of year	$300	$300	$300
Preference stock redemption	(300)	—	—

Balance at end of year	—	300	300

Common stock without par value — authorized shares — 1,000,000,000:
Balance at beginning of year	2	48	7,995
Effect of two-for-one stock split	3	—	—
Issuances under Direct Stock Purchase and Dividend Reinvestment Plan	—	4	10
Effects of awards under Long-Term Incentive Compensation Plan	—	5	19
Issuance of shares under equity-linked debt securities	—	101	—
Special allocation to Thrift Plan by LESOP trustee	—	3	4
Reclassification of stated capital to additional paid in capital	—	—	(7,986)
Cancellation of common stock repurchased	—	(161)	—
Other	—	2	6

Balance at end of year (2005 — 470,845,978 shares; 2004 — 479,705,760 shares; and 2003 — 647,766,184 shares)	5	2	48

Additional paid-in capital:
Balance at beginning of year	2,806	8,097	111
Common stock repurchases	(1,092)	(4,737)	—
Net premium on repurchase of exchangeable preferred membership interests	—	(849)	—
Discount (premium) on repurchase of equity-linked debt securities (related to equity component) and reversal of contract adjustment payment liability	(13)	96	—
Effects of awards under Long-Term Incentive Compensation Plan	33	38	—
Excess tax benefit on stock-based compensation	28	—	—
Reclassification of stated capital to additional paid-in capital	—	—	7,986
Cancellation of common stock repurchased	—	161	—
Issuance of shares under equity-linked debt securities	75	—	—
Special allocation to Thrift Plan by LESOP trustee	1	—	—
Effect of two-for-one stock split	(3)	—	—
Other	5	—	—

Balance at end of year	$1,840	$2,806	$8,097

TXU CORP. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (CONT.)

	Year Ended December 31,
	2005	2004	2003
	(millions of dollars)
Retained earnings:
Balance at beginning of year	$(2,283)	$(2,498)	$(2,900)
Net income	1,722	485	582
Dividends declared on common stock ($1.26, $0.47 and $0.25 per share)	(598)	(251)	(160)
Dividends on preference stock ($3,278, $7,240 and $7,240 per share)	(10)	(22)	(22)
LESOP dividend deduction tax benefit and other	1	3	2

Balance at end of year	(1,168)	(2,283)	(2,498)

Accumulated other comprehensive loss, net of tax effects:
Foreign currency translation adjustments:
Balance at beginning of year	—	145	(157)
Change during the year	—	(90)	302
Amounts related to disposed businesses	—	(55)	—

Balance at end of year	—	—	145

Minimum pension liability adjustments:
Balance at beginning of year	(14)	(38)	(92)
Change during the year	(46)	23	54
Amounts related to disposed businesses	—	1	—

Balance at end of year	(60)	(14)	(38)

Cash flow hedges (SFAS 133):
Balance at beginning of year	(172)	(135)	(191)
Change during the year	30	(38)	56
Amounts related to disposed businesses	—	1	—

Balance at end of year	(142)	(172)	(135)

Total accumulated other comprehensive loss	(202)	(186)	(28)

Total common stock equity	475	339	5,619

Shareholders’ equity	$475	$639	$5,919

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business — TXU Corp. is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities, largely in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas.

TXU Corp. has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 17 for further information concerning reportable business segments.)

Basis of Presentation — The consolidated financial statements of TXU Corp. have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2004 Form 10-K/A, except for the changes in composite depreciation rates discussed below under “Property, Plant and Equipment.” All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Stock Split — All share and per share amounts reflect a two-for-one stock split completed in December 2005.

Discontinued Businesses — Note 4 presents detailed information regarding the TXU Australia, TXU Gas and other discontinued businesses. The consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses as discontinued operations.

Use of Estimates — Preparation of TXU Corp.’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Earnings Per Share — Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potential issuances of common shares under stock-based employee compensation and convertible debt arrangements. The 2005 diluted per share results reflect a $1.02 per share unfavorable impact associated with the November 2004 accelerated share repurchase program which was settled in May 2005. The program is discussed in Note 8. Because TXU Corp. intended to settle in cash the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in the fair value of the settlement liability during the year, which totaled $498 million (without tax benefit).

In 2004, results from continuing operations before extraordinary items and cumulative effect of changes in accounting principles, net of the exchangeable preferred membership buyback premium ($849 million – See Note 8) and preference dividends represented a loss. Consequently, consideration of potential common share issuances results in antidilution, and basic earnings per share is equal to diluted earnings per share.

Derivative Instruments and Mark-to-Market Accounting — TXU Corp. enters into contracts for the purchase and sale of energy, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under SFAS 133, the fair value of each derivative is required to be recognized on the balance sheet as a derivative asset or liability and changes in the fair value recognized in net income, unless the criteria for certain exceptions are met. This recognition is referred to as “mark-to-market” accounting. Under the exception criteria of SFAS 133, TXU Corp. may elect the “normal” purchase and sale exemption; further, TXU Corp. may designate derivatives as a cash flow or fair value hedge. A derivative contract may be designated as a “normal” purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. If designated as normal, the derivative is not marked-to-market.

A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a forecasted sale of power in the future at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income to the extent the hedges are effective. Amounts remain in other comprehensive income, unless the underlying transactions become probable of not occurring, and are reclassified into net income as the underlying transactions (hedged items) settle and affect earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the underlying asset or liability (hedged item) is adjusted for the change in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss is amortized into income over the remaining life of the hedged item. To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Hedge ineffectiveness, even if the hedge continues to be assessed as effective, is recognized in net income in the current period. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item. The “short-cut” method under SFAS 133 allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met. If all short-cut conditions are met, then the hedge results in no ineffectiveness gains and losses, as the hedge is considered 100% effective, and no future effectiveness testing is required. See Notes 7 and 15 for additional details concerning hedging activity.

Revenue Recognition — TXU Corp. records revenue from electricity sales and delivery service under the accrual method of accounting. Revenues are recognized when electricity or delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value provided from the meter reading date to the end of the period (unbilled revenue).

Realized and unrealized gains and losses from transacting in energy-related instruments, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues. Gains and losses are defined as realized when a transaction is settled. Mark-to-market gains and losses are termed unrealized. See discussion above under “Derivative Instruments and Mark-to-Market Accounting.”

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

Regulatory Assets and Liabilities — The financial statements of TXU Corp.’s regulated electricity delivery operations reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 16).

See Note 5 for a discussion of the extraordinary gain recorded in 2004 related to the adjustment in the carrying value of TXU Corp.’s regulatory asset subject to securitization.

Investments — Deposits in a nuclear decommissioning trust fund are carried at fair value in the balance sheet. Investments in unconsolidated business entities over which TXU Corp. has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 13).

Property, Plant and Equipment — Properties are stated at original cost. The cost of property additions includes materials and both direct and indirect labor and applicable overhead, including payroll-related costs.

Depreciation of TXU Corp.’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation includes the effect of asset retirement obligations as prescribed by SFAS 143 and the impacts of FIN 47 (see Note 3), which was adopted by TXU Corp. in 2005. As is common in the industry, TXU Corp. records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Estimated depreciable lives are based on management’s estimates of the assets’ economic useful life.

Effective January 1, 2005, the estimated depreciable lives of lignite/coal-fired generation facilities were extended from fifty years to sixty years to better reflect their useful lives, resulting in lower (as compared to the 2004 period) depreciation expense for the year ended December 31, 2005 of $13 million ($8 million after-tax), or $0.02 per share.

Effective January 1, 2004, the estimated depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction (as compared to the 2003 period) in depreciation expense of $44 million ($29 million after-tax, or $0.05 per share) in 2004.

Effective April 1, 2003, the estimated depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction (as compared to the 2003 period) in depreciation expense of an additional $12 million ($8 million after-tax, or $0.01 per share) in 2004.

Inventories — Inventories, including environmental energy credits and emission allowances, are carried at weighted average cost. All inventories are reported at the lower of cost or market, unless expected to be used in the generation of electricity.

Allowance For Funds Used During Construction (AFUDC) and Interest Capitalized — AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. As a result of the 1999 Restructuring Legislation, only interest has been capitalized related to generation construction since 1999. AFUDC for the regulated business is capitalized as a component of projects involving construction periods lasting greater than thirty days. Interest on qualifying projects for businesses that are not regulated is capitalized in accordance with SFAS 34. The equity portion of capitalized AFUDC is accounted for as other income. See Note 19 for details of amounts.

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

Major Maintenance — Major maintenance costs related to baseload plant outages, as well as the costs of other major maintenance programs, are charged to expense as incurred.

Amortization of Nuclear Fuel — Amortization of nuclear fuel in the reactors is calculated on the units-of-production method and is reported as fuel costs.

Defined Benefit Pension Plans and Other Postretirement Benefit Plans — TXU Corp. offers pension benefits through either a defined benefit pension plan or a cash balance plan and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. TXU Corp. accounts for pension and other postretirement benefits costs in accordance with SFAS 87 and SFAS 106. Reported costs of providing noncontributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 12 for information regarding retirement plans and other postretirement benefits).

Stock-Based Compensation — TXU Corp. grants awards of restricted stock and performance units distributed in stock. Stock-based compensation expense for periods subsequent to 2003 is determined based on the provisions of SFAS 123R, which provides for the recognition of stock-based compensation expense over the vesting period based on the grant-date fair value of those awards. Under the previous accounting rule (APB 25), expense to be recognized over the vesting period was remeasured each reporting period based on the current market price of the stock and the assumed number of shares distributable given the share price performance to date. See Note 10.

Franchise and Revenue-Based Taxes — Franchise and gross receipt taxes are not a “pass through” item such as sales and excise taxes. These taxes are assessed to TXU Corp. by state and local government bodies, based on revenues or kWh delivered, as a cost of doing business and are recorded as an expense. Rates charged to customers by TXU Corp. are intended to recover the taxes, but TXU Corp. is not acting as an agent to collect the taxes from customers.

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

TXU Corp. accounts for positions taken on tax returns based on the probable liability approach consistent with SFAS 5.

Cash Equivalents — For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Changes in Accounting Standards — There are no recently issued accounting standards effective after December 31, 2005 that are expected to materially impact TXU Corp.

2.	RESTRUCTURING ACTIONS IN 2004

During 2004, senior management reviewed TXU Corp.’s operations and implemented a restructuring plan to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

The restructuring actions included dispositions of businesses, repurchases of debt and other securities, rationalization of generation assets, termination of uneconomic contractual arrangements, headcount reductions, outsourcing of support activities and resolution of litigation, income tax and other contingencies.

The restructuring activities resulted in unusual charges and credits impacting 2004 income from continuing operations, summarized as follows and discussed below in more detail:

	Income Statement Classification	Charge/(Credit) to Earnings
		Pretax	After-tax
TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination charge	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Cities rate settlement charge	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1
Corporate and other:
Debt extinguishment losses	Other deductions	416	382
Litigation accrual	Other deductions	86	56
Executive compensation	SG&A	52	52
Consulting and professional fees	SG&A	54	35
Employee severance costs	Other deductions	5	3
Other charges	Other deductions	5	3
Recognition of income tax benefit	Income taxes	—	(75)

Total		$1,190	$828

In addition, income from discontinued operations in 2004 included recognition of $680 million in tax benefits related to the write-off of the investment in TXU Europe, a net gain of $241 million after-tax on the sale of TXU Australia, a net charge of $193 million after-tax on the disposition of TXU Gas, a $143 million after-tax charge related to the settlement of potential claims related to TXU Europe and a $17 million after-tax charge related to the disposition of the Pedricktown, New Jersey generation business. See Note 4 for a discussion of these items.

Following is a discussion of major actions associated with the restructuring plan affecting income from continuing operations:

Sale of TXU Fuel

In June 2004, TXU Corp. completed the sale of the assets of TXU Fuel, the former intrastate gas transportation subsidiary of TXU Energy Holdings, for $500 million in cash. As part of the transaction, TXU Energy Holdings entered into a transportation agreement, intended to be market-price based, with the new owner to transport natural gas to TXU Energy Holdings’ generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain related to the sale of $375 million will be recognized over the eight-year life of the transportation agreement, and the business has not been accounted for as a discontinued operation. The sale of TXU Fuel assets resulted in a capital gain and allowed for recognition of a $75 million income tax benefit for utilization of a portion of the capital loss deduction arising from the write-off of the investment in TXU Europe.

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

TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 21 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004. (See Note 19 for further details regarding severance liabilities.) In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. Transition expenses of $14 million ($9 million after-tax) were recorded by TXU Corp. during 2004, and the remainder was expensed as incurred in 2005.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of computer software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intended to develop the majority of these projects and from TXU Corp.’s perspective the software was abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $109 million ($71 million after-tax).

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. See Note 13 for additional discussion of TXU Corp.’s investment in Capgemini and related terms of the agreement.

Actions Related to Generation Operations

In December 2004, TXU Corp. executed an agreement to terminate, for a payment of $172 million, a power purchase and tolling agreement expiring in 2006. The agreement had been entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, TXU Corp. recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. TXU Corp. also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gain from the sale of the two plants.

Also in December 2004, TXU Corp. committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. A $16 million net credit was recorded in 2005 adjusting the impairment loss recorded in 2004 to reflect actual sublease proceeds under the terms of a contract signed in 2005 with a third party.

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

TXU Corp. recorded charges totaling $15 million ($10 million after-tax) in 2004 for employee severance costs and impairments related to the closures of a number of gas-fired generation units.

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and other involuntary severance actions, and recorded severance charges totaling $77 million ($49 million after-tax).

Liability and Capital Management

TXU Corp. utilized cash proceeds from the sale of TXU Australia, TXU Gas and TXU Fuel and other assets sales as well as cash provided from operations and lower-cost debt issuances in 2004 to increase value and reduce risks through an ongoing liability management initiative. Largely under this initiative, in 2004 TXU Corp. repurchased or legally defeased $3.6 billion of debt securities (including equity-linked debt securities and debt held by subsidiary trusts). Debt extinguishment losses in 2004 totaled $416 million ($382 million after-tax). Also see Note 8 for a discussion of the repurchase of preferred membership interests.

Litigation

In 2004, management assessed the progress and status of matters in litigation, and in anticipation of resolution, recorded a net charge of $84 million ($55 million after-tax). In January 2005, TXU Corp. reached a comprehensive settlement regarding the consolidated amended securities class action lawsuit initially filed in October 2002. The agreement included a one-time payment to the class members of $150 million, of which $101 million in reimbursement from insurance carriers has since been received.

Cities Rate Settlement

In the fourth quarter of 2004, TXU Corp. recorded a $21 million ($14 million after-tax) charge for estimated payments under a settlement, which was finalized in February 2005, with a number of municipalities initiating an inquiry regarding distribution rates charged by TXU Electric Delivery.

3.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

FIN 47 was effective for TXU Corp. with reporting for the fourth quarter of 2005. This interpretation clarifies the term “conditional asset retirement” under SFAS 143 and requires entities to record the fair value of a legal asset retirement obligation, the timing or method of settlement of which is conditional on a future event. For TXU Corp., such liability relates to asbestos removal and disposal costs. As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2005. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

The following table summarizes the impact as of December 31, 2005 of adopting FIN 47:

Increase in property, plant and equipment – net	$5
Increase in other noncurrent liabilities and deferred credits	(17)
Increase in accumulated deferred income taxes	4

Cumulative effect of change in accounting principle	$(8)

The increase in other noncurrent liabilities and deferred credits would have been $15 million and $16 million at December 31, 2003 and 2004, respectively.

SFAS 123R was issued in December 2004. TXU Corp. early adopted SFAS 123R effective October 1, 2004 and recorded a cumulative effect of change in accounting principle of $10 million after-tax. See Note 10 for additional discussion.

The following summarizes the effect on results for 2003 for changes in accounting principles effective January 1, 2003:

Charge from rescission of EITF 98-10, net of tax effect of $34 million	$(63)
Credit from adoption of SFAS 143, net of tax expense effect of $3 million	5

Cumulative effect of changes in accounting principles	$(58)

In October 2002, EITF 02-3 was issued and rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only contracts that are derivatives under SFAS 133 are subject to mark-to-market accounting. Contracts that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Nonderivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on an accrual basis. Accordingly, a charge of $97 million ($63 million after-tax) was reported as a cumulative effect of a change in accounting principle in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

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

The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

Increase in property, plant and equipment – net	$488
Increase in other noncurrent liabilities and deferred credits	(528)
Increase in accumulated deferred income taxes	(3)
Increase in regulatory assets - net	48

Cumulative effect of change in accounting principle	$5

4.	DISCONTINUED OPERATIONS

The following summarizes the financial information of the various businesses reported as discontinued operations:

	TXU Gas	TXU Australia	Strategic Retail Services	Pedrick- town	Mexico	Europe	Total
2005
Operating revenues	$—	$—	$—	$12	$—	$—	$12
Operating costs and expenses	—	—	—	14	—	—	14
Other deductions (income) — net	—	—	3	—	—	—	3

Operating loss before income taxes	—	—	(3)	(2)	—	—	(5)
Income tax benefit	—	—	(1)	—	—	—	(1)
Credits (charges) related to exit (after-tax)	3	10	—	(4)	1	(1)	9

Income (loss) from discontinued operations	$3	$10	$(2)	$(6)	$1	$(1)	$5

	TXU Gas	TXU Australia	Strategic Retail Services	Pedrick- town	Telecom	Mexico	Europe	Total
2004
Operating revenues	$911	$835	$17	$32	$54	$4	$—	$1,853
Operating costs and expenses	898	666	20	37	49	4	—	1,674
Other deductions (income) — net	101	2	10	—	16	—	5	134
Interest income	(9)	(2)	(1)	—	(5)	—	—	(17)
Interest expense and related charges	37	96	—	—	19	—	—	152

Operating income (loss) before income taxes	(116)	73	(12)	(5)	(25)	—	(5)	(90)
Income tax expense (benefit)	(27)	25	(4)	(2)	(8)	(1)	(2)	(19)
Credits (charges) related to exit (after-tax)	(193)	129	(6)	(17)	1	(2)	(143)	(231)
Recognition of tax benefits	—	—	—	—	—	—	—	680

Income (loss) from discontinued operations	$(282)	$177	$(14)	$(20)	$(16)	$(1)	$(146)	$378

2003
Operating revenues	$1,344	$1,103	$60	$22	$162	$95	$—	$2,786
Operating costs and expenses	1,227	819	60	28	146	97	—	2,377
Other deductions (income) — net	(1)	(19)	11	—	15	(3)	5	8
Interest income	(2)	(6)	(1)	—	(6)	—	—	(15)
Interest expense and related charges	40	150	1	—	61	1	—	253

Operating income (loss) before income taxes	80	159	(11)	(6)	(54)	—	(5)	163
Income tax expense (benefit)	26	38	(4)	(2)	(11)	—	(1)	46
Charges related to exit (after-tax)	—	—	(9)	—	(34)	—	—	(43)

Income (loss) from discontinued operations	$54	$121	$(16)	$(4)	$(77)	$—	$(4)	$74

Prior to 2003, the TXU Europe and TXU Australia businesses were reported in the International segment, and subsequently the TXU Australia business was reported in its own segment. The TXU Gas business was previously reported in the Energy Delivery (now TXU Electric Delivery) segment. The Pedricktown business and the Strategic Retail Services operations were previously reported in the TXU Energy Holdings segment. The Telecommunications and Mexico operations were previously reported in Corporate and other activities.

TXU Gas — In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.9 billion in cash (the TXU Gas transaction). TXU Gas was largely a regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas. Results of the TXU Gas business totaled a loss of $282 million in 2004. TXU Gas’ results in 2004 included charges related to the sale of the business of $193 million after-tax. Results in 2004 also included a loss of $99 million after-tax related to regulatory disallowances arising from a system-wide distribution rate case ruling and an income tax charge of $17 million due to an IRS ruling related to a prior year disputed deduction. A net credit of $3 million in 2005 includes the effect of a favorable resolution of a working capital adjustment related to the disposition and a $9 million charge primarily representing an adjustment to the estimated tax effect of the disposition.

TXU Australia — In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion in assumed debt. TXU Australia’s operations consisted of a portfolio of competitive and regulated energy businesses, principally in Victoria and South Australia. TXU Australia’s results in 2004 included an after-tax gain on sale of the business of $241 million. The $10 million credit recorded in 2005 primarily represented an adjustment to the estimated income tax effect of the sale.

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Results in 2004 include a $6 million after-tax charge to settle a contract dispute related to the business. Substantially all disposition activities have been completed. Results in 2005 reflect an after-tax charge of $2 million related to a litigation settlement.

Pedricktown — In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production business and exit the related power supply and gas transportation agreements resulting in a $17 million after-tax impairment charge in 2004. The business was sold on July 1, 2005 for $8.7 million in cash. A $4 million after-tax charge in 2005 represents an estimated working capital adjustment related to the sale transaction.

Mexico — In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable settled for cash in January 2006.

TXU Europe — In January 2005, TXU Corp. executed a comprehensive agreement resolving potential claims relating to TXU Europe. Results from discontinued operations in 2004 include an after-tax charge of $143 million for an expected payment of that amount under the terms of the agreement. A $1 million charge recorded in 2005 reflects an adjustment to the settlement. The $222 million settlement was paid in full in October 2005.

Telecommunications — In April 2004, TXU Corp. sold its telecommunications business for $524 million in cash and $3 million of assumed debt. The business was formerly a joint venture and was consolidated from March 1, 2003 through the sale date.

Income tax benefits — Discontinued operations results in 2004 also reflected the recognition of $680 million in tax benefits associated with the 2002 write-off of the investment in TXU Europe. The tax benefit was based on a preliminary notice received from the IRS in June 2004 and primarily reflected the utilization of the worthlessness deduction against capital gains arising from the dispositions of TXU Australia, TXU Gas and the communications business as well as transactions completed in prior years. Also see Notes 9 and 11 for a discussion of TXU Europe income tax matters.

Balance sheet — There were no assets or liabilities held for sale as of December 31, 2005. The following details the assets and liabilities held for sale as of December 31, 2004:

	December 31, 2004
	Pedrick- town	Other	Total
Current assets	$2	$7	$9
Property, plant and equipment	15	—	15

Assets held for sale	$17	$7	$24

Current liabilities	$3	$—	$3
Noncurrent liabilities	3	—	3

Liabilities held for sale	$6	$—	$6

5.	EXTRAORDINARY ITEMS

Purchase of Lease Trust Interest — In the fourth quarter of 2005, TXU Corp. recorded an extraordinary loss of $50 million (net of a tax benefit of $28 million) related to a December 2005 agreement to purchase, for $69 million in cash, the owner participant interest in a trust established to lease combustion turbines to TXU Corp. The transaction is expected to close in March 2006. The trust’s assets consist primarily of nine combustion turbines and its liabilities consist primarily of $91 million principal amount of 7.46% debt with amortizing payments through 2015. The owner participant in the trust is an unrelated party. The trust is a variable interest entity and the agreement has been accounted for in accordance with FIN 46R, resulting in consolidation of the trust’s assets and liabilities in TXU Corp.’s financial statements. The combustion turbine assets and debt were recorded at estimated fair market values of $35 million and $96 million, respectively. The net loss reflects the excess of the purchase price over the fair value of the trusts’ net assets, net of the reversal of a previously established liability of $59 million related to the combustion turbine lease.

Securitization Bonds — The Settlement Plan addressed the issuance of securitization bonds to recover regulatory asset stranded costs and other qualified costs. A financing order finalized in January 2003 authorized the issuance of securitization bonds with a principal amount of $1.3 billion, and the second and final tranche of the securitization bonds was issued in June of 2004. An extraordinary gain of $16 million (net of tax of $9 million) recorded in the second quarter of 2004 represents an increase in the carrying value of the regulatory asset subject to securitization. The increase in the related regulatory asset is due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the principal and interest of the bonds.

6.	SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2005, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings under the credit facilities of $440 million and commercial paper of $358 million at a weighted average interest rate of 4.69%. At December 31, 2004, TXU Corp. had short-term borrowings consisting of outstanding bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities — At December 31, 2005, TXU Corp. had access to credit facilities (all of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At December 31, 2005
			Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$630	$—	$770
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	200	800
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	195	1,405
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	40	—	460
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$1,125	$440	$3,435

In August 2005, TXU Energy Holdings and TXU Electric Delivery executed an agreement for a new $1.0 billion 3-year joint credit facility with terms comparable to its existing credit facilities. The facility may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity by $1.0 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively.

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

The maximum amount of funding currently available under the program is $700 million, and as of December 31, 2005 the program funding was $671 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originator’s customer deposits, which totaled $111 million at December 31, 2005, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $201 million and $337 million at December 31, 2005 and 2004, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $23 million in 2005, and $12 million in both 2004 and 2003, and approximated 4.0%, 2.1% and 2.4% in 2005, 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fees, which totaled approximately $4 million in 2005 and $7 million in both 2004 and 2003, compensate TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The December 31, 2005 consolidated balance sheet reflects $872 million face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery sold to TXU Receivables Company, such amount having been reduced by $671 million of undivided interests sold by TXU Receivables Company. Funding under the program related to continuing operations increased $197 million in 2005, decreased $73 million in 2004 and increased $100 million in 2003. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company for 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
Cash collections on accounts receivable	$7,450	$8,449	$8,538
Face amount of new receivables purchased	(7,511)	(8,149)	(8,143)
Discount from face amount of purchased receivables	27	19	19
Program fees paid	(23)	(12)	(12)
Servicing fees paid	(4)	(7)	(7)
Decrease in subordinated notes payable	(136)	(174)	(524)

Operating cash flows used by (provided to) TXU Corp. under the program	(197)	126	(129)
Cash flows related to disposed TXU Gas business	—	(53)	29

Cash flows used by (provided to) continuing operations	$(197)	$73	$(100)

Upon termination of the program, cash flows to TXU Corp. would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

7.	LONG-TERM DEBT

Long-term Debt — At December 31, 2005 and 2004, the long-term debt of TXU Corp. consisted of the following:

	December 31,
	2005	2004
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.630% Floating Series 2001A due October 1, 2030(b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
3.560% Floating Series 2001D due May 1, 2033(b)	268	268
4.450% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
3.630% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	—
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	—	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.920% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	103	9
Fair value adjustments related to interest rate swaps	9	15

Total TXU Energy Holdings	$3,456	$3,257

	December 31,
	2005	2004
TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	$—	$92
6.375% Fixed Senior Secured Notes due May 1, 2012(g)	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032(g)	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015(c)(g)	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033(g)	350	350
5.000% Fixed Debentures due September 1, 2007(c)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(17)	(19)

Sub-total	3,033	3,123

TXU Electric Delivery Transition Bond Company LLC(e)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	44	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	215	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,167	1,258

Total TXU Electric Delivery	4,200	4,381

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	91	—
9.580% Fixed Notes due in semiannual installments through December 4, 2019	65	68
8.254% Fixed Notes due in quarterly installments through December 31, 2021	62	64
5.050% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized premium	5	—

Total US Holdings	242	151

TXU Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008(c)	200	200
6.375% Fixed Senior Notes Series J due June 15, 2006(c)	683	683
4.446% Fixed Senior Notes Series K due November 16, 2006	50	50
5.450% Fixed Senior Notes Series L due November 16, 2007(f)	—	101
5.800% Fixed Senior Notes Series M due May 16, 2008 (f)(h)	179	184
4.800% Fixed Senior Notes Series O due November 15, 2009(c)	1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014(c)	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024(c)	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022	109	120
5.650% Floating Convertible Senior Notes due July 15, 2033(d)	25	25
Fair value adjustments related to interest rate swaps	(53)	—
Unamortized discount	(9)	(11)

Total TXU Corp.	4,684	4,852

Total TXU Corp. consolidated	12,582	12,641
Less amount due currently	(1,250)	(229)

Total long-term debt	$11,332	$12,412

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect at December 31, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(c)	Interest rates swapped to floating on an aggregate $3.4 billion principal amount.

(d)	Interest rates in effect at December 31, 2005.

(e)	These bonds are nonrecourse to TXU Electric Delivery.

(f)	Equity-linked.

(g)	Unsecured as of October 25, 2005.

(h)	Expected to be remarketed on May 11, 2006, at which time the rate may change.

Debt Issuances and Retirements in 2005 — In December 2005, in connection with the consolidation of the combustion turbine lease trust, TXU Corp. assumed $91 million principal amount of 7.460% fixed secured bonds with amortizing principal payments through 2015. See Note 5 for additional discussion.

In November 2005, TXU Energy Holdings remarketed the Sabine River Authority Series 2001C and the Brazos River Authority Series 1994A pollution control revenue bonds with aggregate principal amounts of $70 million and $39 million, respectively. The bonds were purchased upon mandatory tender in November 2003 and May 2005, respectively.

In August 2005, TXU Energy Holdings entered into a lease for a rail spur at the Big Brown generation plant. The new lease, which replaces an operating lease, is being accounted for as a capital lease and the obligation of $95 million is reported in long-term debt.

In July 2005, the remaining publicly outstanding $92 million principal amount of TXU Electric Delivery’s Fixed First Mortgage Bonds matured and was paid. In a related action, in October 2005 TXU Electric Delivery released the liens associated with its 2002 Secured Indenture resulting in its Senior Secured Notes becoming unsecured obligations of TXU Electric Delivery ranking equally with all of its other unsecured obligations. Because the First Mortgage Bonds that served as collateral for the 2002 Secured Indenture were returned to TXU Electric Delivery in connection with that release and TXU Electric Delivery no longer had any publicly outstanding First Mortgage Bonds, TXU Electric Delivery discharged its 1983 Mortgage in October 2005. As a result of these actions, TXU Electric Delivery no longer has any secured debt outstanding.

In January 2005, TXU Energy Holdings remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

Other retirements of long-term debt in 2005 totaling $138 million represent payments at scheduled maturity dates.

Fair Value Hedges — TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. During the first quarter of 2005, TXU Corp. entered into interest rates swaps associated with $1.1 billion of fixed rate debt. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective). At December 31, 2005, $3.4 billion of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2024.

Long-term debt fair value adjustments—

	December 31,
	2005	2004
Long-term debt fair value adjustments related to interest rate swaps at beginning of period — increase in debt carrying value	$15	$43
Fair value adjustments:
Related to swaps included in the beginning balance	(22)	11
Related to swaps entered into during the period	(27)	(17)
Amount recognized as a reduction to loss on early extinguishment of debt upon redemption of related debt (a)	—	(7)
Amortization of net gains on settled fair value hedges (a) (b)	(10)	(15)

Long-term debt fair value adjustments related to interest rate swaps at the end of period — (decrease)/increase in debt carrying value	$(44)	$15

(a)	Amounts are pretax.

(b)	Net value of settled in-the-money fixed-to-variable swaps that is being amortized as a reduction to interest expense over the remaining life of the associated debt.

Changes in open swap fair values reported as adjustments to debt amounts are offset by changes in derivative assets and liabilities.

Convertible Senior Notes — At December 31, 2005 and 2004, TXU Corp. had $25 million principal amount outstanding of its Floating Rate Convertible Senior Notes due 2033. The notes bear regular interest at an annual floating rate equal to 3-month LIBOR, determined quarterly, plus 150 basis points, and are payable in arrears quarterly commencing October 15, 2003. The notes will bear additional contingent interest during periods after July 15, 2008 if the average trading price of the notes for a specified period exceeds 120% of the principal amount of the notes. The notes conversion rate at December 31, 2005 is 59.5196 shares of TXU Corp. common stock per $1,000 principal amount of notes, which equates to 1,504,596 shares. Should the holders elect to convert the notes, TXU Corp. has the option to settle the conversion in cash, common stock or a combination of both. TXU Corp. intends to settle any future conversion of the remaining $25 million principal amount of outstanding notes in common stock.

Equity-Linked Debt Securities —At December 31, 2005, TXU Corp. had one series of outstanding equity-linked debt securities:

	Senior Notes due 2008			Stock Purchase Contract
				Contract Adjustment Payment Rate (1)		Price per Share		Number of Shares (4)
Security	Principal Amount	Interest Rate (1)				Minimum	Maximum	Minimum	Maximum
Series M (Income Prides issued 2002)	$179	5.800	%(2)	2.325	%(3)	$25.58	$31.46	5,683,824	6,991,240

(1)	Rates are annual, payments are quarterly.

(2)	Expected to be remarketed on May 11, 2006, at which time the rate may change.

(3)	Payable until the stock purchase contract settlement date of May 16, 2006.

(4)	The number of shares issuable has been reserved.

In November 2005, the Series L Senior Notes equity-linked securities were remarketed to fund the settlement of the stock purchase contracts. TXU Corp. participated in the remarketing and purchased all of the outstanding Series L Senior Notes at a price of 100.5% of par and immediately retired the notes. In connection with the settlement, TXU Corp. issued 2,708,250 shares of common stock.

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

Equity-linked debt securities consist of (i) senior notes and (ii) a stock purchase contract that obligates the holder to purchase TXU Corp. common stock on a future settlement date. The number of shares issuable upon settlement is based upon the average of the market price of TXU Corp. common stock immediately preceding the settlement date. The calculation of shares issuable is subject to a minimum price, which is typically the market price of common stock at the time of initial issuance of the equity-linked debt securities, and a maximum price, which includes a premium over the minimum price that was negotiated in connection with the pricing of the offering.

To the extent the market price of TXU Corp. common stock is below the minimum price on the settlement date, holders of equity-linked debt securities would be required to purchase TXU Corp. common stock at a price higher than the market price at that time. To the extent the market price is above the maximum price on the settlement date, holders of equity-linked securities would be allowed to purchase TXU Corp. common stock at a price lower than the market price at that time. The market price of TXU Corp.’s common stock is currently above the maximum price for the equity-linked debt securities currently outstanding.

In addition to interest, holders receive contract adjustment payments through the contract settlement date. At the issuance date of the securities, a liability for the present value of these payments was recorded with an offsetting reduction to common stock equity.

On the contract settlement date, the holder must purchase the common stock at the calculated price. To fund such purchase, the holder may pay cash and continue to hold the senior notes or elect to participate in the remarketing of the senior notes, or if such remarketing fails or cannot be held because a condition to the remarketing cannot be satisfied, surrender the senior notes to TXU Corp.

Debt Issuances and Retirements in 2004 — In 2004, TXU Corp. and its consolidated subsidiaries issued $5.1 billion of long-term debt including $3.5 billion of fixed rate senior notes, $800 million of floating rate debt, and $790 million of transition bonds. TXU Corp. and its consolidated subsidiaries retired or redeemed $3.6 billion of long-term debt during 2004, including $1.1 billion of equity-linked debt securities, $613 million of first mortgage bonds, $500 million of convertible senior notes, $450 million of other long-term debt, $400 million of floating rate debt, $295 million of fixed rate senior notes, $222 million of pollution control revenue bonds and $32 million in transition bonds. In addition, TXU Corp. redeemed $576 million of debt reported in liabilities of the telecommunications holding company at December 31, 2003.

Maturities — Sinking fund and maturity requirements for long-term debt instruments at December 31, 2005, were as follows:

Year
2006	$1,249
2007	330
2008	755
2009	1,129
2010	135
Thereafter	8,946
Unamortized premium and discount and fair value adjustments	(65)
Capital lease obligations (a)	103

Total	$12,582

(a)	Includes $1 million due currently.

8.	SHAREHOLDERS’ EQUITY

Common Stock Equity — Under Texas law, TXU Corp. may only declare dividends out of its surplus, which is statutorily defined as a company’s net assets (i.e. total assets minus total debts) less its stated capital. The write-off of TXU Corp.’s investment in TXU Europe in 2002 resulted in negative surplus in 2002. In February 2003, TXU Corp. received shareholder approval as permitted under Texas law to reclassify approximately $8 billion of its stated capital to surplus.

Declaration of Dividend — At its February 2006 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.4125 a share, payable April 3, 2006 to shareholders of record on March 3, 2006.

Stock Split — In 2005, TXU Corp.’s board of directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split entitled each shareholder of record at the close of business on November 18, 2005, to receive one additional share for every outstanding share of common stock they held on that date. The additional shares resulting from the stock split were distributed on December 8, 2005.

Common Stock Repurchase — In November 2005, the TXU Corp. board of directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. In November 2005, TXU Corp. repurchased and retired 12 million of the authorized 34 million shares at an average price of $49.51 per share (including related fees and expenses) under this authority. As of February 22, 2006, TXU Corp. has repurchased an additional 8,097,526 shares of the authorized 34 million shares at an average price of $50.31 per share (including related fees and expenses).

Accelerated Share Repurchase Program — In November 2004, TXU Corp. entered into an agreement with a broker-dealer counterparty under which TXU Corp. repurchased and retired 105 million shares of its outstanding common stock at an initial price of $32.29 per share for a total of $3.4 billion. Under the agreement, the counterparty immediately borrowed shares that were sold to and canceled by TXU Corp. and in turn purchased shares in the open market over a subsequent time period; the agreement was subject to a future contingent purchase price adjustment based on the actual price of the shares purchased by the counterparty. The purchase price adjustment could have been settled, at TXU Corp.’s option, in cash or in shares of its common stock. In May 2005, TXU Corp. paid $523 million (including related fees and expenses) in cash to the counterparty in full settlement of the transaction. The counterparty had repurchased the shares under the agreement at an average price per share of $36.91. See Note 1 for the effect of the program on earnings per share.

Thrift Plan — The Thrift Plan is an employee savings plan under which TXU Corp. matches a portion of employees’ contributions of their earnings with a contribution in shares of common stock. Employees may reallocate or transfer all or part of their employer matching contributions to any of the plan’s other investment options. Also see Note 12 for additional discussion. At December 31, 2005, the Thrift Plan had an obligation of $220 million outstanding in the form of a note that TXU Corp. had purchased from a third-party lender in 1990 and recorded as a reduction to common equity. The note had been issued in connection with purchases of TXU Corp. common stock on the open market by the Thrift Plan trustee to satisfy future matching requirements. At December 31, 2005, the Thrift Plan trustee held 6,694,627 shares of TXU Corp. common stock. These shares (LESOP shares) are held by the trustee under the leveraged employee stock ownership provision of the Thrift Plan until allocated to Thrift Plan participants when required to meet TXU Corp.’s matching obligations. The Thrift Plan uses dividends on the LESOP shares held and contributions from TXU Corp., if required, to repay interest and principal on the note. TXU Corp. contributed $17 million in 2005 and $26 million in 2004 to service the note. Allocations of LESOP shares to participants’ accounts increased common stock equity by $1 million in 2005, $3 million in 2004 and $4 million in 2003.

Direct Stock Purchase and Dividend Reinvestment Plan (DRIP) — Issuances of new shares to satisfy purchases by DRIP participants (including reinvestment of dividends) increased common stock by $4 million in 2004 and $10 million in 2003. Since April 2004, share purchases by DRIP participants have been satisfied by purchases in the open market.

At December 31, 2005, authorized but unissued common shares of TXU Corp. were registered with the SEC for new issuance pursuant to the following:

DRIP Plan	4,293,187
Thrift Plan	11,095,566
Long-Term Incentive Compensation Plan	8,105,024
Omnibus Incentive Compensation Plan	18,000,000
Equity-linked debt securities	6,991,240
Convertible senior notes	1,504,596
Other	1,381,949

Total	51,371,562

TXU Corp. Preference Stock — In June 2005, TXU Corp. redeemed all 3,000 shares of its Series B preference stock outstanding (liquidation preference of $100,000 per share) for the aggregate principal amount of $300 million. The preference stock had a dividend rate of 7.24%.

US Holdings’ Preferred Stock — In August 2005, US Holdings redeemed all 379,231 shares of its outstanding preferred stock with a stated value of $38 million for approximately $40 million, including principal, premium and accrued dividends. The preferred stock had dividend rates ranging from $4.00 to $5.08 per share. In December 2005, US Holdings reissued 788 shares of its $4.56 Series preferred stock in a private placement transaction.

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

Shareholders Rights Plan — In November 2005, TXU Corp.’s board of directors elected to accelerate the expiration of its shareholder rights plan to November 18, 2005. TXU adopted the shareholder rights plan, a form of unsolicited takeover defense, in February 1999, and the rights were scheduled to expire in February 2009.

Dividend Restrictions — TXU Corp. is required to make contract adjustment payments to the holders of equity-linked debt securities. TXU Corp. has the right to defer the contract adjustment payments, but any such election would subject TXU Corp. to restrictions on the payment of dividends on and redemption of outstanding shares of common stock. TXU Corp. has no plans to defer these contract adjustment payments. At December 31, 2005, there were no restrictions on the payment of common stock dividends or redemption of outstanding shares of TXU Corp. common stock.

TXU Corp. depends, in part, on the dividends it receives from its subsidiaries.

The table below reflects the changes in TXU Corp. common stock outstanding for each of the years ending December 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance at beginning of year	479,705,760	647,766,184	643,948,000
Issuances under equity-linked debt securities	2,708,250	3,634,742	—
Issuances under Direct Stock Purchase and Dividend Reinvestment Plan	—	220,028	1,016,758
Issuances under long-term incentive compensation plans (a)	1,093,480	1,187,028	3,841,200
Issued on conversion of convertible senior notes	9,716	—	—
Repurchases	(12,476,228)	(168,514,888)	—
Forfeitures and cancellations under Long-Term Incentive Compensation Plan (b)	(195,000)	(4,587,334)	(1,039,774)

Balance at end of year	470,845,978	479,705,760	647,766,184

(a)	Includes distributions of restricted stock as well as additional shares issued as a result of exceeding share price performance targets.

(b)	Reflects forfeitures and cancellations of restricted stock awards granted plus additional shares resulting from reinvestment of dividends on restricted stock.

9.	COMMITMENTS AND CONTINGENCIES

Commitments — At December 31, 2005, TXU Corp. has commitments under energy-related contracts, leases and other agreements as follows:

Coal purchase agreements and coal transportation agreements

2006	$110
2007	95
2008	98
2009	102
2010	—
Thereafter	—

Total	$405

Pipeline transportation and storage reservation fees

2006	$67
2007	47
2008	36
2009	38
2010	37
Thereafter	55

Total pipeline transportation and storage reservation fees	$280

Capacity payments under existing agreements

2006	$89
2007	46
2008	23
2009	—
2010	—
Thereafter	—

Total capacity payments	$158

On the basis of TXU Corp.’s current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Future minimum lease payments under both capital leases and operating leases

	Capital Leases	Operating Leases (a)
2006	$7	$50
2007	7	52
2008	7	48
2009	6	48
2010	6	46
Thereafter	102	308

Total future minimum lease payments	135	$552

Less amounts representing interest	32

Present value of future minimum lease payments	103
Less current portion	1

Long-term capital lease obligation	$102

(a)	Includes operating leases with initial or remaining noncancelable lease terms in excess of one year. Excludes TXU Energy Holdings’ future minimum lease payments for combustion turbines owned by a lease trust of $17 million in 2006, $17 million in 2007, $16 million in 2008, $16 million in 2009, $17 million in 2010 and $83 million in periods thereafter. See Note 5 for a discussion of US Holdings’ agreement to purchase the owner participant interest in this combustion turbine lease trust.

TXU Energy Holdings has commitments in place to replace the four steam generators in one of the two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003 and delivery is scheduled for late 2006. Estimated future project capital commitments total $111 million, of which approximately $44 million is expected to be incurred in 2006 and the balance of approximately $67 million in 2007.

Guarantees — As discussed below, TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of all guarantees entered into or modified subsequent to December 31, 2002.

Disposed TXU Gas operations — In connection with the TXU Gas transaction in October 2004, TXU Corp. agreed, for a period of three years, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Corp. is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Corp. is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Corp. would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. In each case, TXU Corp.’s indemnification is limited to 10 years. The maximum aggregate amount that TXU Corp. may be required to pay is $1.925 billion. The estimated fair value of the indemnification recorded upon completion of the TXU Gas transaction was $2.5 million.

Letters of credit — At December 31, 2005, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $636 million to support hedging and risk management margin requirements in the normal course of business and for miscellaneous credit support requirements. As of December 31, 2005, approximately 62% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility maturing in December 2009, letters of credit totaling $455 million were outstanding at December 31, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

Residual value guarantees in operating leases — TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2005, the aggregate maximum amount of residual values guaranteed was approximately $134 million with an estimated residual recovery of approximately $130 million. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately seven years.

Project development guarantees — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2005, the balance of the indebtedness was $127 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $100 million. No claims have been asserted under the guarantee and none are anticipated. TXU Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

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

TXU Corp. 1997-2002 Audit — The IRS is currently examining TXU Corp.’s federal income tax returns for 1997-2002. In addition to proposed adjustments with respect to the worthlessness of TXU Corp.’s investment in TXU Europe (discussed separately below), the IRS has issued notices of proposed adjustment with respect to several other items. The IRS is expected to complete its examination before the third quarter of 2006. TXU Corp. expects to protest a number of adjustments, and expects that the protested issues will not be resolved until after 2006. Management believes that tax reserves recorded for potential adjustments to TXU Corp.’s 1997-2002 tax returns are adequate to provide for the expected outcome of the IRS’s proposed adjustments.

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

In June 2004, the IRS issued a preliminary notice of proposed adjustment (subsequently amended in September 2004) proposing to disallow the 2002 worthlessness deduction and treat the worthlessness as a capital loss (deductible only against capital gains). In addition, in 2004 TXU Corp. revised the estimates of capital losses and ordinary deductions expected from the worthlessness deduction utilization. Accordingly, in 2004 TXU Corp. recorded a tax benefit of $755 million ($680 million classified as discontinued operations) related to the TXU Europe worthlessness deduction, which reflects expected utilization of the capital loss deduction against capital gains realized in 2004 and prior periods. The benefit recognized also included $220 million for deductions related to the write-off of the investment in TXU Europe expected to be sustained as ordinary as a result of the preliminary notice.

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

If TXU Corp.’s ordinary loss deduction claimed on the 2002 tax return is not sustained, TXU Corp. would be required to repay approximately $480 million in tax refunds previously received (including interest) based on the assumptions used to determine the tax benefits recognized after receipt of the notice of proposed adjustments, and before taking into account other potential IRS adjustments to TXU Corp.’s 1997-2002 tax returns. In addition, TXU Corp. would owe additional tax of $118 million related to 2004. These amounts are reported as other noncurrent liabilities in the December 31, 2005 balance sheet. No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment, but currently expects that it would not be made prior to 2007.

TXU Corp. believes that its original tax reporting of the worthlessness of its investment in TXU Europe as an ordinary deduction was proper and intends to protest the IRS’s proposed adjustments. If TXU Corp.’s position is sustained, approximately $79 million would be recognized in earnings.

Labor Contracts — Certain TXU Energy Holdings and TXU Electric Delivery employees are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. New one year labor agreements were reached in 2005 covering bargaining unit employees in TXU Energy Holdings’ lignite/coal-fired and nuclear power production operations. Negotiations are currently underway with respect to the collective bargaining agreement covering bargaining unit employees in TXU Energy Holdings’ mining operations. The TXU Electric Delivery bargaining agreement will expire in 2007 and wages and benefits are currently being negotiated. Management does not anticipate that any changes in collective bargaining agreements will have a material affect on TXU Corp.’s financial position, results of operations or cash flows; however, TXU Corp. is unable to predict the ultimate outcome of these labor negotiations.

Nuclear Insurance — With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.8 billion currently and requires nuclear power plant operators to provide financial protection for this amount. On August 8, 2005, President Bush signed the Energy Policy Act of 2005, which, among other things, extends the Act through December 31, 2025. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

Under the SFP, each operating licensed reactor in the US is subject to an assessment of up to $100.6 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the US. Assessments are limited to $15 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.4 billion, above which TXU Corp. is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage provided by NEIL in the amount of $2.25 billion and $681 million from other insurance markets and foreign nuclear insurance pools. TXU Corp. is subject to a maximum annual assessment from NEIL for the above coverages of $30.5 million.

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

There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million that could be reinstated at ANI’s option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Extension Act of 2005, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

Nuclear Decommissioning — TXU Corp.’s nuclear plant decommissioning costs are fully recoverable from customers of the regulated business. Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed by management. The updated study was filed with the Commission on June 17, 2005. The accompanying testimony concluded that no change to the nuclear decommissioning tariff is warranted at this time. In its July 6, 2005 filing, the Commission Staff concluded that the study is adequate, complies with the Commission’s rules, and constitutes a compliance filing that does not require further process. On July 29, 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

See Note 3 for a discussion of the impact of SFAS 143 on accounting for nuclear decommissioning costs.

Legal Proceedings — On September 6, 2005 a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The complaint alleged violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and purported to assert a claim for alleged breach of fiduciary duty. An amended complaint dropped the claim for breach of fiduciary duty. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the TXU Corp. board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, TXU Corp. management did make a recommendation to the board to reevaluate TXU Corp. dividend policy and the board elected to increase the quarterly dividend. The plaintiffs in the litigation contend that such disclosure in connection with the tender offer was inadequate. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation, TXU Corp. believes the allegations are without merit and that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. Accordingly, TXU Corp. intends to vigorously defend this litigation. The defendants have filed a Motion to dismiss the litigation which the plaintiffs responded to on January 20, 2006, however, the motion has not been fully briefed and will not be addressed by the Court until briefing is completed in the first quarter of 2006.

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. A final settlement stipulation was signed and filed with the Court in the Shareholders’ Litigation and the Court has approved the settlement, although certain members of the settlement class who object to the approval of the settlement have appealed the Court’s order approving the settlement. TXU Corp. has cooperated with the SEC and completed the production of the documents requested by the subpoena and has responded to the SEC’s requests for information. In addition, on July 12, 2005, Mr. Erle Nye, formerly a director of TXU Corp. and formerly the CEO and Chairman of the Board of TXU Corp., received a similar “fact-finding” subpoena from the SEC. Mr. Nye has informed TXU Corp. that he has completed his response to the SEC.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. and its subsidiaries settled this matter in November 2005 and the suit has been dismissed as to TXU Corp. and its subsidiaries.

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

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE appealed and the Fifth Circuit Court of Appeals affirmed the dismissal. TCE subsequently filed pleadings seeking further appellate review of this decision by the United States Supreme Court, however, the Supreme Court denied the appeal on January 9, 2006.

In November 2002 and February and March 2003, three lawsuits were filed in the United States District Court for the Northern District of Texas asserting claims under ERISA on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits have been consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp. serving during the putative class period as well as members of the TXU Thrift Plan Committee comprised of Peter B. Tinkham, Kirk R. Oliver, Biggs C. Porter, Diane J. Kubin, Barbara B. Curry and Richard Wistrand. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002. The plaintiffs filed an initial motion for class certification and, after class certification discovery was completed, the Court denied plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiffs’ second class certification motion was filed on the basis of their amended complaint and was also denied and the case was ordered dismissed without prejudice on September 29, 2005. The plaintiffs have filed an appeal of the dismissal to the Fifth Circuit Court of Appeals. TXU Corp. believes the claims are without merit and intends to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action in the event the Fifth Circuit reverses the dismissal or the suit is refiled by the plaintiffs or others seeking to assert similar claims.

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleged breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. The plaintiffs in such suit failed to make a demand upon the directors as is required by law and TXU Corp. never agreed to waive the requirements for such a demand nor took any action inconsistent with insistence upon a demand. The defendants filed pleadings seeking to have the case dismissed due to plaintiffs’ failure to make the statutorily required presuit demand, however the Court had not ruled on the requested dismissal when the parties reached an agreement in principle to settle this litigation. The settlement is subject to the execution of mutually agreed settlement documents and submission of the proposed settlement to the Court for approval. The proposed settlement is expected to be submitted to the Court for approval in the first quarter of 2006.

In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas against TXU Corp. and certain of its officers. These lawsuits, referred to above as the Shareholders’ Litigation, were consolidated and lead plaintiffs were appointed by the Court. The complaint alleged violations of the provisions of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 11 and 12 of the Securities Act of 1933, as amended, relating to alleged materially false and misleading statements, including statements in prospectuses related to the offering by TXU Corp. of its equity-linked debt securities and common stock in May and June 2002. In addition to TXU Corp., Erle Nye, Michael J. McNally, V.J. Horgan, and Brian N. Dickie and directors Derek C. Bonham, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Herbert H. Richardson and Charles R. Perry were named as defendants in the litigation. On January 20, 2005, TXU Corp. executed a memorandum of understanding pursuant to which (i) TXU Corp. made a one-time payment of $150 million, of which $101 million has now been reimbursed by insurance carriers, (ii) TXU Corp. agreed to make certain corporate governance changes, including heightened independence standards for directors, (iii) TXU Corp. denied any liability in connection with the lawsuits and (iv) the defendants are to be released from any claims or liabilities asserted in the litigation. TXU Corp. may receive some additional amounts from insurance carriers, which would further reduce the financial impact of the settlement to TXU Corp. A final settlement stipulation was filed with the Court and the Court entered an order April 11, 2005 granting preliminary approval of the settlement, conditionally certifying a class for purposes of the settlement and providing for notice to the class members. After such notice, the Court conducted a hearing on June 23, 2005 to consider final approval of the settlement and the Court granted the final approval on November 8, 2005. Certain members of the settlement class who objected to the plan of allocation, the plaintiffs’ attorneys’ fees and other matters related to the approval of the settlement have appealed the orders approving the settlement to the Fifth Circuit Court of Appeals.

In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Environmental Contingencies — The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. TXU Corp.’s capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Corp. has initiated a construction program to install control equipment to achieve the required reductions.

TXU Corp. must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Corp. is in compliance with all current laws and regulations; however, the impact, if any, of any changes to existing regulations or the implementation of new regulations is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters;

•	the identification of sites requiring clean-up or the filing of other complaints in which TXU Corp. may be asserted to be a potentially responsible party.

10.	STOCK-BASED COMPENSATION PLANS

The Long-Term Incentive Compensation Plan (LTIP) is a stock-based compensation plan providing discretionary awards (LTIP awards) of restricted stock and performance units payable in common stock for qualified management employees. In May 2005, shareholders approved the Omnibus Incentive Compensation Plan (OICP) as a replacement plan for the LTIP. TXU Corp. does not intend to issue additional LTIP awards. During 2005, 2004 and 2003, the Board of Directors granted OICP and LTIP awards that were issued subject to share price performance and vesting requirements over two and three year periods. The number of common shares to be ultimately distributed varies from 0% to either 175% or 200% of the initial number of 2005 OICP awards and from 0% to 200% of the initial number of 2004 and 2003 LTIP awards. For LTIP awards, the number of shares to be ultimately distributed is based on TXU Corp.’s total return to shareholders over the applicable period compared to the total returns provided by the companies comprising the Standard & Poor’s 500 Electric Utilities Index (Index Method). For OICP awards, the number of shares to be ultimately distributed is based 50% on the Index Method and 50% on the aggregate three-year total shareholder return on TXU Corp. common stock. For a small number of employees under employment agreements, the number of shares is based on the Index Method. TXU Corp. has established restrictions that limit certain employees’ opportunities to liquidate vested stock awards. For both restricted stock and performance unit awards, dividends over the vesting period are converted to equivalent shares of TXU Corp. common stock to be distributed upon vesting.

The maximum number of shares of stock for which OICP awards may be granted under the plan is 18,000,000, of which 17,583,030 shares remain authorized and available for future issuance. The maximum number of shares of common stock for which LTIP awards may be granted under the plan is 20,000,000 of which 3,236,012 shares remain authorized and available.

Effective with the 1997 merger of ENSERCH Corporation (subsequently TXU Gas) and TXU Corp., outstanding options for ENSERCH Corporation common stock were exchanged for options for 1,065,826 shares of TXU Corp.’s common stock (TXU Gas Stock Option Plan). The weighted average exercise price for outstanding options at the beginning and end of 2005 was $11.25 and $11.95, respectively, and the weighted average exercise price for forfeited/expired options was $10.47. No further options have been, or will be, granted under this plan.

The following table presents information about these stock-based compensation plans:

	LTIP and OICP Awards	TXU Gas Stock Option Plan
Balance — December 31, 2002	3,065,982	52,412
Granted	3,801,200	—
Forfeited/expired	(1,031,182)	(5,064)
Vested/exercised	(74,334)	—

Balance — December 31, 2003	5,761,666	47,348

Granted	3,940,530	—
Forfeited/expired	(3,420,300)	(8,610)
Vested/Exercised	(7,334)	(33,466)

Balance — December 31, 2004	6,274,562	5,272

Granted	1,231,392	—
Forfeited/expired	(687,940)	(1,520)
Vested/Exercised	(1,532,032)	(2,232)

Balance — December 31, 2005	5,285,982	1,520

To vest/exercisable in — 2006	1,580,100	1,520
To vest/exercisable in — 2007	2,548,230	—
To vest/exercisable in — 2008	1,157,652	—

Weighted average fair-value — 2005
Outstanding — Beginning of year	$18.76
Granted	$20.68
Forfeited	$23.30
Vested	$25.55
Outstanding — End of year	$19.26

Weighted average fair value of awards granted in:
2003	$2.73
2004	$3.49
2005	$20.68

The above table reflects the weighted average fair value of the awards on the grant date. Principally because the 2003 and 2004 awards were converted to cash-settled awards during part of 2004 as discussed below, the weighted average fair value of the 2003 and 2004 awards outstanding at December 31, 2004 was $28.91 and $12.89, respectively.

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Corp. adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a credit of $15 million ($10 million after-tax) cumulative effect of a change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in TXU Corp. common stock.

TXU Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that takes into account three principal factors: the probability weighted expected number of shares to be distributed upon vesting, the risk of uncertainty during the vesting period, and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, reported expense in 2005 and 2004 related to the awards totaled $32 million and $56 million ($21 million and $36 million after-tax, or $0.04 and $0.06 per share), respectively. As of December 31, 2005, unrecognized expense related to nonvested LTIP awards totaled $35 million, which is expected to be recognized over a weighted average period of two years.

Compensation expense related to the awards totaled $25 million in 2003 and was determined in accordance with the intrinsic value method under APB 25. Compensation expense over the vesting period was remeasured each reporting period based on the market price of the stock and the assumed number of shares distributable given the share price performance to date.

Had compensation expense for the awards and previously existing awards under the TXU Gas Stock Option Plan been determined based upon the fair value methodology prescribed under SFAS 123, TXU Corp.’s net income would not have been materially different for the year ended December 31, 2003.

11.	INCOME TAXES

The components of TXU Corp.’s provisions for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
US Federal	$145	$25	$279
State	6	26	11
Non-US	—	2	1

Total	151	53	291

Deferred:
US Federal	498	31	(16)
State	4	(19)	(1)
Non-US	—	—	—

Total	502	12	(17)

Investment tax credits	(21)	(23)	(22)

Total	$632	$42	$252

Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

	Year Ended December 31,
	2005	2004	2003
Income from continuing operations before income taxes, extraordinary gain (loss) and cumulative effect of changes in accounting principles:
Domestic	$2,408	$123	$821
Non-US	(1)	—	(3)

Total	$2,407	$123	$818

Income taxes at the US federal statutory rate of 35%	$842	$43	$286

Losses on extinguishment of debt	—	107	—
Lignite depletion allowance	(33)	(25)	(25)
Recognition of benefits related to TXU Europe	(138)	(75)	—
Amortization of investment tax credits	(21)	(23)	(22)
Investment tax credits – deferred tax	6	6	6
Amortization (under regulatory accounting) of statutory rate changes	(7)	(8)	(8)
Medicare subsidy — other postretirement benefits	(9)	(11)	(1)
Compensation expense	(5)	18	—
State income taxes, net of federal tax benefit	7	5	6
Other, including audit settlements	(10)	5	10

Income tax expense	$632	$42	$252

Effective tax rate	26.3%	34.1%	30.8%

TXU Europe — In 2004, TXU Corp. recognized tax benefits totaling $755 million, of which $680 million was classified as discontinued operations. The recognition of benefits was based on a preliminary notice of proposed adjustment issued by the IRS in June 2004. The notice proposes, among other things, that the worthlessness deduction for the write-off of the investment in TXU Europe claimed on the 2002 tax return as an ordinary loss be instead treated as a capital loss (deductible only against capital gains). TXU Corp. had previously not recognized in net income any benefit related to the TXU Europe write-off due to a number of uncertainties regarding the income tax effects.

The benefit recognized includes the effect of the expected utilization of the TXU Europe worthlessness deduction against the capital gains arising from the dispositions of TXU Australia and TXU Gas and other 2004 and prior year transactions.

Benefits arising from the resolution of uncertainty regarding utilization of deductions in the year the TXU Europe investment was written-off or in a prior year have been reported in discontinued operations. Additional such benefits arising from subsequent sales of businesses classified as discontinued operations have also been reported in discontinued operations. The $75 million of tax benefit recognized in 2004 continuing operations relates to the capital gain arising from the sale of TXU Fuel, the operations of which have been classified as continuing operations.

In 2005, TXU Corp. recognized a $138 million tax benefit related to the 2002 TXU Europe worthlessness deduction. The recognition of the tax benefit was based on the identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe. Classification of this benefit in continuing operations is in accordance with SFAS 109.

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2005 and 2004, balance sheet dates are as follows:

	December 31,
	2005			2004
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Tax Assets
Net operating loss (NOL) carryforwards	$666	$666	$—	$684	$—	$684
Alternative minimum tax credit carryforwards	651	—	651	638	—	638
Employee benefit liabilities	395	—	395	297	—	297
Unamortized investment tax credits	145	—	145	154	—	154
Capital loss carryforward	138	—	138	—	—	—
Deferred gain on sale of assets	136	—	136	150	—	150
Impairment of assets	119	—	119	70	—	70
State income taxes	11	—	11	11	—	11
Litigation liabilities	—	—	—	30	30	—
TXU Europe settlement liability	—	—	—	60	60	—
NOL valuation allowance	—	—	—	(167)	—	(167)
Other	370	58	312	469	94	375

Total	2,631	724	1,907	2,396	184	2,212

Deferred Tax Liabilities
Book/tax depreciation differences	3,515	—	3,515	3,511	—	3,511
Commodity contract mark-to-market deduction	761	4	757	—	—	—
Deductions related to TXU Europe	592	—	592	592	—	592
Regulatory assets	538	—	538	595	—	595
State income taxes	32	—	32	46	—	46
Other	173	3	170	141	3	138

Total	5,611	7	5,604	4,885	3	4,882

Net Deferred Tax (Asset) Liability	$2,980	$(717)	$3,697	$2,489	$(181)	$2,670

	December 31,
	2005			2004
	Net Current Asset	Net Current Liability	Net Noncurrent Liability	Net Current Asset	Net Current Liability	Net Noncurrent Liability
Summary of Deferred Income Taxes
US Federal	$717	$—	$3,676	$181	$—	$2,635
State	—	—	21	—	—	35

Total	$717	$—	$3,697	$181	$—	$2,670

At December 31, 2005, TXU Corp. had $651 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. The AMT credit carryforwards have no expiration date. At December 31, 2005, TXU Corp. had net operating loss (NOL) carryforwards for federal income tax purposes of $1.9 billion that expire as follows: $1.2 billion in 2022, $50 million in 2023, $9 million in 2024 and $640 million in 2025. The NOL carryforwards can be used to offset future taxable income. TXU Corp. fully expects to utilize all of its NOL carryforwards prior to their expiration dates.

The tax effect of the components included in accumulated other comprehensive income for the year ended December 31, 2005, was a net benefit of $7 million.

TXU Corp.’s income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the tax years ended 1997 through 2002. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination.

See Note 9 under “Income Tax Contingencies” for discussion of tax matters related to TXU Europe and the status of IRS audits.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS

TXU Corp. is the plan sponsor of, and a participating employer in, the TXU Retirement Plan (Retirement Plan), which provides benefits to most employees based on years of service and average earnings. The Retirement Plan is a defined benefit pension plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

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

In addition, eligible employees of TXU Corp. may participate in a qualified savings plan, the Thrift Plan. This plan is a participant-directed defined contribution profit sharing plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in TXU Corp. common stock. Effective January 1, 2006, employees may reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. TXU Corp.’s contributions to the Thrift Plan, including cash and TXU Corp. common stock, aggregated $20 million for 2005, $25 million for 2004 and $29 million for 2003.

Minimum Pension Liability — The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability already recorded under SFAS 87. This additional liability is recorded as an adjustment to shareholders’ equity, as a component of accumulated other comprehensive income or as a regulatory asset/liability. Based on the actuarial information at year-end 2005 and 2004, minimum pension liability adjustments recorded to other comprehensive income were a loss of $46 million and a gain of $24 million, respectively, net of tax.

Additionally, due to Texas legislation enacted in the second quarter of 2005, TXU Electric Delivery recorded a regulatory asset of $66 million, net of tax for its minimum pension liability as of December 31, 2005. See discussion below under “Regulatory Recovery of Pension and Other Postretirement Benefit Costs.”

The recording of the total liability did not affect TXU Corp.’s financial covenants in any of its credit agreements.

Assumed Discount Rate — The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.00%. During 2004, the discount rate assumption for the pension and other postretirement benefit plans was revised as a result of remeasurements required by the Capgemini and TXU Gas transactions and changing interest rates. For the first half of 2004, the discount rate was 6.25%. The rate used for the third quarter was 6.5%, and the rate used in the fourth quarter was 6.0%. In selecting the assumed discount rate, TXU Corp. considered fixed income security yields for an Aa rated portfolio of bonds as reported by Moody’s.

	Year Ended December 31,
	2005	2004	2003
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.00% - 6.50%	6.25%
Expected return on pension plan assets	8.75%	8.50%	8.50%
Rate of compensation increase	3.31%	3.57%	3.95%

Assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	3.32%	3.57%	3.95%

Defined Benefit Plans —Information regarding defined benefit pension plans, based on December 31 measurement dates, follows:

	Year Ended December 31,
	2005	2004	2003
Components of Net Pension Costs:
Service cost	$37	$46	$48
Interest cost	130	130	126
Expected return on assets	(145)	(142)	(142)
Amortization of unrecognized net transition asset	—	—	(1)
Amortization of unrecognized prior service cost	3	4	5
Amortization of net loss	20	13	7
Recognized settlement loss	—	—	2
Recognized curtailment loss	1	7	—

Net periodic pension cost	$46	$58	$45

Change in Pension Obligation:
Projected benefit obligation at beginning of year	$2,218	$2,173
Service cost	37	46
Interest cost	130	130
Actuarial (gain) loss	195	(30)
Benefits paid	(128)	(108)
Curtailments	—	7
Settlements	(12)	—

Projected benefit obligation at end of year	$2,440	$2,218

Accumulated benefit obligation at end of year	$2,277	$2,079

Change in Plan Assets:
Fair value of assets at beginning of year	$1,995	$1,819
Actual return on assets	121	231
Employer contributions	3	51
Benefits paid	(128)	(106)
Settlements	(9)	—

Fair value of assets at end of year	$1,982	$1,995

Funded Status:
Projected pension benefit obligation	$(2,440)	$(2,218)
Fair value of assets	1,982	1,995
Unrecognized prior service cost	8	15
Unrecognized net loss	357	158

Accrued pension cost	$(93)	$(50)

Amounts Recognized in the Balance Sheet Consist of:
Prepaid benefit cost	$8	$8
Accrued benefit liability	(304)	(92)
Intangible asset	9	12
Regulatory asset	66	—
Accumulated other comprehensive loss	60	14
Accumulated deferred income taxes	68	8

Net amount recognized	$(93)	$(50)

The following table provides information regarding pension plans with projected benefit obligation (PBO) and accumulated benefit obligation (ABO) in excess of the fair value of plan assets.

	Year Ended December 31,
	2005	2004
Pension Plans with PBO and ABO in Excess of Plan Assets :
Projected benefit obligation	$2,435	$2,201
Accumulated benefit obligation	2,271	2,062
Plan assets	1,967	1,971

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to the Public Utility Regulatory Act (PURA) relating to pension and other postretirement benefits was enacted by the Texas Legislature. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings active and retired employees). The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval.

Asset Allocations — The weighted-average asset allocations of pension plans at December 31, 2005 and 2004, by asset category are as follows:

	Allocation of Plan Assets		Target Allocation Ranges	Expected Long-term Returns
Asset Type	2005	2004
US equity	49.9%	52.1%	40%-75%	9.5%
International equity	16.0%	14.5%	5%-20%	10.0%
Fixed income	29.4%	29.1%	15%-50%	6.8%
Real estate	4.7%	4.3%	0%-10%	8.0%

	100.0%	100.0%		8.75%

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

The fixed income assets are diversified by sector and security, are intermediate in duration, and maintain an average quality rating of at least “A” (as determined by a major ratings agency such as Moody’s). The allocation to fixed income assets also includes an allocation to income producing real estate through private, unlevered real estate investment trusts. The equity assets are diversified by size, style and location with a conservative bias toward value securities.

Contributions in 2006 — Estimated funding in 2006 is $3 million for the pension plan and $48 million for the other postretirement benefit plan.

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

	Year Ended December 31,
	2005	2004	2003
Assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.00% -6.50%	6.25%
Expected return on plan assets	8.67%	8.66%	8.01%

Components of Net Periodic Postretirement Benefit Costs:
Service cost	$13	$15	$18
Interest cost	56	60	63
Expected return on assets	(20)	(18)	(15)
Amortization of unrecognized net transition obligation	1	2	4
Amortization of unrecognized prior service cost/(credit)	(3)	(2)	1
Amortization of net loss	24	25	29
Recognized curtailment gain	—	(2)	—

Net postretirement benefit cost	$71	$80	$100

Assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00% -6.50%	6.25%

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$987	$1,002
Service cost	13	15
Interest cost	56	60
Participant contributions	16	11
Actuarial loss	62	31
Benefits paid	(69)	(70)
Curtailments	—	(62)

Benefit obligation at end of year	$1,065	$987

Change in Plan Assets:
Fair value of assets at beginning of year	$229	$206
Actual return on assets	12	27
Employer contributions	52	52
Participant contributions	14	9
Benefits paid	(62)	(65)

Fair value of assets at end of year	$245	$229

Funded Status:
Benefit obligation	$(1,065)	$(987)
Fair value of assets	245	229
Unrecognized net transition obligation	10	11
Unrecognized prior service credit	(14)	(16)
Unrecognized net loss	387	342

Accrued postretirement benefit cost	$(437)	$(421)

The following tables provide information regarding the assumed health care cost trend rates.

	Not Medicare Eligible		Medicare Eligible
	December 31,		December 31,
	2005	2004	2005	2004
Assumed Health Care Cost Trend Rates :
Health care cost trend rate assumed for next year	8%	10%	9%	11%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5%	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2010	2012	2011

	1-Percentage Point Increase	1-Percentage Point Decrease
Sensitivity Analysis of Assumed Health Care Cost Trend Rates :
Effect on accumulated other postretirement obligation	$128	$(106)
Effect on other postretirement benefits cost	9	(7)

TXU Corp.’s other postretirement benefit plan weighted average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Allocation of Plan Assets
Asset Type	2005	2004
US equity	57.3%	58.0%
International equity	7.7%	6.6%
Fixed income	32.8%	33.5%
Real estate	2.2%	1.9%

	100.0%	100.0%

Plan Type	Expected Long-term Returns
401(h) accounts	8.75%
Life Insurance VEBA	8.75%
Union VEBA	8.75%
Non-Union VEBA	4.50%
Insurance Continuation Reserve	6.25%

8.67%

Investment strategy and the basis used to determine the expected long-term return on assets for postretirement benefit plans is similar to that discussed above for the pension plans.

Information regarding net pension and other postretirement benefit costs recognized as expense follows:

	2005	2004	2003
Pension costs under SFAS 87	$46	$58	$45
Other postretirement benefit costs under SFAS 106	71	80	100

Total benefit costs	$117	$138	$145
Less amounts deferred principally as a regulatory asset or property	(58)	(27)	(26)

Net amounts recognized as expense	$59	$111	$119

Future Benefit Payments— Estimated future benefit payments to beneficiaries are as follows:

	2006	2007	2008	2009	2010	2011-15
Pension benefits	$103	$108	$112	$118	$124	$732
Other postretirement benefits	$59	$62	$64	$67	$70	$392

Medicare Act — The Medicare Prescription and Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FSP 106-2. The effect of the adoption of the Medicare Act was a reduction in TXU Corp.’s other postretirement benefit costs of approximately $25 million and $28 million in 2005 and 2004, respectively. TXU Corp. elected to immediately reflect the financial impact of the enacted Medicare Act in the accounting for other postretirement benefit costs, resulting in a $1.9 million reduction in expense in 2003 and a reduction in the accumulated postretirement benefit obligation of $142 million in accordance with FSP 106-1, subsequently superseded by FSP 106-2.

13.	INVESTMENTS

The following information is a summary of the investment balance as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Nuclear decommissioning trust	$389	$361
Land	35	84
Assets related to employee benefit plans	178	155
Note receivable from Capgemini	25	25
Investment in Capgemini	3	3
Other notes receivable	1	11
Miscellaneous other	12	25

Total investments	$643	$664

Capgemini Agreement — In May 2004, TXU Corp. entered into a services agreement with Capgemini to outsource certain support activities. As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of computer software. TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

TXU Corp. recorded the fair value of the put option, estimated to be $177 million, as a noncurrent asset. Of this amount, $169 million was recorded as a reduction to the carrying value of the licensed software, and the balance, which represents the fair value of the assumed cash distributions and gains while holding the partnership interest, was recorded as a noncurrent deferred credit. This accounting is in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

In July 2004, TXU Corp. loaned Capgemini $25 million for working capital purposes pursuant to a promissory note that bears interest at an annual rate of 4% and matures in July 2019.

Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as payments under the put option.

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value. Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a delivery fee charge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding adjustment to a regulatory asset/liability. A summary of investments in the fund as of December 31, 2005 and 2004 follows:

	December 31, 2005
	Cost (a)	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$151	$5	$(1)	$155
Equity securities	156	90	(12)	234

Total	$307	$95	$(13)	$389

	December 31, 2004
	Cost (a)	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$142	$7	$(1)	$148
Equity securities	143	82	(12)	213

Total	$285	$89	$(13)	$361

(a)	Includes realized gains and losses of securities sold.

Debt securities held at December 31, 2005 mature as follows: $68 million in one to five years, $35 million in five to ten years and $52 million after ten years.

Assets Related to Deferred Compensation Plans — The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. TXU Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2005 and 2004, the face amount of these policies was $521 million and $504 million, and the net cash surrender values were $151 million and $134 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

14.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of TXU Corp.’s significant nonderivative financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On balance sheet assets (liabilities):
Long-term debt (including current maturities) (a) (b)	$(12,479)	$(12,891)	$(12,632)	$(13,330)
LESOP note receivable (see Note 8)	$220	$259	$229	$286

Off balance sheet assets (liabilities):
Financial guarantees	$—	$(8)	$—	$(7)
Accelerated share repurchase agreement (See Note 8)	$—	$—	$—	$13

(a)	Excludes capital leases.

(b)	Includes stock purchase contracts related to equity-linked debt.

See Note 1 for discussion of accounting for financial instruments that are derivatives.

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

15.	CASH FLOW HEDGES UNDER SFAS 133

TXU Corp. experienced net cash flow hedge ineffectiveness related to positions held at the end of the period of $31 million of losses in 2005, $21 million of losses in 2004 and $6 million of gains in 2003. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $27 million in net losses in 2005, $19 million in net losses in 2004 and $36 million in net gains in 2003.

TXU Corp. has no hedging positions against exposure to the variability of future cash flows from energy-related transactions that extend more than five years.

Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or become probable of not occurring. No amounts were reclassified into earnings in 2005, 2004 or 2003 as a result of the discontinuance of cash flow hedges because it was probable that a hedged forecasted transaction would not occur.

Cash flow hedge amounts reported in other comprehensive income exclude net losses and gains associated with cash flow hedges entered into and settled within the year. These totaled $53 million in net losses in 2005, $1 million in net gains in 2004 and $116 million in net losses in 2003.

TXU Corp. expects that $15 million of after-tax net gains accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. These net gains relate to cash flow hedges and will be reclassified from accumulated other comprehensive income as the related hedged transactions are settled. Of this amount, $23 million of gains relate to commodity hedges and $8 million of losses relate to financing-related hedges. The following table summarizes balances currently recognized in accumulated other comprehensive loss:

	Accumulated Other Comprehensive Loss at December 31, 2005
	Commodity- related	Interest- related	Total
Dedesignated hedges (amounts fixed)	$24	$65	$89
Hedges subject to market price fluctuations	53	—	53

Total	$77	$65	$142

16.	TEXAS ELECTRIC INDUSTRY RESTRUCTURING

Restructuring Legislation

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Commission.

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to such classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007.

Under amended Commission rules, effective in April 2003, affiliated REPs of electricity delivery utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. The fuel factor adjustment mechanism is intended to encourage full and fair competition among REPs. With fuel factor adjustments, the price-to-beat rate is not expected to be below the market rate, and this mechanism allows for new competitors to enter the marketplace and effectively compete for retail customers.

•	TXU Energy Holdings implemented two price-to-beat rate increases in 2003 and 2004. Price-to-beat rate increases (expressed as a percent adjustment in the average monthly residential bill) implemented in March and August of 2003 were 12% and 4%, respectively, and in May and August of 2004 were 3% and 6%, respectively.

•	TXU Energy Holdings also implemented two price-to-beat rate increases in 2005. The first, implemented in May, raised the average monthly residential bill by 10%. The second increase, approved on October 28, reflected the voluntary discount agreed to by TXU Energy Holdings and raised the average monthly residential bill by 12% for the remainder of 2005. On January 1, 2006, the voluntary discount expired, raising the average monthly residential bill by an additional 12%.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by nonaffiliated REPs. These auctions have resulted in TXU Energy Holdings selling power at prices below wholesale market prices. In October 2005, TXU Energy Holdings filed a petition with the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. In December 2005, the Commission ruled in a preliminary order that the methodology for determining the 40% threshold proposed by TXU Energy Holdings was correct. This matter has been referred to the State Office of Administrative Hearings (SOAH) to validate TXU Energy Holdings’ threshold calculation. ERCOT staff has validated TXU Energy Holdings’ calculation and the SOAH administrative law judge has recommended that the Commission grant TXU Power’s petition, but final Commission action has not yet occurred. TXU Energy Holdings expects a decision from the Commission in early 2006.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery (on behalf of TXU Energy Holdings) as an electricity distribution fee surcharge over the life of the plant.

Regulatory Settlement Plan

On December 31, 2001, TXU Corp. filed a Settlement Plan with the Commission. It resolved all major pending issues related to TXU Corp.’s transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments. The Settlement Plan became final and nonappealable in January 2003.

Major elements of the Settlement Plan included:

Stranded Costs and Fuel Cost Recovery — Under the Settlement Plan, TXU Corp.’s stranded costs, not including regulatory assets, are fixed at zero. TXU Corp. also agreed to not seek recovery of its unrecovered fuel costs which existed at December 31, 2001 and to not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

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

Regulatory Asset Securitization — TXU Corp. received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit — In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of electricity delivery utilities to actively compete for customers outside their historical service territories. A retail clawback liability arose unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory was supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability was equal to the number of such customers retained by TXU Energy Holdings as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which was funded by TXU Energy Holdings, was applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period beginning January 1, 2004. In 2002, TXU Energy Holdings recorded a charge to fuel, purchased power and delivery fees of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy Holdings reduced the accrual by $12 million ($8 million after-tax), to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. In 2004, TXU Energy Holdings further reduced the estimated liability by $12 million ($8 million after-tax) to reflect revised estimates of customer counts. There is no remaining liability as of December 31, 2005.

17.	SEGMENT INFORMATION

TXU Corp.’s operations are aligned into two reportable segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

TXU Energy Holdings – consists of electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities, largely in Texas.

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

	TXU Energy Holdings	TXU Electric Delivery	Corp. and Other	Eliminations	Consolidated
Operating Revenues
2005	$9,327	$2,394	$30	$(1,314)	$10,437
2004	8,495	2,226	31	(1,444)	9,308
2003	7,986	2,087	16	(1,489)	8,600
Regulated Revenues – Included in Operating Revenues
2005	—	2,394	—	(1,278)	1,116
2004	—	2,226	—	(1,420)	806
2003	—	2,087	—	(1,488)	599
Affiliated Revenues – Included in Operating Revenues
2005	9	1,278	27	(1,314)	—
2004	3	1,420	21	(1,444)	—
2003	(4)	1,488	5	(1,489)	—
Depreciation and Amortization
2005	313	446	17	—	776
2004	350	389	21	—	760
2003	407	297	20	—	724
Equity in Earnings (Losses) of Unconsolidated Subsidiaries
2005	(7)	(3)	(1)	11	—
2004	(5)	(2)	1	7	1
2003	(1)	—	(16)	—	(17)
Interest Income
2005	70	59	99	(180)	48
2004	31	56	77	(136)	28
2003	8	52	38	(62)	36
Interest Expense and Related Charges
2005	393	269	320	(180)	802
2004	353	280	198	(136)	695
2003	323	300	223	(62)	784
Income Tax Expense (Benefit)
2005	687	174	(229)	—	632
2004	162	116	(236)	—	42
2003	231	126	(105)	—	252
Income from Continuing Operations Before Extraordinary Items and Cumulative Effect of Changes in Accounting Principles
2005	1,430	351	(6)	—	1,775
2004	408	255	(582)	—	81
2003	497	258	(189)	—	566
Investment in Equity Investees
2005	—	—	—	—	—
2004	—	—	1	—	1
2003	1	—	1	—	2
Total Assets (a)
2005	17,806	9,911	1,838	(4,016)	25,539
2004	14,473	9,493	1,860	(2,637)	23,189
2003	14,148	9,316	9,508	(1,688)	31,284

	TXU Energy Holdings	TXU Electric Delivery	Corp. and Other	Eliminations	Consolidated
Capital Expenditures
2005	309	733	5	—	1,047
2004	281	600	31	—	912
2003	163	543	15	—	721

(a)	Assets by segment exclude investments in affiliates.

18.	OTHER INCOME AND DEDUCTIONS

Other Income and Deductions —

	Year Ended December 31,
	2005	2004	2003
Other income:
Net gain on sale of properties and businesses	$82	$134	$45
Insurance recovery of litigation settlement	35	—	—
Insurance recovery on damage claim	8	—	—
Gain on sale of investment	7	—	—
Power sale agreement termination fee	4	—	—
Sales tax refunds	4	—	—
Equity portion of allowance for funds used during construction	3	4	4
Other	8	10	9

Total other income	$151	$148	$58

Other deductions:
Asset writedown and lease termination charges (credit)	$(16)	$376	$—
Equity losses of unconsolidated subsidiaries	—	—	17
Debt extinguishment losses (a)	—	416	4
Litigation settlements	7	84	—
Employee severance charges	1	132	—
Power purchase contract termination charge	—	101	—
Cities rate settlement	1	21	—
Capgemini outsourcing transition costs	14	14	—
Transaction-related fees	—	5	—
Expenses related to canceled construction projects	—	6	6
Premium on redemption of preferred stock	—	—	3
Pension and other postretirement costs related to discontinued business	15	—	—
Charge related to coal contract counterparty nonperformance	12	—	—
Other	11	17	12

Total other deductions	$45	$1,172	$42

(a)	Of the 2004 amount of $416 million, $8 million represents cost associated with the settlement of equity-linked securities litigation.

19.	SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Year Ended December 31,
	2005	2004	2003
Operating revenues
Regulated	$2,394	$2,226	$2,087
Unregulated	9,357	8,526	8,002
Intercompany sales eliminations – regulated	(1,278)	(1,420)	(1,488)
Intercompany sales eliminations – unregulated	(36)	(24)	(1)

Total operating revenues	10,437	9,308	8,600

Costs and operating expenses
Fuel, purchased power and delivery fees – unregulated (a)	4,036	3,847	3,640
Operating costs – regulated	758	730	709
Operating costs – unregulated	667	699	680
Depreciation and amortization – regulated	446	389	297
Depreciation and amortization – unregulated	330	371	427
Selling, general and administrative expenses – regulated	198	219	207
Selling, general and administrative expenses – unregulated	583	872	700
Franchise and revenue-based taxes – regulated	247	248	250
Franchise and revenue-based taxes – unregulated	117	119	140
Other income	(151)	(148)	(58)
Other deductions	45	1,172	42
Interest income	(48)	(28)	(36)
Interest expense and other charges	802	695	784

Total costs and expenses	8,030	9,185	7,782

Income from continuing operations before income taxes, extraordinary gain (loss) and cumulative effect of changes in accounting principles	$2,407	$123	$818

(a)	Includes unregulated cost of fuel consumed of $968 million in 2005, $971 million in 2004 and $1,465 million in 2003, respectively. The balance represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 16.

Severance Liability Related to Restructuring Activities—

	TXU Energy Holdings	TXU Electric Delivery	Corp. & Other	Total
Liability for severance costs as of January 1, 2005	$42	$12	$1	$55
Additions to liability	4	—	1	5
Payments charged against liability	(22)	(8)	(2)	(32)
Other adjustments to the liability	(6)	—	—	(6)

Liability for severance costs as of December 31, 2005	$18	$4	$—	$22

The above table excludes severance capitalized as a regulatory asset or included in discontinued operations.

Interest Expense and Related Charges —

	Year Ended December 31,
	2005	2004	2003
Interest	$798	$637	$694
Distributions on exchangeable preferred membership interests of TXU Energy Holdings (a)	—	22	34
Interest on long-term debt held by subsidiary trust	—	19	31
Preferred stock dividends of subsidiaries	3	2	6
Amortization of debt discounts, premiums and issuance cost	18	27	31
Capitalized interest including debt portion of allowance for borrowed funds used during construction	(17)	(12)	(12)

Total interest expense and related charges	$802	$695	$784

(a)	Included in interest for the period ended December 31, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003. In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ preferred membership interests, and subsequent to this purchase, TXU Energy Holdings paid distributions on the preferred membership interests to TXU Corp.

Regulatory Assets and Liabilities —

	December 31,
	2005	2004
Regulatory Assets
Generation-related regulatory assets securitized by transition bonds	$1,461	$1,607
Securities reacquisition costs	119	125
Recoverable deferred income taxes — net	107	109
Storm-related costs	110	91
Employee retirement costs	89	—
Nuclear decommissioning cost under-recovery	8	30
Other regulatory assets	33	32

Total regulatory assets	1,927	1,994

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes	71	79
Over-collection of securitization (transition) bond revenues	28	23
Other regulatory liabilities	2	1

Total regulatory liabilities	101	103

Net regulatory assets	$1,826	$1,891

Included in net regulatory assets are assets of $121 million at both December 31, 2005 and 2004 that have been reviewed and approved by the Commission and are earning a return. These assets have a remaining recovery period of 12 to 46 years. The regulatory assets subject to securitization have a remaining recovery period of 11 years.

Restricted Cash —

	Balance Sheet Classification
	At December 31, 2005		At December 31, 2004
	Current Assets	Investment	Current Assets	Investment
Customer collections related to securitization bonds used only to service debt and pay expenses	$46	$—	$43	$—
Payment of fees associated with securitization (transition) bonds	—	10	—	10
Reserve for shortfalls of transition bond charges	—	3	—	3
Collateral for surety bonds	—	3	—	4
Collateral for letters of credit	—	—	—	15
Settlement of forward hedge positions related to a contract termination	3	—	—	—
Demolition and relocation work to be performed by TXU Corp. related to the sale of land	5	—	6	15

Total	$54	$16	$49	$47

Accounts Receivable — At December 31, 2005 and December 31, 2004 accounts receivable of $1.3 billion included $494 million and $422 million of unbilled revenues, respectively.

Allowance for Uncollectible Accounts —

	2005	2004	2003
Allowance for uncollectible accounts as of January 1	$16	$54	$48
Increase for bad debt expense	56	90	119
Decrease for account write-offs	(53)	(121)	(126)
Changes related to receivables sold	17	(7)	13

Allowance for uncollectible accounts as of December 31	$36	$16	$54

Allowances related to receivables sold are reported in current liabilities and totaled $30 million and $47 million at December 31, 2005 and 2004, respectively.

Commodity Contracts — Current and noncurrent commodity contract assets totaling $1.9 billion at December 31, 2005 and $861 million at December 31, 2004 are stated net of applicable credit (collection) and performance reserves totaling $12 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Inventories by Major Category —

	December 31,
	2005	2004
Materials and supplies	$163	$148
Environmental energy credits and emission allowances	21	21
Fuel stock	81	79
Gas stored underground	99	72

Total inventories	$364	$320

Property, Plant and Equipment —

	December 31,
	2005	2004
TXU Energy Holdings:
Generation	$15,887	$15,687
Nuclear fuel (net of accumulated amortization of $1,058 and $998)	115	118
Other assets	389	395
TXU Electric Delivery:
Transmission	2,829	2,544
Distribution	7,384	6,945
Other assets	401	371
Corporate and Other	465	406

Total	27,470	26,466
Less accumulated depreciation	10,804	10,228

Net of accumulated depreciation	16,666	16,238
Construction work in progress	526	438

Property, plant and equipment — net	$17,192	$16,676

Consolidated depreciation expense as a percent of average depreciable property approximated 2.3% for 2005 and 2004 and 2.5% for 2003.

Assets related to capitalized leases included above totaled $100 million at December 31, 2005 and $8 million at December 31, 2004, net of accumulated depreciation.

The following table summarizes the changes to the asset retirement liability during 2005:

Asset retirement liability at December 31, 2004	$631
Additions:
Accretion	33
Asbestos removal and disposal costs (a)	17
Incremental mining reclamation costs	40
Reductions:
Reclamation payments	(27)
Net change in nuclear decommissioning liability (b)	(136)

Asset retirement liability at December 31, 2005	$558

(a)	Implementation of FIN 47. See Note 3.

(b)	Impact of revised decommissioning study, which included reduced cost escalation factors.

Accounting under SFAS 143 has no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

Intangible Assets

	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$386	$314	$72	$364	$294	$70
Land easements	178	63	115	173	61	112
Mineral rights and other	31	24	7	31	23	8

Total	$595	$401	$194	$568	$378	$190

Aggregate amortization expense for intangible assets for the years ended December 31, 2005, 2004 and 2003 totaled $23 million, $46 million and $69 million, respectively. At December 31, 2005, the weighted average useful lives of capitalized software, land easements, and mineral rights and other assets were 5 years, 69 years and 40 years, respectively. Estimated amounts of amortization expense for the next five years are as follows:

Year
2006	$24
2007	21
2008	18
2009	10
2010	2

Goodwill (net of accumulated amortization) for the year ended December 31, 2005 was $542 million with $517 million at TXU Energy Holdings and $25 million at TXU Electric Delivery.

TXU Corp. evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

Supplemental Cash Flow Information —

	Year Ended December 31,
	2005	2004	2003
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)	$774	$695	$720
Income taxes	$62	$7	$(597)
Cash payments (receipts) related to discontinued operations:
Interest (net of amounts capitalized)	$—	$106	$164
Income taxes	$30	$69	$—
Noncash investing and financing activities:
Generation plant rail spur capital lease	$95	$—	$—
Consolidation of lease trust:
Increase in assets	$35	$—	$—
Increase in debt	$96	$—	$—

See Note 3 for the effects of adopting FIN 47 and SFAS 143, which were noncash in nature.

Quarterly Information (unaudited) — Results of operations by quarter are summarized below.

In the opinion of TXU Corp., all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005:
Operating revenues	$2,040	$2,486	$3,191	$2,720
Income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	405	383	571	414
Preference stock dividends	5	4	—	—

Net income available to common stock from continuing operations	400	379	571	414
Income (loss) from discontinued operations, net of tax effect	16	(4)	(6)	—
Extraordinary loss, net of tax effect	—	—	—	(50)
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	(8)

Net income available for common stock	$416	$375	$565	$356

Basic per share of common stock:
Income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$0.86	$0.81	$1.19	$0.87
Preference stock dividends	(0.01)	(0.01)	—	—

Net income available to common stock from continuing operations	0.85	0.80	1.19	0.87
Income (loss) from discontinued operations, net of tax effect	0.03	(0.01)	(0.01)	—
Extraordinary loss, net of tax effect	—	—	—	(0.10)
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	(0.02)

Net income available for common stock	$0.88	$0.79	$1.18	$0.75

Diluted per share of common stock:
Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	$(0.12)	$0.72	$1.17	$0.86
Preference stock dividends	(0.01)	(0.01)	—	—

Net income (loss) available to common stock from continuing operations	(0.13)	0.71	1.17	0.86
Income (loss) from discontinued operations, net of tax effect	0.03	(0.01)	(0.01)	—
Extraordinary loss, net of tax effect	—	—	—	(0.10)
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	(0.02)

Net income (loss) available for common stock	$(0.10)	$0.70	$1.16	$0.74

In the fourth quarter of 2005, TXU Corp. recorded an extraordinary loss of $50 million (net of tax benefit of $28 million) related to the consolidation of a lease trust in December 2005. TXU Corp. also recorded a $12 million (net of tax of $8 million) cumulative effect of a change in accounting principle related to the adoption of FIN 47. The 2005 diluted per share results reflected the unfavorable impact associated with the accelerated share repurchase program, which was settled in May 2005. See Notes 1, 3 and 5.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004:
Operating revenues	$2,132	$2,303	$2,743	$2,130
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	128	(90)	383	(341)
Exchangeable preferred membership interest buyback premium	—	849	—	—
Preference stock dividends	5	5	5	6

Net income (loss) available to common stock from continuing operations	123	(944)	378	(347)
Income (loss) from discontinued operations, net of tax effect	50	330	287	(288)
Extraordinary gain, net of tax effect	—	16	—	—
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	10

Net income (loss) available for common stock	$173	$(598)	$665	$(625)

Basic per share of common stock:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	$0.20	$(0.13)	$0.65	$(0.64)
Exchangeable preferred membership interest buyback premium	—	(1.33)	—	—
Preference stock dividends	(0.01)	(0.01)	(0.01)	(0.01)

Net income (loss) available to common stock from continuing operations	0.19	(1.47)	0.64	(0.65)
Income (loss) from discontinued operations, net of tax effect	0.08	0.51	0.49	(0.53)
Extraordinary gain, net of tax effect	—	0.03	—	—
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.02

Net income (loss) available for common stock	$0.27	$(0.93)	$1.13	$(1.16)

Diluted per share of common stock:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of change in accounting principle	$0.19	$(0.13)	$0.19	$(0.64)
Exchangeable preferred membership interest buyback premium	—	(1.33)	—	—
Preference stock dividends	(0.01)	(0.01)	(0.01)	(0.01)

Net income (loss) available to common stock from continuing operations	0.18	(1.47)	0.18	(0.65)
Income (loss) from discontinued operations, net of tax effect	0.07	0.51	0.49	(0.53)
Extraordinary gain, net of tax effect	—	0.03	—	—
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.02

Net income (loss) available for common stock	$0.25	$(0.93)	$0.67	$(1.16)

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

TXU CORP. Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2005

APPENDIX B

Exhibits	Previously Filed* With File Number	As Exhibit

2	Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—	Master Separation Agreement by and among TXU Electric Delivery Company, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings Company, dated as of December 14, 2001.

3(i)	Articles of Incorporation.

3(a)	333-37652 Form S-3 (filed May 23, 2000)	4(a)	—	Amended and Restated Articles of Incorporation of TXU Corp., dated May 25, 1999, as amended on June 14, 1999, and May 15, 2000.

3(ii)	By-laws.

3(b)	1-12833 Form 8-K (filed July 28, 2005)	3.1	—	Restated Bylaws of TXU Corp., effective July 27, 2005.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**

TXU Corp.

4(a)	1-12833 Form 10-K (1997) (filed March 27, 1998)	4(ff)	—	Indenture, dated as of January 1, 1998, relating to TXU Corp.’s 6.375% Series C Exchange Notes.

4(b)	1-12833 Form 10-K (1997) (filed March 27, 1998)	4(hh)	—	Officer’s Certificate establishing the terms of TXU Corp.’s Series C Exchange Notes.

4(c)	1-12833 Form 10-Q (Quarter ended June 30, 2001) (filed August 10, 2001)	4(b)	—	Indenture (For Unsecured Debt Securities Series J), dated as of June 1, 2001, between TXU Corp. and The Bank of New York, as Trustee.

4(d)	1-12833 Form 10-Q (Quarter ended June 30, 2001) (filed August 10, 2001)	4(c)	—	Officer’s Certificate dated June 15, 2001, establishing the terms of TXU Corp.’s 6.375% Series J Senior Notes due June 15, 2006.

4(e)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(a)	—	Indenture (For Unsecured Debt Securities Series M), dated as of June 1, 2002, between TXU Corp. and The Bank of New York.

4(f)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(b)	—	Officers’ Certificate, dated June 5, 2002, establishing the terms of TXU Corp.’s Series M Senior Notes.

Exhibits	Previously Filed* With File Number	As Exhibit

4(g)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(c)	—	Purchase Contract Agreement, dated as of June 1, 2002, between TXU Corp. and The Bank of New York, as Purchase Contract Agent and Trustee with respect to TXU Corp.’s issuance of Equity Units.

4(h)	1-12833 Form 10-Q (Quarter ended June 30, 2002) (filed August 14, 2002)	4(d)	—	Pledge Agreement, dated as of June 1, 2002, among TXU Corp., JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent, with respect to Equity Units.

4(i)	333-110125 Form S-3 (filed October 31, 2003)	4(g)	—	Indenture (For Unsecured Debt Securities Series N), dated as of July 1, 2003, between TXU Corp. and The Bank of New York, as trustee.

4(j)	333-110125 Form S-3 (filed October 31, 2003)	4(h)	—	Officer’s Certificate, dated July 15, 2003, establishing the terms of the Floating Rate Convertible Senior Notes due 2033.

4(k)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(o)	—	Indenture (For Unsecured Debt Securities Series O), dated as of November 1, 2004, between TXU Corp. and The Bank of New York. TXU Corp.’s Indentures for its Series P, Q and R Senior Notes are not being filed as they are substantially similar to this Indenture.

4(l)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(p)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 4.80% Series O Senior Notes due November 15, 2009.

4(m)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(q)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 5.55% Series P Senior Notes due November 15, 2014.

4(n)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(r)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.50% Series Q Senior Notes due November 15, 2024.

4(o)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(s)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.55% Series R Senior Notes due November 15, 2034.

TXU Electric Delivery Company

4(p)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(q)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York.

4(r)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Secured Notes due 2032.

Exhibits	Previously Filed* With File Number	As Exhibit

4(s)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.

4(t)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(u)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.

TXU Energy Company LLC

4(v)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.

4(w)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.

(10)	Material Contracts.

Management Contracts.

10(a)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(j)	—	Employment Agreement, dated February 21, 2004, by and between C. John Wilder and TXU Corp.

10(b)	1-12833 Form 8-K (filed June 24, 2005	10.1	—	First Amendment, dated June 21, 2005, to the Employment Agreement, dated February 21, 2004, between C. John Wilder and TXU Corp.

10(c)			—	Summary of Employment Arrangement between T.L. Baker and TXU Corp.

10(d)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(f)	—	Employment Agreement, dated July 1, 2000, by and between Mike Greene and TXU Corp.

10(e)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(g)	—	Amendment to Employment Agreement, dated May 11, 2001, by and between Mike Greene and TXU Corp.

10(f)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(h)	—	Amendment to Employment Agreement, dated February 28, 2003, by and between Mike Greene and TXU Corp.

10(g)	1-12833 Form 8-K (filed May 23, 2005)	10(m)	—	Summary of Employment Arrangement between Eric H. Peterson and TXU Corp.

Exhibits	Previously Filed* With File Number	As Exhibit

10(h)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(j)	—	Employment Agreement dated September 1, 1998, by and between Kirk Oliver and TXU Business Services Company (as successor in interest to Texas Utilities Services Inc.).

10(i)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(k)	—	Amendment to Employment Agreement dated March 28, 2003, by and between Kirk Oliver and TXU Business Services Company.

10(j)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(l)	—	Employment Agreement, dated May 14, 2004, by and between David Campbell and TXU Corp.

10(k)	1-12833 Form 8-K (filed August 18, 2005)	10.2	—	Employment Agreement, dated October 11, 2004, by and between TXU Energy Company LLC and James Burke.

10(l)	1-12833 Form 8-K (filed August 18, 2005)	10.3	—	Employment Agreement, dated March 5, 2003, by and between TXU Gas Company (now known as TXU Gas Company LP) and Mike McCall, as assigned by TXU Gas Company LP to TXU Energy Company LLC on August 16, 2005.

10(m)	1-12833 Form 8-K (filed February 22, 2006)	10.6	—	Determination of the Organization and Compensation Committee of the Board of Directors of TXU Corp., dated February 15, 2006

	Benefit Plans.

10(n)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(n)	—	TXU Corp. Director Compensation Arrangements.

10(o)	1-12833 Form 8-K (filed February 22, 2006)	10.3	—	TXU Deferred Compensation Plan for Outside Directors, as amended and restated, dated February 16, 2006.

10(p)	1-12833 Form 8-K (filed February 22, 2006)	10.2	—	TXU Deferred and Incentive Compensation Plan, as amended and restated, dated February 16, 2006.

10(q)			—	TXU Executive Annual Incentive Plan, as amended and restated, effective as of February 16, 2006.

10(r)			—	TXU Corp. 2005 Omnibus Incentive Plan, as amended and restated, effective as of February 16, 2006.

10(s)	1-12833 Form 8-K (filed February 22, 2006)	10.1	—	TXU Salary Deferral Program, as amended and restated, dated February 16, 2006.

10(t)	1-12833 Form 8-K (filed February 22, 2006)	10.4	—	TXU Deferred Compensation Plan for Directors of Subsidiaries, as amended and restated, dated February 16, 2006.

10(u)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(e)	—	TXU Long-Term Incentive Compensation Plan, as amended and restated, effective May 10, 2002 (“LTICP”).

Exhibits	Previously Filed* With File Number	As Exhibit

10(v)	1-12833 Form 8-K (filed January 6, 2005)	10.1.1	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and LTICP Participant (“Unit Award Agreement”).

10(w)	1-12833 Form 8-K (filed January 6, 2005)	10.1.2	—	Form of Amendment to Unit Award Agreement, dated December 31, 2004, by and between TXU Corp. and LTICP Participant.

10(x)	1-12833 Form 8-K (filed January 6, 2005)	10.1.3	—	Form of Addendum to Unit Award Agreement, by and between TXU Corp. and LTICP Participant.

10(y)	1-12833 Form 8-K (filed January 6, 2005)	10.2	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Performance-Based).

10(z)	1-12833 Form 8-K (filed January 6, 2005)	10.3	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Chairman Agreement).

10(aa)	1-12833 Form 8-K (filed January 6, 2005)	10.4	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Time-Based).

10(bb)	1-12833 Form 8-K (filed May 23, 2005)	10.1	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and LTICP Participant.

10(cc)	1-12833 Form 8-K (filed May 23, 2005)	10.2	—	Form of Performance Unit Award Agreement (Unit II Award), by and between TXU Corp. and LTICP Participant.

10(dd)	1-12833 Form 8-K (filed May 23, 2005)	10.4	—	Performance Unit Award Agreement, by and between TXU Corp. and C. John Wilder.

10(ee)	1-12833 Form 8-K (filed May 23, 2005)	10.7	—	TXU Corp. 2005 Executive Severance Plan.

10(ff)	1-12833 Form 8-K (filed May 23, 2005)	10.6	—	TXU Corp. Executive Change in Control Policy.

10(gg)			—	TXU Split Dollar Life Insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.

10(hh)	1-12833 Form 8-K (filed February 22, 2006)	10.5	—	TXU Second Supplemental Retirement Plan, as amended and restated, dated February 16, 2006.

	Credit Agreements.

10(ii)	1-12833 Form 8-K (filed April 1, 2005)	10(a)	—	$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Energy Company LLC and TXU Electric Delivery Company and JPMorgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America N.A., Calyon New York Branch and certain other lenders party thereto.

Exhibits	Previously Filed* With File Number	As Exhibit

10(jj)	1-12833 Form 10-Q (filed November 5, 2004)	10(c)	—	$500 million Credit Agreement, dated as of November 4, 2004, between TXU Energy Company LLC and Wachovia Bank, National Association.

10(kk)	1-2833 Form 8-K (filed August 18, 2005)	10.1	—	$1.0 billion Revolving Credit Agreement, dated August 12, 2005, by and among TXU Electric Delivery Company, TXU Energy Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank AG New York Branch and Wachovia Bank, National Association and certain other lenders party thereto.

Other Material Contracts.

10(ll)	1-12833 Form 10-Q (filed August 6, 2004)	10(i)	—	Share Sale Agreement, dated April 23, 2004, by and among TXU Corp., SP Energy Pty. Ltd. and Singapore Power.

10(mm)	1-12833 Form 10-Q (filed August 6, 2004)	10(j)	—	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P., dated April 25, 2004.

10(nn)	1-12833 Form 10-Q (filed August 6, 2004)	10(k)	—	Agreement and Plan of Merger by and between TXU Gas Company and Atmos Energy Corporation, dated June 17, 2004.

10(oo)	1-12833 Form 10-Q (filed November 5, 2004)	10(a)	—	Guaranty, dated October 1, 2004, from TXU Corp. to Atmos Energy Corporation.

10(pp)	1-12833 Form 10-Q (filed August 6, 2004)	10(l)	—	Master Framework Agreement, dated May 17, 2004, by and between TXU Electric Delivery Company and CapGemini Energy LP.

10(qq)	1-12833 Form 10-Q (filed August 6, 2004)	10(m)	—	Master Framework Agreement, dated May 17, 2004, by and between TXU Energy Company LLC and CapGemini Energy LP.

10(rr)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.

Exhibits	Previously Filed* With File Number	As Exhibit

10(ss)			—	Extension and Modification of Settlement Agreement executed on January 27, 2006, by and among TXU Electric Delivery Company and Steering Committee of cities served by TXU Electric Delivery Company, on behalf of the cities listed therein.

10(tt)			—	Agreement to Resolve Outstanding Franchise Issues executed on January 27, 2006, by and among TXU Electric Delivery Company and Steering Committee of cities served by TXU Electric Delivery Company, on behalf of the cities listed therein.

10(uu)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(qq)	—	Lease Agreement, dated as of February 14, 2002, between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property).

10(vv)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(rr)	—	Guaranty Agreement, dated February 14, 2002, by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(ww)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(ss)	—	Additional Guaranty Agreement, dated November 19, 2002, by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(xx)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(xx)	—	Settlement Agreement, dated January 27, 2005, between TXU Corp. and certain other parties thereto regarding the settlement of certain claims related to TXU Europe.

10(yy)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(yy)	—	Memorandum of Understanding, dated January 20, 2005, regarding the settlement of certain shareholder claims made against TXU Corp.

(12)	Statement Regarding Computation of Ratios.

12			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

(21)	Subsidiaries of the Registrant.

21			—	Subsidiaries of TXU Corp.

(23)	Consents of Experts.

23(a)			—	Consent of Deloitte & Touche LLP, Independent Auditors for TXU Corp.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed* With File Number	As Exhibit

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	Post-Effective Amendment No. 1 to 33-55408 Form S-3 (filed July, 1993)	99(b)	—	Agreement dated as of January 30, 1990, between TU Electric and Tex-La Electric Cooperative of Texas, Inc.

*	Incorporated herein by reference.

**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the SEC, to furnish a copy of any such omitted instrument.