Form 10-Q
period 2006-03-31
TXU CORP /TX/
filed 2006-05-05
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock outstanding at May 2, 2006: 456,735,660 shares, without par value.

TXU Corp. files periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K which are generally made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. To the extent any of those reports are not posted on the TXU Corp. website, TXU Corp. will provide copies of such reports upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2005 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp.

Commission	Public Utility Commission of Texas

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 46R	FIN No. 46R (Revised 2003), “Consolidation of Variable Interest Entities”

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kWh	kilowatt-hours

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier (generally gas plants) in generating electricity and is calculated by dividing the wholesale market price of power by the market price of natural gas.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

ii

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met

TCEQ	Texas Commission on Environmental Quality

TXU Australia	refers to TXU Australia Group Pty Ltd, a former subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars, except per share amounts)
Operating revenues	$2,304	$2,058

Costs and expenses:
Fuel, purchased power costs and delivery fees	521	761
Operating costs	344	334
Depreciation and amortization	205	187
Selling, general and administrative expenses	192	181
Franchise and revenue-based taxes	86	85
Other income (Note 10)	(14)	(51)
Other deductions (Note 10)	(1)	5
Interest income	(9)	(19)
Interest expense and related charges (Note 11)	213	195

Total costs and expenses	1,537	1,678

Income from continuing operations before income taxes	767	380

Income tax expense (benefit)	251	(26)

Income from continuing operations	516	406

Income from discontinued operations, net of tax effect (Note 2)	60	15

Net income	$576	$421

Preference stock dividends	—	5

Net income available to common shareholders	$576	$416

Average shares of common stock outstanding (millions):
Basic	464	476
Diluted	474	476

Per share of common stock - Basic:
Income from continuing operations	$1.11	$0.86
Preference stock dividends	—	(0.01)

Net income from continuing operations available for common stock	1.11	0.85
Income from discontinued operations, net of tax effect	0.13	0.03

Net income available for common stock	$1.24	$0.88

Per share of common stock – Diluted:
Income (loss) from continuing operations	$1.09	$(0.12)
Preference stock dividends	—	(0.01)

Net income (loss) from continuing operations available for common stock	1.09	(0.13)
Income from discontinued operations, net of tax effect	0.13	0.03

Net income (loss) available for common stock	$1.22	$(0.10)

Dividends declared	$0.41	$0.28

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)
Components related to continuing operations:

Income from continuing operations	$516	$406

Other comprehensive income (loss):

Minimum pension liability adjustments (net of tax benefit of $- and $9)	—	(16)

Cash flow hedges:
Net increase in fair value of derivatives held at end of period (net of tax expense of $60 and $8)	113	15
Derivative value net (gains)/losses related to hedged transactions settled during the period and reported in net income (net of tax expense of $- and benefit of $11)	(1)	20

Total effect of cash flow hedges	112	35

Comprehensive income from continuing operations	628	425

Comprehensive income from discontinued operations	60	15

Comprehensive income	$688	$440

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions of dollars)
Cash flows – operating activities:
Income from continuing operations	$516	$406
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	220	203
Deferred income taxes and investment tax credits – net	229	(49)
Net effect of unrealized mark-to-market valuations of commodity contracts	(5)	24
Charge (credit) related to impaired leases	2	(15)
Net gain from sale of assets	(12)	(13)
Change in regulatory-related liabilities	—	(20)
Litigation settlement insurance recovery	—	(35)
Charge (credit) related to coal contract counterparty claim	(12)	12
Stock-based compensation expense	3	10
Bad debt expense	12	11
Changes in operating assets and liabilities	93	(337)

Cash provided by operating activities	1,046	197

Cash flows – financing activities:
Issuances of securities:
Long-term debt	100	71
Common stock	1	2
Retirements/repurchases of securities:
Equity-linked debt	—	(25)
Long-term debt	(434)	(27)
Common stock	(507)	—
Change in notes payable:
Commercial paper	878	—
Banks	(395)	185
Cash dividends paid:
Common stock	(194)	(134)
Preference stock	—	(5)
Debt premium, discount, financing and reacquisition expenses	(10)	(23)

Cash provided by (used in) financing activities	(561)	44

Cash flows – investing activities:
Capital expenditures	(309)	(223)
Nuclear fuel	(14)	(26)
Proceeds from sale of assets	—	7
Purchase of lease trust	(69)	—
Proceeds from pollution control revenue bonds deposited with trustee	(99)	—
Proceeds from sales of nuclear decommissioning trust fund securities	44	41
Investments in nuclear decommissioning trust fund securities	(48)	(45)
Other	(9)	(2)

Cash used in investing activities	(504)	(248)

Discontinued operations:
Cash used in operating activities	(1)	(9)
Cash used in financing activities	—	—
Cash used in investing activities	—	—

Cash used in discontinued operations	(1)	(9)

Net change in cash and cash equivalents	(20)	(16)
Cash and cash equivalents – beginning balance	37	106

Cash and cash equivalents – ending balance	$17	$90

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$17	$37
Restricted cash	99	54
Accounts receivable — trade	817	1,328
Income taxes receivable	—	14
Inventories	369	364
Commodity contract assets	848	1,603
Cash flow hedge and other derivative assets	47	65
Accumulated deferred income taxes	450	717
Margin deposits related to commodity positions	25	247
Other current assets	151	129

Total current assets	2,823	4,558

Restricted cash	70	16
Investments	659	643
Property, plant and equipment — net	17,328	17,192
Goodwill	542	542
Regulatory assets — net	1,805	1,826
Commodity contract assets	242	338
Cash flow hedge and other derivative assets	57	75
Other noncurrent assets	357	349

Total assets	$23,883	$25,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable:
Commercial paper	$1,236	$358
Banks	45	440
Long-term debt due currently	850	1,250
Accounts payable — trade	762	1,026
Commodity contract liabilities	803	1,481
Cash flow hedge and other derivative liabilities	70	275
Margin deposits related to commodity positions	104	357
Other current liabilities	939	1,163

Total current liabilities	4,809	6,350

Accumulated deferred income taxes	3,726	3,697
Investment tax credits	379	384
Commodity contract liabilities	339	516
Cash flow hedge and other derivative liabilities	166	91
All other long-term debt, less amounts due currently	11,327	11,332
Other noncurrent liabilities and deferred credits	2,656	2,694

Total liabilities	23,402	25,064

Contingencies (Note 6)

Shareholders’ equity (Note 5):
Common stock without par value: Authorized shares: 1,000,000,000
Outstanding shares: 460,752,849 and 470,845,978	5	5
Additional paid-in capital	1,347	1,840
Retained deficit	(781)	(1,168)
Accumulated other comprehensive loss	(90)	(202)

Total shareholders’ equity	481	475

Total liabilities and shareholders’ equity	$23,883	$25,539

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

TXU Corp. has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 9 for further information concerning reportable business segments.)

Basis of Presentation — The condensed, consolidated financial statements of TXU Corp. have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2005 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain reclassifications have been made to conform prior period data to current period presentation. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2005 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Effective January 1, 2006, TXU Corp. completed a realignment of its wholesale energy operations. Under the realignment, management of wholesale purchases and sales of power for purposes of balancing power supply and demand has been segregated from the buying and selling of power for trading purposes. Previously, all wholesale power purchases and sales were managed in aggregate under a “portfolio management” structure, as the primary activity was energy balancing and all wholesale activity utilized (and continues to utilize) contracts for physical delivery. Financial derivative instruments, as are common in natural gas markets, are not as readily available in the Texas power market. The realignment reflects an expectation of a growing market for power trading in Texas. Under the previous structure, all purchases and sales scheduled with ERCOT for delivery were reported gross in the income statement, and “booked-out” sales and purchases (agreement with the counterparty to net settle before scheduling for delivery) were reported net. Under the new structure, those contracts that are now separately managed as a trading book and are scheduled for physical delivery are now reported net upon settlement in accordance with existing accounting rules (EITF 02-03). All transactions reported net, including booked-out contracts, are reported as a component of revenues. Gross revenues from power trading activities totaled approximately $350 million for the first quarter of 2006.

Also, TXU Corp. has reviewed its reporting of ERCOT power balancing transactions. These transactions represent wholesale purchases and sales of power for real-time balancing purposes as measured in 15-minute intervals. As is industry practice, these purchases and sales with ERCOT, as the balancing energy clearinghouse agent, are reported net. TXU Corp. has historically reported the net amount as a component of purchased power cost, as its retail load had exceeded baseload generation. The amount had consistently represented a net purchase of power prior to 2005. With changing market conditions and TXU Corp.’s declining retail sales load, the net balancing activity has more recently resulted in net sales of power. TXU Corp. believes that presentation of this activity as a component of revenues more appropriately reflects TXU Corp.’s market position. Accordingly, TXU Corp. has implemented a change effective with reporting for the first quarter of 2006 to report the net balancing transactions in revenues and has reclassified the prior year’s amount. The amount reported in revenues in 2006 is $58 million and the amount reclassified for 2005 is $17 million, both representing net sales in the quarters.

Stock Split — All share and per share amounts reflect a two-for-one stock split completed in December 2005.

Discontinued Businesses — Note 2 presents detailed information regarding the effects of discontinued businesses, the results of which have been classified as discontinued operations.

Use of Estimates — Preparation of TXU Corp.’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current period.

Purchase of Lease Trust Interest — As previously disclosed, in December 2005 TXU Corp. entered into an agreement to purchase, for $69 million in cash, the owner participant interest in a trust established to lease combustion turbines to TXU Corp. The trust is a variable interest entity, and in accordance with FIN 46R, the trust was consolidated at December 31, 2005, with the trust’s combustion turbine assets and related debt recorded at estimated fair market values of $35 million and $96 million, respectively. The transaction was closed on March 31, 2006. In the fourth quarter of 2005, TXU Corp. recorded an extraordinary loss of $50 million (net of a $28 million tax benefit) for the excess of the purchase price over the fair value of the trusts’ net assets, net of the reversal of a previously established liability of $59 million related to the combustion turbine lease.

Earnings Per Share — Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the quarter. Diluted earnings per share include the effect of all potential issuances of common shares under certain securities and employee incentive arrangements.

The 2005 diluted per share results reflect a $0.97 per share negative impact associated with the November 2004 accelerated share repurchase program. In November 2004, TXU Corp. entered into an agreement with a broker-dealer counterparty under which TXU Corp. repurchased and retired 105 million shares of its outstanding common stock for an initial price totaling $3.4 billion. Under the agreement, the counterparty immediately borrowed shares that were sold to and canceled by TXU Corp. and in turn purchased shares in the open market over a subsequent time period. The agreement was therefore subject to a contingent purchase price adjustment based on the actual price of the shares purchased by the counterparty. Because TXU Corp. intended to settle in cash the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program (the true-up), accounting rules required that earnings used in the diluted earnings per share calculation be reduced by the change in the fair value of the true-up liability in the quarter, which had been estimated to be $462 million (without tax benefit) at March 31, 2005. In May 2005, TXU Corp. paid $523 million (including related fees and expenses) in cash to the counterparty in full settlement of the transaction. The counterparty had repurchased the shares at an average price per share of $36.91.

Diluted earnings per share for the three months ended March 31, 2005 would have reflected approximately 9.8 million shares of common stock issuable in connection with stock-based compensation plans and equity-linked debt securities. However, because of antidilution arising from the effect of the accelerated share repurchase program on earnings per share, these dilutive shares had no effect on the calculation of diluted earnings per share for the three months ended March 31, 2005.

Changes in Accounting Standards — There are no recently issued accounting standards effective after March 31, 2006 that are expected to materially impact TXU Corp.

2. DISCONTINUED OPERATIONS

A net $60 million credit in the first quarter of 2006 related to discontinued operations consists almost entirely of a reversal of a TXU Gas income tax reserve due to a favorable resolution of an IRS audit matter, which related to a business sold in 2000. The TXU Gas business was disposed of in October 2004. (Also see discussion in Note 6 under “Income Tax Contingencies.”)

A $15 million credit in the first quarter of 2005 related to discontinued operations consists primarily of a $17 million credit associated with the expected favorable resolution of a previously proposed working capital adjustment to the TXU Gas sales price. Discontinued operations in 2005 also included the results of the Pedricktown, New Jersey power production business sold in July 2005 as follows:

Three Months Ended March 31, 2005
Operating revenues	$5
Operating costs and expenses	7

Operating loss before income taxes	(2)
Income tax benefit	(1)
Charges related to exit (after-tax)	(2)

Loss from discontinued operations	$(3)

3. FINANCING ARRANGEMENTS

Short-term Borrowings — At March 31, 2006, TXU Corp. had outstanding short-term borrowings consisting of commercial paper of $1.2 billion and bank borrowings under the credit facilities of $45 million at a total weighted average interest rate of 4.94%. At December 31, 2005, TXU Corp. had outstanding short-term borrowings consisting of bank borrowings under the credit facilities of $440 million and commercial paper of $358 million at a total weighted average interest rate of 4.69%.

Under the commercial paper programs, TXU Energy Holdings and TXU Electric Delivery may issue up to $2.4 billion and $1.0 billion, respectively, of these securities. These programs are supported by existing credit facilities.

Credit Facilities — At March 31, 2006, TXU Corp. had access to credit facilities (all of which provide for long-term borrowings) as follows:

			At March 31, 2006
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$487	$—	$913
Three-Year Revolving Credit Facility	August 2008	TXU Energy Holdings, TXU Electric Delivery	1,000	—	—	1,000
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	—	1,600
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$5,000	$942	$45	$4,013

The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $5.0 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and letters of credit by TXU Energy Holdings and TXU Electric Delivery.

In addition, TXU Energy Holdings and TXU Electric Delivery have access to $25 million under a joint uncommitted line of credit facility expiring December 31, 2006. In April 2006, TXU Energy Holdings borrowed the full amount under the facility. Under uncommitted facilities, lenders provide credit on a best efforts basis. Terms are generally consistent with existing credit facilities.

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

The maximum amount of funding currently available under the program is $700 million, and as of March 31, 2006 the program funding was $680 million. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $114 million at March 31, 2006, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $202 million and $201 million at March 31, 2006 and December 31, 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $9 million and $4 million for the three-month periods ending March 31, 2006 and 2005, respectively, and approximated 5.2% and 3.5% for the first three months of 2006 and 2005, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fees, which totaled approximately $1 million in the first three months of both 2006 and 2005, compensate TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The March 31, 2006 consolidated balance sheet reflects $882 million face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery sold to TXU Receivables Company, such amount having been reduced by $680 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $9 million and $31 million for the three months ended March 31, 2006 and 2005, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Cash collections on accounts receivable	$1,835	$1,640
Face amount of new receivables purchased	(1,845)	(1,611)
Discount from face amount of purchased receivables	10	5
Program fees paid	(9)	(4)
Servicing fees paid	(1)	(1)
Increase (decrease) in subordinated notes payable	1	(60)

Operating cash flows provided to TXU Corp. under the program	$(9)	$(31)

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

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;

2)	the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Long-term debt — At March 31, 2006 and December 31, 2005, the long-term debt of TXU Corp. consisted of the following:

	March 31, 2006	December 31, 2005
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a) (h)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a) (h)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.220% Floating Series 2001A due October 1, 2030 (b)	71	71
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
3.220% Floating Series 2001D due May 1, 2033 (b)	268	268
4.850% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
3.220% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	—

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.920% Floating Rate Senior Notes due January 17, 2006	—	400
Capital lease obligations	102	103
Fair value adjustments related to interest rate swaps	8	9

Total TXU Energy Holdings	$3,154	$3,456

	March 31, 2006	December 31, 2005
TXU Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	700	700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015(c)	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007(c)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(17)	(17)

Sub-total	3,033	3,033

TXU Electric Delivery Transition Bond Company LLC:(e)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	23	44
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	215	215
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,146	1,167

Total TXU Electric Delivery	4,179	4,200

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	85	91
9.580% Fixed Notes due in semiannual installments through December 4, 2019	65	65
8.254% Fixed Notes due in quarterly installments through December 31, 2021	61	62
5.480% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized premium	5	5

Total US Holdings	235	242

TXU Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008(c)	200	200
6.375% Fixed Senior Notes Series J due June 15, 2006(c)	683	683
4.446% Fixed Senior Notes Series K due November 16, 2006	50	50
5.800% Fixed Senior Notes Series M due May 16, 2008 (f)(g)	179	179
4.800% Fixed Senior Notes Series O due November 15, 2009(c)	1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014(c)	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024(c)	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022	104	109
6.100% Floating Convertible Senior Notes due July 15, 2033(d)	25	25
Fair value adjustments related to interest rate swaps	(123)	(53)
Unamortized discount	(9)	(9)

Total TXU Corp.	4,609	4,684

Total TXU Corp. consolidated	12,177	12,582
Less amount due currently	(850)	(1,250)

Total long-term debt	$11,327	$11,332

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2006. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $3.4 billion principal amount.
(d)	Interest rates in effect at March 31, 2006.
(e)	These bonds are nonrecourse to TXU Electric Delivery.
(f)	Equity-linked.
(g)	Expected to be remarketed on May 11, 2006, at which time the rate may change.
(h)	Repurchased on May 1, 2006 for remarketing at a later date.

Debt Issuances and Retirements in 2006 — In March 2006, TXU Energy Holdings issued the Brazos River Authority Series 2006 pollution control revenue bonds with an aggregate principal amount of $100 million. The bonds have a fixed interest rate of 5.0% and mature in March 2041. Net proceeds of $99 million (face amount less issuance expenses) from the issuance are held in a trust and are classified as restricted cash. Such proceeds will be released to TXU Energy Holdings by the trust at such time documentation of qualified expenditures are presented and approved by the trustee.

Retirements of long-term debt in 2006 totaling $434 million represent payments at scheduled maturity dates.

Fair Value Hedges — TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At March 31, 2006, $3.4 billion of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2024. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective).

Long-term debt fair value adjustments —

March 31, 2006
Long-term debt fair value adjustments related to interest rate swaps at beginning of period — reduction in debt carrying value	$(44)
Fair value adjustments during the period	(68)
Amortization of net gains on settled fair value hedges (a) (b)	(3)

Long-term debt fair value adjustments at end of period — reduction in debt carrying value (net out-of-the-money value of swaps)	$(115)

(a)	Amount is pretax.
(b)	Net value of settled in-the-money fixed-to-variable swaps that is being amortized as a reduction to interest expense over the remaining life of the associated debt.

Any changes in open swap fair values reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

4. TAX BENEFIT RELATED TO TXU EUROPE

A net income tax benefit of $26 million in the first quarter of 2005 includes $138 million in additional tax benefit related to the 2002 TXU Europe worthlessness deduction. The tax benefit reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe. Also see Note 6 regarding income tax contingencies.

5. SHAREHOLDERS’ EQUITY

Declaration of dividend — At its February 2006 meeting, the board of directors of TXU Corp. declared a quarterly dividend of $0.4125 a share, which was paid on April 3, 2006 to shareholders of record at March 3, 2006.

Dividend Restrictions — At March 31, 2006, there were no material restrictions on TXU Corp.’s ability to pay regular quarterly dividends. To pay these dividends, TXU Corp. depends, in part, on the dividends it receives from its subsidiaries.

Common Stock Repurchase — In November 2005, the TXU Corp. board of directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. Under this authority, TXU Corp. repurchased and retired 12 million shares in November 2005 and 10 million shares during the three months ended March 31, 2006 at an average price of $49.51 and $50.20 per share, respectively, (including related fees and expenses). Between March 31, 2006 and May 3, 2006, TXU Corp. repurchased an additional 4 million shares at an average price of $47.25 per share (including related fees and expenses). As of May 3, 2006, 26 million of the 34 million shares authorized have been repurchased.

The following table presents the changes to common stock equity during the three months ended March 31, 2006:

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Common Stock Equity
Balance at December 31, 2005	$5	$1,840	$(1,168)	$(202)	$475
Common stock issuances	—	1	—	—	1
Common stock repurchases	—	(507)	—	—	(507)
Net effects of cash flow hedges	—	—	—	112	112
Dividends	—	—	(190)	—	(190)
Net income	—	—	576	—	576
Effects of incentive compensation plans	—	4	—	—	4
Special allocation to Thrift Plan by LESOP trustee	—	2	—	—	2
Other	—	7	1	—	8

Balance at March 31, 2006	$5	$1,347	$(781)	$(90)	$481

6. COMMITMENTS AND CONTINGENCIES

Guarantees — As discussed below, TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of all guarantees entered into or modified subsequent to December 31, 2002.

Disposed TXU Gas operations — In connection with the TXU Gas transaction in October 2004, TXU Corp. agreed, for a period of three years from the disposition date, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Corp. is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Corp. is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Corp. would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. In each case, TXU Corp.’s indemnification is limited to 10 years from the disposition date. The maximum aggregate amount that TXU Corp. may be required to pay is $1.925 billion. The estimated fair value of the indemnification recorded upon completion of the TXU Gas transaction was $2.5 million. To date, TXU Corp. has not been required to make any payments to Atmos Energy Corporation under this indemnity obligation.

In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is guaranteed by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $101 million. No claims have been asserted under the guarantee and none are anticipated. TXU Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

Letters of credit — At March 31, 2006, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $452 million to support risk management and trading margin requirements in the normal course of business and for miscellaneous credit support requirements. As of March 31, 2006, approximately 71% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Under its five-year revolving credit facility maturing in December 2009, letters of credit totaling $455 million were outstanding at March 31, 2006 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit expire in 2009.

Residual value guarantees in operating leases — TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At March 31, 2006, the aggregate maximum amount of residual values guaranteed was approximately $128 million with an estimated residual recovery of approximately $125 million. These leased assets consist primarily of mining equipment, rail cars and vehicles. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately seven years.

Indebtedness guarantee — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At March 31, 2006, the balance of the indebtedness was $126 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

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

TXU Corp. 1997-2002 Audit — The IRS is currently examining TXU Corp.’s federal income tax returns for 1997-2002. A tax basis step-up of a business that occurred at ENSERCH Corporation prior to its acquisition by TXU Corp. in 1997 resulted in a TXU Corp. audit issue as a result of the 2000 sale of the business. The issue was resolved in the first quarter of 2006, and a reserve of $62 million was released. (See Note 2.) In addition to proposed adjustments with respect to the worthlessness of TXU Corp.’s investment in TXU Europe (discussed separately below), the IRS has issued notices of proposed adjustment with respect to several other items. The IRS is expected to complete its examination before the fourth quarter of 2006. TXU Corp. expects to protest a number of adjustments, and expects that the protested issues will not be resolved until after 2006. Management believes that tax reserves recorded for potential adjustments to TXU Corp.’s 1997-2002 tax returns are adequate to provide for the expected outcome of the IRS’s proposed adjustments.

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

TXU Gas (formerly ENSERCH Corporation) Audits — The IRS audits of the 1993 and 1994-1997 ENSERCH tax returns have been closed. See discussion above concerning the TXU Corp. 1997-2002 audit.

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

If TXU Corp.’s ordinary loss deduction claimed on the 2002 tax return is not sustained, TXU Corp. would be required to repay approximately $480 million in tax refunds previously received (including interest) based on the assumptions used to determine the tax benefits recognized after receipt of the notice of proposed adjustments, and before taking into account other potential IRS adjustments to TXU Corp.’s 1997-2002 tax returns. In addition, TXU Corp. would owe additional tax of $118 million related to 2004. These amounts are reported as other noncurrent liabilities on the March 31, 2006 balance sheet. No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment, but currently expects that it would not be made prior to 2007.

TXU Corp. believes that its original tax reporting of the worthlessness of its investment in TXU Europe as an ordinary deduction was proper and intends to protest the IRS’s proposed adjustments. If TXU Corp.’s position is sustained, approximately $79 million would be recognized in earnings.

Legal Proceedings — On September 6, 2005 a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The complaint alleged violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and purported to assert a claim for alleged breach of fiduciary duty. An amended complaint dropped the claim for breach of fiduciary duty. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the TXU Corp. board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, TXU Corp. management did make a recommendation to the board to reevaluate TXU Corp.’s dividend policy and the board elected to increase the quarterly dividend. The plaintiffs in the litigation contend that such disclosure in connection with the tender offer was inadequate. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation, TXU Corp. believes the allegations are without merit and that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. Accordingly, TXU Corp. intends to vigorously defend this litigation. A Motion to Dismiss filed by the defendants is pending before the Court.

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

Between October 19, 2004 and October 31, 2005, twelve lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” TXU Corp. has filed a Motion to Quash Service for lack of personal jurisdiction. Discovery has commenced in this litigation. TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit and TXU Corp. intends to vigorously defend the lawsuits. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of these actions.

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

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas, against TXU Corp., Erle Nye, Michael J. McNally, David W. Biegler, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The plaintiff alleged breach of fiduciary duty, abuse of control, mismanagement, waste of corporate assets, and breach of duties of loyalty and good faith. The named individual defendants are current or former officers and/or directors of TXU Corp. The plaintiffs in such suit failed to make a demand upon the directors as is required by law and TXU Corp. never agreed to waive the requirements for such a demand nor took any action inconsistent with insistence upon a demand. The defendants filed pleadings seeking to have the case dismissed due to plaintiffs’ failure to make the statutorily required presuit demand, however the Court had not ruled on the requested dismissal when the parties reached an agreement in principle to settle this litigation. A Memorandum of Understanding regarding the proposed settlement was signed by the parties on March 9, 2006. The settlement is subject to the execution of mutually agreed settlement documents and submission of the proposed settlement to the Court for approval.

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

Environmental Contingencies — The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on sulfur dioxide and nitrogen oxide emissions produced by electricity generation plants. TXU Corp.’s capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all air pollution control provisions of the 1999 Restructuring Legislation have been satisfied.

TXU Corp. must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Corp. is in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulation is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters;

the identification of sites requiring clean-up or the filing of other complaints in which TXU Corp. may be asserted to be a potential responsible party.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Net pension and other postretirement benefit costs for the three months ended March 31, 2006 and 2005 are comprised of the following:

	Three Months Ended March 31,
	2006	2005
Components of net pension costs:
Service cost	$10	$11
Interest cost	34	40
Expected return on assets	(37)	(45)
Amortization of unrecognized prior service cost	1	1
Amortization of net loss	8	5

Net pension cost	16	12

Components of net other postretirement benefit costs:
Service cost	3	3
Interest cost	15	14
Expected return on assets	(5)	(4)
Amortization of unrecognized prior service cost	(1)	(1)
Amortization of net loss	8	6

Net other postretirement benefit cost	20	18

Net pension and other postretirement benefit costs	36	30
Less amounts deferred principally as a regulatory asset or property	(20)	(4)

Net amounts recognized as expense	$16	$26

The discount rate reflected in net pension and other postretirement benefit costs in 2006 is 5.75%. The expected rate of return on plan assets reflected in the 2006 cost amounts is 8.75% for the pension plan and 8.67% for other postretirement benefits.

Legislation enacted in the second quarter of 2005 resulted in a reduction of pension and other postretirement benefit costs recognized in earnings, as it provides for regulatory recovery of additional amounts of such costs. See discussion immediately below.

Regulatory Recovery of Pension and Other Postretirement Benefit Costs — In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings active and retired employees) related to employee service prior to the unbundling of TXU Corp.’s electric utility business effective January 1, 2002 resulting from the 1999 Restructuring Legislation. The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset totaled $8 million for the first three months of 2006.

8. CASH FLOW HEDGES UNDER SFAS 133

TXU Corp. experienced net cash flow hedge ineffectiveness related to positions held at the end of the period of $5 million in losses for the three months ended March 31, 2006 and $1 million in gains for the three months ended March 31, 2005. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $1 million in net losses for the three months ended March 31, 2006 and $3 million in net gains for the three months ended March 31, 2005.

As of March 31, 2006, TXU Corp. had no hedging positions against exposure to the variability of future cash flows from energy-related transactions that extend beyond 2010.

Cash flow hedge amounts reported in the statements of consolidated comprehensive income exclude net losses and gains associated with cash flow hedges entered into and settled within the period. These totaled $4 million in after-tax net gains for the three months ended March 31, 2006 and $180 thousand in after-tax net gains for the three months ended March 31, 2005.

TXU Corp. expects that $6 million of after-tax net gains accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. These net gains relate to cash flow hedges and will be reclassified from accumulated other comprehensive income as the related hedged transactions are settled. Of this amount, $14 million of gains relate to commodity hedges and $8 million of losses relate to financing-related hedges.

9. SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2006	2005
Operating revenues:
TXU Energy Holdings	$2,010	$1,821
TXU Electric Delivery	562	550
Corporate and other	13	6
Eliminations	(281)	(319)

Consolidated	$2,304	$2,058

Regulated revenues included in operating revenues:
TXU Energy Holdings	$—	$—
TXU Electric Delivery	562	550
Corporate and other	—	—
Eliminations	(267)	(311)

Consolidated	$295	$239

Affiliated revenues included in operating revenues:
TXU Energy Holdings	$1	$2
TXU Electric Delivery	267	311
Corporate and other	13	6
Eliminations	(281)	(319)

Consolidated	$—	$—

Income (loss) from continuing operations:
TXU Energy Holdings	$520	$203
TXU Electric Delivery	65	71
Corporate and other	(69)	132

Consolidated	$516	$406

No customer provided more than 10% of consolidated revenues.

10. OTHER INCOME AND DEDUCTIONS

	Three Months Ended March 31,
	2006	2005
Other income:
Net gain on sale of properties and businesses	$12	$13
Insurance recovery of litigation settlement	—	35
Other	2	3

Total other income	$14	$51

Other deductions:
Charge (credit) related to coal contract counterparty claim (a)	$(12)	$12
Pension and other postretirement benefit costs related to discontinued businesses	5	2
Capgemini outsourcing transition costs	—	5
Charge (credit) related to impaired leases (b)	2	(15)
Other	4	1

Total other deductions	$(1)	$5

(a)	In the first quarter of 2005, a pretax charge of $12 million was recorded reflecting the nonperformance of a counterparty under a coal agreement. In the first quarter of 2006, this matter was settled with the counterparty in the amount of $12 million.
(b)	In December 2004, TXU Corp. committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative bids received that exceeded the originally estimated sublease proceeds.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Three Months Ended March 31,
	2006	2005
Operating revenues:
Regulated	$562	$550
Unregulated	2,023	1,827
Intercompany sales eliminations – regulated	(267)	(311)
Intercompany sales eliminations – unregulated	(14)	(8)

Total operating revenues	2,304	2,058
Costs and operating expenses:
Fuel, purchased power costs and delivery fees – unregulated (a)	521	761
Operating costs – regulated	192	181
Operating costs – unregulated	152	153
Depreciation and amortization – regulated	113	105
Depreciation and amortization – unregulated	92	82
Selling, general and administrative expenses – regulated	47	48
Selling, general and administrative expenses – unregulated	145	133
Franchise and revenue-based taxes – regulated	59	57
Franchise and revenue-based taxes – unregulated	27	28
Other income	(14)	(51)
Other deductions	(1)	5
Interest income	(9)	(19)
Interest expense and related charges	213	195

Total costs and operating expenses	1,537	1,678

Income from continuing operations before income taxes	$767	$380

(a)	Includes cost of fuel consumed of $166 million and $159 million for the three months ended March 31, 2006 and 2005, respectively. The balance in each period represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated as the Texas market is open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls (price-to-beat).

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2006	2005
Interest	$214	$192
Amortization of debt discounts, premiums and issuance costs	4	7
Capitalized interest, including debt portion of allowance for borrowed funds used during construction	(5)	(4)

Total interest expense and related charges	$213	$195

Restricted Cash —

	Balance Sheet Classification
	At March 31, 2006		At December 31, 2005
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Pollution control revenue bond funds held by trustee (See Note 3)	$45	$54	$—	$—
Amounts related to securitization (transition) bonds	51	13	46	13
All other	3	3	8	3

Total restricted cash	$99	$70	$54	$16

Accounts Receivable — At March 31, 2006 and December 31, 2005 accounts receivable of $817 million and $1.3 billion included $422 million and $494 million of unbilled revenues, respectively.

Allowance for Uncollectible Accounts —

	2006	2005
Allowance for uncollectible accounts as of January 1	$36	$16
Increase for bad debt expense	12	11
Decrease for account write-offs	(28)	(22)
Charge (credit) related to coal contract counterparty claim	(12)	12
Changes related to receivables sold	7	14
Other	(3)	3

Allowance for uncollectible accounts as of March 31	$12	$34

Allowances related to receivables sold are reported in current liabilities and totaled $23 million and $30 million at March 31, 2006 and December 31, 2005, respectively.

Inventories by Major Category —

	March 31, 2006	December 31, 2005
Materials and supplies	$171	$163
Environmental energy credits and emission allowances	12	21
Fuel stock	86	81
Gas stored underground	100	99

Total inventories	$369	$364

Commodity Contracts — Current and noncurrent commodity contract assets totaling $1.1 billion at March 31, 2006 and $1.9 billion at December 31, 2005 are stated net of applicable credit (collection) and performance reserves totaling $10 million and $12 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Investments —

	March 31, 2006	December 31, 2005
Nuclear decommissioning trust	$402	$389
Assets related to employee benefit plans	181	178
Land	35	35
Note receivable from Capgemini	25	25
Investment in Capgemini	3	3
Miscellaneous other	13	13

Total investments	$659	$643

Property, Plant and Equipment — As of March 31, 2006 and December 31, 2005, property, plant and equipment of $17.3 billion and $17.2 billion, respectively, is stated net of accumulated depreciation and amortization of $12.0 billion and $11.9 billion, respectively.

Asset Retirement Obligations — For TXU Corp., such liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fired plant ash treatment facilities and asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

The following table summarizes the changes to the asset retirement liability during the three months ended March 31, 2006:

Asset retirement liability at December 31, 2005	$558
Additions:
Accretion	8
Reductions:
Net change in mining land reclamation estimated liability	(4)
Reclamation payments	(5)

Asset retirement liability at March 31, 2006	$557

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$403	$321	$82	$386	$314	$72
Land easements	178	64	114	178	63	115
Mineral rights and other	31	24	7	31	24	7

Total	$612	$409	$203	$595	$401	$194

Aggregate TXU Corp. amortization expense for intangible assets for the three months ended March 31, 2006 and 2005 was $8 million and $6 million, respectively. At March 31, 2006, the weighted average useful lives of capitalized software, land easements, and mineral rights and other assets were 5 years, 69 years and 40 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows:

Year	Amortization Expense
2006	$24
2007	21
2008	18
2009	10
2010	2

Goodwill of $542 million reported in the consolidated balance sheet as of March 31, 2006 and December 31, 2005 includes $517 million related to TXU Energy Holdings and $25 million related to TXU Electric Delivery.

Regulatory Assets and Liabilities —

	March 31, 2006	December 31, 2005
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds	$1,426	$1,461
Securities reacquisition costs	117	119
Recoverable deferred income taxes — net	111	107
Storm-related costs	115	110
Employee retirement costs	97	89
Nuclear decommissioning cost under-recovery	3	8
Other regulatory assets	34	33

Total regulatory assets	1,903	1,927

Regulatory liabilities:
Investment tax credit and protected excess deferred taxes	69	71
Over-collection of securitization (transition) bond revenues	28	28
Other regulatory liabilities	1	2

Total regulatory liabilities	98	101

Net regulatory assets	$1,805	$1,826

Included in net regulatory assets are assets of $121 million at both March 31, 2006 and December 31, 2005 that have been reviewed and approved by the Commission and are earning a return. These assets have a remaining recovery period of 11 to 45 years. The regulatory assets subject to securitization have a remaining recovery period of 10 years.

Severance Liability Related to Restructuring Activities —

	TXU Energy Holdings	TXU Electric Delivery	Total
Liability for severance costs as of December 31, 2005	$18	$4	$22
Payments charged against liability	(10)	(1)	(11)

Liability for severance costs as of March 31, 2006	$8	$3	$11

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2006	2005
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)	$175	$150
Income taxes	$(9)	$41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (“TXU Corp.”) as of March 31, 2006, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of TXU Corp.’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Corp. and subsidiaries as of December 31, 2005, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 3, 2006

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

TXU Corp. has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 9 to Financial Statements for further information concerning reportable business segments.)

RESULTS OF OPERATIONS

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 2 to Financial Statements regarding discontinued operations).

TXU Corp. Consolidated

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $246 million, or 12%, to $2.3 billion in 2006.

•	Operating revenues in the TXU Energy Holdings segment increased $189 million, or 10%, to $2.0 billion. Of the increase, $163 million represented higher retail electricity revenues, which reflected higher pricing driven by the effect of higher natural gas prices on wholesale power prices. The increase in retail electricity revenues was partially offset by a 19% decline in retail sales volumes, which reflected a net loss of customers due to competitive activity and lower average consumption per customer.

•	Operating revenues in the TXU Electric Delivery segment increased $12 million, or 2%, to $562 million in 2006. The revenue increase reflected higher transmission and distribution tariffs, driven by TXU Electric Delivery’s ongoing transmission investment program, and increased points of delivery.

•	Consolidated revenue growth reflected a $38 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings, while its sales to nonaffiliated REPs increased.

Gross Margin

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
Operating revenues	$2,304	100%	$2,058	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	521	22	761	37
Operating costs	344	15	334	16
Depreciation and amortization	201	9	184	9

Gross margin	$1,238	54%	$779	38%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the variable and fixed costs to deliver energy.

Gross margin increased $459 million, or 59%, to $1.2 billion in 2006.

•	The TXU Energy Holdings segment’s gross margin increased $465 million, or 90%, to $982 million, driven by higher pricing partially offset by the effect of lower retail sales volumes.

•	The TXU Electric Delivery segment’s gross margin decreased $7 million, or 3%, to $257 million in 2006, driven by increased operating costs.

Operating costs increased $10 million, or 3%, to $344 million in 2006.

•	TXU Energy Holdings’ operating costs increased $2 million, or 1%, due to various factors. See discussion below in the business segment analysis.

•	TXU Electric Delivery’s operating costs rose $11 million, or 6%, driven primarily by increased spending for reliability initiatives and increased third-party transmission costs.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) increased $18 million, or 10%, to $205 million in 2006. The increased expense reflects higher depreciation related to normal additions and replacements of property.

SG&A expenses increased $11 million, or 6%, to $192 million in 2006. The increase reflected:

•	$12 million in executive severance expenses;

•	$7 million in outsourcing costs related to divested businesses for which contract adjustments are anticipated; and

•	$4 million in higher fees related to the accounts receivable sales program driven by higher interest rates,

partially offset by:

•	$10 million in lower executive incentive compensation expense due primarily to fewer outstanding share awards and changes in performance of TXU Corp. common stock; and

•	$4 million of consulting expense incurred in 2005 primarily related to development and implementation of the TXU Operating System.

Other income totaled $14 million in 2006 and $51 million in 2005. Other deductions were a credit of $1 million in 2006 and totaled $5 million in 2005. See Note 10 to Financial Statements for detail of other income and deductions.

Interest income totaled $9 million in 2006 and $19 million in 2005. Both periods included $6 million in interest income related to the leveraged employee stock ownership plan note receivable.

Interest expense and related charges increased $18 million, or 9%, to $213 million in 2006 reflecting $15 million related to higher average interest rates (including the effect of interest rate swap transactions) and $3 million due to higher average borrowings.

Income tax expense on income from continuing operations totaled $251 million in 2006 compared to a $26 million benefit in 2005. The 2005 amount included $138 million in additional tax benefit related to the TXU Europe write-off. This benefit reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe. Excluding this tax benefit, the effective income tax rate was 32.7% in 2006 compared to 29.5% in the 2005 quarter. Because the net amounts that reduce income taxes calculated at the statutory tax rate were comparable in the quarters, the effective tax rate increase was driven by the effect of significantly higher pretax income in 2006. These adjustment amounts consist primarily of expenses recognized for tax purposes but not for book purposes and vice versa, including items such as lignite depletion, the production deduction provided for under the American Jobs Creation Act of 2004 and amortization of investment tax credits.

Income from continuing operations (an after-tax measure) increased $110 million, or 27%, to $516 million in 2006.

•	Earnings in the TXU Energy Holdings segment increased $317 million, or 156%, to $520 million driven primarily by improved gross margin.

•	Earnings in the TXU Electric Delivery segment decreased $6 million, or 8%, to $65 million driven by an increase in operating costs.

•	Results from corporate and other activities totaled $69 million in net expense in 2006 and net income of $132 million in 2005. The amounts in 2006 and 2005 consist principally of recurring interest expense on outstanding debt at the TXU Corp. parent and corporate general and administrative expenses. In addition, the 2005 amount reflects the $138 million tax benefit related to TXU Europe and the $23 million after-tax additional insurance recovery related to the securities litigation settlement paid in January 2005. After-tax interest expense increased $30 million driven by higher interest on borrowings from affiliates.

Net pension and postretirement benefit costs reduced income from continuing operations by $10 million in 2006 and $14 million in 2005.

Income from discontinued operations (an after-tax measure) totaled $60 million in 2006 and $15 million in 2005. See Note 2 to Financial Statements for details.

Diluted results per share of common stock were net income of $1.22 in 2006 compared to a net loss of $0.10 in 2005.

•	The 2005 diluted per share results reflect a $0.97 per share unfavorable impact associated with the November 2004 accelerated share repurchase program, which was settled in May 2005 for $523 million in cash. See Note 1 to Financial Statements for further discussion.

•	Diluted net income per share in 2006 benefited from a $0.04 per share impact due to the repurchase of 22 million shares since March 31, 2005. Basic average common shares outstanding decreased 3% to 464 million shares reflecting these share repurchases. Diluted average common shares decreased slightly to 474 million shares; in the first quarter of 2005, basic and diluted shares were the same because of antidilution. (See Note 5 to Financial Statements.)

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2006. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to hedge accounting. For the three months ended March 31, 2006, this effect totaled $6 million in unrealized net gains ($24 million in reversals of net losses recognized in prior periods less $18 million in net losses on open positions) These positions represent economic hedging and proprietary trading activities.

Three Months Ended March 31, 2006
Net commodity contract liability at beginning of period	$(56)
Settlements of positions included in the opening balance (1)	24
Unrealized mark-to-market valuations of positions held at end of period (2)	(18)
Other activity (3)	(2)

Net commodity contract liability at end of period	$(52)

(1)	Represents reversals of unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period, to offset realized gains and losses upon settlement.
(2)	Includes $3 million in net gains recorded at contract inception dates.
(3)	These amounts do not arise from mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received and related amortization. Activity for the period includes $12 million of natural gas received related to physical swap transactions as well as $10 million of option premium payments.

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

	Three Months Ended March 31,
	2006	2005
Unrealized gains/(losses) related to commodity contract positions	$6	$(27)
Ineffectiveness gains/(losses) related to cash flow hedges (a)	(1)	3

Total unrealized gains (losses) related to commodity contracts	$5	$(24)

(a)	See Note 8 to Financial Statements.

These amounts are included in the “risk management and trading activities” component of revenues.

Maturity Table — Included in the net commodity contract liability above at March 31, 2006 is a net asset of $41 million representing cumulative unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings. More than offsetting this net asset is a net liability of $93 million included in the March 31, 2006 balance sheet that is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including amounts related to natural gas physical swap transactions, as well as option premiums net of amortization. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of March 31, 2006, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract assets at March 31, 2006
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$131	$61	$11	$—	$203
Prices provided by other external sources	(161)	(4)	(20)	(1)	(186)
Prices based on models	25	(1)	—	—	24

Total	$(5)	$56	$(9)	$(1)	$41

Percentage of total fair value	(12)%	136%	(22)%	(2)%	100%

As the above table indicates, 124% of the net unrealized mark-to-market valuation gains at March 31, 2006 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT extend through 2010, depending upon delivery point, and for natural gas generally extend through 2010. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy Holdings

Financial Results

	Three Months Ended March 31,
	2006	2005
Operating revenues	$2,010	$1,821

Costs and expenses:
Fuel, purchased power costs and delivery fees	790	1,073
Operating costs	155	153
Depreciation and amortization	84	79
Selling, general and administrative expenses	121	113
Franchise and revenue-based taxes	27	26
Other income	—	(2)
Other deductions	(10)	1
Interest income	(31)	(9)
Interest expense and related charges	101	91

Total costs and expenses	1,237	1,525

Income from continuing operations before income taxes	773	296
Income tax expense	253	93

Income from continuing operations	$520	$203

TXU Energy Holdings

Sales Volume Data

	Three Months Ended March 31,
	2006	2005	Change %
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	5,232	6,317	(17.2)
Small business (a)	1,727	2,034	(15.1)

Total historical service territory	6,959	8,351	(16.7)
Other territories:
Residential	611	628	(2.7)
Small business (a)	132	139	(5.0)

Total other territories	743	767	(3.1)
Large business and other customers	3,233	4,362	(25.9)

Total retail electricity	10,935	13,480	(18.9)
Wholesale electricity sales volumes (b)	9,285	12,239	(24.1)

Total sales volumes	20,220	25,719	(21.4)

Average volume (kWh) per retail customer (c):

Residential	2,959	3,256	(9.1)
Small business	6,528	7,002	(6.8)
Large business and other customers	60,718	63,906	(5.0)

Weather (service territory average) – percent of normal (d):

Percent of normal:
Cooling degree days	—%	76.2%
Heating degree days	75.1%	88.4%

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006. Includes net sales volumes related to ERCOT balancing of 1,432 GWh and 759 GWh for the three months ended March 31, 2006 and 2005, respectively.
(c)	Calculated using average number of customers for period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy Holdings

Customer Count Data

	March 31,
	2006	2005	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,750	1,925	(9.1)
Small business (b)	274	299	(8.4)

Total historical service territory	2,024	2,224	(9.0)

Other territories:
Residential	218	195	11.8
Small business (b)	7	7	—

Total other territories	225	202	11.4

Large business and other customers	52	61	(14.8)

Total retail electricity customers	2,301	2,487	(7.5)

(a)	Based on number of meters.
(b)	Customers with demand of less than 1MW annually.

TXU Energy Holdings

Revenue and Market Share Data

	Three Months Ended March 31,
	2006	2005	Change %
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$746	$636	17.3
Small business (a)	257	228	12.7

Total historical service territory	1,003	864	16.1

Other territories:
Residential	89	57	56.1
Small business (a)	15	12	25.0

Total other territories	104	69	50.7

Large business and other customers	316	327	(3.4)

Total retail electricity revenues	1,423	1,260	12.9
Wholesale electricity revenues (b)	534	533	0.2
Net losses from risk management and trading activities	(44)	(53)	(17.0)
Other revenues	97	81	19.8

Total operating revenues	$2,010	$1,821	10.4

Risk management and trading activities:

Net realized losses on settled positions	$(48)	$(29)
Reversal of prior years’ net unrealized (gains)/losses on positions settled in current period	24	(9)
Other net unrealized losses, including ineffectiveness	(20)	(15)

Total net losses	$(44)	$(53)

Average revenues per MWh:

Residential	$142.71	$99.74	43.1
Small business	$146.50	$110.44	32.7
Large business and other customers	$97.88	$75.05	30.4

Estimated share of ERCOT retail markets (c):

Historical service territory:
Residential (d)	71%	79%
Small business (d)	69%	76%
Total ERCOT:
Residential	39%	43%
Small business	28%	30%
Large business and other customers	18%	25%

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006. Includes net revenues related to ERCOT balancing of $58 million and $17 million for the three months ended March 31, 2006 and 2005, respectively.
(c)	Based on number of meters, except large business which is based upon annualized consumption.
(d)	Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,
	2006	2005	Change %
Fuel, purchased power costs and delivery fees ($ millions):

Nuclear fuel	$21	$20	5.0
Lignite/coal	117	115	1.7

Total baseload fuel	138	135	2.2
Gas/oil fuel and purchased power	268	532	(49.6)
Other costs	71	63	12.7

Fuel and purchased power costs (a)	477	730	(34.7)
Delivery fees (b)	313	343	(8.7)

Total	$790	$1,073	(26.4)

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear generation	$4.22	$4.18	1.0
Lignite/coal generation (c)	$12.01	$11.93	0.7
Gas/oil generation and purchased power	$59.35	$49.53	19.8

Delivery fee per MWh	$28.26	$25.16	12.3

Production and purchased power volumes (GWh):

Nuclear	5,080	4,797	5.9
Lignite/coal	10,874	10,520	3.4

Total baseload generation	15,954	15,317	4.2
Gas/oil generation	189	260	(27.3)
Purchased power (a)	4,326	10,565	(59.1)

Total energy supply	20,469	26,142	(21.7)
Less line loss and power imbalances	249	423	(41.1)

Net energy supply volumes	20,220	25,719	(21.4)

Baseload capacity factors (%):

Nuclear	102.7%	96.9%	6.0
Lignite/coal	90.4%	87.8%	3.0
Total baseload	93.9%	90.4%	3.9

(a)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006.
(b)	Includes primarily delivery fee charges from TXU Electric Delivery that are eliminated in consolidation ($269 million in 2006 and $312 million in 2005).
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating revenues increased $189 million, or 10%, to $2.0 billion in 2006. Retail electricity revenues increased $163 million, or 13%, to $1.4 billion.

•	The retail revenue increase reflected $392 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in May and October 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices.

•	The effect of higher pricing due to increased price-to-beat rates was partially offset by $238 million in lower retail volumes. Retail sales volumes declined 19% primarily reflecting a net loss of customers due to competitive activity and lower average consumption per customer due in part to changes in customer mix (to residential from large business) and milder weather. Total residential and small business volumes fell 16%. A 26% volume decline in the large business market also reflected a continuing strategy to target higher margin customers in that market.

•	Retail electricity customer counts at March 31, 2006 declined 7% from March 31, 2005. Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 7%.

Wholesale electricity revenues increased $1 million to $534 million. The change reflects the reporting of wholesale power trading activity on a net basis as described in Note 1 to Financial Statements, partially offset by the effect of higher wholesale prices. In addition, ERCOT balancing net revenues included within wholesale electricity revenues increased $41 million to $58 million due to higher volumes and prices.

The increase in other revenues of $16 million primarily reflects an increase in retail gas revenues driven by higher natural gas prices.

Results from risk management and trading activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, reflected net losses of $44 million in 2006 and $53 million in 2005. Because hedging activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2006 included:

•	$14 million in net realized losses associated with hedges entered into in prior years (largely 2003), the offsetting effects of which are reflected in electricity revenues and fuel and purchased power. This amount includes $8 million in losses related to positions that had been accounted for as cash flow hedges;

•	$11 million reversal of net unrealized gains previously recognized on power hedging positions settled in the current period, the offsetting effects of which are reflected in electricity revenues and fuel and purchased power costs;

•	$13 million in unrealized cash flow hedge ineffectiveness losses on unsettled positions related to the long-term hedging program initiated late in 2005;

•	$7 million in net realized gains associated with positions in the long-term hedging program accounted for as cash flow hedges, the offsetting effects of which are reflected in electricity revenues;

•	$8 million in unrealized cash flow hedge ineffectiveness gains on other unsettled positions; and

•	$17 million in net realized losses on settlement of various commodity trading positions.

Gross Margin

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
Operating revenues	$2,010	100%	$1,821	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	790	39	1,073	59
Generation plant operating costs	155	8	153	9
Depreciation and amortization	83	4	78	4

Gross margin	$982	49%	$517	28%

Gross margin increased $465 million, or 90%, to $982 million in 2006. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fired baseload plants, as well as higher baseload production, in an environment of higher wholesale power prices. The increased wholesale power prices were driven by higher natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes and higher purchased power prices.

Gross margin as a percent of revenues increased 21 percentage points to 49%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 39%, and the average wholesale sales price per MWh rose 32% (18 percentage point margin increase); and

•	the effect of reporting wholesale power trading activity on a net basis (seven percentage point margin increase),

partially offset by:

•	a 20% increase in combined per MWh purchased power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices (two percentage point margin decrease); and

•	a 12% increase in delivery fees per MWh reflecting a sales mix shift (to residential from large business) and higher delivery rates (two percentage point margin decrease).

Operating costs increased $2 million, or 1%, to $155 million in 2006. The increase reflected:

•	$5 million in higher property taxes due to increased property valuations;

•	$4 million in fees related to transition costs associated with generation engineering services agreements entered into in 2006; and

•	$3 million in costs related to higher baseload production,

partially offset by the absence in 2006 of $9 million in maintenance costs incurred for the nuclear refueling outage in 2005.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) increased $5 million, or 6%, to $84 million reflecting higher depreciation related to normal property additions and replacements.

SG&A expenses increased by $8 million, or 7%, to $121 million in 2006. The increase reflected:

•	$6 million in executive severance expense (including amounts allocated from parent);

•	$4 million in higher sale of receivable program fees driven by higher interest rates; and

•	$3 million in increased benefits expense due to timing,

partially offset by:

•	$4 million of consulting expense incurred in 2005 primarily related to development and implementation of the TXU Operating System; and

•	$2 million in lower executive incentive compensation expense.

Other deductions totaled a net credit of $10 million in 2006 and a $1 million charge in 2005. The 2006 amount includes $12 million related to the favorable settlement of a counterparty default under a coal contract.

The 2005 amount includes:

•	$12 million charge related to nonperformance of a counterparty in connection with a coal contract;

•	$2 million in equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$2 million in transition costs associated with the Capgemini outsourcing agreement; and

•	a $15 million credit adjusting the impairment loss on the leased gas-fired combustion turbines to reflect actual sub-lease proceeds under the terms of a third-party contract entered into in 2005.

Interest income increased by $22 million to $31 million in 2006 reflecting $15 million due to higher average advances to affiliates and $7 million due to higher average rates.

Interest expense and related charges increased by $10 million, or 11%, to $101 million in 2006. The increase is primarily driven by interest on commercial paper issuances in 2006.

The effective income tax rate was 32.7% in 2006 and 31.4% in 2005. The net amounts that reduce income taxes calculated at the statutory tax rate were higher in 2006 due primarily to a higher production deduction benefit provided for under the American Jobs Creation Act of 2004. However, this benefit was more than offset by the effect of significantly higher pretax income. Other adjustment amounts that reduce reported income tax expense include lignite depletion and amortization of investment tax credits.

Income from continuing operations increased $317 million, or 156%, to $520 million in 2006 driven primarily by improved gross margin.

TXU Electric Delivery

Financial Results

	Three Months Ended
	March 31,
	2006	2005
Operating revenues	$562	$550

Costs and expenses:
Operating costs	192	181
Depreciation and amortization	113	105
Selling, general and administrative expenses	48	49
Franchise and revenue-based taxes	59	57
Other income	—	(1)
Other deductions	2	4
Interest income	(14)	(15)
Interest expense and related charges	68	68

Total costs and expenses	468	448

Income before income taxes	94	102
Income tax expense	29	31

Net Income	$65	$71

Operating Data

	Three Months Ended March 31,		% Change
	2006	2005
Operating statistics – volumes:
Electric energy delivered (GWh)	23,131	23,448	(1.4)

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	79.32	71.59	10.8
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.18	1.10	7.3
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.14	65.09	3.1

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)	3,025	2,985	1.3

Operating revenues (millions of dollars):
Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$267	$311	(14.1)
Nonaffiliated	231	182	26.9

Total distribution revenues	498	493	1.0
Third-party transmission revenues	57	51	11.8
Other miscellaneous revenues	7	6	16.7

Total operating revenues	$562	$550	2.2

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.

(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 85,477 and 94,187 at March 31, 2006 and 2005, respectively.

(c)	Includes $36 million and $33 million for the three months ended March 31, 2006 and 2005, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

TXU Electric Delivery

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement described below under “Regulation and Rates.” The cities rate settlement is expected to result in incremental expenses of approximately $70 million, recognized almost entirely over the period from July 2006 through June 2008.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating revenues increased $12 million, or 2%, to $562 million in 2006. This change reflected:

•	$6 million in higher transmission revenues primarily due to rate increases approved in 2005;

•	$4 million due to an increase in points of delivery; and

•	$3 million in higher transition charges due to interim rate updates (offset in total by higher amortization of the related regulatory asset),

partially offset by the effect of a decrease in average consumption per consumer due in part to milder weather.

Gross Margin

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue
Operating revenues	$562	100%	$550	100%
Costs and expenses:
Transmission and distribution system operating costs	192	34	181	33
Depreciation and amortization	113	20	105	19

Gross margin	$257	46%	$264	48%

Gross margin decreased $7 million, or 3%, to $257 million in 2006. The decrease was driven by increased operating costs. Higher amortization of regulatory assets was offset by higher revenues.

Operating costs rose $11 million, or 6%, to $192 million in 2006. The increase reflected $5 million in increased spending for system reliability initiatives, $4 million in increased costs paid to other transmission entities and $2 million in higher property taxes due to increased investments in property.

Depreciation and amortization increased $8 million, or 8%, to $113 million in 2006. The increase reflected $5 million in higher depreciation due to normal additions and replacements of property, plant, and equipment and $3 million in higher amortization of the regulatory assets associated with the securitization bonds (offsetting the same amount of revenue).

Other deductions totaled $2 million in 2006 and $4 million in 2005. The 2006 amount included $1 million related to TXU Electric Delivery’s portion of equity losses (representing amortization expense) of the TXU Corp. entity holding the capitalized software licensed to Capgemini.

The 2005 amount included:

•	$2 million of severance-related charges related to the 2004 restructuring actions;

•	$1 million in costs associated with transitioning the outsourced activities to Capgemini; and

•	$1 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) of the TXU Corp. entity holding the capitalized software licensed to Capgemini.

The effective income tax rate increased slightly to 30.9% in 2006 from 30.4% in 2005. There were no significant items affecting this comparison.

Net income decreased $6 million, or 8%, to $65 million. This decrease was driven by an increase in operating costs.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Three Months Ended March 31,
	2006	2005
Net increase in fair value of commodity hedges held at end of period	$113	$15
Derivative value net (gains)/losses related to hedged transactions settled during the period and reported in net income:
Commodities	(3)	16
Financing – interest rate swaps	2	4

	(1)	20

Total effect of cash flow hedges reported in other comprehensive income from continuing operations	$112	$35

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

See Note 8 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the three months ended March 31, 2006 totaled $1.0 billion for an increase of $849 million over the first quarter of 2005. The improvement reflected higher earnings (taking into account the noncash items identified in the statement of cash flows) as well as the following:

•	$114 million of gas purchases in 2005 in connection with natural gas physical swap transactions (largely all of which was received back from counterparties later in 2005);

•	$95 million in higher accounts payable payments in 2005 due to increased purchased power accounts payable at year end 2004 related largely to unusually cold weather;

•	the 2005 settlement of the consolidated amended securities class action lawsuit, net of insurance recoveries, of $84 million; and

•	federal income tax payments in 2005 related to 2004 of $41 million, with no such tax payments in the current period.

Cash flows used in financing activities totaled $561 million in 2006 compared to cash flows provided by financing activities of $44 million in 2005. The activity reflected:

•	net issuances and repayments of borrowings resulting in cash inflows of $139 million in 2006 and $181 million in 2005;

•	net repurchases and issuances of common stock used funds totaling $506 million in 2006 and provided funds totaling $2 million in 2005;

•	common stock dividends paid totaling $194 million in 2006 and $134 million in 2005; and

•	preference stock dividends paid totaling $5 million in 2005.

Cash flows used in investing activities totaled $504 million in 2006 compared to $248 million in 2005. The activity reflected:

•	capital expenditures, including nuclear fuel, totaling $323 million in 2006 and $249 million in 2005. The increase in capital expenditures in 2006 reflects investment in systems to automate distribution system metering and transmission projects to relieve congestion;

•	deposit into a trust of $99 million of funds restricted for funding of generation pollution control expenditures; and

•	payment of $69 million to purchase the owner participant interest in a trust established to lease combustion turbines to TXU Energy Holdings.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $15 million for 2006. This difference represents amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Investments in Future Power Generation — In April 2006, TXU Corp. announced a plan to invest up to $10 billion in power generation assets to provide lower-cost, secure and stable power in Texas and to reduce emissions from its generation fleet. This plan includes constructing 11 new generation units at nine existing sites. Air permit applications were filed with the TCEQ for eight of these units, totaling 6,400 megawatts (MW) of net capacity. These new units will be located at existing power plant sites. If approved, the new units are expected to be operational by 2010. The plan includes two units comprising a new plant at the Oak Grove site and a new unit at the existing Sandow plant, both previously disclosed. These units are expected to be operational by 2009, adding 2,200 MW of net capacity. Further, TXU Corp. is launching a renewable energy initiative involving investment in power facilities that is expected to double its renewable energy portfolio to 1,400 MW by 2011.

The plan includes up to $2 billion for the best available control technology to control emissions from the 11 new units, and $500 million for retrofits of existing equipment and other actions to voluntarily reduce emissions. Overall, the actions are expected to result in a 20% reduction in mercury, sulfur dioxide and nitrogen oxide emissions from TXU Corp.’s coal/lignite-fired generation fleet, including the 11 new units, from current levels.

In an initiative separate from but related to the planned generation development and emissions control investment spending, TXU Corp. expects to invest up to $2 billion for the development and commercialization of cleaner power plant technology, including integrated gasification combined cycle technology that is based on coal gasification.

TXU Corp. is currently evaluating multiple financing strategies to fund these capital investments.

Long-term Debt Activity — During the three months ended March 31, 2006, TXU Corp. issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
TXU Corp.:
Long-term debt	$—	$5

TXU Energy Holdings:
Pollution control revenue bonds	100	—
Floating rate debt	—	400

TXU Electric Delivery:
Transition bonds	—	21

US Holdings:
Long-term debt	—	8

Total	$100	$434

See Note 3 to Financial Statements for further detail of debt issuances and retirements and financing arrangements.

In May 2006, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994B and 1995A, in an aggregate principal amount of $89 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for these series. TXU Energy Holdings currently plans to remarket the bonds in the future.

Credit Facilities — At May 2, 2006, TXU Corp. had access to credit facilities totaling $5.0 billion of which $3.6 billion was unused. The facilities expire on various dates between June 2008 and June 2010. TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities $5.0 billion and $3.6 billion, respectively. These credit facilities are used for working capital and general corporate purposes. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — At May 2, 2006, TXU Corp. had $1.5 billion of commercial paper outstanding and $495 million of bank borrowings under the credit facilities. The commercial paper funds short-term liquidity requirements.

Common Stock Repurchase — In November 2005, the TXU Corp. board of directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. As of May 3, 2006, 26 million of the 34 million shares authorized have been repurchased.

Sale of Receivables — TXU Corp. has had an accounts receivable securitization program in place for a number of years. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. Effective June 2005, the program was extended until June 2008. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at March 31, 2006 and December 31, 2005 totaled $680 million and $671 million, respectively. See Note 3 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Commodity Price Risk Management Program — As discussed in “Quantitative and Qualitative Disclosure about Market Risk” below, TXU Corp. has been supplementing its hedging and risk management portfolio with market instruments that are expected to reduce exposure to changes in natural gas prices for the period from 2006 to 2011. This long-term hedging program could result in an increased demand on liquidity due to the potential need to post collateral with commodity contract counterparties in the event natural gas prices increase. Such collateral can be in the form of cash or letters of credit. As part of its ongoing credit and cash management practices, TXU Corp. seeks to optimize the deployment of cash and/or letters of credit in managing this program. For each $1.00 per MMBtu increase in natural gas prices and assuming all the transactions in the program relied on cash-based collateral, TXU Corp. could be required to post up to $625 to $675 million in additional cash collateral.

Commodity Contract Collateral Received — TXU Energy Holdings has the contractual right, but not the obligation, to request collateral from certain counterparties based on the value of the contract and the credit worthiness of the counterparty. This collateral is typically held by TXU Energy Holdings in the form of cash or letters of credit. Collateral received in cash is used for working capital and other corporate purposes, including reducing short-term borrowings under its credit facilities. As of March 31, 2006, TXU Energy Holdings held collateral from counterparties in the form of cash of $104 million. Counterparties may elect to convert the cash collateral to letters of credit at their discretion.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2006, TXU Corp. was in compliance with all such applicable covenants.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

Both S&P and Moody’s currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch’s outlook is negative for TXU Corp., US Holdings and TXU Energy Holdings and stable for TXU Electric Delivery. These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

Commercial paper issued by TXU Energy Holdings and TXU Electric Delivery has been rated P2 by Moody’s and F2 by Fitch and has not been rated by S&P.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building. In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit of approximately $104 million at March 31, 2006 would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $52 million in remaining lease payments (principal amount as of March 31, 2006), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the interest in the lease, assign the lease to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Holdings has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its commodity contract positions at March 31, 2006, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post $137 million in additional collateral requirements. Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $43 million. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at the time of any downgrade.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $2 million as of March 31, 2006.

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

Long-term Contractual Obligations and Commitments — There have been no significant changes in contractual cash obligations of TXU Corp., since December 31, 2005 as disclosed in the 2005 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS, INCLUDING VARIABLE INTEREST ENTITIES

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 3 to Financial Statements.

Also see Note 6 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

REGULATION AND RATES

As previously disclosed, the discount on the October 2005 price-to-beat rate increase expired, resulting in a 12% increase in the average monthly residential bill effective January 1, 2006.

Between January and April of 2006, TXU Corp. announced the launch of several competitive product service offerings. The offerings contain varying terms such as guaranteed pricing for fixed contract periods, variable rates indexed to market natural gas rates, time-of-use rates and several renewable power options.

In December 2005, the Commission staff issued an extensive list of questions regarding the price-to-beat rate mechanism, including transition away from the price-to-beat rate on January 1, 2007. TXU Energy Holdings was instrumental in forming a coalition (the retail market coalition) including almost all of the major REPs in Texas. The retail market coalition drafted and submitted comments to the Commission detailing the public policy and legal reasons that the price-to-beat rate-setting methodology should remain unchanged through 2006 and then expire as scheduled on January 1, 2007. However, other parties have submitted proposals to the Commission seeking changes to the price-to-beat rules, and the Chairman of the Commission proposed sweeping reforms to the rule, including a price-to-beat reset effective in December 2006. Although the Commission voted down the proposed price-to-beat reset, a rule proposing changes to the price-to-beat rule, mandating bill inserts and requiring the incumbent REPs to provide lists of their price-to-beat customers to competitors was published for comment. TXU Energy Holdings and certain members of the retail market coalition oppose these proposed revisions. Final disposition of the proposed revisions is expected in mid-2006. In addition, certain Texas legislators have asked the Governor to open the Texas Legislature’s special session, which commenced on April 17, 2006, to the issue of electricity prices. TXU Corp. is unable to predict the outcome of these issues.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction was to continue until the earlier of January 1, 2007 or the date the Commission determined that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by nonaffiliated REPs. These auctions have resulted in TXU Energy Holdings selling power at prices below wholesale market prices. In October 2005, TXU Energy Holdings filed a petition with the Commission seeking an administrative determination by the Commission that this 40% threshold condition has been achieved. On March 8, 2006, the Commission approved TXU Energy Holdings’ petition for the cessation of such capacity auctions.

Transmission Rates — In February 2006, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate. The Commission approved the application at its April 28, 2006 open meeting, and the new rate is effective immediately. Annualized revenues are expected to increase by approximately $19 million. Approximately $12 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $7 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s delivery rates charged to REPs.

Cities Rate Settlement — As previously disclosed, in January 2006 TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery is currently in the process of extending the benefits of the agreement to 291 nonlitigant cities. Based on the final agreements and assuming the remaining nonlitigant cities participate, expected payments to the cities are now estimated to total approximately $70 million, including incremental franchise fees.

This amount will be recognized ratably in earnings over the period from July 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement will total approximately $17 million in 2006, $30 million in 2007, $16 million in 2008 and $7 million in 2009.

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

The Commission has determined that ERCOT will implement a market design that utilizes nodal pricing for resources and that this market design is to be implemented on or about January 1, 2009. In light of this decision, ERCOT filed a set of Nodal Protocols for Commission approval that describes the operation of an ERCOT wholesale nodal market design. On March 30, 2006, the Commission approved the Nodal Protocols and set an implementation date of no later than January 1, 2009. At this time, TXU Corp. is unable to predict the impact of the proposed nodal wholesale market design on its operations.

Summary — Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

During the period ended March 31, 2006, there were no changes in accounting standards that impacted TXU Corp.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that TXU Corp. may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which TXU Corp. is exposed to in the ordinary course of business. TXU Corp.’s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. TXU Corp. enters into instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities.

RISK OVERSIGHT

TXU Corp.’s wholesale business manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

COMMODITY PRICE RISK

TXU Corp. is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed or purchased by TXU Corp. TXU Corp. actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on its results of operations. TXU Corp., similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, TXU Corp. enters into a variety of market transactions including, but not limited to, short- and long-term physical contracts, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. TXU Corp.’s wholesale operations incorporate hedging activities, the structuring of long-term contractual arrangements and proprietary trading. The operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are closed out. TXU Corp. strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Long-term Hedging Program — Under a commodity price risk management program commenced in October 2005, TXU Corp. has been supplementing its risk management portfolio with natural gas-related financial instruments that are expected to reduce exposure to the effects on power prices of changes in natural gas prices in future years. The majority of these transactions are being accounted for as cash flow hedges. As of April 2006, TXU Corp. had outstanding forward contracts for the period from 2006 to 2011 representing 642 million MMBtu of natural gas, including a net 608 million MMBtu in instruments that are being accounted for as cash flow hedges of primarily future power sales. The values of the hedge instruments are based on natural gas prices, and power prices do not necessarily move in tandem with natural gas prices. Given the size of the hedge program and the cross-commodity nature of the hedges, the program may result in greater volatility of net income due to hedge ineffectiveness gains and losses, as well as greater mark-to-market gains and losses reported in other comprehensive income, than TXU Corp. has experienced in recent years. Based on the current size of the long-term hedging program, a parallel 0.1 (or 1%) change in market heat rate across each year of the program may cause up to an estimated $60 million to $85 million in cash flow hedge ineffectiveness pretax gains or losses.

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

	March 31, 2006	December 31, 2005
Period-end MtM VaR:	$9	$19
Average Month-end MtM VaR:	$10	$20

Earnings at Risk (EaR) — EaR measures the estimated potential reduction of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions. EaR excludes the effect of cash flow hedge ineffectiveness. See discussion above under “Long-term Hedging Program” (in this Commodity Price Risk section).

Cash Flow at Risk (CFaR) — CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned generation assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions. CFaR excludes the effect of collateral requirements related to the long-term hedging program. See discussion above under “Commodity Price Risk Management Program” (in the Liquidity and Capital Resources section).

	March 31, 2006	December 31, 2005
EaR	$21	$32
CFaR	$147	$71

INTEREST RATE RISK

See Note 3 to Financial Statements for a discussion of debt-related activity since December 31, 2005.

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

Credit Exposure — TXU Corp.’s gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, totaled $2 billion at March 31, 2006.

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

Most of the remaining trade accounts receivable is with large business customers and wholesale counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of March 31, 2006, is $1.5 billion net of standardized master netting contracts and agreements that provide the right of set-off of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $1.2 billion. Of this amount, 84% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

TXU Corp. is also exposed to credit risk related to the Capgemini put option with a carrying value of $177 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreements with TXU Energy Holdings and TXU Electric Delivery, as well as the payment in connection with a put option. S&P currently maintains a BB+ rating with a stable outlook for Cap Gemini S.A.

The following table presents the distribution of credit exposure as of March 31, 2006, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,186	$201	$985	$685	$134	$166	$985
Noninvestment grade	280	89	191	168	17	6	191

Totals	$1,466	$290	$1,176	$853	$151	$172	$1,176

Investment grade	81%	69%	84%
Noninvestment grade	19%	31%	16%

TXU Corp. is exposed to credit risk related to its long-term hedging program. Of the transactions in the hedge program, over 90% of the volumes are with counterparties with an A credit rating or better, with the remainder at least investment grade.

TXU Corp. had credit exposure to one counterparty having an exposure greater than 10% of the net exposure of $1.2 billion at March 31, 2006. This counterparty represented 12% of the net exposure. TXU Corp. views its exposure with this counterparty to be within an acceptable level of risk tolerance. Additionally, approximately 73% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC, the NRC, the EPA and the TCEQ, with respect to:

•	allowed prices;

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	TXU Corp.’s ability to attract and retain profitable customers;

•	delays in implementing any future price-to-beat fuel factor adjustments;

•	changes in wholesale electricity prices or energy commodity prices;

•	unanticipated changes in market heat rates in the Texas electricity market;,

•	TXU Corp.’s ability to effectively hedge against changes in commodity prices and market heat rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Corp.’s financial instruments;

•	changes in technology used by and services offered by TXU Corp.;

•	significant changes in TXU Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to TXU Corp.;

•	actions by credit rating agencies;

•	the ability of TXU Corp. to implement cost reduction initiatives; and

•	with respect to TXU Corp.’s new publicly announced lignite/coal generation capacity development program, more specifically, TXU Corp.’s ability to fund such investments, delays in approval of, or failure to obtain, air and other environmental permits, changes in competitive market rules, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity in Texas, the ability of TXU Corp. to attract and retain skilled labor for planning and constructing new generating units, changes in wholesale electricity prices or energy commodity prices, changes in the cost and availability of materials necessary for the construction program and the ability of TXU Corp. to manage the significant construction program to a timely conclusion with limited cost overruns.

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

Item 4. CONTROLS AND PROCEDURES.

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

Item 1. LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 6 regarding legal proceedings.

Item 1A. RISK FACTORS.

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2005 Form 10-K. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2005 Form 10-K.

TXU Corp.’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, TXU Corp.’s business and/or results of operations.

TXU Corp.’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including the deregulation of the production and sale of electricity. TXU Corp. will need to adapt to these changes. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted in, and may continue to result in, declines in customer counts and sales volumes.

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

TXU Corp.’s revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in commodity prices, such as natural gas, and decreases in market heat rates.

TXU Corp. is not guaranteed any rate of return on its capital investments in competitive businesses. TXU Corp. markets and trades power and gas, including power from its own production facilities, as part of its wholesale markets management operation. TXU Corp.’s results of operations are likely to depend in large part upon market prices for electricity, gas, lignite and coal in its regional market and other competitive markets and upon prevailing retail rates, which are set in part by regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. As a result of Hurricane Katrina, such pressures in September and October of 2005 played a role in TXU Energy Holdings’ decision to moderate the implementation of a price increase in November and December 2005 and to voluntarily not raise its price-to-beat rate from January 1, 2006 through April 1, 2006.

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

Volatility in market prices for fuel and electricity may result from the following:

•	severe or unexpected weather conditions,

•	seasonality,

•	changes in electricity and fuel usage,

•	illiquidity in the wholesale power or other markets,

•	transmission or transportation constraints, inoperability or inefficiencies,

•	availability of competitively priced alternative energy sources,

•	changes in supply and demand for energy commodities,

•	changes in power production generation and market heat rates,

•	outages at TXU Corp.’s power generation facilities or those of its competitors,

•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state, local and foreign energy, environmental and other regulation and legislation.

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

TXU Corp.’s growth strategy, including its investment in lignite/coal generation facilities, may not be executed as planned which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of TXU Corp.’s growth strategy will be successful. As discussed below, TXU Corp’s growth strategy is dependent upon many factors. Unanticipated changes in laws, regulations, markets, costs or other factors could negatively impact the execution of TXU Corp.’s growth strategy, including causing management to change the strategy. Even if TXU Corp. is able to execute its growth strategy, it may take longer than expected at costs higher than expected.

With respect to TXU Corp.’s generation capacity development (new build) program, there can be no guarantee that the execution of such program will be successful. While TXU Corp. has vast experience in operating lignite/coal generation facilities, TXU Corp. has limited experience in developing such facilities. To the extent construction is not managed efficiently and to a timely conclusion, cost overruns may occur resulting in the overall program costing significantly more than anticipated. While TXU Corp. believes it can acquire the resources needed to effectively execute its new development program, TXU Corp. is exposed to the risk that it may not be able to attract and retain skilled labor for developing and constructing the new lignite/coal generation facilities.

TXU Corp.’s new build program is subject to changes in laws, regulations and policies that are beyond TXU Corp.’s control. TXU Corp. may not be able to obtain in a timely manner, if at all, all of the permits necessary to develop and operate these new facilities. Also, any unanticipated change in law, regulation or policy regarding commodity prices, power prices, electric competition or lignite/coal generation facilities or other related matters could adversely impact TXU Corp.’s new build program. As a result of recent natural disasters, such as Hurricane Katrina, global warming has received significant media attention. Any unanticipated change in environmental law, regulation or policy, such as regulations of emissions of carbon dioxide, if not implemented in a manner that focuses on technology, incentives and a functioning wholesale market, could adversely impact TXU Corp.’s new build program.

TXU Corp.’s new build program is subject to changes in the Texas electricity market, primarily ERCOT, that are beyond TXU Corp.’s control. If demand growth in Texas is less than expected or if other generation companies build new generation assets in Texas, TXU Corp.’s new build program could impact market prices of power such that the new generation capacity becomes uneconomic. In addition, any unanticipated reduction in wholesale electricity prices, market heat rates and natural gas prices, which could occur for a variety of reasons, could adversely impact TXU Corp.’s new build program. Even if TXU Corp. enters into hedges to reduce such exposures, TXU Corp. would still be subject to the credit risk of its counterparties.

TXU Corp.’s new build program is subject to other risks that are beyond TXU Corp.’s control. For example, TXU Corp. is exposed to the risk that a change in technology for electric generation facilities and/or emissions control technologies may make other generation facilities less costly and more attractive than TXU Corp.’s new lignite/coal facilities. TXU Corp. is also exposed to changes in the cost and availability of materials necessary for the development and construction of the new facilities. TXU Corp. is also exposed to the risk that its contractors may default on their obligations to TXU Corp. and damages received, if any, will not cover TXU Corp.’s losses. In addition, TXU Corp. could be subject to capital markets and bank markets risk, including unanticipated changes in interest rates and lack of capacity, as it proceeds with financing the program.

With respect to TXU Corp.’s capital deployment program for its electric delivery facilities, there can be no guarantee that the execution of such program will be successful. There can be no assurance that the capital investments TXU Corp. intends to make in connection with its electric delivery business will produce the desired reductions in cost and improvements to service and reliability.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Corp. is subject to the risk that the joint venture outsourcing arrangement with Capgemini or other comparable arrangements may not produce the desired cost savings. Should TXU Corp. wish to terminate or modify the arrangements with Capgemini or other providers as a result of cost or quality issues, or if Capgemini or those other providers become financially unable to perform their obligations, TXU Corp. would incur transition costs, which would likely be significant, to switch to another vendor.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (a)
January 1, 2006 – January 31, 2006	—	$—	—	—
February 1, 2006 – February 28, 2006	8,097,526	50.31	8,097,526	—
March 1, 2006 – March 31, 2006	2,010,100	49.75	2,010,100	—

Total	10,107,626	$50.20	10,107,626	11,892,374

(a)	As of May 3, 2006, TXU Corp. has purchased an additional 4,239,589 shares at an average price of $47.25 per share. All of these share purchases were under a November 2005 authorization by TXU Corp.’s board of directors for the purchase of up to 34 million shares between November 2005 and year end 2006. The maximum number of shares that may yet be repurchased under the board authorization is 7,652,785 shares.

Item 6. Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(10)	Material Contracts

10(a)			—	Election of David P. Poole as Executive Vice President and General Counsel of TXU Corp.

10(b)			—	Employment Agreement of David P. Poole, Executive Vice President and General Counsel of TXU Corp.

10(c)	1-12833 Form 8-K (filed April 6, 2006)	10.1	—	Form of Non-Disclosure, Non-Solicitation and Non-Competition Agreement entered into between TXU Corp. and certain executive officers of TXU Corp.

10(d)	1-12833 Form 8-K (filed February 22, 2006)	10.1	—	TXU Salary Deferral Program, as amended and restated, dated February 16, 2006.

10(e)	1-12833 Form 8-K (filed February 22, 2006)	10.2	—	TXU Deferred and Incentive Compensation Plan, as amended and restated, dated February 16, 2006.

10(f)	1-12833 Form 8-K (filed February 22, 2006)	10.3	—	TXU Deferred Compensation Plan for Outside Directors, as amended and restated, dated February 16, 2006.

10(g)	1-12833 Form 8-K (filed February 22, 2006)	10.4	—	TXU Deferred Compensation Plan for Directors of Subsidiaries, as amended and restated, dated February 16, 2006.

10(h)	1-12833 Form 8-K (filed February 22, 2006)	10.5	—	TXU Second Supplemental Retirement Plan, as amended and restated, dated February 16, 2006.

10(i)	1-12833 Form 8-K (filed February 22, 2006)	10.6	—	Determination of the Organization and Compensation Committee of the Board of Directors of TXU Corp., dated February 15, 2006.

(15)	Letter re: Unaudited Interim Financial Information.

15			—	Letter from independent registered public accounting firm as to unaudited interim financial information.

Exhibits	Previously Filed With File Number*	As Exhibit
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31(a)			—	Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David A. Campbell, Executive Vice President and Acting Chief Financial Officer of TXU Corp., pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			—	Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David A. Campbell, Executive Vice President and Acting Chief Financial Officer of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2006.

*	Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU CORP.

By	/s/ Stan Szlauderbach
Stan Szlauderbach Senior Vice President and Controller

Date: May 5, 2006