Form 10-Q
period 2006-08-04
TXU CORP /TX/
filed 2006-08-07
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  √   No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  √   Accelerated filer ____ Non-Accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No √

Common Stock outstanding at August 1, 2006: 461,375,881 shares, without par value.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2005 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp. and its subsidiaries
Commission	Public Utility Commission of Texas
EITF	Emerging Issues Task Force
EITF 02-3	EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities
EPA	US Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 46R	FIN No. 46R (Revised 2003), “Consolidation of Variable Interest Entities”
FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations ― An Interpretation of FASB Statement No. 143”
FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GW	gigawatts
GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002
IRS	US Internal Revenue Service
kWh	kilowatt-hours
market heat rate
Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier (generally gas plants) in generating electricity and is calculated by dividing the wholesale market price of power by the market price of natural gas.

MMBtu	million British thermal units
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
MW	megawatts
MWh	megawatt-hours
NRC	US Nuclear Regulatory Commission
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

PURA	Texas Public Utility Regulatory Act
reference plants	eight new power generation units to be built by subsidiaries of TXU Corp. with a proprietary standardized “reference” plant design and construction planning process
REP	retail electric provider
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SG&A	selling, general and administrative
Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met
TCEQ	Texas Commission on Environmental Quality
TXU Big Brown	TXU Big Brown Company LP, a Texas limited partnership and subsidiary of TXU Energy Holdings, which owns two lignite/coal-fired generation units in Texas
TXU Corp.
Refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context. This Form 10-Q and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Holdings or TXU Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent company for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company.

TXU DevCo
Refers to TXU Generation Development Company LLC, a Delaware limited liability company and holding company subsidiary of TXU Corp., which has been established for the purpose of developing and constructing new lignite/coal-fired generation facilities in Texas. While an affiliate of TXU Energy Holdings, TXU DevCo is not a subsidiary of, or a parent company to, TXU Energy Holdings

TXU Electric Delivery
Refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-Q and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Holdings or TXU Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent company for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company.

TXU Energy Holdings
Refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context. This Form 10-Q and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Holdings or TXU Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent company for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company.

TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.
TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.
TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings
US	United States of America
US GAAP	accounting principles generally accepted in the US
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of TXU Energy Holdings

v

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

TXU CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions of dollars, except per share amounts)

Operating revenues	$2,667	$2,535	$4,971	$4,593

Costs and expenses:
Fuel, purchased power costs and delivery fees	658	960	1,179	1,721
Operating costs	341	359	684	692
Depreciation and amortization	207	189	413	377
Selling, general and administrative expenses	181	177	370	359
Franchise and revenue-based taxes	87	81	174	165
Other income (Note 14)	(42)	(18)	(55)	(69)
Other deductions (Note 14)	221	33	221	38
Interest income	(11)	―	(20)	(19)
Interest expense and related charges (Note 15)	218	189	431	384
Total costs and expenses	1,860	1,970	3,397	3,648

Income from continuing operations before income taxes	807	565	1,574	945

Income tax expense	310	182	561	155

Income from continuing operations	497	383	1,013	790

Income (loss) from discontinued operations, net of tax effect (Note 4)	―	(4)	60	11

Net income	$497	$379	$1,073	$801

Preference stock dividends	―	4	―	10

Net income available to common shareholders	$497	$375	$1,073	$791

Average shares of common stock outstanding (millions):
Basic	458	476	461	476
Diluted	465	486	470	486

Per share of common stock - Basic:
Income from continuing operations	$1.08	$0.81	$2.20	$1.66
Preference stock dividends	―	(0.01)	―	(0.02)
Net income from continuing operations available for common stock	1.08	0.80	2.20	1.64
Discontinued operations, net of tax effect	―	(0.01)	0.13	0.02
Net income available for common stock	$1.08	$0.79	$2.33	$1.66

Per share of common stock - Diluted:
Income from continuing operations	$1.07	$0.72	$2.16	$0.60
Preference stock dividends	―	(0.01)	―	(0.02)
Net income from continuing operations available for common stock	1.07	0.71	2.16	0.58
Discontinued operations, net of tax effect	―	(0.01)	0.13	0.02
Net income available for common stock	$1.07	$0.70	$2.29	$0.60

Dividends declared	$0.413	$0.281	$0.826	$0.563

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(millions of dollars)

Components related to continuing operations:

Income from continuing operations	$497	$383	$1,013	$790

Other comprehensive income (loss):

Minimum pension liability adjustments (net of tax expense of $─, $9, $─ and $─)	─	16	─	─

Cash flow hedges:
Net change in fair value of derivatives held at end of period (net of tax benefit (expense) of $44, $1, $(16) and $(7)) (See Note 12)	(83)	(2)	30	13
Derivative value net losses related to hedged transactions settled during the period and reported in net income (net of tax benefit of $6, $11, $6 and $22)	12	21	11	41
Total effect of cash flow hedges	(71)	19	41	54

Comprehensive income from continuing operations	426	418	1,054	844

Comprehensive income (loss) from discontinued operations	─	(4)	60	11

Comprehensive income	$426	$414	$1,114	$855

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(millions of dollars)
Cash flows - operating activities:
Income from continuing operations	$1,013	$790
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	444	407
Deferred income taxes and investment tax credits - net	319	4
Impairment of natural gas-fired generation plants	198	―
Inventory write-off related to natural gas-fired generation plants	3	―
Net effect of unrealized mark-to-market valuations	(29)	(18)
Charge (credit) related to impaired leases	2	(12)
Net gain from sale of assets	(24)	(25)
Gain on contract settlement	(26)	―
Change in regulatory-related liabilities	―	(41)
Litigation settlement accrual	1	(35)
Charge related to coal contract counterparty claim	―	12
Net equity loss from unconsolidated affiliate	7	―
Stock-based compensation expense	9	15
Bad debt expense	30	19
Changes in operating assets and liabilities	(43)	(522)
Cash provided by operating activities from continuing operations	1,904	594

Cash flows - financing activities:
Issuances of securities:
Long-term debt	100	71
Common stock	180	4
Retirements/repurchases of securities:
Equity-linked debt	(179)	(31)
Long-term debt	(1,346)	(92)
Common stock	(865)	(530)
Preference stock	―	(300)
Change in notes payable:
Commercial paper	905	―
Banks	800	1,110
Cash dividends paid:
Common stock	(384)	(274)
Preference stock	―	(11)
Debt premium, discount, financing and reacquisition expenses	(17)	(29)
Cash used in financing activities from continuing operations	(806)	(82)

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(millions of dollars)
Cash flows - investing activities:
Capital expenditures	(825)	(507)
Nuclear fuel	(30)	(26)
Purchase of lease trust	(69)	―
Proceeds from pollution control revenue bonds deposited with trustee	(99)	―
Proceeds from sales of nuclear decommissioning trust fund securities	144	95
Investments in nuclear decommissioning trust fund securities	(151)	(102)
Investment in unconsolidated affiliate	(15)	―
Other	(17)	30
Cash used in investing activities from continuing operations	(1,062)	(510)

Discontinued operations:
Cash used in operating activities	(1)	(21)
Cash used in investing activities	―	(2)
Cash used in discontinued operations	(1)	(23)

Net change in cash and cash equivalents	35	(21)
Cash and cash equivalents - beginning balance	37	106
Cash and cash equivalents - ending balance	$72	$85

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$72	$37
Restricted cash	43	54
Trade accounts receivable — net	1,015	1,328
Income taxes receivable	―	14
Inventories	385	364
Commodity contract assets	607	1,603
Cash flow hedge and other derivative assets	89	65
Accumulated deferred income taxes	645	717
Margin deposits related to commodity positions	70	247
Other current assets	164	129
Total current assets	3,090	4,558

Restricted cash	120	16
Investments	667	643
Property, plant and equipment — net	17,524	17,192
Goodwill	542	542
Regulatory assets — net	1,775	1,826
Commodity contract assets	197	338
Cash flow hedge and other derivative assets	316	75
Other noncurrent assets	391	349

Total assets	$24,622	$25,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable:
Commercial paper	$1,263	$358
Banks	1,240	440
Long-term debt due currently	169	1,250
Trade accounts payable	811	1,026
Commodity contract liabilities	637	1,481
Cash flow hedge and other derivative liabilities	65	275
Margin deposits related to commodity positions	54	357
Other current liabilities	977	1,163
Total current liabilities	5,216	6,350

Accumulated deferred income taxes	3,955	3,697
Investment tax credits	374	384
Commodity contract liabilities	346	516
Cash flow hedge and other derivative liabilities	477	91
Long-term debt, less amounts due currently	10,872	11,332
Other noncurrent liabilities and deferred credits	2,793	2,694
Total liabilities	24,033	25,064

Commitments and Contingencies (Note 9)

Shareholders’ equity (Note 8):
Common stock without par value: Authorized shares: 1,000,000,000
Outstanding shares: 461,613,546 and 470,845,978	5	5
Additional paid-in capital	1,217	1,840
Retained deficit	(472)	(1,168)
Accumulated other comprehensive loss	(161)	(202)
Total shareholders’ equity	589	475
Total liabilities and shareholders’ equity	$24,622	$25,539

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — TXU Corp. is a holding company whose operations are conducted principally through TXU Electric Delivery and subsidiaries of TXU Energy Holdings. TXU Energy Holdings is a holding company whose subsidiaries are engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities primarily in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas. TXU DevCo and its subsidiaries are engaged in the development of new lignite/coal-fired generation facilities in Texas.

TXU Corp. has two reportable segments: the TXU Energy Holdings segment (which includes TXU DevCo’s activities) and the TXU Electric Delivery segment. (See Note 13 for further information concerning reportable business segments.)

Basis of Presentation— The condensed, consolidated financial statements of TXU Corp. have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2005 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain reclassifications have been made to conform prior period data to current period presentation. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2005 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

A realignment of the wholesale energy operations was completed effective January 1, 2006. Under the realignment, management of wholesale purchases and sales of power for purposes of balancing power supply and demand was segregated from the buying and selling of power for trading purposes. Previously, all wholesale power purchases and sales were managed in aggregate under a “portfolio management” structure, as the primary activity was energy balancing, and all wholesale activity utilized (and continues to utilize) contracts for physical delivery. Financial derivative instruments, as are common in natural gas markets, are not as readily available in the Texas power market. The realignment reflects an expectation of a growing market for power trading in Texas. Under the previous structure, all purchases and sales scheduled with ERCOT for delivery were reported gross in the income statement, and “booked-out” sales and purchases (agreement with the counterparty to net settle before scheduling for delivery) were reported net. Effective with the January 1, 2006 realignment and consistent with reporting for the first quarter of 2006, those contracts that are separately managed as a trading book and scheduled for physical delivery are reported net upon settlement in accordance with existing accounting rules (EITF 02-03). All transactions reported net, including booked-out contracts, are reported as a component of revenues. Gross revenues from power trading activities in 2006 totaled approximately $291 million in the second quarter and $641 million year-to-date.

Also, as previously disclosed, TXU Corp. reviewed its reporting of ERCOT power balancing transactions. These transactions represent wholesale purchases and sales of power for real-time balancing purposes as measured in 15-minute intervals. As is industry practice, these purchases and sales with ERCOT, as the balancing energy clearinghouse agent, are reported net. TXU Corp. has historically reported the net amount as a component of purchased power cost, as its retail load had exceeded baseload generation. The amount had consistently represented a net purchase of power prior to 2005. With TXU Corp.’s generation increasingly exceeding its retail load, the net balancing activity has more recently generally resulted in net sales of power. TXU Corp. believes that presentation of this activity as a component of revenues more appropriately reflects TXU Corp.’s market position. Accordingly, consistent with reporting for the first quarter of 2006, net power balancing transactions are reported in revenues and the prior years’ amounts have been reclassified. The amount reported in revenues for the second quarter of 2006 totaled $32 million in net purchases and for the year-to-date period totaled $26 million in net sales. The amounts reclassified for the second quarter and year-to-date periods of 2005 totaled $49 million and $66 million in net sales, respectively.

Stock Split— All common stock share and per share amounts reflect a two-for-one stock split completed in December 2005.

Discontinued Businesses─ Note 4 presents detailed information regarding the effects of discontinued businesses, the results of which have been classified as discontinued operations.

Use of Estimates— Preparation of TXU Corp.’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current period.

Purchase of Lease Trust Interest — As previously disclosed, in December 2005 a subsidiary of TXU Corp. entered into an agreement to purchase, for $69 million in cash, the owner participant interest in a trust established to lease combustion turbines to another subsidiary of TXU Corp. The trust is a variable interest entity, and in accordance with FIN 46R, the trust was consolidated at December 31, 2005, with the trust’s combustion turbine assets and related debt recorded at estimated fair market values of $35 million and $96 million, respectively. The transaction was closed on March 31, 2006. In the fourth quarter of 2005, TXU Corp. recorded an extraordinary loss of $50 million (net of a $28 million tax benefit) for the excess of the purchase price over the fair value of the trusts’ net assets, net of the reversal of a previously established liability of $59 million related to the combustion turbine lease.

Earnings Per Share ─ Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potential issuances of common shares under certain securities and employee incentive arrangements.

Second quarter and year-to-date 2005 diluted earnings per share were reduced by $0.07 and $1.02, respectively, due to certain effects of the November 2004 accelerated share repurchase program. In November 2004, TXU Corp. entered into an agreement with a broker-dealer counterparty under which TXU Corp. repurchased and retired 105 million shares of its outstanding common stock for an initial price totaling $3.4 billion. Under the agreement, the counterparty immediately borrowed shares that were sold to and canceled by TXU Corp. and in turn purchased shares in the open market over a subsequent time period. The agreement was therefore subject to a contingent purchase price adjustment based on the actual price of the shares purchased by the counterparty. Because TXU Corp. intended to settle in cash the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program (the true-up), accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in the estimated fair value of the true-up liability, which totaled $36 million and $498 million for the 2005 second quarter and year-to-date periods, respectively. In May 2005, TXU Corp. paid $523 million (including related fees and expenses) in cash to the counterparty in full settlement of the transaction. The counterparty had repurchased the shares at an average price per share of $36.91.

Changes in Accounting Standards — In July 2006, the FASB issued FIN 48. FIN 48 provides clarification of the accounting for uncertainty in income taxes in accordance with SFAS 109 and requires disclosure of tax benefits taken that do not qualify for financial statement recognition. FIN 48 is effective for fiscal years beginning after December 15, 2006. TXU Corp. is currently evaluating the potential impact of this standard.

2.	IMPAIRMENT OF NATURAL GAS-FIRED GENERATION PLANTS

TXU Corp. evaluates long-lived assets for impairment in accordance with the requirements of SFAS 144, which provides that long-lived assets should be tested for recovery whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In consideration of the new lignite/coal-fired generation plant development program, among other factors, TXU Corp. determined that it is more likely than not that its gas-fired generation plants, which have generally been operated to meet peak demands for power, will be sold or otherwise disposed of before the end of their previously estimated useful lives and should be tested for impairment as an asset group. As a result, it was determined that an impairment existed, and a charge of $198 million ($129 million after-tax) was recorded in the second quarter of 2006 to write down the assets to fair value, which was determined based on discounted estimated future cash flows. Future cash flow expectations are subject to considerable estimation, including forecasts of future natural gas prices and market heat rates. Further, the form and timing of usage and ultimate disposition of the plants is uncertain. Because of the highly judgmental nature of key assumptions and potential volatility of market conditions, the estimate of impairment is subject to future changes. The impairment was reported in other deductions in the Condensed Statements of Consolidated Income and included in the results of the TXU Energy Holdings segment.

3.	TEXAS MARGIN TAX

In May 2006, the Texas legislature enacted a new law that reforms the Texas franchise tax system and replaces it with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. TXU Corp. conducts significant operations through Texas limited partnerships that will become subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for accounting purposes, is January 1, 2008 for calendar year-end companies, and the computation of tax liability will be based on 2007 revenues as reduced by certain deductions.

In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, TXU Corp. estimated and recorded a net charge to deferred tax expense of $41 million in the second quarter of 2006, essentially all of which was reported in the TXU Energy Holdings segment. The estimate is based on the Texas margin tax law in its current form and the current guidance issued by the Texas Comptroller of Public Accounts (Comptroller). TXU Corp. expects the law to be amended in the next Texas legislative session beginning in January 2007 and for the Comptroller to issue further guidance. TXU Corp. will monitor these developments and make appropriate changes to its estimate.

4.	DISCONTINUED OPERATIONS

Results from discontinued operations in 2006 consist of a net $60 million benefit recorded in the first quarter, substantially all of which represented a reversal of a TXU Gas income tax reserve due to favorable resolution of an IRS audit matter relating to a business sold in 2000. (Also see discussion in Note 9 under “Income Tax Contingencies.”) Results from discontinued operations in 2005 totaled $4 million in after-tax expense in the second quarter and a net after-tax credit of $11 million year-to-date. The amounts in both periods primarily consisted of adjustments to the sales price of the TXU Gas business, which was disposed of in October 2004, arising from changes in estimates of working capital sold. The amounts in both periods also included the results of a discontinued business as presented below.

Discontinued operations in 2005 included the results of the Pedricktown, New Jersey power production business sold in July 2005 as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Operating revenues	$6	$12
Operating costs and expenses	7	14
Operating loss before income taxes	(1)	(2)
Income tax benefit	―	―
Charges related to exit (after-tax)	―	(2)
Loss from discontinued operations	$(1)	$(4)

5.	TAX BENEFIT RELATED TO TXU EUROPE

A net income tax expense of $155 million for the six months ended June 30, 2005 includes $138 million in additional tax benefit recorded in the first quarter of 2005 related to the 2002 TXU Europe worthlessness deduction. The tax benefit reflects identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe. Also see Note 9 regarding income tax contingencies.

6.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables— Subsidiaries of TXU Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). The current program is subject to renewal in June 2008.

As of June 30, 2006, the program funding was $700 million, which is the maximum amount currently available under the program. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the customer deposits if TXU Energy Holdings’ fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Holdings’ coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Holdings’ coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $114 million at June 30, 2006, did not affect funding availability at that date as TXU Energy Holdings’ coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable was $230 million and $201 million at June 30, 2006 and December 31, 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $18 million and $9 million for the six-month periods ending June 30, 2006 and 2005, respectively, and approximated 5.4% and 3.7% for the first six months of 2006 and 2005, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fees, which totaled approximately $2 million in the first six months of both 2006 and 2005, compensate TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The June 30, 2006 consolidated balance sheet includes $930 million face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery sold to TXU Receivables Company, such amount having been reduced by $700 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $29 million for the six months ended June 30, 2006 and decreased $11 million for the six months ended June 30, 2005. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005

Cash collections on accounts receivable	$3,705	$3,213
Face amount of new receivables purchased	(3,763)	(3,144)
Discount from face amount of purchased receivables	20	11
Program fees paid	(18)	(9)
Servicing fees paid	(2)	(2)
Increase (decrease) in subordinated notes payable	29	(58)
Operating cash flows used by (provided to) TXU Corp. under the program	$(29)	$11

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

Trade Accounts Receivable—
	June 30,	December 31,
	2006	2005
Gross trade accounts receivable	$1,738	$2,035
Undivided interests in accounts receivable sold by TXU
Receivables Company	(700)	(671)
Allowance for uncollectible accounts related to undivided interests in
receivables retained	(23)	(36)
Trade accounts receivable ― reported in balance sheet	$1,015	$1,328

Gross trade accounts receivable at June 30, 2006 and December 31, 2005 included unbilled revenues of $591 million and $494 million, respectively.

Allowance for Uncollectible Accounts Receivable —
	2006	2005

Allowance for uncollectible accounts receivable as of January 1	$36	$16
Increase for bad debt expense	30	19
Decrease for account write-offs	(41)	(31)
Changes related to receivables sold	13	19
Other (a)	(15)	15
Allowance for uncollectible accounts receivable as of June 30	$23	$38

(a)	Reflects an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. See Note 14.

Allowances related to undivided interests in receivables sold are reported in current liabilities and totaled $18 million and $30 million at June 30, 2006 and December 31, 2005, respectively.

7.	SHORT-TERM AND LONG-TERM DEBT

Short-term Borrowings — At June 30, 2006, subsidiaries of TXU Corp. had outstanding short-term borrowings consisting of commercial paper of $1.3 billion with a weighted average interest rate of 5.47% at the end of the period and bank borrowings under credit facilities of $1.2 billion with a weighted average interest rate of 5.74% at the end of the period. At December 31, 2005, subsidiaries of TXU Corp. had outstanding short-term borrowings consisting of commercial paper of $358 million with a weighted average interest rate of 4.49% at the end of the period and bank borrowings under the credit facilities of $440 million with a weighted average interest rate of 4.86% at the end of the period.

Under the commercial paper programs, TXU Energy Holdings and TXU Electric Delivery may issue up to $2.4 billion and $1.0 billion, respectively, of these securities. These programs are supported by existing credit facilities.

Credit Facilities— At June 30, 2006, subsidiaries of TXU Corp. had access to credit facilities with the following terms:

		At June 30, 2006
Authorized	Maturity	Facility	Letters of	Cash
Borrowers	Date	Limit	Credit	Borrowings	Availability
TXU Energy Holdings	May 2007	$1,500	$ ―	$ ―	$1,500
TXU Energy Holdings, TXU Electric Delivery	June 2008	1,400	505	180	715
TXU Energy Holdings, TXU Electric Delivery	August 2008	1,000	―	495	505
TXU Energy Holdings, TXU Electric Delivery	March 2010	1,600	500	280	820
TXU Energy Holdings, TXU Electric Delivery	June 2010	500	―	240	260
TXU Energy Holdings	December 2009	500	455	45	―
Total		$6,500	$1,460	$1,240	$3,800

In May 2006, TXU Energy Holdings entered into a new $1.5 billion 364-day credit facility with terms comparable to its existing facilities.

The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit.

In addition, TXU Energy Holdings and TXU Electric Delivery have a $25 million joint uncommitted line of credit facility and a $50 million joint uncommitted line of credit facility without an expiration date that expires on December 31, 2006. The terms of these facilities are generally consistent with existing credit facilities, except that funding remains at the discretion of the lenders. As of June 30, 2006, there were no outstanding borrowings under these facilities.

All letters of credit and cash borrowings under the credit facilities as of June 30, 2006 are the obligations of TXU Energy Holdings. Outstanding commercial paper supported by these facilities totaled $671 million for TXU Energy Holdings and $592 million for TXU Electric Delivery as of June 30, 2006.

Long-term debt — At June 30, 2006 and December 31, 2005, the long-term debt of TXU Corp. consisted of the following:

	June 30,	December 31,
	2006	2005
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a) (b)	―	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a) (b)	―	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a) (c)	―	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.980% Floating Series 2001A due October 1, 2030 (d)	71	71
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
4.020% Floating Series 2001D due May 1, 2033 (d)	268	268
5.350% Floating Taxable Series 2001I due December 1, 2036(d)	62	62
3.980% Floating Series 2002A due May 1, 2037(d)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	―

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.125% Fixed Senior Notes due March 15, 2008(e)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.920% Floating Rate Senior Notes due January 17, 2006 (Interest rate in effect at December 31, 2005)	―	400
Capital lease obligations	101	103
Fair value adjustments related to interest rate swaps	8	9
Total TXU Energy Holdings	$2,950	$3,456

	June 30,	December 31,
	2006	2005
TXU Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015(e)	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007(e)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(16)	(17)
Sub-total	3,034	3,033

TXU Electric Delivery Transition Bond Company LLC:(g)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	23	44
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	189	215
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total TXU Electric Delivery Transition Bond Company LLC	1,120	1,167
Total TXU Electric Delivery	4,154	4,200

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	85	91
9.580% Fixed Notes due in semiannual installments through December 4, 2019	65	65
8.254% Fixed Notes due in quarterly installments through December 31, 2021	60	62
5.949% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized premium	5	5
Total US Holdings	234	242

TXU Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008(e)	200	200
6.375% Fixed Senior Notes Series J due June 15, 2006	―	683
4.446% Fixed Senior Notes Series K due November 16, 2006	50	50
5.800% Fixed Senior Notes Series M due May 16, 2008 (h)	―	179
4.800% Fixed Senior Notes Series O due November 15, 2009(e)	1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014(e)	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024(e)	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022	104	109
6.577% Floating Convertible Senior Notes due July 15, 2033(f)	25	25
Fair value adjustments related to interest rate swaps	(167)	(53)
Unamortized discount	(9)	(9)
Total TXU Corp.	3,703	4,684

Total TXU Corp. consolidated	11,041	12,582
Less amount due currently	(169)	(1,250)
Total long-term debt	$10,872	$11,332

(a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b) Repurchased on May 1, 2006 for remarketing at a later date.
(c) Repurchased on June 19, 2006 for remarketing at a later date.
(d) Interest rates in effect at June 30, 2006. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(e) Interest rates swapped to variable on $2.8 billion of $3.9 billion aggregate principal amount.
(f) Interest rates in effect at June 30, 2006.
(g) These bonds are nonrecourse to TXU Electric Delivery.
(h) Equity-linked.

Debt Issuances and Retirements in 2006— In June 2006, upon the scheduled mandatory tender date, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1995B with an aggregate principal amount of $114 million at a price of 100% of the principal amount thereof. TXU Energy Holdings currently plans to remarket the bonds later this year.

In May 2006, upon the scheduled mandatory tender date, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994B and 1995A with aggregate principal amounts of $39 million and $50 million, respectively, at a price of 100% of the principal amounts thereof. TXU Energy Holdings currently plans to remarket these bonds later this year.

In May 2006, the equity-linked Series M Senior Notes with an aggregate principal amount of $179 million were remarketed to fund the settlement of the associated common stock purchase contracts. TXU Corp. participated in the remarketing and purchased all of the outstanding Series M Senior Notes at a price of 100.5% of par and immediately retired the notes resulting in a loss on retirement of $1 million.

In March 2006, TXU Energy Holdings issued the Brazos River Authority Series 2006 Pollution Control Revenue Bonds with an aggregate principal amount of $100 million. The bonds have a fixed interest rate of 5.0% and mature in March 2041. Net proceeds of $99 million (face amount less issuance expenses) from the issuance are held in a trust and are classified as restricted cash. Amounts in the trust earn interest that is also reported as restricted cash. Such proceeds will be released to TXU Energy Holdings by the trust at such time documentation of qualified expenditures are presented and approved by the trustee.

Other retirements of long-term debt in 2006 totaling $1.1 billion represented payments at scheduled maturity dates and included $683 million of TXU Corp. senior notes and $400 million of TXU Energy Holdings senior notes.

Fair Value Hedges — TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At June 30, 2006, $2.8 billion of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2024. These swaps qualified for and have been designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the hedges are 100% effective).

Long-term debt fair value adjustments —

June 30, 2006
Long-term debt fair value adjustments related to interest rate swaps at beginning of period ― net reduction in debt carrying value	$(44)
Fair value adjustments during the period	(110)
Amortization of net gains on settled fair value hedges (a)	(5)
Long-term debt fair value adjustments at end of period ― net reduction in debt carrying value (net out-of-the-money value of swaps)	$(159)
______________________

(a)	Net value of settled in-the-money fixed-to-variable swaps that is being amortized as a reduction to interest expense over the remaining life of the associated debt. Amount is pretax.

Any changes in open (unsettled) swap fair values reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

8.	SHAREHOLDERS’ EQUITY

Declaration of dividend─ At its May 2006 meeting, the board of directors of TXU Corp. declared a quarterly dividend of $0.4125 a share, which was paid on July 3, 2006 to shareholders of record at June 2, 2006. At its February 2006 meeting, the board of directors of TXU Corp. declared a quarterly dividend of $0.4125 a share, which was paid on April 3, 2006 to shareholders of record at March 3, 2006.

Dividend Restrictions — At June 30, 2006, there were no material restrictions on TXU Corp.’s ability to pay regular quarterly dividends. To pay these dividends, TXU Corp. depends, in part, on the dividends it receives from its subsidiaries.

Common Stock Repurchases and Issuances — In November 2005, the TXU Corp. board of directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. Under this authority, TXU Corp. repurchased and retired 12 million shares in November 2005 and 16 million shares during the six months ended June 30, 2006 at an average price of $49.51 and $50.03 per share, respectively, (including related fees and expenses). Between June 30, 2006 and July 25, 2006, TXU Corp. repurchased an additional 241,000 shares at an average price of $59.93 per share (including related fees and expenses). As of July 25, 2006, approximately 28.6 million of the 34 million shares authorized have been repurchased.

In May 2006, TXU Corp. settled the purchase contracts associated with its remaining equity-linked debt securities. In connection with the settlement, TXU Corp. issued 5.7 million shares of common stock, resulting in increased additional paid-in capital of $180 million.

In May 2006, TXU Corp. issued an additional 1.4 million shares under its long-term incentive compensation plan. The fair value of the share-based awards under the plan is determined at grant date and amortized to expense over the applicable vesting period with an offsetting credit to additional paid-in capital.

The increase in additional paid-in capital in 2006 also reflects the excess tax benefit arising from the distribution date value of the share-based awards exceeding the reported compensation expense.

The following table presents the changes to common stock equity during the six months ended June 30, 2006:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity

Balance at December 31, 2005	$5	$1,840	$(1,168)	$(202)	$475
Common stock issuances	─	180	─	─	180
Common stock repurchases	─	(865)	─	─	(865)
Net effects of cash flow hedges	─	─	─	41	41
Dividends	─	─	(380)	─	(380)
Net income	─	─	1,073	─	1,073
Effects of incentive compensation plans	─	50	─	─	50
Special allocation to Thrift Plan by LESOP trustee	─	5	─	─	5
Other	─	7	3	─	10
Balance at June 30, 2006	$5	$1,217	$(472)	$(161)	$589

9.    COMMITMENTS AND CONTINGENCIES

Generation Development Program — In April 2006, TXU Corp. announced a plan for the development and construction of 11 new lignite/coal-fired power generation facilities in Texas. The expected online dates of the units run from March 2009 through mid-2010. To facilitate meeting this timeline, subsidiaries of TXU Corp. have placed orders for critical long lead-time equipment, principally boilers and turbine generators, prior to securing final air permits from the TCEQ. Cancellation costs related to these orders and the Oak Grove and Sandow engineering, procurement and construction agreements totaled approximately $320 million at June 30, 2006. This amount could be reduced by recovery values related to the assets acquired and for owned assets that are intended to be utilized in the program.

Guarantees — As discussed below, TXU Corp. has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Accounting rules require the recording of a liability for the fair value of guarantees entered into or modified subsequent to December 31, 2002.

Disposed TXU Gas operations — In connection with the TXU Gas transaction in October 2004, TXU Corp. agreed, for a period of three years from the disposition date, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Corp. is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Corp. is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Corp. would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. In each case, TXU Corp.’s indemnification is limited to 10 years from the disposition date. The maximum aggregate amount that TXU Corp. may be required to pay is $1.925 billion. The estimated fair value of the indemnification recorded upon completion of the TXU Gas transaction was $2.5 million. To date, TXU Corp. has not been required to make any payments to Atmos Energy Corporation under this indemnity obligation and no such payments are currently anticipated.

In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is guaranteed by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $105 million. No claims have been asserted under the guarantee and none are currently anticipated. TXU Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

Letters of credit— At June 30, 2006, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $471 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter transactions related to the long-term hedging program, and for miscellaneous credit support requirements. As of June 30, 2006, approximately 77% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years. Additionally, TXU Energy Holdings had outstanding letters of credit under its revolving credit facilities in the amount of $500 million at June 30, 2006 to support TXU DevCo’s hedge transactions under the long-term hedging program.

Further, TXU Energy Holdings has outstanding letters of credit under its revolving credit facilities totaling $455 million at June 30, 2006 to support existing floating rate pollution control revenue bond debt of  $446 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2009.

Residual value guarantees in operating leases— TXU Corp. is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At June 30, 2006, the aggregate maximum amount of residual values guaranteed was approximately $129 million with an estimated residual recovery of approximately $126 million. These leased assets consist primarily of mining equipment, rail cars and vehicles. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately seven years.

Indebtedness guarantee — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At June 30, 2006, the balance of the indebtedness was $125 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Income Tax Contingencies— TXU Corp. and certain of its subsidiaries are currently under audit by the IRS with respect to tax returns for various tax periods as discussed below, and are subject to audit by other taxing authorities and by the IRS for subsequent tax periods. The amount and timing of any tax assessments resulting from these audits are uncertain, and could have a material effect on TXU Corp.’s liquidity and results of operations. Certain audit matters as to which management believes there is a reasonable possibility of a material future tax assessment are discussed below.

TXU Corp. 1997-2002 Audit— The IRS is currently examining TXU Corp.’s federal income tax returns for 1997-2002. A tax basis step-up of a business that occurred at ENSERCH Corporation prior to its acquisition by TXU Corp. in 1997 resulted in a TXU Corp. audit issue as a result of the 2000 sale of the business. The issue was resolved in the first quarter of 2006, and a reserve of $62 million was released. (See Note 4) In addition to proposed adjustments with respect to the worthlessness of TXU Corp.’s investment in TXU Europe (discussed separately below), the IRS has issued notices of proposed adjustment with respect to several other items. The IRS is expected to complete its examination before the fourth quarter of 2006. TXU Corp. expects to protest a number of adjustments, and expects that the protested issues will not be resolved until after 2006. Management believes that tax reserves recorded for potential adjustments to TXU Corp.’s 1997-2002 tax returns are adequate to provide for the expected outcome of the IRS’s proposed adjustments.

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

TXU Gas (formerly ENSERCH Corporation) Audits—- The IRS audits of the 1993 and 1994-1997 ENSERCH tax returns have been closed. See discussion above concerning the TXU Corp. 1997-2002 audit.

TXU Europe— On its US federal income tax return for calendar year 2002, TXU Corp. claimed an ordinary loss deduction related to the worthlessness of TXU Corp.’s investment in TXU Europe, the tax benefit of which is estimated to be $983 million (assuming the deduction is sustained on audit). Due to a number of uncertainties regarding the proper tax treatment of the worthlessness loss, no portion of the tax benefit related to TXU Corp.’s 2002 write-off of its investment in TXU Europe was recognized in income prior to the second quarter of 2004.

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

If TXU Corp.’s ordinary loss deduction claimed on the 2002 tax return is not sustained, TXU Corp. would be required to repay approximately $480 million in tax refunds previously received (including interest) based on the assumptions used to determine the tax benefits recognized after receipt of the notice of proposed adjustments, and before taking into account other potential IRS adjustments to TXU Corp.’s 1997-2002 tax returns. In addition, TXU Corp. would owe additional tax of $118 million related to 2004. These amounts are reported as other noncurrent liabilities on the June 30, 2006 balance sheet. No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment, but currently expects that it would not be made prior to 2007.

TXU Corp. believes that its original tax reporting of the worthlessness of its investment in TXU Europe as an ordinary deduction was proper and intends to protest the IRS’s proposed adjustments. If TXU Corp.’s position is sustained, a credit of approximately $79 million would be recognized in earnings.

Legal Proceedings— On September 6, 2005 a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The complaint alleged violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and purported to assert a claim for alleged breach of fiduciary duty. An amended complaint dropped the claim for breach of fiduciary duty. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the TXU Corp. board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, TXU Corp. management did make a recommendation to the board to reevaluate TXU Corp. dividend policy and the board elected to increase the quarterly dividend. The plaintiffs in the litigation contend that such disclosure in connection with the tender offer was inadequate. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation, TXU Corp. believes the allegations are without merit and that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. Accordingly, TXU Corp. intends to vigorously defend this litigation. A Motion to Dismiss filed by the defendants is pending before the Court.

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, TXU Corp. does not believe there was any basis for the claims made in the Murray Litigation, which has now been settled. A final settlement stipulation was signed and filed with the Court in the Shareholders’ Litigation and the Court has approved the settlement, although certain members of the settlement class who object to the approval of the settlement have appealed the Court’s order approving the settlement. TXU Corp. has cooperated with the SEC and completed the production of the documents requested by the subpoena and has responded to the SEC’s requests for information, including requests for production of additional email data.

Between October 19, 2004 and October 31, 2005, twelve lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as "In re Natural Gas Anti-Trust Cases I, II, III, IV and V." TXU Corp. has filed a Motion to Quash service for lack of personal jurisdiction. While the court has not issued a final order on TXU Corp.’s motion, it indicated in a preliminary hearing that TXU Corp.’s motion would be denied. Discovery has commenced in this litigation. TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit and TXU Corp intends to vigorously defend the lawsuits. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of these actions.

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

On October 23, 2002, a derivative lawsuit was filed by a purported shareholder on behalf of TXU Corp. in the 116th Judicial District Court of Dallas County, Texas. The plaintiff alleged claims including breach of fiduciary duty, breach of duties of loyalty and good faith. Defendants in the suit maintained that the plaintiff in such suit failed to make a demand upon the directors as is required by law and TXU Corp. never agreed to waive the requirements for such a demand nor took any action inconsistent with insistence upon a demand. The defendants filed pleadings seeking to have the case dismissed due to plaintiffs’ failure to make the statutorily required presuit demand, however the Court had not ruled on the requested dismissal when TXU Corp reached an agreement in principle to settle this litigation. A Memorandum of Understanding regarding the proposed settlement was signed by the parties on March 9, 2006. In connection with the settlement, on July 10, 2006 an amended petition was filed in the lawsuit by a plaintiff who currently holds and has held shares of TXU Corp. during the entire period when the suit was pending. The amended petition names as defendants TXU Corp, Erle Nye, Michael J. McNally, J.S. Farrington, William M. Griffin, Kerney Laday, Jack E. Little, Margaret M. Maxey, J.E. Oesterreicher, Charles R. Perry and Herbert H. Richardson. The named individual defendants are current directors and former officers and directors of TXU Corp. The settlement is subject to the execution of mutually agreed settlement documents and submission of the proposed settlement to the Court for approval. A hearing on the proposed settlement is scheduled for August 2006.

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

In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Environmental Contingencies― The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on sulfur dioxide and nitrogen oxide emissions produced by electricity generation plants. The capital requirements of TXU Corp. and its subsidiaries have not been significantly affected by the requirements of the Clean Air Act. In addition, all air pollution control provisions of the 1999 Restructuring Legislation have been satisfied.

TXU Corp. and its subsidiaries must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. TXU Corp. and its subsidiaries are in compliance with all current laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulation is not determinable. The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•
changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters;

•	the identification of sites requiring clean-up or the filing of other complaints in which TXU Corp. or its subsidiaries may be asserted to be potential responsible parties.

10.  PENSION AND OTHER POSTRETIREMENT BENEFITS

Net pension and other postretirement benefit costs for the three and six months ended June 30, 2006 and 2005 are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Components of net pension costs:
Service cost	$11	$8	$21	$19
Interest cost	34	25	68	65
Expected return on assets	(37)	(28)	(73)	(73)
Amortization of unrecognized prior service cost	1	1	1	2
Amortization of net loss	8	5	16	10
Net pension cost	17	11	33	23
Components of net other postretirement benefit costs:
Service cost	3	4	6	7
Interest cost	15	14	30	28
Expected return on assets	(5)	(5)	(10)	(10)
Amortization of unrecognized net transition asset	1	─	1	1
Amortization of unrecognized prior service cost	(1)	(1)	(2)	(2)
Amortization of net loss	7	6	15	12
Net other postretirement benefit cost	20	18	40	36

Net pension and other postretirement benefit costs	37	29	73	59
Less amounts deferred principally as a regulatory asset or property	(21)	(25)	(41)	(29)
Net amounts recognized as expense	$16	$4	$32	$30

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

Regulatory Recovery of Pension and Other Postretirement Benefit Costs— In June 2005, an amendment to PURA relating to pension and other postretirement benefits was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and other postretirement benefit costs for all applicable former employees of the regulated predecessor integrated electric utility (i.e., certain TXU Energy Holdings active and retired employees) related to employee service prior to the unbundling of TXU Corp.'s electric utility business effective January 1, 2002 resulting from the 1999 Restructuring Legislation. The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and other postretirement benefits approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005 TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and postretirement benefit costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset in 2006 totaled $8 million for the quarter and $16 million year-to-date.

11.  COMMODITY CONTRACT ASSETS AND LIABILITIES

Commodity contract assets and liabilities generally arise from changes in the fair value of derivative contracts entered into for commodity price hedging and trading purposes and include mark-to-market values of those derivative contracts that are not accounted for as cash flow hedges as well as contracts for which the “normal” purchase or sale exemption has not been elected under SFAS 133.

Current and noncurrent commodity contract assets totaled $804 million at June 30, 2006 and $1.9 billion at December 31, 2005 and are stated net of applicable credit (collection) and performance reserves totaling $9 million and $12 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Current and noncurrent commodity contract liabilities totaled $983 million at June 30, 2006 and $2.0 billion at December 31, 2005. The balance at June 30, 2006 includes a $109 million ($71 million after-tax) “day one” loss recorded in the second quarter of 2006 associated with a related series of hedge transactions entered into at below market prices. The contracts, the value of which are based on natural gas prices, are intended to hedge exposure to future changes in power prices. The loss was recorded as a reduction of revenues, consistent with other mark-to-market gains and losses, and is included in the results of the TXU Energy Holdings segment. Future changes in fair value of the contracts, to the extent effective, will largely be reflected in other comprehensive income due to designation as cash flow hedges.

12.  CASH FLOW HEDGES UNDER SFAS 133

TXU Corp. experienced net cash flow hedge ineffectiveness gains related to positions held at the end of the period of $144 million and $139 million for the three and six month periods ended June 30, 2006, respectively. For the corresponding quarter and year-to-date periods of 2005, the amounts were less than a million and a $1 million gain, respectively. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net effect totaled $145 million and $144 million in net gains for the three and six month periods ended June 30, 2006, respectively, and $3 million and $6 million in net gains for the three and six month periods ended June 30, 2005, respectively.

As of June 30, 2006, positions accounted for as cash flow hedges reduce exposure to variability of future revenues or purchases through 2011.

Cash flow hedge amounts reported in the statements of consolidated comprehensive income exclude net losses and gains associated with cash flow hedges entered into and settled within the period. These totaled $14 million and $18 million in after-tax net gains for the three and six month periods ended June 30, 2006, respectively, and $2 million in after-tax net gains for both the corresponding periods of 2005.

TXU Corp. expects that $7 million of after-tax net losses related to cash flow hedges included in accumulated other comprehensive net loss will be reclassified into net income during the next twelve months as the related hedged transactions are settled and affect net income. Of this amount, $1 million in gains relate to commodity hedges and $8 million in losses relate to financing-related hedges.

13.	SEGMENT INFORMATION

TXU Corp.’s operations are aligned into two reportable segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

TXU Energy Holdings segment - consists of electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities primarily in Texas. These activities are conducted principally by subsidiaries of TXU Energy Holdings. The results of this segment also include activities to develop new lignite/coal-fired generation facilities in Texas, which are conducted principally by TXU DevCo and its subsidiaries.

TXU Electric Delivery segment - consists of regulated operations involving the transmission and distribution of electricity in Texas.

Corporate and Other - remaining nonsegment operations consisting primarily of discontinued operations, general corporate expenses and interest on debt at the TXU Corp. level.

TXU Corp. evaluates performance based on income from continuing operations. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005

Operating revenues:
TXU Energy Holdings		$2,349		$2,276		$4,359		$4,097
TXU Electric Delivery		604		564		1,166		1,114
Corporate and Other		14		6		27		12
Eliminations		(300)		(311)		(581)		(630)
Consolidated		$2,667		$2,535		$4,971		$4,593

Regulated revenues included in operating revenues:
TXU Energy Holdings	$	―	$	―	$	―	$	―
TXU Electric Delivery		604		564		1,166		1,114
Corporate and Other		―		―		―		―
Eliminations		(284)		(304)		(551)		(615)
Consolidated		$320		$260		$615		$499

Affiliated revenues included in operating revenues:
TXU Energy Holdings		$3		$2		$4		$4
TXU Electric Delivery		284		304		551		615
Corporate and Other		13		5		26		11
Eliminations		(300)		(311)		(581)		(630)
Consolidated	$	―	$	―	$	―	$	―

Income from continuing operations:
TXU Energy Holdings		$461		$345		$981		$548
TXU Electric Delivery		86		86		151		157
Corporate and Other		(50)		(48)		(119)		85
Consolidated		$497		$383		$1,013		$790

No customer provided more than 10% of consolidated revenues.

14.  OTHER INCOME AND DEDUCTIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
Other income:
Gain on contract settlement	$26	$	―	$26	$	―
Net gain on sale of properties and businesses	12		11	24		25
Power services agreement termination fee	―		4	―		4
Insurance recovery of litigation settlement	―		―	―		35
Other	4		3	5		5
Total other income	$42		$18	$55		$69
Other deductions:
Charge for impairment of natural gas-fired generation plants	$198	$	―	$198	$	―
Equity losses in unconsolidated affiliate	7		―	7		―
Charge (credit) related to coal contract counterparty claim	―		―	(12)		12
Inventory write-off related to natural gas-fired generation plants	3		―	3		―
Retirement benefit costs related to discontinued businesses	5		6	10		8
Capgemini outsourcing transition costs	―		3	―		8
Employee severance	―		3	―		2
Charge (credit) related to impaired leases	1		3	2		(12)
Litigation settlements	1		11	1		11
Other	6		7	12		9
Total other deductions	$221		$33	$221		$38

In the second quarter of 2006, TXU Corp. recorded income of $26 million upon the settlement of a contract dispute related to antenna site rentals by a telecommunications company. (Reported in Corporate and Other nonsegment operations.)

Net gain on sale of properties and businesses recorded in the three and six month periods ended June 30, 2006 and 2005 include amortization of the deferred gain on the 2004 sale of the gas transportation business. (Reported in Corporate and Other nonsegment operations.)

In the second quarter of 2005, TXU Corp. recorded income of $35 million for an insurance recovery related to the consolidated amended securities class action lawsuit settled in 2005. (Reported in Corporate and Other nonsegment operations.)

See Note 2 for discussion of impairment of natural gas-fired generation plants. (Reported in the TXU Energy Holdings segment.)

In the first quarter of 2006, TXU Corp. recorded income of $12 million upon the settlement of a claim against a counterparty for nonperformance under a coal contract. A charge in the same amount was recorded in the first quarter of 2005 for losses due to the nonperformance. (Reported in the TXU Energy Holdings segment.)

Amounts recorded in 2005 for impaired leases relate to gas-fired combustion turbines that TXU Corp. has ceased operating for its own benefit. The amounts represent adjustments to the estimated charge of $157 million recorded in 2004 for net liabilities under the leases. (Reported in the TXU Energy Holdings segment.)

15.  SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations—
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenues:
Regulated	$604	$564	$1,166	$1,114
Unregulated	2,363	2,282	4,386	4,109
Intercompany sales eliminations - regulated	(284)	(304)	(551)	(615)
Intercompany sales eliminations - unregulated	(16)	(7)	(30)	(15)
Total operating revenues	2,667	2,535	4,971	4,593
Costs and operating expenses:
Fuel, purchased power costs and delivery fees - unregulated (a)	658	960	1,179	1,721
Operating costs - regulated	194	180	385	362
Operating costs - unregulated	147	179	299	330
Depreciation and amortization - regulated	117	108	231	213
Depreciation and amortization - unregulated	90	81	182	164
Selling, general and administrative expenses - regulated	43	42	90	90
Selling, general and administrative expenses - unregulated	138	135	280	269
Franchise and revenue-based taxes - regulated	59	56	119	114
Franchise and revenue-based taxes - unregulated	28	25	55	51
Other income	(42)	(18)	(55)	(69)
Other deductions	221	33	221	38
Interest income	(11)	―	(20)	(19)
Interest expense and related charges	218	189	431	384
Total costs and operating expenses	1,860	1,970	3,397	3,648
Income from continuing operations before income taxes	$807	$565	$1,574	$945
___________

(a)
Includes cost of fuel consumed of $250 million and $246 million for the three months ended June 30, 2006 and 2005, respectively, and $415 million and $405 million for the six months ended June 30, 2006 and 2005, respectively. The balance in each period represents energy purchased for resale and delivery fees net of intercompany eliminations.

The operations of the TXU Energy Holdings segment are included above as unregulated as the Texas market is open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls (price-to-beat rate).

Interest Expense and Related Charges —
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest	$224	$188	$438	$379
Amortization of debt discounts, premiums and issuance costs	4	5	8	12
Capitalized interest, including debt portion of allowance for borrowed funds
used during construction	(10)	(4)	(15)	(8)
Preferred stock dividends of subsidiaries	―	―	―	1
Total interest expense and related charges	$218	$189	$431	$384

Restricted Cash—
	Balance Sheet Classification
	At June 30, 2006			At December 31, 2005
	Current Assets		Noncurrent Assets	Current Assets		Noncurrent Assets

Pollution control revenue bond funds held by trustee (See Note 7)	$	―	$100	$	―	$	―
Amounts related to securitization (transition) bonds		40	17		46		13
All other		3	3		8		3
Total restricted cash		$43	$120		$54		$16

Inventories by Major Category—
	June 30,	December 31,
	2006	2005
Materials and supplies	$174	$163
Environmental energy credits and emission allowances	12	21
Fuel stock	95	81
Gas stored underground	104	99
Total inventories	$385	$364

Investments ─

	June 30,	December 31,
	2006	2005

Nuclear decommissioning trust	$402	$389
Assets related to employee benefit plans	190	187
Land	35	35
Note receivable from Capgemini	25	25
Investment in unconsolidated affiliates	11	3
Miscellaneous other	4	4
Total investments	$667	$643

Property, Plant and Equipment ─ As of June 30, 2006 and December 31, 2005, property, plant and equipment of $17.5 billion and $17.2 billion, respectively, is stated net of accumulated depreciation and amortization of $12.2 billion and $11.9 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability during the six months ended June 30, 2006:

Asset retirement liability at December 31, 2005	$558
Additions:
Accretion	18
Reductions:
Net change in mining land reclamation estimated liability	(4)
Mining reclamation payments	(14)
Asset retirement liability at June 30, 2006	$558

Intangible Assets ─ Intangible assets other than goodwill are comprised of the following:

	As of June 30, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization included
in property, plant and equipment:
Capitalized software placed in service	$403	$328	$75	$386	$314	$72
Land easements	178	64	114	178	63	115
Mineral rights and other	30	23	7	31	24	7
Total	$611	$415	$196	$595	$401	$194

Aggregate TXU Corp. amortization expense for intangible assets for the three months ended June 30, 2006 and 2005 was $6 million and $5 million, respectively. Aggregate TXU Corp. amortization expense for intangible assets for the six months ended June 30, 2006 and 2005 was $14 million and $11 million, respectively. At June 30, 2006, the weighted average remaining useful lives of capitalized software, land easements, and mineral rights and other assets were 5 years, 69 years and 40 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows:

Amortization
Year	Expense

2006	$24
2007	21
2008	18
2009	10
2010	2

Goodwill of $542 million reported in the consolidated balance sheet as of June 30, 2006 and December 31, 2005 includes $517 million related to TXU Energy Holdings and $25 million related to TXU Electric Delivery.

Regulatory Assets and Liabilities —
	June 30,	December 31,
	2006	2005
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds	$1,391	$1,461
Securities reacquisition costs	115	119
Recoverable deferred income taxes — net	89	107
Storm-related costs	116	110
Employee retirement costs	105	89
Nuclear decommissioning cost under-recovery	12	8
Employee severance costs	46	33
Total regulatory assets	1,874	1,927

Regulatory liabilities:
Investment tax credit and protected excess deferred taxes	68	71
Over-collection of securitization (transition) bond revenues	31	28
Other regulatory liabilities	―	2
Total regulatory liabilities	99	101

Net regulatory assets	$1,775	$1,826

Included in net regulatory assets are assets of $121 million at both June 30, 2006 and December 31, 2005 that have been reviewed and approved by the Commission and are earning a return. These assets have a remaining recovery period of 11 to 45 years. The regulatory assets subject to securitization have a remaining recovery period of 10 years.

Severance Liabilities Related to Strategic Initiatives ─
	TXU	TXU
	Energy	Electric
	Holdings	Delivery	Total

Liability for severance costs as of December 31, 2005	$18	$4	$22
Additions to liability (a)	8	12	20
Payments charged against liability	(19)	(2)	(21)
Liability for severance costs as of June 30, 2006	$7	$14	$21
___________

(a)
TXU Energy Holdings and TXU Electric Delivery additions to liability are both related to services agreements entered into with certain providers. TXU Electric Delivery amount was recorded with an offset to a regulatory asset.

Margin Deposits Related to Commodity Positions — Asset and liability amounts reported in the Condensed Consolidated Balance Sheets related to commodity contract margin deposits reflect counterparty netting.

Supplemental Cash Flow Information —
	Six Months Ended
	June 30,
	2006		2005
Cash payments related to continuing operations:
Interest (net of amounts capitalized)		$434	$366
Income taxes		$18	$73
Cash payments related to discontinued operations:
Income taxes	$	―	$16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TXU Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (“TXU Corp.”) as of June 30, 2006, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of TXU Corp.’s management.

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
August 2, 2006

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Corp. is a holding company whose operations are conducted principally through TXU Electric Delivery and subsidiaries of TXU Energy Holdings. TXU Energy Holdings is a holding company whose subsidiaries are engaged in electricity generation, residential and business retail electricity sales as well as wholesale energy markets activities primarily in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas. TXU DevCo and its subsidiaries are engaged in the development of new lignite/coal-fired generation facilities in Texas.

TXU Corp. has two reportable segments: the TXU Energy Holdings segment (which includes TXU DevCo’s activities) and the TXU Electric Delivery segment. (See Note 13 to Financial Statements for further information concerning reportable business segments.)

RECENT DEVELOPMENTS

Update of New Generation Development Program, Including Financing Arrangements

As previously disclosed, TXU Corp., through TXU DevCo, intends to develop and construct 11 lignite/coal-fired generation units in Texas, with a total net capacity estimated at 9,079 MW. The 11 facilities consist of four units at existing TXU Corp. lignite/coal-fired generation plant sites (Big Brown, Martin Lake, Monticello and Sandow), five units at existing TXU Corp. gas-fired generation plant sites (Lake Creek, Morgan Creek, Valley and two units at Tradinghouse) and two units at a site (Oak Grove) owned by TXU Corp. and originally slated for the construction of a generation plant a number of years ago. The units are expected to be constructed and owned by TXU DevCo and its subsidiaries.

Under this development program, which is expected to require an investment of over $10 billion, TXU Corp. expects that total emissions of sulfur dioxide, nitrogen oxide and mercury from its lignite/coal-fired generation fleet, including existing plants and the 11 new units, will be reduced by 20% from 2005 levels. To accomplish this reduction, the plan includes up to $2 billion for investments in state-of-the-art emissions controls for the new TXU DevCo units and approximately $500 million for environmental control systems at existing generation facilities.

In an initiative separate from but related to the planned generation development and emissions controls investment spending, subsidiaries of TXU Corp. expect to invest up to $2 billion for the development and commercialization of cleaner power plant technologies, including integrated gasification combined cycle, the next generation of more efficient ultra-supercritical coal and pulverized coal emissions technology to reduce carbon intensity. Funding for this initiative may be sourced from cash flows from operations, debt or other project financing over the next five to seven years. Subsidiaries of TXU Corp. have also launched a renewable energy initiative involving the purchase of power from, and/or investment in wind-generated power facilities that is expected to double its renewable energy portfolio to 1,400 MW by 2011.

In order to minimize design and construction costs and speed development of the facilities, eight of the units to be constructed at existing generation plant sites will be built with a proprietary, standardized plant design and construction planning process. These coal-fired units (Powder River Basin fuel source) are referred to as the “reference” plants.

Although the air-permitting process is not yet final, the TCEQ has deemed the air permit filings for the eight reference plants to be administratively complete. TXU Corp. expects the TCEQ to issue final air permits for the Oak Grove facility by the fall of 2006. Construction of each unit is expected to commence immediately following the issuance of the related air permit. The expected online dates of the units are as follows: Sandow by March 2009, Oak Grove’s two units by April and October 2009 and the first reference plant in the fall of 2009 with the remainder in sequence through mid-2010.

TXU DevCo has made substantial progress in negotiating turnkey, fixed-price engineering, procurement and construction agreements with respect to the new facilities, including executing agreements with Bechtel Power Corporation (Bechtel) for the Sandow unit and with Fluor Enterprises Inc. (Fluor) for the Oak Grove units. Under the terms of the Sandow agreement, TXU DevCo and Bechtel have agreed to a fixed-price with limited contingencies. With respect to the Oak Grove agreement, TXU DevCo and Fluor are conducting a process to determine the final fixed-price, which is expected to be completed in the fourth quarter of 2006. In addition, to facilitate meeting the expected timeline for the start-up of the new facilities, TXU DevCo has placed orders for critical, long lead-time equipment, principally boilers and turbine generators. See Note 9 to Financial Statements.

In June 2006, TXU DevCo secured a commitment for $11 billion of financing to fund the development and construction of the 11 new generation units. The financing will include a mix of first and second-lien senior credit facilities that will be secured by TXU DevCo’s assets. The facilities are expected to close in the fall of 2006. Borrowings by TXU DevCo under the agreement are expected to be nonrecourse to TXU Corp. While the closing of the facilities are not conditioned on the issuance of air permits for the units, funding for the development and construction costs of each unit will be conditioned on the issuance of an air permit for each such unit. TXU DevCo’s borrowings under the facilities are expected to include amounts to reimburse TXU Corp. and other of its subsidiaries for development spending prior to securing the air permits. Capital expenditures for the development program are expected to total approximately $1.2 billion in 2006, of which approximately $400 million is expected to be funded in 2006 by borrowings under the facilities, with the remainder expected to be reimbursed in 2007.

TXU Corp. has engaged financial advisors to assist in evaluating opportunities for potential sales or swaps of equity interests in TXU DevCo. Pricing and the amount of equity to be sold or swapped is expected to be determined by the fall of 2006.

In addition, based on interest expressed by customers and potential partners, TXU DevCo is pursuing the forward sale of power under long-term sales agreements. Such forward sales are targeted at one to two gigawatts per year, and sales agreements or equivalent transactions are targeted to be completed by the fall of 2006.

Impairment of Natural Gas-fired Generation Plants

In consideration of the new generation development program and other factors, TXU Corp. performed a test of recoverability of the carrying value of its natural gas-fired generation plants. See Note 2 to Financial Statements for a discussion of the impairment of the plants, resulting in a charge of $198 million ($129 million after-tax).

Update of Long-term Hedging Program, Including New Collateral Arrangements

In October 2005, TXU Corp. commenced a long-term hedging program designed to reduce exposure to changes in future power prices due to changes in the price of natural gas. Under the program, subsidiaries of TXU Corp. have entered into market transactions involving natural gas-related financial instruments. Including the TXU DevCo hedge transactions discussed immediately below, as of July 14, 2006, subsidiaries of TXU Corp. had effectively sold forward a net 1.3 billion MMBtu of natural gas for the period from 2006 to 2012, including a net 1.2 billion MMBtu in instruments that are being accounted for as cash flow hedges of future energy transactions. While there is significant correlation in the movement of natural gas prices and wholesale power prices in ERCOT because marginal demand is generally met with gas-fired generation plants, power prices do not always move in tandem with natural gas prices. Given the size of the hedge program and the cross-commodity nature of the hedges, the program may result in greater volatility of net income due to hedge ineffectiveness gains and losses, as well as greater mark-to-market gains and losses largely reported in other comprehensive income, than TXU Corp. has experienced in recent years. Reported earnings included net unrealized pretax hedge ineffectiveness gains related to positions in the program totaling $143 million and $122 million for the three and six month periods ended June 30, 2006, respectively. Based on the current size of the long-term hedging program, a parallel 0.1 (or approximately 1%) change in market heat rate across each year of the program may cause up to an estimated $115 million to $140 million in cash flow hedge ineffectiveness pretax gains or losses in the period of such change.

See Note 11 to Financial Statements for a discussion of a loss of $109 million ($71 million after-tax) recorded upon inception of hedging transactions entered into in the second quarter of 2006.

Commodity hedging transactions typically require the posting of collateral to support potential future payment obligations if the forward price of natural gas moves such that the hedging instrument is out-of-the-money to the holder. Subsidiaries of TXU Corp. have used cash and letters of credit to satisfy their collateral obligations. Considering the current and expected scale of its hedging program and the desire to reduce the potential effect on liquidity of collateral postings, TXU Corp. expects that certain counterparties will be granted a first-lien security interest by TXU Big Brown in its two existing 595 MW lignite/coal-fired generation units to secure potential obligations under hedging transactions. This security interest (Big Brown Lien) may support hedging of revenues from the 11 new generation units as well as TXU Energy Holdings’ generation facilities.

As part of the overall hedging program, in June 2006 TXU DevCo entered into a related series of hedging transactions that will allow TXU DevCo to hedge movements in power prices through both new transactions and the novation of existing TXU Energy Holdings hedging transactions to TXU DevCo. TXU DevCo will pay a fee for transactions that are novated. TXU DevCo’s hedging transactions are initially supported by letters of credit aggregating $500 million issued by TXU Energy Holdings. It is anticipated that by the end of August 2006, the letters of credit will be replaced as collateral on an interim basis by the Big Brown Lien.

If the Big Brown Lien is not in place by September 4, 2006, TXU Energy Holdings, on behalf of TXU DevCo, will post additional letters of credit in the amount of $500 million (totaling $1 billion). If the Big Brown Lien (or a lien on another asset of equivalent value) is not in place by June 2007, then TXU DevCo will be required to post additional letters of credit, which would likely be posted by TXU Energy Holdings, in the amount of $1 billion (totaling $2 billion).

The Big Brown Lien will be replaced as collateral for the TXU DevCo hedging transactions by a capped first lien and an uncapped second lien on the assets of TXU DevCo on the earlier of December 31, 2007 or the date when TXU DevCo has secured air permits for the new Oak Grove generation units and at least four of the eight new reference plants.

In accordance with the TXU DevCo hedging agreement, on December 31, 2007, TXU DevCo will determine the amount of hedging transactions that may be secured by liens on TXU DevCo assets. The hedge amounts will be based on an agreed-upon portion of each 1,000 megawatts of air-permitted capacity that is expected to be commercially available between 2009 and 2012. To the extent there are excess hedges at TXU DevCo, such hedges would be novated back to other subsidiaries of TXU Corp. and continue to be secured by the Big Brown Lien (or alternative collateral of equivalent value or letters of credit).

New Joint Venture and TXU Electric Delivery Services Agreement

In June 2006, TXU Corp. announced the formation of InfrastruX Energy Services, a joint venture of TXU Corp. and InfrastruX Group, which is a national provider of  construction and maintenance services. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive construction, power restoration, maintenance and other services from the joint venture. The services agreement has a total value of $8.7 billion over the ten-year term. The arrangement is conditional upon InfrastruX Group refinancing its debt obligations by October 1, 2006.

Under the terms of the arrangement, over 2,000 TXU Electric Delivery employees are expected to be transferred to the joint venture in the fourth quarter of 2006. These employees represent essentially all of TXU Electric Delivery’s field operations personnel, consisting primarily of construction, maintenance and engineering staff. InfrastruX Group expects to contribute all its operations to the joint venture, including its 3,000 current employees. These operations generated revenues of approximately $400 million in 2005. In addition, TXU Corp. expects to contribute approximately $30 million in tools and other equipment to the joint venture and also expects to sell approximately $60 million in inventory, principally poles and wire, to the joint venture in exchange for a 10-year note receivable. TXU Electric Delivery expects to incur transition expenses related to the arrangement of up to $12 million, all in 2006. TXU Corp. and InfrastruX Group will have equal representation on the joint venture’s board of directors.  Allocations and distributions of profits, losses and cash from the  joint venture to the partners are to be based upon the performance of the TXU Corp.-related and InfrastruX-related legacy operations.

RESULTS OF OPERATIONS

All dollar amounts, except per share or other per unit amounts, in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables), are stated in millions of US dollars unless otherwise indicated.

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 4 to Financial Statements regarding discontinued operations).

TXU Corp. Consolidated

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $132 million, or 5%, to $2.7 billion in 2006.

•
Operating revenues in the TXU Energy Holdings segment increased $73 million, or 3%, to $2.3 billion. The increase was driven by a $282 million increase in retail electricity revenues. The increase in retail electricity revenues reflected higher pricing driven by the effect of higher natural gas prices on wholesale power prices, partially offset by the effect of a 7% decline in retail sales volumes. The decline in retail sales volumes reflected a net loss of customers due to competitive activity, partially offset by the effect of warmer weather.

•
Operating revenues in the TXU Electric Delivery segment increased $40 million, or 7%, to $604 million in 2006. The revenue increase reflected a 7% increase in delivered volumes as a result of warmer weather and growth in points of delivery as well as higher transmission and distribution tariffs.

•
Consolidated revenue growth reflected a $19 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings, while its sales to nonaffiliated REPs increased.

Gross Margin

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$2,667	100%	$2,535	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	658	25	960	38
Operating costs	341	13	359	14
Depreciation and amortization	202	7	186	7
Gross margin	$1,466	55%	$1,030	41%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the variable and fixed costs to deliver energy.

Gross margin increased $436 million, or 42%, to $1.5 billion in 2006.

•	The TXU Energy Holdings segment’s gross margin increased $413 million, or 54%, to $1.2 billion, driven by higher pricing, due to the effects of natural-gas prices on wholesale power market prices, partially offset by the effect of lower retail sales volumes.
•
The TXU Electric Delivery segment’s gross margin increased $18 million, or 7%, to $294 million in 2006, driven by warmer weather and growth in points of delivery, partially offset by increased operating costs.

Operating costs decreased $18 million, or 5%, to $341 million in 2006.

•	TXU Energy Holdings’ operating costs decreased $25 million, or 14%, primarily reflecting lower maintenance costs due largely to the absence in 2006 of costs incurred in 2005 for the nuclear generation plant refueling outage.
•	TXU Electric Delivery’s operating costs increased $14 million, or 8%, driven primarily by increased spending for vegetation management and increased fees paid to third-party transmission entities.

    Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) increased $18 million, or 10%, to $207 million in 2006. The increased expense reflects higher depreciation related to normal additions and replacements of property and higher expense associated with mining reclamation obligations.

SG&A expenses increased $4 million, or 2%, to $181 million in 2006. The increase reflected:

•	$9 million in higher bad debt expense reflecting higher retail accounts receivable balances;
•	$7 million in costs associated with the new generation development program; and
•	$5 million in higher fees related to the sale of accounts receivable program due to higher interest rates,

partially offset by:

•	$10 million in lower consulting fees related to various strategic initiatives; and
•	$7 million in pricing adjustments for outsourcing services.

    Other income totaled $42 million in 2006 and $18 million in 2005. Other deductions totaled $221 million in 2006, which included a $198 million impairment charge related to natural gas-fired generation plants, and $33 million in 2005. See Note 14 to Financial Statements for detail of other income and deductions.

Interest income totaled $11 million in 2006 and included interest income related to the leveraged stock ownership plan note receivable and interest income on commodity contract margin deposits posted with counterparties.

Interest expense and related charges increased $29 million, or 15%, to $218 million in 2006 reflecting $34 million related to higher average interest rates (including the effect of interest rate swap transactions), partially offset by higher capitalized interest.

Income tax expense on income from continuing operations totaled $310 million in 2006 compared to $182 million in 2005. The 2006 amount includes a charge of $41 million representing an adjustment to net deferred tax liabilities arising from the enactment of the Texas margin tax described in Note 3 to the Financial Statements. Excluding the effect of this item, the effective tax rate was 33.3% in 2006 compared to 32.2% in 2005. This increase in the effective tax rate reflected the significant increase in pretax income combined with the effect of comparable amounts of tax benefits such as amortization of investment tax credits, lignite depletion and the production deduction.

Income from continuing operations (an after-tax measure) increased $114 million, or 30%, to $497 million in 2006.

•
Earnings in the TXU Energy Holdings segment increased $116 million, or 34%, to $461 million driven by improved gross margin, partially offset by a charge for the write-down of the natural gas-fired generation plants (see Note 2 to Financial Statements).

•	Earnings in the TXU Electric Delivery segment were $86 million in both 2006 and 2005 reflecting higher gross margin offset by increases in income tax expense, interest expense and franchise taxes.
•
Corporate and Other net expenses generally consist of interest expense on debt at the TXU Corp. parent, including interest on advances from its subsidiaries, as well as corporate general and administrative expenses. These net expenses totaled $50 million in 2006 and $48 million in 2005. The amount in 2006 includes a contract settlement gain of $17 million after-tax, and the amount in 2005 includes a $7 million after-tax litigation settlement charge. The results also reflect $26 million after-tax in increased net interest expense resulting from higher advances from subsidiaries in 2006 and higher interest rates.

Net pension and postretirement benefit costs reduced income from continuing operations by $10 million in 2006 and $3 million in 2005. See Note 10 to Financial Statements.

Loss from discontinued operations (an after-tax measure) totaled $4 million in 2005. See Note 4 to Financial Statements for details.

Diluted earnings per share of common stock totaled $1.07 in 2006 and $0.70 in 2005.

•
Diluted earnings per share in 2005 reflect a $0.07 per share unfavorable impact associated with the November 2004 accelerated share repurchase program. See Note 1 to Financial Statements for further discussion.

•
Diluted earnings per share in 2006 benefited from a $0.06 per share impact due to the repurchase of 28 million shares since June 30, 2005. Basic average common shares outstanding decreased 4% to 458 million shares reflecting these share repurchases. Diluted average common shares decreased 4% to 465 million shares. (See Note 1 to Financial Statements.)

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

TXU Corp.’s operating revenues increased $378 million, or 8%, to $5.0 billion in 2006.

•
Operating revenues in the TXU Energy Holdings segment increased $262 million, or 6%, to $4.4 billion. The increase was driven by a $444 million increase in retail electricity revenues. The increase in retail electricity revenues reflected higher pricing driven by the effect of higher natural gas prices on wholesale power prices, partially offset by the effect of a 12% decline in retail sales volumes. The decline in retail sales volumes reflected a net loss of customers due to competitive activity, partially offset by the effect of warmer weather.

•
Operating revenues in the TXU Electric Delivery segment increased $52 million, or 5%, to $1.2 billion in 2006. The revenue increase reflected a 3% increase in delivered volumes as a result of warmer weather and growth in points of delivery, as well as higher transmission and distribution tariffs.

•
Consolidated revenue growth reflected a $64 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings, while its sales to nonaffiliated REPs increased.

Gross Margin

	Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$4,971	100%	$4,593	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,179	24	1,721	38
Operating costs	684	14	692	15
Depreciation and amortization	404	8	371	8
Gross margin	$2,704	54%	$1,809	39%

Gross margin increased $895 million, or 49%, to $2.7 billion in 2006.

•
The TXU Energy Holdings segment’s gross margin increased $880 million, or 69%, to $2.2 billion, driven by higher pricing, due to the effects of natural-gas prices on wholesale power prices, partially offset by the effect of lower retail sales volumes.

•
The TXU Electric Delivery segment’s gross margin increased $12 million, or 2%, to $551 million in 2006, driven by the effect of warmer weather and growth in points of delivery, partially offset by increased operating costs.

Operating costs decreased $8 million, or 1%, to $684 million in 2006.

•
TXU Energy Holdings’ operating costs decreased $25 million, or 8%, primarily reflecting lower maintenance costs due to the absence in 2006 of costs incurred in 2005 for the nuclear generation plant refueling outage, partially offset by costs related to outsourcing of generation engineering services in 2006.

•	TXU Electric Delivery’s operating costs increased $23 million, or 6%, driven primarily by increased spending for vegetation management and increased fees paid to third-party transmission entities.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) increased $36 million, or 10%, to $413 million in 2006. The increased expense reflects higher depreciation related to normal additions and replacements of property, higher amortization of the regulatory assets associated with securitization bonds (offset in revenues) and higher expense associated with mining reclamation obligations.

SG&A expenses increased $11 million, or 3%, to $370 million in 2006. The increase reflected:

•	$12 million in executive severance;
•	$10 million in higher bad debt expense reflecting higher retail accounts receivable balances;
•	$10 million in higher fees related to the sale of accounts receivable program due to higher interest rates; and
•	$7 million in costs associated with the new generation development program,

partially offset by:

•	$14 million in lower expense related to a deferred compensation plan and lower executive incentive compensation expense due primarily to fewer outstanding share awards;
•	$7 million in lower consulting fees related to various strategic initiatives.

Other income totaled $55 million in 2006 and $69 million in 2005. Other deductions totaled $221 million in 2006, which included a $198 million impairment charge related to natural gas-fired generation plants, and $38 million in 2005. See Note 14 to Financial Statements for detail of other income and deductions.

Interest expense and related charges increased $47 million, or 12%, to $431 million in 2006 reflecting $50 million related to higher average interest rates (including the effect of interest rate swap transactions) and $4 million due to higher average borrowings, partially offset by increased capitalized interest.

Income tax expense from continuing operations totaled $561 million in 2006 compared to $155 million in 2005. The 2005 amount included $138 million in additional tax benefit related to the TXU Europe write-off as described in Note 5 to the Financial Statements. The 2006 amount included a charge of $41 million representing an adjustment to net deferred tax liabilities arising from the enactment of the Texas margin tax as described in Note 3 to the Financial Statements. Excluding the effect of these items, the effective tax rate was 33.0% in 2006 compared to 31.0% in 2005. This increase reflects the significant increase in pretax earnings combined with the effects of tax benefits such as amortization of investment tax credits, lignite depletion and the production deduction, which did not increase in proportion to pretax earnings.

Income from continuing operations (an after-tax measure) increased $223 million, or 28%, to $1.0 billion in 2006.

•
Earnings in the TXU Energy Holdings segment increased $433 million, or 79%, to $981 million driven primarily by improved gross margin, partially offset by a charge for the write-down of the natural gas-fired generation plants.

•
Earnings in the TXU Electric Delivery segment decreased $6 million, or 4%, to $151 million driven primarily by higher income tax expense, higher franchise fees and increased interest expense, partially offset by higher gross margin.

•	Results from Corporate and Other activities totaled $119 million in net expense in 2006 and net income of $85 million in 2005. These results reflect:
o	a $17 million after-tax contract settlement gain in 2006;
o	a $138 million tax benefit in 2005 related to TXU Europe (see Note 5 to Financial Statements);
o	$23 million after-tax in additional insurance recovery in 2005 related to the securities litigation settlement;
o	a $7 million after-tax litigation settlement charge in 2005; and
o	a $51 million after-tax increase in net interest expense resulting from higher advances from subsidiaries in 2006 and higher interest rates.

Net pension and postretirement benefit costs reduced income from continuing operations by $21 million in 2006 and $20 million in 2005. See Note 10 to Financial Statements.

Income from discontinued operations (an after-tax measure) totaled $60 million in 2006 and $11 million in 2005. See Note 4 to Financial Statements for details.

Diluted earnings per share of common stock was $2.29 in 2006 and $0.60 in 2005.

•
Diluted earnings per share in 2005 reflect a $1.02 per share unfavorable impact associated with the November 2004 accelerated share repurchase program. See Note 1 to Financial Statements for further discussion.

•
Diluted earnings per share in 2006 benefited from a $0.10 per share impact due to the repurchase of 28 million shares since June 30, 2005. Basic average common shares outstanding decreased 3% to 461 million shares reflecting these share repurchases. Diluted average common shares decreased 3% to 470 million shares. (See Note 1 to Financial Statements.)

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2006. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to cash flow hedge accounting. For the six months ended June 30, 2006, this effect totaled $115 million in unrealized net losses, which represented $137 million in net losses on open (unsettled) positions less $22 million in reversals of net losses recognized in prior periods on positions settled in the current period. These positions represent economic hedging and proprietary trading activities.

Six Months
Ended
June 30, 2006

Net commodity contract liability at beginning of period	$(56)

Settlements of positions included in the opening balance (1)	22

Unrealized mark-to-market valuations of positions held at end of period (2)	(137)

Other activity (3)	(8)

Net commodity contract liability at end of period	$(179)

__________________________
(1)	Represents reversals of unrealized mark-to-market valuations of these positions recognized in earnings prior to the beginning of the period, to offset realized gains and losses upon settlement.
(2)
Includes gains and losses recorded at contract inception dates. In June 2006, a subsidiary of TXU Corp. entered into a related series of commodity hedge transactions at below-market prices resulting in a $109 million loss at inception date. See Note 11 to Financial Statements.

(3)
These amounts do not arise from mark-to-market activities. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received and related amortization. Activity for the period includes $20 million of natural gas received related to physical swap transactions as well as $12 million of option premium payments.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges. These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses related to commodity contracts under SFAS 133 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Unrealized gains/(losses) related to contracts marked-to-market	$(121)	$39	$(115)	$12

Ineffectiveness gains related to cash flow hedges (a)	145	3	144	6

Total unrealized gains related to commodity contracts	$24	$42	$29	$18
__________________________
(a)	See Note 12 to Financial Statements.

These amounts are reported in the “risk management and trading activities” component of revenues.

Maturity Table— Of the net commodity contract liability above at June 30, 2006, the amount representing cumulative unrealized mark-to-market net losses that have been recognized in current and prior years’ earnings is $79 million. The remaining net liability of $100 million is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including $97 million related to natural gas physical swap transactions, as well as option premiums net of amortization. The following table presents the unrealized net commodity contract liability arising from mark-to-market accounting as of June 30, 2006, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract assets (liabilities) at June 30, 2006
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years		Total
Prices actively quoted	$103	$30	$9	$	─	$142
Prices provided by other
external sources(a)	(127)	23	(129)		(5)	(238)
Prices based on models	17	─	─		─	17
Total	$(7)	$53	$(120)		$(5)	$(79)
Percentage of total fair value	9%	(67)%	152%		6%	100%

(a) Includes a “day one” loss of $109 million associated with a related series of commodity hedge transactions. See Note 11 to Financial Statements.

As the above table indicates, 94% of the net unrealized mark-to-market valuation losses at June 30, 2006 mature within five years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT and natural gas generally extend through 2010 depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy Holdings

Financial Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$2,349	$2,276	$4,359	$4,097

Costs and expenses:

Fuel, purchased power costs and delivery fees	943	1,265	1,733	2,338

Operating costs	152	177	306	331

Depreciation and amortization	84	77	169	156

Selling, general and administrative expenses	128	113	249	227

Franchise and revenue-based taxes	27	24	54	50

Other income	(1)	(6)	(1)	(8)

Other deductions	205	12	195	13

Interest income	(45)	(11)	(76)	(21)

Interest expense and related charges	102	94	203	185

Total costs and expenses	1,595	1,745	2,832	3,271

Income from continuing operations before income taxes	754	531	1,527	826

Income tax expense	293	186	546	278

Income from continuing operations	$461	$345	$981	$548

TXU Energy Holdings

Sales Volume Data
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change %	2006	2005	Change %

Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	6,825	7,100	(3.9)	12,057	13,417	(10.1)
Small business (a)	2,068	2,289	(9.7)	3,795	4,323	(12.2)
Total historical service territory	8,893	9,389	(5.3)	15,852	17,740	(10.6)
Other territories:
Residential	1,018	858	18.6	1,629	1,486	9.6
Small business (a)	169	165	2.4	301	304	(1.0)
Total other territories	1,187	1,023	16.0	1,930	1,790	7.8
Large business and other customers	3,552	4,172	(14.9)	6,785	8,534	(20.5)
Total retail electricity	13,632	14,584	(6.5)	24,567	28,064	(12.5)
Wholesale electricity sales volumes (b)	7,585	12,585	(39.7)	16,870	24,824	(32.0)
Total sales volumes	21,217	27,169	(21.9)	41,437	52,888	(21.7)

Average volume (kWh) per retail customer (c):

Residential	4,012	3,809	5.3	6,975	7,091	(1.6)
Small business	7,990	8,096	(1.3)	14,460	15,028	(3.8)
Large business and other customers	70,256	71,155	(1.3)	130,966	129,342	1.3

Weather (service territory average) - percent of normal (d):

Percent of normal:
Cooling degree days	131.0%	102.2%		135.9%	101.3%
________________

(a)	Customers with demand of less than 1 MW annually.
(b)
See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006. Includes net purchase volumes related to ERCOT balancing of 266 GWh in the second quarter of 2006 and 1,253 GWh of net sales volumes in the second quarter of 2005, and net sales volumes of 1,166 GWh and 2,012 GWh in the six months ended June 30, 2006 and 2005, respectively.

(c)	Calculated using average number of customers for period.
(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy Holdings

Customer Count Data

	Six Months Ended
	June 30,
	2006	2005	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,716	1,865	(8.0)
Small business (b)	271	294	(7.8)
Total historical service territory	1,987	2,159	(8.0)

Other territories:
Residential	227	193	17.6
Small business (b)	7	7	─
Total other territories	234	200	17.0

Large business and other customers	49	56	(12.5)
Total retail electricity customers	2,270	2,415	(6.0)
________________

(a)	Based on number of meters.
(b)	Customers with demand of less than 1MW annually.

TXU Energy Holdings

Revenue and Market Share Data
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change %	2006	2005	Change %
Operating revenues:

Retail electricity revenues:
Historical service territory:
Residential	$1,008	$838	20.3	$1,753	$1,474	18.9
Small business (a)	309	270	14.4	566	498	13.7
Total historical service territory	1,317	1,108	18.9	2,319	1,972	17.6

Other territories:
Residential	160	99	61.6	248	156	59.0
Small business (a)	20	15	33.3	36	27	33.3
Total other territories	180	114	57.9	284	183	55.2

Large business and other customers	339	332	2.1	655	659	(0.6)
Total retail electricity revenues	1,836	1,554	18.1	3,258	2,814	15.8
Wholesale electricity revenues (b)	447	598	(25.3)	982	1,132	(13.3)
Net gains (losses) from risk management and trading activities	(13)	47	─	(57)	(6)	─
Other revenues	79	77	2.6	176	157	12.1
Total operating revenues	$2,349	$2,276	3.2	$4,359	$4,097	6.4

Risk management and trading activities:

Net realized gains (losses) on settled positions	$(38)	$5		$(86)	$(24)
Reversal of prior years’ net unrealized
(gains)/losses on positions settled in current period	(2)	(14)		22	(23)
Other net unrealized gains, including ineffectiveness	27	56		7	41
Total net gains (losses)	$(13)	$47		$(57)	$(6)

Average revenues per MWh:

Residential	$148.85	$117.80	26.4	$146.23	$109.39	33.7
Small business	$147.32	$116.38	26.6	$146.95	$113.59	29.4
Large business and other customers	$95.34	$79.43	20.0	$96.55	$77.19	25.1

Estimated share of ERCOT retail markets (c)(d):

Historical service territory:
Residential				70%	77%
Small business				68%	74%
Total ERCOT:
Residential				38%	42%
Small business				28%	30%
Large business and other customers				17%	20%
__________________________
(a) Customers with demand of less than 1 MW annually.
(b) See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006. Includes net purchases related to ERCOT balancing of $32 million in the second quarter of 2006 and $49 million of net sales in the second quarter of 2005, and net sales of $26 million and $66 million in the six months ended June 30, 2006 and 2005, respectively.
(c) Based on number of meters.
(d) Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Production, Purchased Power and Delivery Cost Data
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change %	2006	2005	Change %

Fuel, purchased power costs and delivery fees
($ millions):

Nuclear fuel	$22	$18	22.2	$43	$38	13.2
Lignite/coal	113	119	(5.0)	229	234	(2.1)
Total baseload fuel	135	137	(1.5)	272	272	─
Gas/oil fuel and purchased power	421	720	(41.5)	689	1,252	(45.0)
Other costs	50	70	(28.6)	122	133	(8.3)
Fuel and purchased power costs (a)	606	927	(34.6)	1,083	1,657	(34.6)
Delivery fees (b)	337	338	(0.3)	650	681	(4.6)
Total	$943	$1,265	(25.5)	$1,733	$2,338	(25.9)

Fuel and purchased power costs (which excludes
generation plant operating costs) per MWh:
Nuclear generation	$4.25	$4.20	1.2	$4.24	$4.19	1.2
Lignite/coal generation (c)	$12.67	$12.02	5.4	$12.33	$11.98	2.9
Gas/oil generation and purchased power	$63.40	$54.92	15.4	$61.76	$52.47	17.7

Delivery fee per MWh	$24.51	$22.84	7.3	$26.18	$23.95	9.3

Production and purchased power volumes (GWh):

Nuclear	5,098	4,250	20.0	10,178	9,047	12.5
Lignite/coal	10,044	10,605	(5.3)	20,918	21,125	(1.0)
Total baseload generation	15,142	14,855	1.9	31,096	30,172	3.1
Gas/oil generation	1,350	1,005	34.3	1,539	1,265	21.7
Purchased power (a)	5,291	12,034	(56.0)	9,616	22,599	(57.4)
Total energy supply	21,783	27,894	(21.9)	42,251	54,036	(21.8)
Less line loss and power imbalances	566	725	(21.9)	814	1,148	(29.1)
Net energy supply volumes	21,217	27,169	(21.9)	41,437	52,888	(21.7)

Baseload capacity factors (%):

Nuclear	102.0%	84.9%	20.1	102.3%	90.8%	12.7
Lignite/coal	82.4%	86.9%	(5.2)	86.4%	87.3%	(1.0)
Total baseload	88.0%	86.3%	2.0	90.9%	88.3%	2.9
________________

(a)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006.
(b)
Includes primarily delivery fee charges from TXU Electric Delivery that are eliminated in consolidation ($285 million and $554 million for the three and six months ended June 30, 2006, respectively, and $305 million and $618 million for the three and six months ended June 30, 2005).

(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating revenues increased $73 million, or 3%, to $2.3 billion in 2006. Retail electricity revenues increased $282 million, or 18%, to $1.8 billion.

•
The retail revenue increase reflected $383 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in May and October 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices.

•
The effect of higher pricing due to increased price-to-beat rates was partially offset by $101 million in lower retail volumes. Total retail sales volumes declined 7% primarily reflecting a net loss of customers due to competitive activity partially offset by the effect of warmer weather. Excluding the estimated effect of warmer weather, average consumption per customer declined somewhat. Large business market volumes declined 15%, while residential and small business volumes fell 3%. The large business market decline reflected a continuing strategy to improve margins.

•
Retail electricity customer counts at June 30, 2006 declined 6% from June 30, 2005. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 6%.

Wholesale electricity revenues decreased $151 million to $447 million. The change reflects the reporting of wholesale power trading activity on a net basis. In addition, ERCOT balancing activity reported in wholesale electricity revenues totaled $32 million in net purchases in 2006 and $49 million in net sales in 2005. The effects related to both the power trading and ERCOT balancing activities were partially offset by higher wholesale pricing. See Note 1 to Financial Statements.

Results from risk management and trading activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, reflected net losses of $13 million in 2006 and net gains of $47 million in 2005. Because hedging activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2006 included:

•	$109 million in a net unrealized “day one” loss on a related series of commodity price hedges entered into in June 2006 at below-market prices;
•	$145 million in net unrealized cash flow hedge ineffectiveness gains associated with positions in the long-term hedging program;
•	$15 million in net realized gains associated with positions in the long-term hedging program accounted for as cash flow hedges, the offsetting effects of which are reflected in electricity revenues;
•
$16 million in net realized losses associated with hedges entered into in prior years (largely 2003), the offsetting effects of which are reflected in electricity revenues and fuel and purchased power. This amount includes $11 million in losses related to positions that had been accounted for as cash flow hedges;

•
$20 million in reversals of previously recorded net unrealized gains on hedge positions (marked-to-market) that were settled in the current period, the offsetting effects of which are reflected in electricity revenues and fuel and purchased power costs; and

•	$31 million in net unrealized losses primarily relating to hedge positions that are marked-to-market.

Gross Margin

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$2,349	100%	$2,276	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	943	40	1,265	56
Generation plant operating costs	152	6	177	8
Depreciation and amortization	83	4	76	3
Gross margin	$1,171	50%	$758	33%

Gross margin increased $413 million, or 54%, to $1.2 billion in 2006. This growth primarily reflected the relatively low fuel costs of the nuclear and lignite/coal-fired baseload plants, as well as overall higher baseload production, in an environment of higher wholesale prices. A 24% increase in wholesale power prices was driven by higher natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes and higher purchased power prices.

Gross margin as a percent of revenues increased 17 percentage points to 50%. The improvement reflected:

•	higher pricing, as the average wholesale sales price per MWh rose 24% and the average retail sales price per MWh rose 26% (13 percentage point margin increase); and
•	the effect of reporting wholesale power trading activity on a net basis (five percentage point margin increase),

partially offset by:

•	a 15% increase in combined per MWh purchase power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices (two percentage point margin decrease).

Operating costs decreased $25 million, or 14%, to $152 million in 2006. The decrease reflected:

•	$20 million in lower maintenance costs due largely to the absence in 2006 of costs incurred in 2005 for the nuclear generation plant refueling outage; and
•	$3 million in lower property taxes due to lower overall property valuation estimates,

partially offset by $4 million in transition costs associated with generation outsourcing services agreements entered into in 2006.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) increased $7 million, or 9%, to $84 million reflecting higher expense associated with mining reclamation obligations.

SG&A expenses increased by $15 million, or 13%, to $128 million in 2006. The increase reflected:

•	$9 million in higher bad debt expense reflecting higher retail accounts receivable balances;
•	$7 million in costs associated with the new generation development program; and
•	$4 million in higher fees related to the sale of accounts receivable program due to higher interest rates,

partially offset by $4 million in lower consulting fees primarily reflecting expenses in 2005 for the development and implementation of the TXU Operating System to improve productivity.

Other income totaled $1 million in 2006 and $6 million in 2005. The 2005 amount included a gain of $4 million in connection with the termination of a power services contract and $2 million in gains on the sale of mining lands.

Other deductions totaled $205 million in 2006 and $12 million in 2005. The 2006 amount includes a charge of $198 million to write down the natural gas-fired generation plants to fair value (see Note 2 to Financial Statements) and $2 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini and $1 million in accretion expense related to the combustion turbine lease liability. The 2005 amount included:

•	$3 million to reduce estimated sublease proceeds included in the net liability recorded in 2004 for the leased gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit;
•	$2 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. entity holding the capitalized software licensed to Capgemini; and
•	$2 million in transition costs associated with the Capgemini outsourcing agreement.

Interest income increased by $34 million to $45 million in 2006 reflecting $20 million due to higher average advances to affiliates and $14 million due to higher average rates.

Interest expense and related charges increased by $8 million, or 9%, to $102 million in 2006 reflecting $6 million due to higher average borrowings and $7 million due to higher average rates, partially offset by higher capitalized interest.

Income tax expense on income from continuing operations totaled $293 million in 2006 compared to $186 million in 2005. The 2005 amount reflected a charge of $10 million related to the settlement of the IRS audit for the 1994 to 1996 years. The 2006 amount included a charge of $42 million representing an adjustment to net deferred tax liabilities arising from the enactment of the Texas margin tax as described in Note 3 to the Financial Statements. Excluding the impact of these two items, the effective tax rate was 33.3% in 2006 compared to 33.1% in 2005. This increase reflected the significant increase in pretax income combined with the effect of comparable amounts of tax benefits such as amortization of investment tax credits, lignite depletion and the production deduction.

Income from continuing operations increased $116 million, or 34%, to $461 million in 2006 driven by improved gross margin, partially offset by a charge for the write-down of the natural gas-fired generation plants.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating revenues increased $262 million, or 6%, to $4.4 billion in 2006. Retail electricity revenues increased $444 million, or 16%, to $3.3 billion.

•
The retail revenue increase reflected $795 million in higher pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in May and October 2005, and higher pricing in the competitive business market, both resulting from the effects of higher natural gas prices.

•
The effect of higher pricing due to increased price-to-beat rates was partially offset by $351 million in lower retail volumes. Total retail sales volumes declined 12% reflecting a net loss of customers due to competitive activity and lower average consumption per customer in residential and small business markets. Large business market volumes declined 20% and residential and small business volumes fell by 9%. The large business market decline reflected a continuing strategy to improve margins.

•
Retail electricity customer counts at June 30, 2006 declined 6% from June 30, 2005. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 6%.

Wholesale electricity revenues decreased $150 million to $982 million. The change reflects the reporting of wholesale power trading activity on a net basis. In addition, ERCOT balancing activity reported in wholesale electricity revenues totaled net sales of $26 million in 2006 and $66 million in 2005. The effects related to both the power trading and ERCOT balancing activities were partially offset by higher wholesale pricing and nontrading volumes. See Note 1 to Financial Statements.

The increase in other revenues of $19 million primarily reflects an increase in retail commercial and industrial natural gas revenues, driven by higher prices, and an increase in retail electric late fees driven by higher average customer bills.

Results from risk management and trading activities, which are reported in revenues and include both realized and unrealized (mark-to-market) gains and losses, reflected net losses of $57 million in 2006 and $6 million in 2005. Because hedging activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2006 included:

•	$109 million in a net unrealized “day one” loss on a related series of commodity price hedges entered into in June 2006 at below-market prices;
•	$144 million in net unrealized cash flow hedge ineffectiveness gains largely associated with positions in the long-term hedging program;
•	$22 million in net realized gains associated with positions in the long-term hedging program accounted for as cash flow hedges, the offsetting effects of which are reflected in electricity revenues;
•
$30 million in net realized losses associated with hedges entered into in prior years (largely 2003), the offsetting effects of which are reflected in electricity revenues and fuel and purchased power. This amount includes $19 million in losses related to positions that had been accounted for as cash flow hedges;

•
$31 million in reversals of previously recorded net unrealized gains on hedge positions (marked-to-market) that were settled in the current period, the offsetting effects of which are reflected in electricity revenues and fuel and purchased power costs;

•	$30 million in net unrealized losses primarily relating to hedge positions that are marked-to-market; and
•	$20 million in net realized losses on settlement of various commodity trading positions.

Gross Margin

	Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$4,359	100%	$4,097	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,733	40	2,338	57
Generation plant operating costs	306	7	331	8
Depreciation and amortization	166	4	154	4
Gross margin	$2,154	49%	$1,274	31%

Gross margin increased $880 million, or 69%, to $2.2 billion in 2006. This growth primarily reflected the relatively low fuel costs of the nuclear and lignite/coal-fired baseload plants, as well as overall higher baseload production, in an environment of higher wholesale prices. A 28% increase in wholesale power prices was driven by higher natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes and higher purchased power prices.

Gross margin as a percent of revenues increased 18 percentage points to 49%. The improvement reflected:

•	higher pricing, as the average wholesale sales price per MWh rose 28% and the average retail sales price per MWh rose 32% (15 percentage point margin increase); and
•	the effect of reporting wholesale power trading activity on a net basis (six percentage point margin increase),

partially offset by:

•	a 18% increase in combined per MWh purchase power costs and fuel costs in gas/oil-fired generation, due to rising natural gas prices (three percentage point margin decrease).

Operating costs decreased $25 million, or 8%, to $306 million in 2006. The decrease reflected $29 million in lower maintenance costs largely due to the absence in 2006 of costs incurred in 2005 for the nuclear generation plant refueling outage, partially offset by $10 million in transition costs associated with generation outsourcing services agreements entered into in 2006.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) increased $13 million, or 8%, to $169 million reflecting higher expense associated with mining reclamation obligations.

SG&A expenses increased by $22 million, or 10%, to $249 million in 2006. The increase reflected:

•	$10 million in higher bad debt expense reflecting higher retail accounts receivable balances;
•	$8 million in higher fees related to the sale of accounts receivable program due to higher interest rates;
•	$7 million in costs associated with the new generation development program; and
•	$6 million in executive severance expense (including amounts allocated from parent),

partially offset by $7 million in lower consulting fees primarily reflecting expenses in 2005 for the development and implementation of the TXU Operating System to improve productivity.

Other income totaled $1 million in 2006 and $8 million in 2005. The 2005 amount included $4 million in connection with the termination of a power services contract and $2 million in gains on the sale of mining lands.

Other deductions totaled $195 million in 2006 and $13 million in 2005. The 2006 amount includes:

•	a $198 million charge related to the write-down of the natural gas-fired generation plants to fair value (see Note 2 to Financial Statements);
•	$5 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini; and
•	$2 million in accretion expense related to the combustion turbine lease liability,

partially offset by a $12 million credit related to the favorable settlement of a counterparty default under a coal contract (as noted below, the original charge related to the default was recorded in this line item).

The 2005 amount includes:

•	a $12 million charge related to a counterparty default under a coal contract;
•	$4 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini;
•	$4 million in transition costs associated with the Capgemini outsourcing agreement; and
•
a $12 million net credit arising from a change in estimated sublease proceeds related to leased gas-fired combustion turbines no longer operated for TXU Energy Holdings’ benefit. As the original charge associated with this liability was recorded in this line item, the related credit was similarly reported.

Interest income increased by $55 million to $76 million in 2006 reflecting $35 million due to higher average advances to affiliates and $20 million due to higher average rates.

Interest expense and related charges increased by $18 million, or 10%, to $203 million in 2006. The increase reflects $12 million due to higher average borrowings and $13 million due to higher average interest rates, partially offset by higher capitalized interest.

Income tax expense on income from continuing operations totaled $546 million in 2006 compared to $278 million in 2005. The 2005 amount reflected a charge of $10 million related to the settlement of the IRS audit for the 1994 to 1996 years. The 2006 amount included a charge of $42 million representing an adjustment to deferred tax liabilities arising from the enactment of the Texas margin tax as described in Note 3 to the Financial Statements. Excluding the impact of these items, the effective tax rate was 33.0% in 2006 compared to 32.4% in 2005. This increase resulted from the significant increase in pretax income combined with the effects of tax benefits such as amortization of investment tax credits, lignite depletion and the production deduction, which did not increase in proportion to pretax earnings.

Income from continuing operations increased $433 million, or 79%, to $981 million in 2006 driven by improved gross margin, partially offset by a charge for the write down of the natural gas-fired generation plants.

TXU Electric Delivery

Financial Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$604	$564	$1,166	$1,114

Costs and expenses:

Operating costs	194	180	385	362

Depreciation and amortization	117	108	231	213

Selling, general and administrative expenses	43	43	93	91

Franchise and revenue-based taxes	59	56	119	114

Other income	―	―	(1)	(2)

Other deductions	1	2	2	6

Interest income	(14)	(14)	(29)	(29)

Interest expense and related charges	72	68	140	136

Total costs and expenses	472	443	940	891

Income before income taxes	132	121	226	223

Income tax expense	46	35	75	66

Net income	$86	$86	$151	$157

Operating Data

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change %	2006	2005	Change %
Operating statistics - volumes:
Electric energy delivered (GWh)	27,244	25,459	7.0	50,376	48,907	3.0

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				73.54	74.52	(1.3)
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.11	1.15	(3.5)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				66.11	64.71	2.2

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)				3,038	2,996	1.4

Operating revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$283	$304	(6.9)	$550	$615	(10.6)
Nonaffiliated	254	201	26.4	485	383	26.6
Total distribution revenues	537	505	6.3	1,035	998	3.7
Third-party transmission revenues	59	53	11.3	116	104	11.5
Other miscellaneous revenues	8	6	33.3	15	12	25.0
Total operating revenues	$604	$564	7.1	$1,166	$1,114	4.7
__________________________

(a) SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.

(b) Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 84,362 and 88,242 at June 30, 2006 and 2005, respectively.

(c)  Includes transition charges associated with the issuance of securitization bonds totaling $37 million and $35 million for the three months ended June 30, 2006 and 2005, respectively, and $73 million and $68 million for the six months ended June 30, 2006 and 2005, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

TXU Electric Delivery

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement described below under “Regulation and Rates.” The cities rate settlement is expected to result in incremental expenses of approximately $70 million, recognized almost entirely over the period from May 2006 through June 2008.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating revenues increased $40 million, or 7%, to $604 million in 2006. Delivered volumes rose 7%. The revenue increase reflected:

•	an estimated $22 million in higher revenues from the effect of warmer weather;
•	$6 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;
•	$4 million due to growth in points of delivery;
•	$3 million from increased distribution tariffs to recover higher transmission costs; and
•	$2 million in higher transition charges due to interim rate updates (offset by higher amortization of the related regulatory asset).

Gross Margin

	Three Months Ended
	June 30,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$604	100%	$564	100%
Costs and expenses:
Transmission and distribution system operating costs	194	32	180	32
Depreciation and amortization	116	19	108	19
Gross margin	$294	49%	$276	49%

Gross margin increased $18 million, or 7%, to $294 million in 2006 driven by higher revenues.

Operating costs rose $14 million, or 8%, to $194 million in 2006. The increase included $7 million in increased spending for vegetation management and $5 million in increased fees paid to third-party transmission entities.

Depreciation and amortization (essentially all of which related to the delivery system as shown in the gross margin table above) increased $9 million, or 8%, to $117 million in 2006. The increase reflected $6 million in higher depreciation due to normal additions and replacements of property, plant, and equipment and $2 million in higher amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

Franchise taxes increased $3 million, or 5%, to $59 million in 2006 largely due to agreed upon higher assessments under the cities rate settlement described below under “Regulation and Rates.”

Interest expense increased $4 million, or 6%, to $72 million in 2006 primarily due to higher average borrowings.

Income tax expense on income from continuing operations totaled $46 million in 2006 compared to $35 million in 2005. The 2005 amount included a $4 million tax benefit arising from the settlement of the IRS audit for the 1994 through 1996 tax years. Excluding the impact of this item, the effective tax rate was 34.8% in 2006 compared to 32.2% in 2005. This increase is due primarily to the timing of recognition of state income taxes.

Net income remained flat at $86 million reflecting higher gross margin offset by increases in income tax expense, interest expense and franchise taxes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating revenues increased $52 million, or 5%, to $1.2 billion in 2006. Delivered volumes rose 3%. The revenue increase reflected:

•	an estimated $18 million in higher revenues from the effect of warmer weather;
•	$12 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;
•	$8 million due to growth in points of delivery;
•	$5 million in higher transition charges due to interim rate updates (offset by higher amortization of the related regulatory asset); and
•	$4 million from increased distribution tariffs to recover higher transmission costs.

Gross Margin

	Six Months Ended
	June 30,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$1,166	100%	$1,114	100%
Costs and expenses:
Transmission and distribution system operating costs	385	33	362	32
Depreciation and amortization	230	20	213	19
Gross margin	$551	47%	$539	49%

Gross margin increased $12 million, or 2%, to $551 million in 2006 driven by higher revenues.

Operating costs rose $23 million, or 6%, to $385 million in 2006. The increase reflected $10 million in increased spending for vegetation management, $9 million in increased fees paid to third party transmission entities and $4 million for other individually insignificant items.

Depreciation and amortization (essentially all of which related to the delivery system as shown in the gross margin table above) increased $18 million, or 8%, to $231 million in 2006. The increase reflected $11 million in higher depreciation due to normal additions and replacements of property, plant, and equipment and $5 million in higher amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

SG&A expenses increased $2 million, or 2%, to $93 million in 2006. The increase reflected $4 million in higher TXU Corp. shared services costs due primarily to executive severance expenses and $2 million in higher sale of receivables program fees driven by higher interest rates, partially offset by lower incentive compensation expense.

Franchise taxes increased $5 million, or 4%, to $119 million in 2006 partially due to agreed upon higher assessments under the cities rate settlement described below under “Regulation and Rates.”

Other deductions totaled $2 million in 2006 and $6 million in 2005. The 2006 amount includes $2 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini.

The 2005 amount included:

•	$2 million of severance-related charges related to the 2004 restructuring actions;
•	$2 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini; and
•	$2 million in costs associated with transitioning the outsourced activities to Capgemini.

Interest expense increased $4 million, or 3%, to $140 million in 2006 due to higher average borrowings.

Income tax expense on income from continuing operations totaled $75 million in 2006 compared to $66 million in 2005. The 2005 amount included a $4 million tax benefit arising from the settlement of the IRS audit for the 1994 through 1996 tax years. Excluding the impact of this item, the effective tax rate was 33.2% in 2006 compared to 31.4% in 2005. This increase is due primarily to the timing of recognition of state income taxes.

Net income decreased $6 million, or 4%, to $151 million. This decline reflected increases in income tax expense, franchise taxes and interest expense, partially offset by higher gross margin.

COMPREHENSIVE INCOME - Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations consisted of  (all amounts after-tax):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net increase (decrease) in fair value of cash flow hedges (all commodity) held at end of period	$(83)	$(2)	$30	$13
Derivative value net losses related to hedged transactions settled during the period and reported in net income:
Commodities	10	17	7	33
Financing - interest rate swaps	2	4	4	8
	12	21	11	41
Total income (loss) effect of cash flow hedges reported in other comprehensive income from
continuing operations	$(71)	$19	$41	$54

TXU Corp. has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, unless the hedged transactions become probable of not occurring at which time the value would be reported in net income. The effects of the hedge (accumulated gain or loss) will be reported in net income as the hedged transactions are actually settled and affect net income.

See Note 12 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the six months ended June 30, 2006 totaled $1.9 billion for an increase of $1.3 billion over the six months ended June 2005. The improvement reflected:
•
higher operating earnings after taking into account noncash items, such as the impairment charge, and income tax benefits of approximately $375 million from utilization of net operating loss carryforwards (reducing cash tax payments in 2006);

•
a favorable change of $253 million in working capital (accounts receivable, accounts payable and inventories) principally reflecting higher wholesale gas receivables in 2005, due to higher natural gas prices and sales volumes, as well as increased proceeds from the accounts receivable sales program in 2006; and

•	an $84 million payment in 2005, net of insurance recoveries, to settle the consolidated amended securities class action lawsuit.

Cash flows used in financing activities totaled $806 million in 2006 and $82 million in 2005. The activity reflected:
•	issuances, repurchases and repayments of borrowings resulting in net cash inflows of $263 million in 2006 and $1.0 billion in 2005;
•	repurchases and issuances of common stock resulting in net cash outflows of $685 million in 2006 and $526 million in 2005;
•	repurchases of preference stock used funds totaling $300 million in 2005;
•	common stock dividends paid totaling $384 million in 2006 and $274 million in 2005; and
•	preference stock dividends paid totaling $11 million in 2005.

Cash flows used in investing activities totaled $1.1 billion in 2006 and $510 million in 2005. The activity reflected:
•
capital expenditures, including nuclear fuel, totaling $855 million in 2006 and $533 million in 2005. The increase in capital expenditures in 2006 includes $190 million of investment in the generation development program as well as spending for systems to automate distribution system metering and transmission projects to relieve congestion;

•	deposit into a trust of $99 million of funds restricted for funding of generation pollution control expenditures; and
•	payment of $69 million to purchase the owner participant interest in a trust established to lease combustion turbines to TXU Energy Holdings.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $31 million for 2006. This difference represents amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Long-term Debt Activity — During the six months ended June 30, 2006, TXU Corp. and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances		Retirements
TXU Corp.:
Senior notes	$	―	$683
Equity-linked senior notes		―	179
Other long-term debt		―	5

TXU Energy Holdings:
Pollution control revenue bonds		100	203
Senior notes		―	400

TXU Electric Delivery:
Transition bonds		―	47

US Holdings		―	8

Total		$100	$1,525

See Note 7 to Financial Statements for further detail of debt issuances and retirements and financing arrangements.

Credit Facilities — At July 25, 2006, subsidiaries of TXU Corp. had access to credit facilities totaling $6.5 billion of which $4.1 billion was unused. The facilities expire on various dates between May 2007 and June 2010. The maximum amount TXU Energy Holdings and TXU Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These credit facilities are used for working capital and general corporate purposes including providing support for issuances of commercial paper and for issuing letters of credit. See Note 7 to Financial Statements for details of the arrangements.

Capital Expenditures — Capital expenditures for 2006 are expected to total approximately $2.6 billion, including $840 million for investment in TXU Electric Delivery’s transmission and distribution infrastructure, $1.2 billion for TXU DevCo’s new lignite/coal-fired generation facilities and $570 million for maintenance and upgrades of existing TXU Energy Holdings assets.

Financing for New Generation Development Program — As discussed above under “Recent Developments”, TXU DevCo has secured a financing commitment for $11 billion to fund its development and construction of 11 new generation units in Texas. The financing is expected to close in the fall of 2006. Borrowings by TXU DevCo under the agreement are expected to be nonrecourse to TXU Corp.

Short-term Borrowings — At July 25, 2006, subsidiaries of TXU Corp. had $1.7 billion of commercial paper outstanding and $940 million of bank borrowings under credit facilities. The commercial paper funds short-term liquidity requirements.

Common Stock Repurchase — In November 2005, the TXU Corp. board of directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. As of July 25, 2006, approximately 28.6 million of the 34 million shares authorized have been repurchased. TXU Corp. will apply its capital allocation philosophy in determining the timing and amount of remaining repurchases under the authorization.

Sales of Accounts Receivable— Subsidiaries of TXU Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program at June 30, 2006 and December 31, 2005 totaled $700 million and $671 million, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result in termination of the program.

Liquidity Effects of Risk Management and Trading Activities— As of June 30, 2006, subsidiaries of TXU Corp. have received/posted cash and letters of credit for margin requirements, miscellaneous credit support or as otherwise required by a counterparty as follows:
•	$54 million in cash has been received from counterparties as collateral;
•	$70 million in cash has been posted with counterparties as collateral; and
•
$971 million in letters of credit have been posted as collateral by TXU Energy Holdings including $500 million to support a related series of hedge transactions in June 2006. (See discussion above under “Recent Developments”.)

With respect to collateral received, subsidiaries of TXU Corp. have the contractual right, but not the obligation, to request collateral from certain counterparties based on the value of the contract and the credit worthiness of the counterparty. This collateral is typically held in the form of cash or letters of credit. Collateral received in cash is used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities. Unless otherwise specified in the contract, counterparties may generally elect to substitute posted cash collateral with letters of credit, reducing TXU Corp.’s liquidity.

With respect to hedging positions under the program as of July 14, 2006, for each $1.00 per MMBtu increase in natural gas prices, TXU Corp. could be required to post up to approximately $900 million in additional collateral and/or financial margining. Transactions requiring daily margining account for approximately 50% of the total hedge program and are generally met by cash postings. For the remainder, collateral settlements are being met by a combination of letters of credit and cash postings as required periodically by counterparties.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2006, TXU Corp.’s subsidiaries were in compliance with all such applicable covenants.

Credit Ratings

Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BBB-	BBB-	BBB+	BBB

Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch’s outlook is negative for TXU Corp., US Holdings and TXU Energy Holdings and stable for TXU Electric Delivery. S&P’s outlook is negative for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. These ratings are investment grade, except for Moody’s and S&P’s rating of TXU Corp.’s senior unsecured debt and S&P’s rating of US Holdings’ senior unsecured debt, which are one notch below investment grade.

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

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building. In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit of approximately $104 million at June 30, 2006 would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $52 million in remaining lease payments (principal amount as of June 30, 2006), if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the interest in the lease, assign the lease to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Holdings has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its commodity contract positions at June 30, 2006, in the event TXU Energy Holdings were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option, based on reduced credit thresholds, to request TXU Energy Holdings to post $87 million in additional collateral requirements.  Should TXU Energy Holdings be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $43 million. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at the time of any downgrade.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $34 million as of June 30, 2006.

Other arrangements of TXU Corp. and its subsidiaries, including credit facilities and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

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

In addition, a default by TXU Energy Holdings or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross-default under its 364-day credit facility totaling $1.5 billion and cause the maturity of outstanding balances (none as of June 30, 2006) under such facility to be accelerated.

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

TXU Corp. and its subsidiaries enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if TXU Corp. or those subsidiaries were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts. The entities whose default would trigger cross default vary depending on the contract.

TXU DevCo’s commodity hedging agreement contains a cross default provision. In the event of a default by TXU DevCo under the agreement, including certain cross-acceleration events relating to the indebtedness of TXU DevCo or its subsidiaries in an amount equal to or greater than $50 million before initial funding under the credit facilities for its new generation development program and $100 million thereafter, the hedge counterparty may terminate the transactions, including any novated transactions, covered by the hedging agreement.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Long-term Contractual Obligations and Commitments— Significant changes to the contractual cash obligations of TXU Corp. and its subsidiaries since December 31, 2005 as disclosed in the 2005 Form 10-K are shown below.

Increases in Contractual Cash Obligations since December 31, 2005 —
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Contracts related to generation development program (a)	$766	$2,724	$474	$—	$3,964
Obligations under commodity purchase agreements	$—	$470	$—	$326	$796

(a)
Amounts represent scheduled payments under the contracts. Cancellation costs are estimated to be $750 million as of September 30, 2006 and $1.2 billion as of December 31, 2006. Recovery values upon cancellation related to assets acquired and owned assets that are intended to be utilized in the program are estimated at 50% to 80% of the cancellation costs.

OFF BALANCE SHEET ARRANGEMENTS, INCLUDING VARIABLE INTEREST ENTITIES

Subsidiaries of TXU Corp. participate in an accounts receivable securitization program. See discussion above under “Sales of Accounts Receivable” and in Note 6 to Financial Statements.

Also see Note 9 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for discussion of commitments and contingencies.

REGULATION AND RATES

During 2006, TXU Corp.’s retail electricity business has launched several nonprice-to-beat competitive product service offerings. The offerings contain varying terms such as guaranteed pricing for fixed contract periods, variable rates indexed to market natural gas rates, time-of-use rates and several renewable power options.

In December 2005, the Commission staff issued an extensive list of questions regarding the price-to-beat rate mechanism, including transition away from the price-to-beat rate on January 1, 2007. TXU Energy Holdings was instrumental in forming a coalition (the retail market coalition) including almost all of the major REPs in Texas. The retail market coalition drafted and submitted comments to the Commission detailing the public policy and legal reasons that the price-to-beat rate-setting methodology should remain unchanged through 2006 and then expire as scheduled on January 1, 2007. However, other parties have submitted proposals to the Commission seeking changes to the price-to-beat rule, and the Chairman of the Commission proposed sweeping reforms to the rule, including a price-to-beat rate reset effective in December 2006. Although the Commission ultimately voted not to propose a price-to-beat rate reset, it did publish for comment certain proposed price-to-beat rule revisions, including proposed mandatory bill inserts and a proposed requirement that the incumbent REPs provide lists of their price-to-beat rate customers to competitors. TXU Energy Holdings and certain members of the retail market coalition oppose these proposed revisions. Final disposition of the proposed revisions is currently unknown. Although certain Texas legislators asked the Governor to open the Texas Legislature’s special session, which commenced in April 2006, to the issue of electricity prices, the session closed with no changes to the market structure or the price-to-beat statute.

On June 29, 2006, the Commission approved a revised Provider Of Last Resort (POLR) rule which will become fully effective in January 2007. The rule modifies the existing POLR price structure and creates a rate no longer tied to the price-to-beat rate. Importantly, the newly adopted POLR price structure is designed to compensate POLR providers for the costs and risks associated with providing POLR service and also contains a POLR price floor that will prevent the POLR price from interfering with competitive market prices.

In late June 2006, the Office of Public Utility Counsel and other groups filed a petition asking the Commission to adopt an emergency rule that would bar disconnection of electric service to residential customers during the 2006 summer months. The Commission adopted such a rule on July 21, 2006, which became effective immediately. The new rule requires the following for residential customers:

•
For customers who have been designated as “critical care” because interruption or suspension of electric service will create a dangerous or life-threatening condition, there shall be no disconnection through September 30, 2006, regardless of whether the customer makes payments for electricity use this summer;

•
Elderly low-income customers who contact their electric provider will also not be disconnected through September 30, 2006, regardless of whether the customer makes payments for electricity use, though the Commissioners encouraged customers to pay as much as they can to avoid building up significant unpaid balances. These customers will be entitled to enter into a deferred payment arrangement with 25% of their balance due in October and the balance of the deferred bills paid over the next five months;

•
All other low-income customers can avoid disconnection through September 30, 2006 by paying 25% of their current month’s bill and entering into a deferred payment arrangement that spreads remaining amounts over the next five months. In July, August and September 2006, the customer can avoid disconnection by paying 25% of that month’s bill and also paying the deferral installment that is due for that month.

These actions are expected to result in increased bad debt expenses, but the estimated amounts are not expected to be material to the results of the TXU Energy Holdings segment.

Texas Legislative Special Session — The 79th Texas Legislature completed its 3rd special session in May 2006. The session resulted in a reform to the Texas franchise tax system and the enactment of a property tax relief law.

The Texas franchise tax system is being replaced with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. TXU Corp.’s subsidiaries conduct significant operations through Texas limited partnerships that will become subject to the new Texas margin tax. The effective date of the Texas margin tax is January 1, 2008 for calendar year-end companies and the computation of tax liability will be based on 2007 revenues as reduced by certain deductions. The new margin tax is expected to increase TXU Corp.’s annual state franchise tax expense by approximately $30 million beginning in 2007. Also see Note 3 to Financial Statements.

The property tax relief law is expected to reduce school taxes assessed to TXU Corp. and its subsidiaries by an estimated $12 million in 2006 and $40 million annually in 2007 and subsequent years (based on current property values and without regard to any property additions).

Transmission Rates — In February 2006, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate. The Commission approved the application at its April 2006 open meeting, and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $19 million. Approximately $12 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $7 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s delivery rates charged to REPs.

In order to recover increased affiliate and third-party transmission costs, TXU Electric Delivery is allowed to request an update twice a year to the TCRF component of its retail delivery rate charged to REPs. On July 14, 2006, an application was filed to update the TCRF, to be effective September 1, 2006, and will result in an estimated annualized increase of $23.5 million in the TCRF component of TXU Electric Delivery’s retail delivery rates charged to REPs. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph is included in the September 2006 TCRF update. Consolidated TXU Corp. results are not impacted by changed retail delivery rates for that portion billed to TXU Energy Holdings (as a REP).

Automated Meter Reading —In 2005, the Texas legislature passed legislation that authorized utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. The additional information available through advanced metering will allow the potential for REPs to offer enhanced products and services to consumers providing an opportunity for consumers to save on total energy costs. At June 30, 2006, TXU Electric Delivery had installed approximately 163,000 advanced meters in its service territory and anticipates installation of approximately 370,000 automated meters by year-end. TXU Electric Delivery anticipates filing a surcharge request in the near future to seek recovery of investment costs incurred.

Cities Rate Settlement— As previously disclosed, in January 2006 TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery is currently in the process of extending the benefits of the agreement to 291 nonlitigant cities. Based on the final agreements and assuming the remaining nonlitigant cities participate, expected payments to the cities are now estimated to total approximately $70 million, including incremental franchise taxes.

This amount is being recognized in earnings over the period from May 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement will total approximately $17 million in 2006, $30 million in 2007, $16 million in 2008 and $7 million in 2009.

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

The Commission has determined that ERCOT will implement a market design that utilizes nodal pricing for resources and that this market design is to be implemented on or about January 1, 2009. In light of this decision, ERCOT filed a set of Nodal Protocols for Commission approval that describes the operation of an ERCOT wholesale nodal market design. The Commission approved the Nodal Protocols in March 2006 and set an implementation date of no later than January 1, 2009. In May 2006, ERCOT filed an Application and Request for Interim Relief, seeking approval of a nodal surcharge imposed on all Qualified Scheduling Entities in ERCOT (including subsidiaries of TXU Energy Holdings) for the purpose of financing approximately 38% of ERCOT’s expected nodal implementation cost. Additionally, ERCOT requested that an interim nodal surcharge be made effective as soon as possible in the amount of $0.0663 per MWh, subject to ERCOT’s providing an updated project implementation cost estimate in mid-September and subsequent Commission approval. The Commission held a hearing on ERCOT’s application on July 21, 2006 but has not yet issued a final decision on ERCOT’s surcharge application. At this time, TXU Corp. is unable to predict the impact of the proposed nodal wholesale market design on its operations or financial results.

Summary— Although TXU Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN 48. FIN 48 provides clarification of the accounting for uncertainty in income taxes in accordance with SFAS 109 and requires disclosure of tax benefits taken that do not qualify for financial statement recognition. FIN 48 is effective for fiscal years beginning after December 15, 2006. TXU Corp. is currently evaluating the potential impact of this standard.

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

COMMODITY PRICE RISK

TXU Corp.’s businesses are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products they market or purchase. TXU Corp.’s businesses actively manage their portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. These businesses, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, subsidiaries of TXU Corp. enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. Activities in the wholesale operations include hedging, the structuring of long-term contractual arrangements and proprietary trading. The wholesale business continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are closed out. TXU Corp. strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Long-term Hedging Program — See discussion above under “Recent Developments” for an update of the program, including potential effects on reported results.

VaR Methodology— A VaR methodology is used to measure the amount of market risk that exists within the portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio’s potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

TXU Corp. regularly reviews its risk analysis metrics. In the course of this review, it was determined that the Cash Flow at Risk metric is not a meaningful measure of actionable commodity price risk. Other metrics that measure the effect of such risk on the value of its mark-to-market contract portfolio and earnings continue to be disclosed. TXU Corp. may add or eliminate other metrics in the future in its disclosures of risks.

VaR for Energy Contracts Subject to Mark-to-Market Accounting— This measurement estimates the potential loss in economic value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting (excluding those accounted for as cash flow hedges), based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a holding period ranging from five to 60 days (based on the forward tenor). A probabilistic simulation methodology is used to calculate VaR and is considered by management to be the most effective way to estimate changes in a portfolio’s value based on assumed market conditions for liquid markets.

	June 30,	December 31,
	2006	2005
Period-end MtM VaR:	$140	$19
Average Month-end MtM VaR:	$32	$20

Earnings at Risk (EaR) — EaR measures the estimated potential reduction of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load, all contractual positions that are marked-to-market in net income and positions not marked-to-market in net income that are expected to be settled within the fiscal year. For this purpose, cash flow hedges are included with transactions that are not marked-to-market in net income. Assumptions include using a 95% confidence level and a holding period ranging from five to 60 days (based on forward tenor) under normal market conditions.

	June 30,	December 31,
	2006	2005
EaR	$$147	$$32

The increases in the period-to-period risk measures (MtM, VaR and EaR) above are primarily related to positions in the long-term hedging program that are marked-to-market in net income.

INTEREST RATE RISK

See Note 7 to Financial Statements for a discussion of debt-related activity since December 31, 2005.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Corp. and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure for TXU Corp. or its subsidiaries. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure— Gross exposure of TXU Corp.’s businesses to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, totaled $2 billion at June 30, 2006.

Gross assets subject to credit risk includes $1.7 billion in accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining trade accounts receivable is with large business customers and wholesale counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of June 30, 2006, is $1.2 billion net of standardized master netting contracts and agreements that provide the right of set-off of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp.’s subsidiaries (cash, letters of credit and other security interests), the net credit exposure is $1 billion. Of this amount, 81% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

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

The following table presents the distribution of credit exposure as of June 30, 2006, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging and commercial activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$946	$154	$792	$521	$125	$146	$792
Noninvestment grade	246	55	191	159	22	10	191
Totals	$1,192	$209	$983	$680	$147	$156	$983

Investment grade	79%	74%	81%
Noninvestment grade	21%	26%	19%

TXU Corp.’s subsidiaries are exposed to credit risk related to its long-term hedging program. Of the transactions in the program, over 96% of the volumes are with counterparties with an A credit rating or better, and 99% are at least investment grade.

TXU Corp.’s subsidiaries had credit exposure to two counterparties having an exposure greater than 10% of the net exposure of $983 million at June 30, 2006. These two counterparties represented 15% and 11%, respectively, of the net exposure. TXU Corp. views its subsidiaries’ exposure with these two counterparties to be within an acceptable level of risk tolerance.

Additionally, due to the scale of the long-term hedging program, a subsidiary of  TXU Corp. has potential credit risk exposure concentration related to a counterparty. A related series of hedge transactions with this counterparty contain certain credit rating provisions that would require the counterparty to post collateral in the form of cash in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparty. TXU Corp. views the potential concentration of risk with this counterparty to be within acceptable risk tolerance due to the strong financial profile of the counterparty and it’s A+ or above rating.

Furthermore, approximately 69% of the credit exposure, net of collateral held, has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Reference is made to the discussion in Note 9 regarding legal proceedings.

Item 1A.  Risk Factors.

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2005 Form 10-K as updated by the risk factors disclosed under the heading “Risk Factors” in Item 1A of the report on Form 10-Q for the quarterly period ended March 31, 2006 (“March 2006 10-Q”). The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2005 Form 10-K and March 2006 10-Q.

TXU Corp.’s growth strategy, including its investment in lignite/coal-fired generation facilities, may not be executed as planned which could adversely impact its financial condition and results of operations.

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

With respect to TXU Corp.’s lignite/coal-fired generation program, there can be no guarantee that the execution of such program will be successful. While TXU Corp. has vast experience in operating lignite/coal-fired generation facilities, TXU Corp. has limited experience in developing such facilities. To the extent construction, including any rail build-out, is not managed efficiently and to a timely conclusion, cost overruns may occur resulting in the overall program costing significantly more than anticipated. This may also result in delays in the expected online dates for the facilities resulting in less overall income than projected. While TXU Corp. believes it can acquire the resources needed to effectively execute this program, TXU Corp. is exposed to the risk that it may not be able to attract and retain skilled labor for developing and constructing these new facilities.

TXU Corp.’s lignite/coal-fired generation program is subject to changes in laws, regulations and policies that are beyond TXU Corp.’s control. TXU Corp. may not be able to obtain in a timely manner, if at all, all of the permits necessary to develop and operate these new facilities. Also, any unanticipated change in law, regulation or policy regarding commodity prices, power prices, electric competition or solid-fuel generation facilities or other related matters could adversely impact this program. As a result of recent natural disasters, such as Hurricane Katrina, global warming has received significant media attention. Any unanticipated change in environmental law, regulation or policy, such as regulations of emissions of carbon dioxide, if not implemented in a manner that focuses on technology, incentives and a functioning wholesale market, could adversely impact this program.

TXU Corp.’s lignite/coal-fired generation program is subject to changes in the Texas electricity market, primarily ERCOT, that are beyond TXU Corp.’s control. If demand growth in Texas is less than expected or if other generation companies build new generation assets in Texas, TXU Corp.’s program could impact market prices of power such that the new generation capacity becomes uneconomic. In addition, any unanticipated reduction in wholesale electricity prices, market heat rates and natural gas prices, which could occur for a variety of reasons, could adversely impact this program. Even if TXU Corp. enters into hedges to reduce such exposures, TXU Corp. would still be subject to the credit risk of its counterparties. In addition, unanticipated increases in the price of fuel, particularly Powder River Basin coal, or rail transportation could result in unexpected costs to operate the new facilities.

TXU Corp.’s lignite/coal-fired generation program is subject to other risks that are beyond TXU Corp.’s control. For example, TXU Corp. is exposed to the risk that a change in technology for electric generation facilities and/or emissions control technologies may make other generation facilities less costly and more attractive than TXU Corp.’s new lignite/coal-fired generation facilities. TXU Corp. is also exposed to changes in the cost and availability of materials necessary for the development and construction of the new facilities. TXU Corp. is also exposed to the risk that its contractors may default on their obligations to TXU Corp. and damages received, if any, will not cover TXU Corp.’s losses. In addition, TXU Corp. could be subject to capital markets and bank markets risk, including unanticipated changes in interest rates and lack of capacity, as it proceeds with financing the program.

With respect to TXU Corp.’s capital deployment program for its electric delivery facilities, there can be no guarantee that the execution of such program will be successful. There can be no assurance that the capital investments TXU Corp. intends to make in connection with its electric delivery business will produce the desired reductions in cost and improvements to service and reliability.

TXU Corp.’s retail business is subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to its reputation and/or results of operations of the retail business.

TXU Corp.’s retail business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, payment history, credit bureau data, credit and debit card account numbers, drivers license numbers, social security numbers and bank account information. The retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business. A security breach may occur, despite security measures taken by the retail business and required of vendors. If a significant or widely publicized breach occurred, the reputation of the retail business may be adversely affected, customer confidence may be diminished, or the retail business may be subject to legal claims, any of which may contribute to customer attrition and have a negative impact on the business and/or results of operations of the retail business.

InfrastruX Energy Services faces challenges to transition into a consolidated and independent business. It may not be able to provide TXU Electric Delivery sufficient services.

TXU Corp. has agreed to form a joint venture with InfrastruX Group. This joint venture, InfrastruX Energy Services, will have to undertake significant actions to integrate the legacy operations of InfrastruX Group, Inc. with the functions required under the services agreement with TXU Electric Delivery prior to the commencement of InfrastruX Energy Services’ operations. InfrastruX Energy Services may not have sufficient resources to adequately complete these actions on a timely basis. If these actions cannot be accomplished, the operational performance of InfrastruX Energy Services and its ability to provide services to TXU Electric Delivery could be adversely affected.

The ownership structure of InfrastruX Energy Services and the services agreement between it and TXU Electric Delivery are designed to ensure that TXU Electric Delivery receives sufficient services to provide service to its customers, but may not operate as planned. In this case, TXU Electric Delivery will have to identify an alternative means to acquire sufficient asset services because it will no longer have an internal asset services function. TXU Electric Delivery may not be able to readily find replacement services and such services may be more costly than those provided by InfrastruX Energy Services. Should TXU Electric Delivery wish to terminate or materially modify the services agreement, InfrastruX Energy Services and TXU Electric Delivery would also incur transition costs. Failure to obtain sufficient services and costs to acquire replacement services (including transition costs) could adversely affect the financial condition and results of operations of TXU Electric Delivery.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (a)

April 1, 2006 - April 30, 2006	4,239,589	$47.25	4,239,589	─
May 1, 2006 - May 31, 2006	1,963,000	55.18	1,963,000	─
June 1, 2006 - June 30, 2006	─	─	─	─
Total as of June 30, 2006	6,202,589	$49.76	6,202,589	5,689,785
________________
(a)
From July 1, 2006 to July 25, 2006, TXU Corp. purchased an additional 241,000 shares at an average price of $59.93 per share. All of these share purchases were under a November 2005 authorization by TXU Corp.’s board of directors for the purchase of up to 34 million shares between November 2005 and year end 2006. At July 25, 2006, the maximum number of shares that may yet be repurchased under the Board authorization is 5,448,989 shares.

Item 4. Submission of Matters to a Vote of Security Holders

TXU Corp. held its Annual Meeting of Shareholders on May 19, 2006. The 461,384,549 shares of TXU Corp. common stock outstanding on March 21, 2006 were entitled to vote at the annual meeting. The following items were presented to shareholders with the following results:

		Votes
	Votes	Withheld or
	For	Against	Abstentions

Election of Directors
E. Gail de Planque	389,936,692	9,137,726	None
Leldon E. Echols	391,803,632	7,270,786	None
Kerney Laday	383,426,915	15,647,502	None
Jack E. Little	391,883,308	7,191,109	None
Gerardo I. Lopez	391,690,260	7,384,158	None
J. E. Oesterreicher	391,546,005	7,528,413	None
Michael W. Ranger	391,875,815	7,198,602	None
Leonard H. Roberts	391,708,434	7,365,984	None
Glenn F. Tilton	391,124,023	7,950,394	None
C. John Wilder	383,915,348	15,159,070	None

Selection of Deloitte & Touche LLP
as Independent Auditor	387,418,256	6,381,689	5,274,473

Approval of amendment to the
Company’s restated bylaws	314,324,025	3,992,910	6,301,578

Approval of the Company’s
restated certificate of formation	307,637,163	10,649,564	6,331,787

Shareholder proposal to elect
directors by majority vote	140,452,653	176,447,857	7,718,004

All of the directors listed above were elected and all of the remaining items were approved, except the shareholder proposal to elect directors by majority vote was not approved.

Item 6. Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
3(i)	Articles of Incorporation.
3(a)	1-12833 Form 8-K (filed May 19, 2006)	3.1	Restated Certificate of Formation of TXU Corp., dated May 19, 2006.
3(ii)	By-laws.
3(b)	1-12833 Form 8-K (filed May 19, 2006)	3.2	Restated Bylaws of TXU Corp., effective May 19, 2006.
(10)	Material Contracts.
	Management Contracts.
10(a)	Form 8-K (filed April 6, 2006)	10.1	Form of Non-Disclosure, Non-Solicitation and Non-Competition Agreement.
	Benefit Plans
10(b)	1-12833 Form 8-K (filed May 19, 2006)	10.1	TXU Corp. Non-employee Director Compensation Arrangements.
10(c)	1-12833 Form 8-K (filed May 19, 2006)	10.2	TXU Deferred Compensation Plan for Outside Directors, as amended and restated, dated May 18, 2006.
10(d)	1-12833 Form 8-K (filed June 16, 2006)	10.1	Form of Amended and Restated Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit Award: adjusted 0% to 175%).
10(e)	1-12833 Form 8-K (filed June 16, 2006)	10.2	Form of Amended and Restated Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit I Award: adjusted 0% to 200%).
10(f)	1-12833 Form 8-K (filed June 16, 2006)	10.3	Form of Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit I Award).
10(g)	1-12833 Form 8-K (filed June 16, 2006)	10.4	Form of Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit II Award).
10(h)	1-12833 Form 8-K (filed June 16, 2006)	10.5	Form of Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit III Award).

Exhibits	Previously Filed With File Number*	As Exhibit
Credit Agreements.
10(i)	1-12833 Form 8-K (filed June 2, 2006)	10.1
$1.5 Billion Revolving Credit Agreement, dated May 26, 2006, by and among TXU Energy Company LLC, certain lenders parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and as fronting bank, and Lehman Brothers Bank, as fronting bank.

Other Material Contracts.
10(j)
Master Framework Agreement by and between TXU Electric Delivery Company and InfrastruX Energy Services Group LP, dated June 25, 2006 (confidential treatment has been requested for portions of this exhibit).

10(k)				Confirmation Agreement by TXU Generation Development Company LLC, dated June 6, 2006 (confidential treatment has been requested for portions of this exhibit).
10(l)				Field Services Agreement by TXU Electric Delivery and InfrastruX Energy Services Group LP, dated June 24, 2006 (confidential treatment has been requested for portions of this exhibit).
(15)	Letter re: Unaudited Interim Financial Information.
15			─	Letter from independent registered public accounting firm as to unaudited interim financial information.

Exhibits	Previously Filed With File Number*	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			─
Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			─
Certification of David A. Campbell, Executive Vice President and Acting Chief Financial Officer of TXU Corp., pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			─	Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			─
Certification of David A. Campbell, Executive Vice President and Acting Chief Financial Officer of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.
99			─	Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2006.
________________

* Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU CORP.

By

/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: August 4, 2006