Form 10-K
period 2006-12-31
TXU CORP /TX/
filed 2007-03-02
CIK 1023291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

[√] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ✓   No ____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ____ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ✓   Accelerated filer ____ Non-Accelerated filer ____

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No  ✓

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the New York Stock Exchange composite tape on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter: $27,599,873,915

Common Stock outstanding at February 23, 2007: 459,269,419 shares, without par value
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered in connection with TXU Corp.’s annual shareholders’ meeting pursuant to Regulation 14A, to be filed with the Securities and
Exchange Commission on or about April 26, 2007, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
Page
Glossary	iii
PART I
Items 1. and 2. BUSINESS AND PROPERTIES	1
TXU CORP. Business and Strategy	1
Operating Segments	5
TXU Energy Holdings Operating Segment Strategy and Business Activities	7
TXU Electric Delivery Operating Segment Strategy and Business Activities	15
Environmental Regulations and Related Considerations	19

Item 1A. RISK FACTORS	23

Item 1B. UNRESOLVED STAFF COMMENTS	35

Item 3. LEGAL PROCEEDINGS	36

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

EXECUTIVE OFFICERS OF TXU CORP.	41

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	44

Item 6. SELECTED FINANCIAL DATA	45

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	45

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE	45

Item 9A. CONTROLS AND PROCEDURES	45

Item 9B. OTHER INFORMATION	45

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	46

Item 11. EXECUTIVE COMPENSATION	46

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS	47

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE	47

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	47
i

Page

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
APPENDIX A - Financial Information of TXU Corp. and Subsidiaries	A-1
APPENDIX B - Exhibits to 2006 Form 10-K	B-1

Note for Annual Report to Shareholders - This Annual Report on Form 10-K for the year ended December 31, 2006, except for Appendix B, is being included in its entirety in TXU Corp.’s 2006 annual report to shareholders in accordance with Regulation 14A of the proxy rules. Copies of Appendix B will be provided upon written request.

TXU Corp.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. TXU Corp. will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. In addition, in accordance with corporate governance rules of the New York Stock Exchange, TXU Corp. has provided, on the TXU Corp. website, (a) its corporate governance guidelines, (b) its code of conduct for employees, officers and directors, and (c) charters of the Committees of the board of directors including the Audit, Nominating and Governance and Organization and Compensation Committees. Printed copies of corporate governance documents which are posted on the TXU Corp. website are also available to any shareholder upon request to the Secretary of TXU Corp., 1601 Bryan Street, Dallas, Texas 75201-3411.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp. and its subsidiaries
Commission	Public Utility Commission of Texas
EITF 02-3	Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EPA	US Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 45
FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 46R	FIN No. 46R (Revised 2003), “Consolidation of Variable Interest Entities”
FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations ― An Interpretation of FASB Statement No. 143”
FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GW	gigawatts
GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002
IRS	US Internal Revenue Service
kV	kilovolts
kWh	kilowatt-hours
market heat rate
Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally gas plants) in generating electricity and is calculated by dividing the wholesale market price of power by the market price of natural gas.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, among TXU Corp., Merger Sub Parent and Merger Sub.
Merger Sub	Texas Energy Future Merger Sub Corp., a Texas corporation and a wholly-owned subsidiary of Merger Sub Parent.
Merger Sub Parent	Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership.
MMBtu	million British thermal units
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
MW	megawatts
MWh	megawatt-hours
NRC	US Nuclear Regulatory Commission
PRB
Powder River Basin - a coal mining region that covers southeast Montana and northeast Wyoming. TXU Corp. purchases coal from this region from multiple suppliers, which is currently blended with lignite to fuel the Big Brown, Monticello and Martin Lake generating plants.

price-to-beat rate
residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) were required to be made available to those customers until January 1, 2007

PURA	Public Utility Regulatory Act
REP	retail electric provider
RRC	Railroad Commission of Texas, which has oversight of lignite mining activity
S&P	Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 5	SFAS No. 5, “Accounting for Contingencies”
SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”
SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS 106	SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 115	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 158	SFAS No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”
SG&A	selling, general and administrative
Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met
Sponsors
The private investment group, consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group, that directly and indirectly owns Merger Sub Parent and Merger Sub.

TCEQ	Texas Commission on Environmental Quality
TXU Australia	refers to TXU Australia Group Pty Ltd, a former subsidiary of TXU Corp., and its subsidiaries
TXU Big Brown	TXU Big Brown Company LP, a Texas limited partnership and subsidiary of TXU Energy Company, which owns two lignite/coal-fueled generation units in Texas
TXU Corp.
Refers to TXU Corp., a holding company, and/or its subsidiaries, depending on context. This Form 10-K and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Company or TXU Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company.

TXU DevCo
Refers to subsidiaries of TXU Corp. that have been established for the purpose of developing new lignite/coal-fueled generation facilities. The TXU DevCo subsidiaries are currently not subsidiaries of TXU Energy Company.

v

TXU Electric Delivery
Refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context. This form 10-K and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Company or TXU Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company.

TXU Energy Company
Refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its subsidiaries, depending on context, engaged in electricity generation and wholesale and retail energy markets activities. This Form 10-K and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Company or TXU Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company.

TXU Energy Holdings
Refers to the TXU Corp. business segment that includes TXU Energy Company and its subsidiaries, TXU DevCo and its subsidiaries, activities of other TXU Corp. subsidiaries to pursue opportunities for generation facility development in markets outside Texas and activity of a lease trust holding certain combustion turbines.

TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.
TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Company
TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.
TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Company
US	United States of America
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.
VEBA	refers to voluntary employees’ beneficiary association

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

TXU CORP. BUSINESS AND STRATEGY

Business Summary

TXU Corp., a Texas corporation, is a Dallas-based energy company that manages a portfolio of competitive and regulated energy businesses in Texas. TXU Corp.’s revenues totaled $10.9 billion in 2006. TXU Corp. is a holding company conducting its operations principally through its TXU Energy Company LLC (TXU Energy Company), TXU Electric Delivery Company (TXU Electric Delivery) and TXU Generation Development Company LLC (TXU DevCo) subsidiaries. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas. TXU DevCo is engaged in the development of new lignite/coal-fueled generation facilities, but is now expected to develop those facilities as a subsidiary of TXU Energy Company.

On February 26, 2007, TXU Corp. announced that it had entered into an Agreement and Plan of Merger, dated February 25, 2007 (Merger Agreement), with Texas Energy Future Holdings Limited Partnership (Merger Sub Parent) and Texas Energy Future Merger Sub Corp (Merger Sub), whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. For further details on the proposed transaction, refer to the section entitled “Proposed Merger” below.

TXU Energy Company owns or leases 17,605 megawatts (MW) of generation for its own use in Texas, including 2,300 MW of nuclear-fired capacity, 5,837 MW of lignite/coal-fueled capacity and 9,468 MW of natural gas-fueled capacity. TXU Energy Company provides electricity to more than 2.1 million electricity customers in Texas. As of December 31, 2006, TXU Energy Company’s estimated share of the Electric Reliability Council of Texas (ERCOT) retail residential and small business markets was 37% and 26%, respectively. TXU Electric Delivery operates the largest distribution and transmission system in Texas providing power to over 3 million electricity delivery points over more than 100,000 miles of distribution lines and 14,300 miles of transmission lines. At December 31, 2006, TXU Corp. had 7,262 full-time employees, including approximately 1,800 employees under collective bargaining agreements.

TXU Corp. operates primarily within the ERCOT region, which represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator of the interconnected transmission system of those systems. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems as well as nondiscriminatory access to transmission service by all wholesale market participants in the ERCOT region. ERCOT’s membership consists of approximately 150 members, including electric cooperatives, municipal power agencies, investor-owned independent generators, independent power marketers, electric transmission and distribution utilities and independent REPs.

Gas-fueled generation is the predominant supply resource in the ERCOT region in terms of both the installed capacity and electricity generation, accounting for approximately 75% of the capacity and 50% of the energy produced in the ERCOT region. As a result, natural gas-fueled plant operators are the marginal suppliers in ERCOT, and wholesale electricity prices are highly correlated to natural gas prices.

TXU Corp. believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

•	market rules support fair and robust competition, while providing opportunities to optimize the generation fleet operations and purchased power requirements;

•	peak demand is expected to grow at an average rate of 2.3% per year;

•	it is a sizeable market with 62 gigawatts (GW) of peak demand and approximately 33 GW of average demand; and

•
as projected by ERCOT, in the absence of generation additions, annual reserve margins are expected to fall below ERCOT’s desired margin of 12.5% as early as 2009, thus providing opportunities for generation owners and developers. Reserve margin is defined as the excess of system capability over peak load expressed as a percentage of peak load.

Proposed Merger

Summary Description of Merger Agreement and Proposed Merger

On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

    The Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007. TXU Corp.’s board of directors, with the assistance of its independent advisors, intends to solicit proposals during this go-shop period. After April 16, 2007, TXU Corp. may continue discussions with certain persons who have made proposals prior to the end of the go-shop period. After the go-shop period, TXU Corp. is not permitted to solicit additional proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. There can be no assurances that the solicitation of proposals will result in an alternative transaction. TXU Corp. does not intend to disclose developments with respect to this solicitation process unless and until its board of directors has made a decision regarding any alternative proposals.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent's prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent's prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of its charter and bylaws, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend at the current rate of $0.4325 per quarter.

TXU Corp. may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with a termination, TXU Corp. would have to pay a fee of $1 billion to Merger Sub Parent, unless such termination is in connection with a superior proposal submitted by certain persons who made such a proposal prior to the end of the go-shop period, in which case the fee will be $375 million. In certain other circumstances, the Merger Agreement provides for Merger Sub Parent to pay to TXU Corp. a fee of $1 billion upon termination of the Merger Agreement.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC), and the Federal Communication Commission and other customary closing conditions. In addition, Merger Sub Parent and Merger Sub will not be obligated to consummate the proposed merger unless the representations and warranties of TXU Corp. set forth in the Merger Agreement are true and correct as of the closing date, except where any failures of any the representations and warranties to be true and correct, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on TXU Corp. TXU Corp. also expects to seek approval of the Federal Communications Commission in connection with the closing of the proposed merger.  TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated.

In connection with the proposed merger, TXU Corp. has agreed to a strategy that modifies TXU DevCo’s previously disclosed plans to build new generation facilities and provides for revisions to TXU Energy’s pricing and marketing initiatives.

The Merger Agreement was filed with the US Securities and Exchange Commission (SEC) on a Form 8-K on February 26, 2007. The foregoing descriptions of the Merger Agreement and the proposed merger do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement.

Financing in Connection with the Proposed Merger

In connection with the proposed merger, Merger Sub has received a debt commitment letter from a group of lenders (Debt Financing Sources) to provide funds for the purpose of financing the proposed merger (collectively, the Merger Funds). In addition to the equity financing to be provided by the Sponsors, it is expected that the Merger Funds will be funded by approximately $24.6 billion in indebtedness provided by the Debt Financing Sources, the substantial majority of which is anticipated to be incurred by TXU Energy Company, secured by substantially all of the assets of TXU Energy Company and its subsidiaries, and guaranteed by substantially all of the subsidiaries of TXU Energy Company. It is expected that a portion of the Merger Funds will be funded with unsecured debt issued at TXU Corp. In addition to the Merger Funds, the debt commitments provide for funds to repay some outstanding indebtedness of TXU Corp. and its subsidiaries, and to pay fees and expenses incurred in connection with the proposed merger. Significant liquidity facilities will be made available to 1) TXU Energy Company to provide for ongoing working capital and other general corporate purposes of the surviving corporation and its subsidiaries after the consummation of the proposed merger and 2) TXU Electric Delivery to provide for ongoing working capital and for other general corporate purposes for TXU Electric Delivery and its subsidiaries. None of the new debt to be incurred (other than the TXU Electric Delivery liquidity facility) will be raised at, guaranteed by, or secured by the assets of, TXU Electric Delivery. While Merger Sub Parent has advised TXU Corp. that there is significant uncertainty as to the various details of the ultimate structure of the debt financing (including whether TXU Corp. will guarantee any of the debt of TXU Energy Company) and the outstanding debt securities that may be repaid or refinanced, the proposed merger is not conditioned on the receipt of such debt financing and the availability of the debt financing from the Debt Financing Sources is subject only to documentary and other customary closing conditions.

Operating Segments

TXU Corp. has aligned and reports its business activities as two operating segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 24 to Financial Statements.)

TXU Energy Holdings segment includes the activities of TXU Energy Company and TXU DevCo. This segment also includes the activities of a lease trust holding certain natural gas-fueled combustion turbines.

TXU Electric Delivery segment includes the activities of TXU Electric Delivery, and its wholly owned bankruptcy-remote financing subsidiary.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued operations, general corporate expenses, interest on debt at the TXU Corp. level and activities involving mineral interest holdings.

Overview of Business Growth Strategies

In 2004, TXU Corp. launched a three-phase restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

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

•
Phase two included implementation of initiatives to achieve operational excellence across the business, targeting industry-leading performance standards for productivity, reliability and customer service and embedding a high-performance industrial culture. Phase two work has been largely completed but remains ongoing as a basis for continuous process improvement.

•
Phase three included development and implementation of the growth strategy for TXU Corp. and its two operating segments. In 2006, actions were initiated to execute this strategy by way of several key initiatives launched during the year, including planned development of new generation facilities.  TXU Corp. has agreed to modify this strategy in connection with the proposed merger.

TXU Corp.’s growth strategy is based on three core principles, as it believes they are essential to success in the electricity industry: 1) access to structurally advantaged assets, 2) an industrial skill set and 3) building and leveraging quality scale.

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

•
Industrial skill set - TXU Corp. believes an industrial skill set is crucial for high performance and sustained high returns in asset-intensive businesses. The transition from regulation to competition in the electricity sector amplifies the importance of this skill set, and will likely create a significant performance advantage for those who successfully transform their operations. TXU Corp. will continue to focus on upgrading four critical skill sets: operational excellence, market leadership, a systematic risk/return mindset applied to all key decisions and rigorous performance management. A key driver of this effort is an overall program called the TXU Operating System, which is a program to drive ongoing productivity improvements through application of lean operating techniques and deployment of an industrial skill set.

•
Building and leveraging quality scale - TXU Corp. believes that building and leveraging quality scale enables sustained value creation. Scale allows companies to eliminate duplicative costs, better manage supply costs and build and standardize distinctive process expertise. Scale also allows companies to take part in large capital investments, such as new generation facilities, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs.

Quality scale is derived from structurally advantaged regional positions and enables companies to develop a deep understanding of regional wholesale markets and distinctive insights into market dynamics and regulatory frameworks, enabling better execution in today’s volatile commodity environment. Regional scale can also create access to advantaged development opportunities.

    Given the pending merger, TXU Corp. will reevaluate its strategies, in particular its growth strategies.

TXU ENERGY HOLDINGS OPERATING SEGMENT STRATEGY
AND BUSINESS ACTIVITIES

Business Organization

The TXU Energy Holdings segment is managed as an integrated business; however, for purposes of operational accountability and performance management, the segment has been divided into electricity generation operations (TXU Power), retail electricity sales operations (TXU Energy), wholesale energy markets operations (TXU Wholesale) and generation facility development activities (TXU DevCo). Each of these operations is conducted through separate legal entities.

TXU Power

Strategy

The goal of TXU Power is to become the safest and most productive operator of generation facilities in the US. TXU Power intends to achieve industry leading safety and top decile reliability and operating cost performance and sustain year-over-year real productivity improvements of 5% across all operations. TXU Power continues to utilize the TXU Operating System to capture opportunities to drive lean operations throughout its operations. TXU Power believes that the execution of this process has helped it further enhance an advantaged lignite/coal-fueled generation operating capability.

Overview of Generation Assets

TXU Power’s electricity generation fleet consists of 19 plants  in Texas with total generating capacity as shown in the table below:

Fuel Type	Capacity (MW)	Number of Plants	Number of Units (a)

Nuclear	2,300	1	2
Lignite/coal	5,837	4	9
Natural gas (b)(c)	9,468	14	35
Total	17,605	19	46

(a)	Leased units consist of six natural gas-fueled units totaling 390 MW of capacity. All other units are owned.
(b)	Includes 1,679 MW representing seven units mothballed and not currently available for dispatch.
(c)	Excludes 585 MW representing nine combustion turbine units currently operated for an unaffiliated party’s benefit.

The generation plants are located primarily on land owned in fee simple. Nuclear and lignite/coal-fueled (baseload) plants are generally scheduled to run at capacity except for periods of backdown due to low periods of demand or scheduled major maintenance activities. The natural gas-fueled generation units supplement the baseload generation capacity in meeting variable consumption as production from these units can more readily be ramped up or down as demand warrants.

One of TXU Power’s key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by natural gas-fueled generation. New natural gas-fueled capacity, while generally more efficient to operate than existing natural gas-fueled capacity due to technological advances, is subject to the volatile cost of natural gas fuel. On the other hand, baseload nuclear and lignite/coal-fueled plants currently have lower variable generation costs than new natural gas-fueled plants at current average market natural gas prices.

Nuclear Generation Assets

TXU Power operates two generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW. Comanche Peak’s Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity to meet the load requirements in ERCOT. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in a two-unit outage in one year, with the next scheduled to occur in 2008. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. Over the last 3 years, the refueling outage period per unit has ranged from a high of 38 days in 2004 to a low of 18 days in 2006. The Comanche Peak plant operated at a capacity factor of 98.8% in 2006, which represents top decile performance of US nuclear generation facilities.

TXU Power has contracts in place for nuclear fuel conversion services through 2007. In addition, TXU Power has contracts for the acquisition of raw uranium and for nuclear fuel enrichment services through mid-2008, as well as for nuclear fuel fabrication services through 2018.

Contracts for the acquisition of raw uranium and nuclear fuel conversion services through 2012 and 2009, respectively, are being finalized. Additional contracts to ensure a portion of nuclear fuel enrichment services through 2020 are being finalized. TXU Power does not anticipate any issues with finalizing these contracts by the end of 2007 and does not anticipate any difficulties in acquiring raw uranium and contracting for associated services in the foreseeable future.

TXU Power’s on-site used nuclear fuel storage capability is sufficient for five to ten years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the US Nuclear Regulatory Commission (NRC) to fully utilize physical storage capacity.

The Comanche Peak nuclear generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial generation reactors. Based on these extensions and expectations of industry practice, in 2003 the estimated useful life of the Comanche Peak nuclear generation units was revised to 60 years. TXU Power expects to file a license extension request in accordance with timing and other provisions established by the NRC.

With license extensions, plant decommissioning activities would be scheduled to begin in 2050 for Comanche Peak Unit 1 and 2053 for Unit 2 and common facilities. Decommissioning costs are fully recoverable from TXU Electric Delivery’s customers through an ongoing delivery surcharge.

Lignite/Coal-Fueled Generation Assets

TXU Power’s lignite/coal-fueled generation fleet has a capacity of 5,837 MW and consists of the Big Brown (2 units), Monticello (3 units), Martin Lake (3 units) and Sandow (1 unit) plants. These plants are generally operated at full capacity to meet the load requirements in ERCOT. Maintenance outages are scheduled during off-peak demand periods. Over the last three years, the total annual scheduled and unscheduled outages per unit averaged 33 days. TXU Power’s lignite/coal-fueled generation fleet operated at a capacity factor of 89.1% in 2006, which represents top decile performance of US coal-fueled generation facilities.

Approximately 67% of the fuel used at TXU Power’s lignite/coal-fueled generation plants in 2006 was supplied from owned in fee or leased proven surface-minable lignite reserves dedicated to the Big Brown, Monticello and Martin Lake plants, which were constructed adjacent to the reserves. TXU Energy Company owns in fee or has under lease an estimated 595 million tons of proven reserves dedicated to its generation plants, and also owns in fee or has under lease in excess of 119 million tons of proven reserves not currently dedicated to specific generation plants. In 2006, over 22 million tons of lignite were recovered to fuel TXU Power’s plants. TXU Energy Company utilizes owned and/or leased equipment to remove the overburden and recover the lignite. As part of an agreement to supply power to an adjacent aluminum smelting plant, the Sandow plant is fueled from lignite deposits controlled and mined by Alcoa, Inc.

Lignite mining operations include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. In 2006 alone, regulatory authorities approved TXU Power’s release from further reclamation obligation approximately 8,000 acres of reclaimed land; TXU Power planted more than 1.2 million trees as part of this reclamation.

TXU Power supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Power’s generating plants by railcar. Based on its current usage, TXU Power believes that it has sufficient lignite reserves for the foreseeable future and has contracted 76% of its western coal resources and 100% of the related transportation through 2009.

Security Interest— A first-lien security interest has been placed on the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant to support commodity hedging transactions.

Natural Gas-Fueled Generation Assets

TXU Power also operates a fleet of natural gas-fueled generation units, which includes 28 units with a total 7,789 MW of currently available capacity, as dispatched by TXU Wholesale. A significant number of the natural gas-fueled units have the ability to switch between natural gas and fuel oil. As discussed above, these units predominantly serve as peaking units that can be more readily ramped up or down as demand warrants. See TXU Wholesale discussion below under “Portfolio Management”.

Regulation

    TXU Power is an exempt wholesale generator under the Energy Policy Act of 2005 and is subject to the jurisdiction of the NRC with respect to its nuclear generation plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear generation plants and subject such plants to continuing review and regulation. TXU Power also holds a power marketer license from the FERC.

TXU Energy

Strategy

TXU Energy’s strategy is to achieve industry-leading customer service, continue to develop innovative customer solutions and offerings and achieve a 40% market share in the residential retail market in ERCOT.  In addition, TXU Energy’s strategy includes initiatives to improve both out-of-territory customer acquisition rates and small business customer acquisition and winbacks within Texas.

TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy has invested in customer-related infrastructure and capabilities. Together with its business support services vendor, Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp. and its subsidiaries (Capgemini), TXU Energy uses its customer relationships, customer service operations, technology operating platforms, commercial operations, marketing and customer loyalty to actively compete to retain its customer base and to add customers.

Market Territory

TXU Energy serves more than 2.1 million retail electricity customers, of which 1.9 million are in its historical service territory, which was the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen.

Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the deregulated retail electricity market. As a result, competition is expected to continue to be robust. TXU Energy, as an active participant in this competitive market, provides retail electric service to the other areas of ERCOT now open to competition including the Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas. TXU Energy continues to market its services in Texas to add new customers and to retain its existing customers. As of January 2007, there are approximately 60 REPs certified to compete within the state of Texas.

Price-to-Beat Rates

As a result of the legislation that restructured the electric utility industry in Texas to provide for retail competition (1999 Restructuring Legislation), effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Public Utility Commission of Texas (the Commission), to residential and small business customers located in their historical service territories. The price-to-beat mechanism was intended to spur competition as the rates were set such that competing REPs could profitably offer lower rates. TXU Energy, as a REP affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to these classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class was supplied by competing REPs. TXU Energy met the 40% threshold target calculation for its small business customers in December 2003 and began offering rates other than the price-to-beat rate to this customer class. Since January 1, 2005, TXU Energy has offered rates different from the price-to-beat rate to all customer classes, but was required to make the price-to-beat rate available for residential and small business customers in its historical service territory until January 1, 2007.

Under amended Commission rules, effective April 2003 through December 2006, affiliated REPs of electricity delivery utilities were allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average forward price of natural gas increased or decreased more than 5% (10% if the petition was filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. Because of rising natural gas prices, TXU Energy petitioned and received approval from the Commission for price-to-beat rate increases that were implemented in each of the years 2003 through 2006.  As of January 1, 2007, TXU Energy is no longer required to offer the price-to-beat rate to any of its customer classes.

Pricing and Marketing Initiatives

In 2006, TXU Energy launched its “Pick Your Plan” initiative that provides savings to customers of up to 15 percent and announced plans to expand TXU Energy’s demand-side management program, which provides opportunities for further savings through lower consumption or changes in consumption by time of day. TXU Energy currently offers ten price plans in the North Texas market (historical service territory) and four plans in other competitive markets. In anticipation of the transition to full competition in the Texas marketplace on January 1, 2007, in the fourth quarter of 2006 TXU Energy announced the following initiatives to give customers greater savings, peace of mind, flexibility and price certainty:

•
a one-time customer appreciation bonus of $100 to residential customers who were receiving service from TXU Energy on October 29, 2006 and living in areas where TXU Energy offered its price-to-beat rate. The bonus is expected to be paid out in the form of credits on customer bills and is expected to be fully settled in 2007;

•
price protection from any future price increases due to volatile commodity prices for its residential price-to-beat and other month-to-month customers paying a rate that is equal to the price-to-beat rate as of December 31, 2006 who choose to remain on their existing plan and meet certain other criteria, for a period of three years or until at least January 1, 2010;

•	a limited-time incentive of $25 to customers switching to one of the many pricing plans other than the basic month-to-month plan; and

•
extension through September 1, 2007 of TXU Energy’s unique 10 percent low-income-customer discount program, as TXU Energy continues to work with elected officials to restore state funding for this important program.

    TXU Corp. has announced that in connection with the proposed merger, effective with March 27, 2007 meter reads, it will provide a six percent price discount to those customers in the historical service territory that have month-to-month service plans with a rate equivalent to the former price-to-beat rate. Further, upon closing of the proposed merger, TXU Energy intends to provide an additional four percent discount and also provide price protection through September of 2008 to those customers. The aggregate 10% price discounts are expected to provide total annual savings of more than $300 million to those customers.

TXU Wholesale

Strategy

TXU Wholesale’s goal is to deliver best-in-class energy management services to internal and external customers. The ongoing strategy of TXU Wholesale includes optimizing value and managing risk across TXU Corp.’s native unregulated assets, developing and expanding its wholesale market presence and providing proprietary commodity insights to capture, retain and add value for TXU Corp.

Portfolio Management

TXU Wholesale plays a pivotal role in supporting TXU Power and TXU Energy by optimizing the performance of the generation assets and sourcing the electricity requirements for TXU Energy’s customers. TXU Wholesale manages commodity price exposure across the complementary generation and retail businesses on a portfolio basis. Under this approach, TXU Wholesale manages the risks of imbalances between generation supply and sales load, which primarily represent exposures to natural gas price movements and market heat rate changes (variations in the relationships between natural gas prices and wholesale electricity prices), through wholesale markets activities that include physical purchases and sales and transacting in financial instruments.

TXU Wholesale manages the commodity exposure of the generation and retail portfolio through asset management and hedging activities. TXU Wholesale provides TXU Energy with the electricity and related services to meet retail customer demand and the operating requirements of ERCOT. TXU Wholesale also supports TXU Power in selling forward generation and seeking to maximize the economic value of the fleet. In consideration of operational production and customer consumption levels that can be highly variable as well as opportunities for long-term purchases and sales with large wholesale electricity market participants, TXU Wholesale buys and sells electricity in the spot and short-term market and executes longer-term forward electricity purchase and sales agreements.

In its hedging activities, TXU Wholesale enters into contracts for the physical delivery of electricity and natural gas, exchange traded and “over-the-counter” financial contracts and bilateral contracts with producers, generators and end-use customers. In October 2005, TXU Wholesale commenced a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. As of February 28, 2007 a net outstanding 1.95 billion million British thermal units (MMBtu) of natural gas (an equivalent of over 220,000 GWh) over the period 2007 to 2012 has effectively been sold forward principally utilizing natural gas-related financial instruments. See “Natural Gas Price and Market Heat-Rate Exposure” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

TXU Wholesale also dispatches the gas-fueled generation fleet owned and operated by TXU Power. TXU Wholesale’s dispatching activities are performed through a centrally managed real-time operational staff that synthesizes operational activities across the fleet and interfaces with various wholesale market channels. TXU Wholesale coordinates the overall commercial strategy for these plants working closely with TXU Power.  In addition, TXU Wholesale manages the fuel procurement requirements for the natural gas-fueled generation plants.

Commercial Wholesale Market Activities

TXU Wholesale engages in commercial operations such as physical purchases, storage and sales of natural gas, electricity and natural gas trading and third-party asset management. TXU Wholesale’s natural gas operations include well-head production contracts, transportation agreements, storage leases and retail sales. TXU Wholesale currently manages approximately 18 billion cubic feet of natural gas storage capacity and has a presence outside of Texas in both electricity and natural gas commodity trading.

Risk Management Practices

TXU Wholesale manages exposure to wholesale commodity and credit related risk within established transactional risk management policies and limits. TXU Wholesale targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. Risk management processes include capturing transactions, performing and validating valuations and reporting exposures on a daily basis using commodity information systems designed to support a large transactional portfolio. A risk management forum meets regularly to ensure that business practices comply with approved transactional limits, commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. TXU Wholesale has a strict disciplinary program to address any violations of the risk management policies and periodically reviews these policies to ensure they are responsive to changing market and business conditions.

Renewable Energy Activities

TXU Wholesale is one of the largest purchasers of wind-generated electricity in Texas and the fifth largest in the US. TXU Wholesale currently purchases electricity from wind projects with approximately 704 MW of capacity located in West Texas. In June 2006, TXU Wholesale launched a renewable energy initiative involving the purchase of electricity from, and/or investment in, wind-generated power facilities that is expected to double its renewable energy portfolio to 1,500 MW.

TXU DevCo

Strategy

TXU DevCo’s objective is to satisfy the need to replace aging generation facilities and meet growing electricity demand through the development of economical, reliable and environmentally responsible baseload technologies in Texas. Successful execution is expected to result in increased energy efficiency, lower prices, reduced emissions and less dependence on foreign energy sources.

Texas Generation Facilities Development

The first step in meeting these challenges has been to provide a solution for Texas consumers, who face shrinking reserve margins and potential supply shortfalls over the next five years absent new generation facilities. In 2006, TXU Corp. announced that it intended to develop and construct up to 11 lignite/coal-fueled generation units in central and east Texas, with a total estimated capacity of up to 9,300 MW. In connection with the proposed merger, TXU Corp. has modified its strategy and has reduced the number of lignite/coal-fueled generation units that it intends to develop and construct in Texas from 11 to three units with total estimated capacity of approximately 2,200 MW.

The three units proposed to be developed consist of one new generation unit at an existing TXU Corp. lignite/coal-fueled generation plant site (Sandow) and two units at a site (Oak Grove) owned by TXU Corp. that was originally slated for the construction of a generation plant a number of years ago. Aggregate capital expenditures for these three units are expected to total approximately $3.2 billion, including all construction, site preparation and mining development costs.

The development program includes up to $450 million for investments in state-of-the-art emissions controls for the three proposed new units. Further, TXU Corp. expects additional capital expenditures for environmental control systems at existing generation facilities to total up to $400 million. See discussion below under “Environmental Regulations and Related Considerations”.

    Developmental activities are well underway for the three proposed units. TXU Corp. subsidiaries have executed engineering, procurement and construction (EPC) agreements for these units with Bechtel Power Corporation and Fluor Enterprises, Inc. In addition, to facilitate meeting the expected timeline for the start-up of the new facilities, TXU DevCo or the EPC contractors have placed orders for critical, long lead-time equipment, including boilers, turbine generators and air quality control systems.

TXU Corp. expects the Texas Commission on Environmental Quality (TCEQ) to issue final air permits for the Oak Grove units by year-end 2007. Construction of Oak Grove is expected to commence immediately following the issuance of the related air permit. The expected on-line dates of the units are as follows: Sandow in 2009 and Oak Grove’s two units in 2009 and 2010.

If the merger closes, TXU Corp. does not intend to apply or reapply for permits to build additional generation units utilizing current pulverized coal-fueled technology in Texas or in any other US region.

Potential Nuclear Generation Development

As previously disclosed, TXU Corp. also planned to develop applications to file for combined construction and operating licenses for 2,000 to 6,000 MW of new nuclear generation capacity at one to three sites in Texas. TXU Corp. currently plans to develop an application to file for combined licenses for at least one site (up to 3,400 MW of new nuclear generation capacity) at its existing Comanche Peak nuclear generation facility. The Comanche Peak application is expected to be submitted in 2008, which could facilitate bringing the new capacity on-line between 2015 and 2020. Because of regulatory and supply chain uncertainties, TXU Corp. believes that nuclear generation capital costs and development times are currently not competitive with other technologies. TXU Corp. is continuing its ongoing process to resolve these uncertainties and is employing a technical and economic feasibility process with original equipment manufacturers to design a safe and reliable nuclear generation facility and seek to achieve per kilowatt capital costs that are up to 30 to 40 percent lower than current average publicly-announced industry estimates.

TXU ELECTRIC DELIVERY OPERATING SEGMENT STRATEGY
AND BUSINESS ACTIVITIES

Business Organization

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

TXU Electric Delivery’s transmission and distribution rates are regulated by the Commission.

Strategy

TXU Electric Delivery’s goal is to achieve top decile reliability, service levels and cost performance through efficient capital and technology deployment. In its core service territory, TXU Electric Delivery is redesigning the model that it uses for network and technology investments, driving standardization and significantly enhancing efficiency. TXU Electric Delivery expects to increase its investments in the transmission and distribution network and in new technologies such as advanced meter reading and remote system monitoring as discussed below under “Technology Initiatives.” Capital investment over the next five years is expected to average more than $700 million per year, an increase of more than 30 percent relative to the previous 10-year annual average. This expanded program is expected to reduce congestion costs, enhance network integrity and improve reliability and customer service standards in North Texas by the end of the decade. TXU Electric Delivery expects to improve the efficiency and lower the cost of utility facilities construction, power restoration and maintenance activities through a new business services arrangement discussed below under “New Utility Services Joint Venture”.

TXU Electric Delivery also intends to seek opportunities to scale its operating advantage and technology program regionally, looking to achieve operating efficiencies, leverage its asset management capabilities over a larger grid and execute a coordinated technology and infrastructure investment program to improve reliability. TXU Electric Delivery believes that the infrastructure and technology investment needs in the electricity transmission and delivery sector are going to increase significantly over the coming years both regionally and nationally. TXU Electric Delivery believes it is well-positioned to participate in this build-out on a broader basis as an operator capable of coordinating and managing large-scale investment programs.  Given the pending merger, TXU Electric Delivery will reevaluate its strategies, particularly its growth strategies.

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

TXU Electric Delivery is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, interconnect to merchant power plants, increase bulk power transfer capability and minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the Commission or, to a small degree, the FERC. Network transmission revenues compensate TXU Electric Delivery for delivery of power over transmission facilities operating at 60 kilovolts (kV) and above. Transformation service revenues compensate TXU Electric Delivery for substation facilities that transform power from high-voltage transmission to distribution voltages below 60 kV. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of transformer equipment, substations and transmission lines owned by other nonretail parties.

Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

TXU Electric Delivery’s transmission facilities include 4,680 circuit miles of 345-kV transmission lines and 9,684 circuit miles of 138- and 69-kV transmission lines. In 2006, 198 circuit miles of new 345-kV transmission lines were constructed. Forty-five generating plants totaling 32,699 MW are directly connected to TXU Electric Delivery’s transmission system, and 710 distribution substations are served from TXU Electric Delivery’s transmission system.

TXU Electric Delivery’s transmission facilities have the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345 kV	138 kV	69 kV
Centerpoint Energy Inc.	8	―	―
American Electric Power Company, Inc (a).	4	7	12
Lower Colorado River Authority	6	20	3
Texas Municipal Power Agency	8	9	―
Texas New Mexico Power	2	9	11
Brazos Electric Power Cooperative	4	94	21
Rayburn Country Electric Cooperative	―	27	7
City of Georgetown	―	2	―
Other small systems operating wholly within Texas	―	10	3

(a)	One of the four 345-kV lines is an asynchronous high voltage direct current interconnection with the Southwest Power Pool.

Electricity Distribution

TXU Electric Delivery’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The TXU Electric Delivery distribution system includes over 3 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within TXU Electric Delivery’s certificated service area. Over the past five years, the number of TXU Electric Delivery’s distribution system points of delivery served has been growing an average of 2% per year, adding approximately 43,000 points of delivery in 2006.

TXU Electric Delivery’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through approximately 3,000 distribution feeders.

The TXU Electric Delivery distribution system consists of 56,102 miles of overhead primary conductors, 21,879 miles of overhead secondary and street light conductors, 14,578 miles of underground primary conductors and 9,114 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Customers

TXU Electric Delivery’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. TXU Electric Delivery’s distribution customers consist of approximately 60 REPs in TXU Electric Delivery’s certificated service area, including TXU Energy Company’s retail subsidiaries. For the year ended December 31, 2006, distribution revenues from TXU Energy Company represented 52% of TXU Electric Delivery’s distribution revenues and 46% of TXU Electric Delivery’s total revenues. The retail customers who purchase and consume electricity delivered by TXU Electric Delivery are free to choose their electricity supplier from REPs who compete for their business.

Technology Initiatives

In 2006, TXU Electric Delivery finalized an agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery certificated service area. Build-out of the BPL network began in 2006 with the installation of fiber optic cable and additional investment in advanced data management systems. This modernized grid is expected to enhance TXU Electric Delivery’s ability to deliver top decile electric service reliability and provide the potential for additional products and services from REPs that will enable businesses and consumers to manage their electricity usage and costs. Under the terms of the agreement with CURRENT, TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period commencing in 2007 to utilize the Smart Grid capabilities of CURRENT’s BPL network.

Overlaid on the existing electric distribution network, the CURRENT BPL network will incorporate advanced digital communication and computing capabilities that provide real-time monitoring through the electric distribution network, which is expected to enable TXU Electric Delivery to:

•	increase network reliability and power quality;
•	prevent, detect and restore customer outages more effectively; and
•	implement advanced meter monitoring more efficiently.

Additionally, CURRENT will leverage the same BPL network to provide homes and businesses high-performance broadband and wireless services, including voice, video and high-speed Internet access, delivered over existing electrical lines by having customers plug into any electrical outlet.

To take full advantage of the BPL network, TXU Electric Delivery has initiated replacement of existing meters with advanced digital metering technology. Installation of these advanced meters is expected to speed connects/disconnects where applicable and ultimately facilitate the creation of new products and service offerings by REPs, including time-of-use options and various new billing methods. TXU Electric Delivery has installed 285,000 advanced meters as of December 31, 2006 and plans to install up to 500,000 additional advanced meters in 2007. TXU Electric Delivery expects to replace all of its 3 million meters with advanced meters under this technology initiative by 2012, for a total investment of approximately $450 million. Texas legislation provides for a special surcharge that includes the recovery of and return on a utility’s investment related to advanced metering technology to incent electricity delivery utilities to invest in this new technology.

New Utility Services Joint Venture

In the second quarter of 2006, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility construction, power restoration, maintenance and other services nationwide. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive such services from the joint venture. The contractual amount of the services agreement is $8.7 billion over the ten-year term.

Under the terms of the joint venture arrangement, over 2,000 current TXU Electric Delivery employees are expected to become employees of the joint venture. These employees represent essentially all of TXU Electric Delivery’s field operations personnel, consisting primarily of construction, maintenance and engineering staff. InfrastruX Group expects to contribute all its operations to the joint venture, including its 3,000 current employees. These operations generated revenues of approximately $400 million in 2005.

TXU Corp. anticipates closing the transaction in the second half of 2007; however, the Commission recently expressed its desire to gather further information regarding the joint venture. TXU Corp. cannot predict the ultimate outcome of this process, including its possible effect on the timing of closing of the transaction.

Regulation and Rates

As its operations are wholly within Texas, TXU Electric Delivery believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such act.

The Commission has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Public Utility Regulatory Act (PURA) prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (Commission or municipality with original jurisdiction).

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open-access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as TXU Electric Delivery.

ENVIRONMENTAL REGULATIONS AND RELATED CONSIDERATIONS

Climate Change and Carbon Dioxide

TXU Corp. participates in a voluntary electric utility industry sector climate change initiative in partnership with the US Department of Energy. This initiative supports the Bush Administration’s greenhouse gas emissions intensity reduction program, Climate VISION. In addition, TXU Corp. continues to participate in a voluntary greenhouse gas emission reduction program under the Energy Policy Act of 1992 and since 1995 has reported the results of its program annually to the US Department of Energy.

    In conjunction with the merger agreement, TXU Corp. announced its commitment to reduce carbon dioxide (CO2) emissions and intent to join the US Climate Action Partnership (USCAP), which is a broad-based group of businesses and leading environmental groups organized to work with the President, the Congress and all other stakeholders to enact environmentally effective and economically sustainable climate change programs. As part of its support of USCAP, TXU Corp. is also pledging to support a mandatory cap and trade program to reduce CO2 emissions.

TXU Corp.’s approach to addressing global climate change is based upon the following principles:

•	Climate change is a global issue requiring a comprehensive solution addressing all greenhouse gases, sources and economic sectors in all countries;
•	Development of US energy and enviornmental policy should seek to ensure US energy security and independence;
•
Solutions should encourage investment in a diverse supply of new generation to meet US needs to maintain adequate reserve margins and support economic growth, as well as address customer's needs for affordable and reliable energy;

•
Policies should encourage significant investments in research and development and deployment of a broad spectrum of solutions, including energy efficiency, renewable energy and coal, natural gas and nuclear-fueled generation technologies; and

•
Any mandate to reduce greenhouse gas emissions should be developed under a market-based framework that is consistent with expected technology development timelines and supports the displacement of old, inefficient power generation technology with advanced, more efficient technology.

    TXU Corp.’s strategies for lowering greenhouse gas emissions include:

•
Investing in technology ─ TXU Corp. expects to invest up to $2 billion over the next five to seven years for the development and commercialization of cleaner power plant technologies, including integrated gasification combined cycle, the next generation of more efficient ultra-supercritical coal and pulverized coal emissions technology to reduce CO2 emission intensity. A number of actions, including research and development investments and partnerships, have already been initiated to advance next-generation technologies.

•
Providing electricity from renewable sources ─ TXU Corp. intends to become a leader in providing electricity from renewable sources by more than doubling its purchases of wind power to more than 1,500 MW. TXU Corp. also intends to promote solar power through solar/photovoltaic rebates.

•	Committing to demand side management initiatives ─ TXU Corp. intends to invest $400 million over the next five years in programs designed to encourage customer electricity demand efficiencies.
•	Reducing CO2 emissions by increasing production efficiency ─ TXU Corp. expects to increase production efficiency of its existing generation facilities by up to 2 percent.
•
Developing a nuclear generation facility ─ TXU Corp. plans to develop an application to file with the NRC for combined construction and operating licenses for up to 3,400 MW of new nuclear generation capacity at its Comanche Peak nuclear generation plant. TXU Corp. expects to submit the application in 2008. Nuclear generation is the lowest emission source of baseload generation available.

    Late in 2006, several bills addressing climate change were introduced in the US Congress, and TXU Corp. expects that more will follow. These bills differ in certain critical aspects pertaining to CO2 emissions trading, allocation of CO2 emissions allowances, the economic sectors covered and timing of future emissions limits or restrictions. TXU Corp. continues to assess the financial and operational risks posed by possible future legislative changes pertaining to greenhouse gas emissions, but because these proposals are in the formative stages, TXU Corp. is unable to predict any future impacts on its financial condition and operations.

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions

The federal Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2 (associated with acid rain) and NOx (associated with smog), the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain NOx emission standards. TXU Corp.’s generation plants meet the SO2 allowance requirements and NOx emission rates.

In 2005, the US Environmental Protection Agency (EPA) issued a final rule to further reduce SO2 and NOx emissions from power plants. The SO2 and NOx reductions required under the Clean Air Interstate Rule (CAIR) are based on a cap and trade approach (market-based) in which a cap is put on the total quantity of emissions allowed in 28 eastern states (including Texas), emitters are required to have allowances for each ton emitted, and emitters are allowed to trade emissions under the cap. The CAIR reductions are proposed to be phased in between 2009 and 2015.

Also in 2005, the EPA published a final rule requiring reductions of mercury emissions from coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) is based on a cap and trade approach on a nationwide basis. The mercury reductions are proposed to be phased in between 2010 and 2018.

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions would be required on a unit-by-unit basis. The EPA provides the option for states to use CAIR to satisfy the BART reductions for electric generating units and Texas has chosen this option.

TXU Corp. expects that upon completion of its plan to develop three new lignite/coal-fueled generation units in Texas, emissions of NOX, SO2 and mercury from its entire lignite/coal-fueled generation fleet, including both the new and existing units, will be reduced by 20% from 2005 levels. This reduction is expected to be accomplished through the installation of best-available emissions control equipment in both the new and existing units and fuel blending. These efforts, which will involve incremental equipment investments, including up to $400 million at existing generation facilities, as well as additional costs for facility operations and maintenance in the future, will be coordinated with the CAIR, CAMR and BART rules for the most cost-effective compliance plan options.

The Clean Air Act also requires each state to monitor air quality for compliance with federal health standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ proposed new State Implementation Plan rules in December 2006 to deal with 8-hour ozone standards. These rules, if adopted, would require further NOx emission reductions from certain TXU Corp. facilities in the Dallas-Fort Worth area.

Water

The TCEQ and/or the EPA have jurisdiction over water discharges (including storm water) from Texas and US facilities, respectively. Facilities of TXU Corp. are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into water. TXU Corp. holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Corp. believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans (SPCC) for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plants and facilities. TXU Corp. has determined that SPCC plans will be required for certain substations, work centers and distribution systems by July 1, 2009. The company is currently compiling data for development of these plans. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures were published by the EPA in 2004. As prescribed in the regulations, TXU Corp. is implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. The results of this program will determine the impact on TXU Corp., which cannot be predicted at this time.

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Corp. possesses all necessary permits for these activities from the TCEQ for its present operations.

Radioactive Waste

Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal, and in 2004 the State received a license application from such an entity for review. TXU Corp. intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Corp.’s on-site storage capacity at the Comanche Peak plant is expected to be adequate until other off-site facilities become available. (See discussion under “Nuclear Generation Assets” above.)

Solid Waste, including Fly Ash Associated with Lignite/Coal-Fueled Generation

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Corp. TXU Corp. is in compliance with all applicable solid waste rules and regulations. In addition, TXU Corp. has registered solid waste disposal sites and has obtained or applied for permits required by such regulations.

Environmental Capital Expenditures

Capital expenditures for TXU Corp.’s environmental projects totaled $48 million in 2006 and are expected to total approximately $190 million in 2007, exclusive of emissions control equipment investment planned as part of the three-unit Texas generation development program, which is expected to total up to $450 million over the construction period.

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

Risks Relating to TXU Corp.’s Businesses

TXU Corp.’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, TXU Corp.’s business and/or results of operations.

TXU Corp.’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of electricity. TXU Corp. will need to adapt to these changes. For example, the Texas retail electricity market became competitive as of January 1, 2002, and the introduction of competition has resulted in, and may continue to result in, declines in customer counts and sales volumes.

TXU Corp.’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the Texas Railroad Commission, the TCEQ, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, decommissioning costs, and return on invested capital for TXU Corp.’s regulated businesses, and present or prospective wholesale and retail competition. TXU Energy Holdings, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the Commission. Changes in, revisions to, or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Corp. may sell electricity) may have an adverse effect on TXU Corp.’s businesses.

The Texas Legislature convened in its regular biennial session beginning January 9, 2007. Public statements by key legislators, including the current Chairman of the House Committee on Regulated Industries, which has jurisdiction over electric industry issues in the House, and the Chairman of the Senate Committee on Business and Commerce, which has jurisdiction over electric industry issues in the Senate, indicate a high likelihood that various measures pertaining to the electric industry will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include initiatives that could affect the competitive framework of the retail electricity market, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. TXU Corp. is unable to predict the outcome of the 2007 legislative process, including any impacts relating to the announcement of the merger. Any new laws and regulations may have an adverse effect on TXU Corp.’s businesses and, in some limited circumstances, the ability to close the proposed merger.

The litigation environment in which TXU Corp. operates poses a significant risk to its business.

TXU Corp. and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters. Judges and juries in the state of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. TXU Corp. and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in the state of Texas poses a significant business risk.

TXU Corp. may lose a significant number of retail customers in its historical service territory due to competitive REP marketing activity and faces competition from incumbent providers outside its historical service territory.

TXU Corp. faces competition for customers within its historical service territory. Such competitors may be larger or better capitalized or have well-known brand recognition. Such competitors may also offer prices that TXU Corp. believes are too low to be sustainable over the long-term, but attract customers away from TXU Corp.

In most retail electric markets outside its historical service territory, TXU Corp.’s principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers, including well-known brand recognition. In addition to competition from the incumbent utilities and their affiliates, TXU Corp. may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Corp. and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger or better capitalized than TXU Corp. If there is inadequate potential margin in these retail electric markets, it may not be profitable for TXU Corp. to enter these markets.

TXU Corp.’s revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in prices of commodities, such as natural gas, and decreases in market heat rates.

TXU Corp. is not guaranteed any rate of return on its capital investments in competitive businesses. TXU Corp. markets and trades electricity and natural gas, including electricity from its own generation facilities, as part of its wholesale markets management operation. TXU Corp.’s results of operations depend in large part upon market prices for electricity, natural gas and coal in its regional market and other competitive markets and upon prevailing retail rates, which may be impacted by actions of regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. As a result of Hurricane Katrina, such pressures in September and October of 2005 played a role in TXU Energy Holdings’ decision to moderate the implementation of a price increase in November and December 2005 and to voluntarily not raise its price-to-beat rate from January 1, 2006 through April 1, 2006. Further, TXU Energy Holdings has agreed to grant price discounts in connection with the proposed merger and provide price protection through September 2008.

Some of the fuel for TXU Corp.’s generation facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price TXU Corp. can obtain for electricity sales may not change at the same rate as changes in fuel costs. In addition, TXU Corp. purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect TXU Corp.’s costs incurred in meeting its obligations.

Volatility in market prices for fuel and electricity may result from the following:

•	severe or unexpected weather conditions,
•	seasonality,
•	changes in electricity and fuel usage,
•	illiquidity in the wholesale power or other markets,
•	transmission or transportation constraints, inoperability or inefficiencies,
•	availability of competitively priced alternative energy sources,
•	changes in supply and demand for energy commodities,
•	changes in generation efficiency and market heat rates,
•	outages at TXU Corp.’s generation facilities or those of its competitors,
•	changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products,
•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
•	federal, state and local energy, environmental and other regulation and legislation.

All of TXU Corp.’s generation facilities are located in the ERCOT region, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand is generally supplied by natural gas-fueled generation plants. Wholesale electricity prices also move with market heat rates, which could fall if wholesale electricity prices fall relative to natural gas prices or if excess generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of TXU Corp.’s baseload (lignite/coal-fueled and nuclear) generation assets, which provided a substantial portion of TXU Corp.’s supply volumes in 2006, is dependent in significant part upon the price of natural gas and market heat rates. As a result, TXU Corp.’s baseload generation assets could significantly decrease in profitability and value if natural gas prices fall or if market heat rates fall.

TXU Corp.’s assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and its hedging transactions may not work as planned or hedge counterparties may default on their obligations to TXU Corp.

TXU Corp. cannot fully hedge the risk associated with changes in natural gas prices or market heat rates because of the expected useful life of TXU Corp.’s generation assets and the size of its position relative to market liquidity. To the extent TXU Corp. has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact TXU Corp.’s results of operations and financial position, either favorably or unfavorably.

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

To the extent TXU Corp. engages in hedging and risk management activities, TXU Corp. is exposed to the risk that counterparties that owe TXU Corp. money, energy or other commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, TXU Corp. might be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Corp. might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including TXU Corp.

In connection with its affiliates’ hedging and risk management activities, TXU Energy Company has guaranteed or indemnified the performance of a portion of its affiliates’ obligations relating to such activities. TXU Energy Company might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time. In addition, reductions in credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact TXU Corp.’s liquidity and financial position.

TXU Corp. may suffer material losses, costs and liabilities due to its ownership and operation of the Comanche Peak nuclear generation plant.

The ownership and operation of a nuclear generation plant involves certain risks. These risks include: unscheduled outages or unexpected costs due to equipment, mechanical, structural or other problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; the costs of securing the plant against possible terrorist attacks; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Comanche Peak could materially affect TXU Corp.’s financial condition and results of operations, particularly when the cost to produce power at Comanche Peak is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•
Operational Risk - Operations at any nuclear generation plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear generation plant could cause regulators to require a shut-down or reduced availability at Comanche Peak. In 2007, certain equipment at Comanche Peak is expected to be replaced, which will require extended outages. The cost of replacing the equipment is currently expected to be material.

•
Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk - Although the safety record of Comanche Peak and other nuclear generation plants generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed TXU Corp.’s resources, including insurance coverage.

The operation and maintenance of electricity generation and delivery facilities involves significant risks that could adversely affect TXU Corp.’s results of operations and financial condition.

The operation and maintenance of electricity generation and delivery facilities involves many risks, including, as applicable, start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of TXU Corp.’s facilities were constructed many years ago. In particular, older generating equipment and transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to generate electricity, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, TXU Corp.’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Corp. could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, TXU Corp.’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

TXU Corp.’s cost of compliance with environmental laws and regulations are significant, and the cost of compliance with new environmental laws could materially adversely affect TXU Corp.’s results of operations and financial condition. Recently, federal laws aimed at regulating the emission of greenhouse gases have been proposed and it is likely that additional bills will be introduced in 2007. The future impacts of greenhouse gas legislation on TXU Corp. will depend in large part on the details of the legislation and the timetable for mandatory compliance. TXU Corp. continues to assess the financial and operational risks posed by possible future greenhouse gas legislation at the federal and state levels. TXU Corp. is unable to predict their future impacts on its financial condition and operations.

TXU Corp. is subject to extensive environmental regulation by governmental authorities. In operating its facilities, TXU Corp. is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits. TXU Corp. may incur significant additional costs to comply with these requirements. If TXU Corp. fails to comply with these requirements, it could be subject to civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to TXU Corp. or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.

TXU Corp. may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if TXU Corp. fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs.

In addition, TXU Corp. may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired, leased or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, TXU Corp. may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to TXU Corp.

Late in 2006, several bills addressing climate change were introduced in the US Congress and TXU Corp. expects that more will follow. These bills differ in certain critical aspects pertaining to CO2 emissions allowances trading, allocation of CO2 emissions allowances, the economic sectors covered and timing of future emissions limits or restrictions. Although TXU Corp. continues to assess the financial and operational risks posed by possible future legislative changes pertaining to greenhouse gas emissions, it is currently unable to predict any future impact on its financial condition and operations.

The rates of TXU Corp.’s electric delivery business are subject to regulatory review.

The rates assessed by TXU Electric Delivery are regulated by the Commission and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated based on an analysis of TXU Electric Delivery’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred, that the Commission will not reduce the amount of invested capital included in the capital structure that TXU Electric Delivery’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the Commission.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if TXU Electric Delivery’s Commission-established rates were just and reasonable. TXU Electric Delivery has entered into settlements deferring rate action, but TXU Electric Delivery will be required to file a rate case in 2008, based on a 2007 test year, unless TXU Electric Delivery and the cities mutually agree that such a filing is unnecessary. While TXU Corp. believes the rates are just and reasonable, it cannot predict the results of any rate case.

TXU Corp.’s growth strategy, including its investment in lignite/coal-fueled generation facilities, may not be executed as planned which could adversely impact its financial condition and results of operations.

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

With respect to TXU Corp.’s lignite/coal-fueled generation development program, there can be no guarantee that the execution of such program will be successful. While TXU Corp. has experience in operating lignite/coal-fueled generation facilities, TXU Corp. has limited experience in developing and constructing such facilities. To the extent construction is not managed efficiently and to a timely conclusion, cost overruns may occur resulting in the overall program costing significantly more than anticipated. This may also result in delays in the expected online dates for the facilities resulting in less overall income than projected. While TXU Corp. believes it can acquire the resources needed to effectively execute this program, TXU Corp. is exposed to the risk that it may not be able to attract and retain skilled labor, at projected rates, for developing and constructing these new facilities.

TXU Corp.’s lignite/coal-fueled generation development program is subject to permitting risks. TXU Corp. may not be able to obtain in a timely manner, if at all, the permits necessary to develop and operate these new facilities. Obtaining all permits necessary for the program, and the timely issuance of such permits, could be impeded by litigation against TXU Corp. and/or the applicable regulatory agencies. In addition, obtaining all permits necessary for the program, and the timely issuance of such permits, is subject to the regulatory approval process. The Oak Grove permit has been opposed and is the subject of a contested case hearing that resulted in an unfavorable recommendation from the State Office of Administrative Hearings. The engineering, procurement and construction agreement related to the Oak Grove project provides that if full notice to proceed has not been given to the EPC contractor by March 1, 2007, the terms of the agreement related to cost and guaranteed schedule will be subject to change. TXU Corp. does not intend to give a full notice to proceed until approval of the air permit for the Oak Grove project. There can be no assurances that the delay in providing a full notice to proceed with respect to the Oak Grove project will not result in an adverse impact to the cost or guaranteed delivery schedule of the Oak Grove project.

In addition, while there is an existing air permit for the Sandow project under which the project is being constructed, it was issued to Alcoa pursuant to a consent decree issued by a federal court that contains certain provisions that create risks to the project including a provision that requires the project to be commercially operational by April 25, 2007, an unachievable deadline. TXU has reached a negotiated settlement with the US Department of Justice and the Environmental Protection Agency that would resolve the consent decree issues related to the unachievable commercial operations deadline. On February 28, 2007, the federal court approved the settlement agreement between TXU Corp., the US Department of Justice and the Environmental Protection Agency. Based in part on the district court’s ruling, TXU Corp. intends to continue development of the Sandow project. The judgment of the federal court is subject to appeal. If the court ruling is appealed, TXU Corp. would vigorously defend. There can be no assurance that an appeals court would not overturn the district court’s ruling, which would result in an adverse impact on the Sandow project.

TXU Corp.’s lignite/coal-fueled generation development program is subject to changes in laws, regulations and policies that are beyond TXU Corp.’s control. Changes in law, regulation or policy regarding commodity prices, power prices, electric competition or solid-fuel generation facilities or other related matters could adversely impact this program. In recent months, global warming has received significant media attention, which has resulted in legislators focusing on environmental laws, regulations and policies. Changes in any environmental law, regulation or policy, such as regulations of emissions of CO2, if not implemented in a manner that focuses on technology, incentives and a functioning wholesale market, could adversely impact this program.

TXU Corp.’s lignite/coal-fueled generation development program is subject to changes in the electricity market, primarily ERCOT for its new build program in Texas, that are beyond TXU Corp.’s control. If demand growth is less than expected or if other generation companies build new generation assets in markets in which TXU Corp. intends to build generation assets, TXU Corp.’s program could impact market prices of power such that the new generation capacity becomes uneconomical. In addition, any unanticipated reduction in wholesale electricity prices, market heat rates and natural gas prices, which could occur for a variety of reasons, could adversely impact this program. Even if TXU Corp. enters into hedges to reduce such exposures, TXU Corp. would still be subject to the credit risk of its counterparties.

TXU Corp.’s lignite/coal-fueled generation development program is subject to other risks that are beyond TXU Corp.’s control. For example, TXU Corp. is exposed to the risk that a change in technology for electricity generation facilities and/or emissions control technologies may make other generation facilities less costly and more attractive than TXU Corp.’s new lignite/coal-fueled generation facilities. TXU Corp. is subject to risks relating to transmission capabilities and constraints. TXU Corp. is also exposed to the risk that its contractors may default on their obligations to TXU Corp. and compensation for damages received, if any, will not cover TXU Corp.’s losses.

The ability to finance the construction of the new generation facilities is subject to a variety of risks. As a result of the proposed merger, TXU Corp. expects that the three units being developed will be financed using short-term debt or operating cash flows until the proposed merger closes, at which time the funding will continue under financings arranged by the Sponsors. In the event the proposed merger does not close, TXU Corp. may find it difficult to finance the new facilities in a timely basis.

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

It is intended that, under the services agreement between InfrastruX Energy Services and TXU Electric Delivery, TXU Electric Delivery will receive sufficient services to provide service to its customers. In the event InfrastruX Energy Services fails to provide sufficient services, TXU Electric Delivery will have to identify an alternative means to acquire sufficient services. TXU Electric Delivery may not be able to readily find replacement services and such services may be more costly than those to be provided by InfrastruX Energy Services. Should TXU Electric Delivery wish to terminate or materially modify the services agreement, InfrastruX Energy Services and TXU Electric Delivery would also incur transition costs. Failure to obtain sufficient services and costs to acquire replacement services (including transition costs) could adversely affect the financial condition and results of operations of TXU Electric Delivery.

The Commission has requested to review the proposed joint venture transaction. TXU Corp. cannot predict the timing and results of the Commission’s review. Such review has delayed the closing of the transaction.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Specifically, TXU Corp. is subject to the risk that the joint venture outsourcing arrangement with Capgemini or other similar arrangements may not produce the desired cost savings. Should TXU Corp. wish to terminate or modify the arrangements with Capgemini or other providers, or if Capgemini or those other providers become financially unable to perform their obligations, TXU Corp. would incur transition costs, which would likely be significant, to switch to another vendor.

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

TXU Corp. offers bundled services to its retail customers, with some bundled services offered at fixed prices and for fixed terms. If TXU Corp.’s costs for these bundled services exceed the prices paid by its customers, TXU Corp.’s results of operations could be materially adversely affected.

TXU Corp. offers its customers a bundle of services that include, at a minimum, the electricity itself plus transmission, distribution and related services. The prices TXU Corp. charges for this bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Corp.’s underlying cost to provide the components.

TXU Corp.’s retail business is subject to the risk that it will not be able to profitably serve its customers given the announced price protection and price cuts, which could result in an adverse impact to its reputation and/or results of operations of the retail business.

In connection with the proposed merger, TXU Energy announced a 10 percent price reduction for residential customers in its historical service territory who have not already switched to one of the many pricing plans other than the basic month-to-month plan. Customers will receive a six percent reduction beginning in late March and an additional four percent reduction at the closing of the proposed merger. In addition, TXU Energy announced that, upon closing of the proposed merger, it will provide price protection through September 2008, ensuring that these customers receive the benefits of these savings through two summer seasons of peak energy usage. The prices TXU Energy charges during this period could fall below TXU Energy underlying cost to provide electricity.

Changes in technology may reduce the value of TXU Corp.’s generation plants and/or electric delivery facilities and may significantly impact its business in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with the traditional generation plants owned by TXU Corp. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient generation facilities may exceed increases in demand in some regional electric markets. Consequently, where TXU Corp. has facilities, the profitability and market value of TXU Corp.’s generation assets could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of TXU Corp.’s generation assets and electric delivery facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, TXU Corp.’s revenues could be reduced.

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

TXU Corp.’s results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes economic weakness in the ERCOT region.

TXU Corp. derives substantially all of its revenues from its operations in the ERCOT region. As a result, regardless of the state of the economy in areas outside the ERCOT region, economic weakness in the ERCOT region could lead to reduced demand for electricity in the ERCOT region. Such a reduction could have a material negative impact on TXU Corp.’s results of operations and financial condition.

A downgrade in TXU Corp.’s (or an applicable subsidiary’s) credit ratings could negatively affect TXU Corp.’s (or the pertinent subsidiary’s) ability to access capital and could require TXU Corp. or its subsidiaries to post collateral or repay certain indebtedness.

In connection with the announcement of the proposed merger, Fitch Ratings, Ltd. (Fitch) downgraded TXU Corp.’s and its subsidiaries’ long-term debt ratings and Standard & Poor’s Rating Services (S&P) and Moody’s Investor Services, Inc. (Moody’s) warned that they might do the same. Downgrades in TXU Corp.’s or any of its subsidiaries’ long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and might trigger liquidity demands pursuant to the terms of a number of commodity contracts, leases and other agreements.

Most of TXU Corp.’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions. As TXU Corp.’s (or an applicable subsidiary’s) credit ratings decline, particularly below investment grade, the costs to operate TXU Corp.’s business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with TXU Corp.

In addition, as discussed under Material Credit Rating Covenants included in Appendix A to this report, the terms of certain of TXU Corp.’s and its subsidiaries’ financing and other arrangements contain provisions that are directly or indirectly affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

In connection with the proposed merger, TXU Corp. expects that a significant amount of debt will be issued by TXU Energy Company. This debt will be structurally senior to TXU Corp.’s debt.

In the future, TXU Corp. could have liquidity needs that could be difficult to satisfy under some circumstances.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Corp.’s ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. TXU Corp. relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. TXU Corp.’s access to the financial markets could be adversely impacted by the announcement of the proposed merger and various other factors, such as:

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

A lack of necessary capital and cash reserves could adversely impact the evaluation of TXU Corp.’s creditworthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Corp.’s liquidity and credit could limit its wholesale markets activities. An increase in TXU Corp.’s capital costs or limitations of its wholesale markets activities could have a material negative impact on TXU Corp.’s results of operations and financial condition.

TXU Corp.’s common stock price has been and may continue to be volatile.

The market price of TXU Corp.’s common stock has been volatile in the past, and a variety of factors could cause the price to fluctuate in the future. In addition to the matters discussed above, the following could impact the market price for TXU Corp.’s common stock:
•	developments related to the consummation of the proposed merger;
•	developments related to TXU Corp.’s businesses;
•	commodity prices, in particular natural gas prices;
•	market heat rates in the Texas electricity market;
•	fluctuations in TXU Corp.’s results of operations;
•	the level of dividends and share repurchases;
•	TXU Corp.’s credit quality and any significant change in its credit ratings;
•	effect of significant events relating to the energy sector in general;
•	sales of TXU Corp. securities into the marketplace;
•	general conditions in the industry and the energy markets in which TXU Corp. is a participant;
•	the worldwide economy;
•	an outbreak of war or hostilities;
•	a shortfall in revenues or earnings compared to securities analysts’ expectations;
•	changes in analysts’ recommendations or projections; and
•	actions by credit rating agencies.

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

Risks Relating to the Proposed Merger

TXU Corp. cannot make any assurance that the proposed merger will be consummated.

Consummation of the proposed merger is subject to the satisfaction of various closing conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the FERC and the NRC and other customary closing conditions described in the Merger Agreement. TXU Corp. also expects to seek approval of the Federal Communications Commission in connection with the closing of the proposed merger. TXU Corp. cannot guarantee that these closing conditions will be satisfied, that it will receive the approval from the Federal Communications Commission or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:

•	management’s attention from TXU Corp.’s day-to-day business may be diverted;
•	TXU Corp. may lose key employees;
•	TXU Corp.’s relationships with customers and vendors may be disrupted as a result of uncertainties with regard to its business and prospects;
•	TXU Corp. may be required to pay significant transaction costs related to the proposed Merger, such as a transaction termination (break-up) fee of up to $1.0 billion; and
•	the market price of shares of TXU Corp. common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

Any such events could have a material negative impact on TXU Corp.’s results of operations and financial condition and could adversely affect TXU Corp.’s stock price.

TXU Corp. may not be able to attract or retain key management employees.

The announcement of the proposed merger may have a negative impact on TXU Corp.’s ability to attract and retain key management and maintain and attract new third party relationships. Any such events could have a material negative impact on TXU Corp.’s results of operations and financial condition.

TXU Corp. and its subsidiaries (excluding TXU Electric Delivery) will have substantially more debt.

TXU Corp. and TXU Energy Company will have substantial indebtedness if the proposed merger is consummated. There can be no assurance that TXU Corp.’s and TXU Energy Company’s businesses will be able to generate sufficient cash flows from operations to meet their debt service obligations. TXU Corp.’s and TXU Energy Company’s level of indebtedness has important consequences, including limiting their ability to invest operating cash flow to expand their businesses or execute their strategies, to capitalize on business opportunities and to react to competitive pressures, because TXU Corp. and TXU Energy Company must dedicate a substantial portion of these cash flows to service their debt. In addition, TXU Corp. and TXU Energy Company and their respective subsidiaries could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions expected to be included in the debt instruments executed in connection with the consummation of the proposed merger. Any of this new indebtedness may contain restrictive covenants, which may adversely affect TXU Corp.’s and TXU Energy Company’s and their respective subsidiaries’ (other than TXU Electric Delivery, which is not expected to be subject to these restrictive covenants) ability to service existing indebtedness or operate their businesses.

Indebtedness incurred in connection with the proposed merger will cause the subordination of existing indebtedness.

Some or all of the new financing to be incurred in connection with the proposed merger is expected to be issued by TXU Energy Company and secured by its assets or assets of its subsidiaries. Therefore, TXU Corp.’s and its subsidiaries’ existing unsecured indebtedness will be effectively subordinated to future secured indebtedness to the extent of the value of the assets securing that indebtedness.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

    Litigation ─ On February 28, 2007, a lawsuit was filed in the 160th District Court, Dallas County, Texas seeking compensatory damages and injunctive relief arising out of the Merger Agreement. The suit, filed by putative TXU Corp. shareholder, International Brotherhood of Electrical Workers Local 98 Pension Fund, individually, and as a class action for similarly situated shareholders, alleges that directors of TXU Corp. breached fiduciary duties owed TXU Corp. shareholders by approving the Merger Agreement. Named as defendants are TXU Corp. and directors of its Board, as well as private equity firms and investors involved in the transaction. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action.

On February 27, 2007, a lawsuit was filed in the 68th District Court, Dallas County, Texas arising out of the Merger Agreement. The suit, filed by putative TXU Corp. shareholders Gary and Lon Grady, alleges that directors of TXU Corp., named as defendants, breached fiduciary duties owed TXU Corp. by approving the Merger Agreement. The petition includes claims that directors and/or officers failed to ensure that the transaction was in the best interest of TXU Corp.; that the directors participated in a transaction where their loyalties were divided and where they were to receive a personal financial benefit; and that such alleged conduct constituted a breach of their duties of care, loyalty, good faith, candor and independence owed to TXU Corp. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, TXU Corp. believes that the plaintiffs failed to comply with provisions of the Texas Business Organizations Code applicable to filing a derivative proceeding.

On February 27, 2007, a lawsuit was filed in the 162nd District Court, Dallas County, Texas by putative TXU Corp. common stock shareholder, J&B Charitable Remainder Trust, asserting claims individually and as a class action on behalf of allegedly similarly situated shareholders. The suit named the directors of TXU Corp. as defendants as well as two private equity firms. The lawsuit contends that the directors violated various fiduciary duties in connection with the February 25, 2007 execution of the Merger Agreement. Plaintiff seeks to enjoin defendants from consummating the Merger Agreement until such time as a procedure or process is adopted to obtain the highest possible price for TXU Corp. shareholders, as well as a request that the court order the directors of TXU Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of TXU Corp. shareholders. The merger agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation.

On February 26, 2007, a lawsuit was filed in the 101st District Court, Dallas County, Texas by putative TXU Corp. shareholder, Samuel T. Cohen, asserting claims individually and as a class action on behalf of allegedly similarly situated shareholders. The suit named the directors of TXU Corp. as defendants as well as two private equity firms. The lawsuit contends that the directors violated various fiduciary duties in connection with the February 25, 2007 execution of the Merger Agreement. Plaintiff seeks to enjoin defendants from consummating the transactions contemplated by the Merger Agreement until such time as a procedure or process is adopted to obtain the highest possible price for TXU Corp. shareholders, as well as a request that the court direct the officers and directors of TXU Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of TXU Corp. shareholders. The Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation.

On February 26, 2007, a lawsuit was filed in the 192nd District Court, Dallas County, Texas seeking temporary and permanent injunctive relief arising out of the Merger Agreement. The suit, filed by putative TXU Corp. shareholder Brian Gottlieb, individually, and as a class action for similarly situated shareholders, alleges that directors of TXU Corp., named as defendants, breached fiduciary duties owed TXU Corp. shareholders by approving the Merger Agreement. The petition includes claims that directors failed to take steps to properly value or maximize the value of the company and breached their duties of loyalty, good faith, candor and independence owed to TXU Corp. shareholders. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the TXU Corp. Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action.

On February 26, 2007, a lawsuit was filed in the 192nd District Court, Dallas County, Texas seeking compensatory damages and injunctive relief arising out of the Merger Agreement. The suit, filed by TXU Corp. shareholder Henry Schipper, individually, and as a class action for similarly situated shareholders, alleges that directors of TXU Corp., named as defendants, breached their fiduciary duty owed TXU Corp. shareholders by approving the Merger Agreement and failing to take all reasonable steps to assure maximization of shareholder value. The petition further claims that directors failed to fully inform themselves about whether greater value could be achieved through the sale of the company to a third party. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims directly against directors when TXU Corp. believes that Texas law does not recognize such a cause of action.

On February 25, 2007, a lawsuit was filed in District Court, Dallas County, Texas by a pension fund against the directors of TXU Corp., asserting claims on behalf of an owner of shares of TXU Corp. common stock as well as seeking to certify a class action on behalf of allegedly similarly situated shareholders. The lawsuit contends that directors of TXU Corp. violated various fiduciary duties owed plaintiff and other shareholders in connection with the February 25, 2007 execution of the Merger Agreement. Plaintiff seeks to enjoin defendants from consummating the Merger Agreement until such time as a procedure or process is adopted to obtain the highest possible price for shareholders, as well as a request that the court direct the officers and directors of TXU Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of TXU Corp. shareholders. The Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims directly against directors when TXU Corp. believes that Texas law does not recognize such a cause of action. Accordingly, TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation.

On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against TXU Generation Company, LP, Oak Grove Management Company LLC, and TXU Corp. The complaint seeks declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation plant in Robertson County, Texas. The plaintiffs allege violations of the federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and seek to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserts that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions on the environment. Plaintiffs further request that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. TXU Corp. believes the Oak Grove air permit, if granted by the TCEQ, will be protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with law. TXU Corp. further believes that the plaintiffs’ complaint should be dismissed in response to the Motion to Dismiss, which has been filed in the litigation, and that the claims made in this complaint are without merit and, accordingly, intends to vigorously defend this litigation.

On September 6, 2005 a lawsuit was filed in the US District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The plaintiffs’ amended complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The amended complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, management did make a recommendation to the board to reevaluate the dividend policy and the board elected to increase the quarterly dividend. The plaintiffs contend that such disclosure in connection with the tender offer was inadequate. TXU Corp. maintains that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. A Motion to Dismiss was filed by the defendants, and the District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice on August 30, 2006. The plaintiffs filed a timely notice of appeal and the matter is now before the US Fifth Circuit Court of Appeals with briefing of the appeal completed. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation in the event the Fifth Circuit Court of Appeals reverses the District Court, TXU Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation, including the appeal of the District Court’s order dismissing the complaint.

Between October 19, 2004 and October 31, 2005, twelve lawsuits were filed in various California Superior Courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs alleged that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits were coordinated in the San Diego Superior Court with numerous other natural gas actions as "In re Natural Gas Anti-Trust Cases I, II, III, IV and V." On December 28, 2006, an agreement in principle to settle this matter was reached between the TXU defendants and the plaintiffs in the twelve pending lawsuits. Formal settlement documents were signed in February 2007. Notices of Dismissal were filed in the San Diego Superior Court and the case was dismissed with prejudice on February 14, 2007.

In November 2002, February 2003 and March 2003, three lawsuits were filed in the US District Court for the Northern District of Texas, Dallas Division, asserting claims under the Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits were consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp. serving during the putative class period as well as certain officers of TXU Corp. who were the members of the TXU Thrift Plan Committee. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002. The plaintiffs filed an initial motion for class certification and, after class certification discovery was completed, the District Court denied plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiffs’ second class certification motion, filed on the basis of their amended complaint, was denied and the case was ordered dismissed without prejudice on September 29, 2005. The plaintiffs filed an appeal of the dismissal to the Fifth Circuit Court of Appeals. While on appeal, the matter was referred to the Fifth Circuit’s alternative dispute resolution program and subsequently to mediation. While mediation was unsuccessful, further discussions led to an agreement in principle to settle this litigation on December 24, 2006 for $7.25 million, before attorney’s fees, to be paid by TXU Corp. to the thrift plan pursuant a Court approved allocation. A Memorandum of Understanding confirming the agreement in principle was signed on January 24, 2007 and the settlement is in the process of being confirmed with final settlement documents after which the settlement will be submitted to the District Court for approval. TXU Corp. believes the claims are without merit and, in the event the settlement is not approved, intends to vigorously defend the lawsuit, including the appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action in the event the District Circuit rejects the settlement, the Fifth Circuit reverses the dismissal and remands the case to the District Court or the suit is refiled by the plaintiffs or others seeking to assert similar claims.

In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the US District Court for the Northern District of Texas, Dallas Division, against TXU Corp. and certain of its officers and directors. These lawsuits were consolidated and lead plaintiffs were appointed by the Court. The consolidated complaint alleged violations of the Securities Exchange Act of 1934, as amended, Rule 10b-5 thereunder and the Securities Act of 1933, as amended. On January 20, 2005, TXU Corp. executed a memorandum of understanding settling this litigation for $150 million. After preliminary certification of a settlement class and notice to such class, the District Court conducted a hearing and thereafter on November 8, 2005 granted final approval of the settlement. Certain members of the settlement class who objected to the plan of allocation, the plaintiffs’ attorneys’ fees and other matters related to the approval of the settlement have appealed the orders approving the settlement to the Fifth Circuit Court of Appeals and the appeal remains pending. TXU Corp. believes that the issues raised on appeal are without merit but cannot predict whether the appeal might result in a remand to the District Court for reconsideration of the notice to the settlement class, the plaintiffs’ attorneys’ fees or other matters, and while TXU Corp. cannot predict the effect of the appeal being sustained, it does not believe that the appeal will result in reversal of the approval of the settlement.

In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Regulatory Investigations— In October 2006, TXU Portfolio Management Company (TXU Portfolio Management) was notified that the Commission had begun an informal investigation of its 2005 activities in the ERCOT wholesale electricity market as a result of observations noted in the 2005 State of the Market Report for the ERCOT Wholesale Electricity Markets performed by Potomac Economics, an economic consulting firm. TXU Portfolio Management believes that the investigation will focus on activities involving bids to sell balancing energy and generation unit commitments. Balancing energy represents approximately five to 10 percent of the total energy sold in the ERCOT wholesale market. TXU Portfolio Management is cooperating fully with the Commission in its informal investigation.

On March 18, 2005, TXU Corp. received a subpoena from the US Securities and Exchange Commission (SEC). The subpoena required TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe Limited (TXU Europe) during 2002 and the resulting financial condition of TXU Corp. including reduction of TXU Corp.’s quarterly dividend in October 2002. TXU Corp. cooperated with the SEC and completed the production of the documents requested by the subpoena as well as other information requested by the SEC. TXU Corp. received a letter dated February 15, 2007 which stated that the investigation had been terminated and that no enforcement action had been recommended to the Commission. Accordingly, TXU Corp. does not expect any action by the SEC against the company related to the matters which were the subject of the investigation.

In addition to the above, TXU Corp. is involved in various other regulatory investigations in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF TXU CORP.

Name of Officer	Age	Positions and Offices Presently Held (Current Term Expires on June 14, 2007)	Date First Elected to Present Offices (Current Term Expires on June 14, 2007)	Business Experience (Preceding Five Years)
C. John Wilder	48	Chairman, President and CEO	May 20, 2005

Chairman, President and CEO of TXU Corp. since May 2005; prior thereto President and Chief Executive of TXU Corp. (2004-2005); prior thereto Executive Vice President and Chief Financial Officer of Entergy Corporation.

T. L. Baker	61	Chairman of the Board and Chief Executive of TXU Electric Delivery	July 26, 2004

Chairman of the Board and Chief Executive of TXU Electric Delivery since July 2004; prior thereto Executive Vice President of TXU Corp. and President and Chief Executive of TXU Energy Holdings (2003-2004); prior thereto, Vice Chairman of TXU Electric Delivery (2002-2003); prior thereto, President of TXU Electric Delivery (2001-2002).

James A. Burke	38	Chairman of the Board, President and Chief Executive of TXU Energy	August 16, 2005

Chairman of the Board, President and Chief Executive of TXU Energy since August 2005 and Executive Vice President of TXU Energy Holdings since July 2006; prior thereto, Senior Vice President Consumer Markets of TXU Energy (2004-2005); prior thereto, President and Chief Operating Officer of Gexa Energy; prior thereto, Senior Vice President, Reliant Resources Incorporated.

David A. Campbell	38	Executive Vice President, Planning, Strategy and Risk and Acting Chief Financial Officer of TXU Corp.	May 21, 2004

Executive Vice President, Planning, Strategy and Risk of TXU Corp. since May 2004 and Acting Chief Financial Officer of TXU Corp. since March 2006 and Executive Vice President of TXU Energy Holdings since September 2006; prior thereto, Principal of McKinsey & Company, Inc.

M. Rizwan Chand	43	Senior Vice President of TXU Corp.	August 19, 2005

Senior Vice President of TXU Corp. since August 2005 and Senior Vice President of TXU Energy Holdings, TXU Electric Delivery and TXU Electric Delivery Transition Bond Company, LLC since July 2005; prior thereto, Vice President of Human Resources and Corporate Relations for Kennametal, Inc.

Name of Officer	Age	Positions and Offices Presently Held (Current Term Expires on June 14, 2007)	Date First Elected to Present Offices (Current Term Expires on June 14, 2007)	Business Experience (Preceding Five Years)
Michael P. Childers	45	President and Chief Executive of Generation Development of TXU DevCo	August 28, 2006

President and Chief Executive of Generation Development of TXU DevCo since August 2006 and Executive Vice President and Chief Executive of Generation Development of TXU Energy Holdings since March 2006; prior thereto, President and Chief Executive Officer of DevCo (May 2006-August 2006); prior thereto, Senior Vice President of TXU Business Services and Senior Vice President of TXU Energy Holdings (2005-2006); prior thereto, President of the Engineering, Construction and Maintenance Division and Executive Vice President for The Shaw Group; prior thereto, President of Entergy Asset Management; prior thereto, Chief Operating Officer of Entergy Wholesale Management Operations.

Charles R. Enze	53	President and Chief Executive of Generation Construction of TXU DevCo	August 28, 2006

President and Chief Executive of Generation Construction of TXU DevCo since August 2006 and Executive Vice President and Chief Executive of Generation Construction of TXU Energy Holdings since June 2006; prior thereto, Vice President of Engineering and Projects for Shell International Exploration & Production.

M. S. Greene	61	Chairman of the Board, President and Chief Executive of TXU Energy Holdings and TXU Power	July 26, 2004

Chairman of the Board, President and Chief Executive of TXU Energy Holdings since July 2005 and TXU Power since July 2004; prior thereto, Chairman of the Board, President and Chief Executive of TXU Power and Executive Vice President of TXU Energy Holdings (2004-2005); prior thereto, Vice Chairman and Chief Executive of TXU Electric Delivery (March 2004-July 2004); prior thereto, Vice Chairman of TXU Electric Delivery (2003-2004); prior thereto, President of TXU Electric Delivery (2002-2003); prior thereto, President, Transmission Division of TXU Electric Delivery (2001-2002).

Name of Officer	Age	Positions and Offices Presently Held (Current Term Expires on June 14, 2007)	Date First Elected to Present Offices (Current Term Expires on June 14, 2007)	Business Experience (Preceding Five Years)
Michael T. McCall	49	Chairman of the Board, President and Chief Executive of TXU Wholesale	August 16, 2005

Chairman of the Board, President and Chief Executive of TXU Wholesale since August 2005 and Executive Vice President of TXU Energy Holdings since April 2006; prior thereto, Senior Vice President of TXU Power (2004-2005) prior thereto President of TXU Gas (2003-2004); prior thereto, Vice President of TXU Business Services Company (1999-2003).

David P. Poole	44	Executive Vice President and General Counsel of TXU Corp.	March 16, 2006

Executive Vice President and General Counsel of TXU Corp. since March 2006 and Executive Vice President of TXU Energy Holdings since September 2006; prior thereto, Senior Vice President and Chief Legal Officer of TXU Power (January 2005 - September 2006) and Senior Vice President of TXU Corp. (January 2005 - May 2005); prior thereto, Senior Vice President of TXU Business Services Company (July 2004 - March 2005); prior thereto, Vice President and Associate General Counsel of TXU Business Services Company (May 2004 - July 2004); prior thereto, Managing partner of the Dallas office of Hunton & Williams LLP.

Jonathan A. Siegler	34	Vice President of Strategy, Mergers and Acquisition of TXU Business Services Company	August 30, 2004	Vice President of Strategy, Mergers and Acquisition of TXU Business Services Company since August 2004; prior thereto, Engagement Manager for McKinsey & Company; prior thereto Lieutenant in US Navy.
There is no family relationship between any of the above-named Executive Officers.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TXU Corp.’s common stock is listed on the New York and Chicago stock exchanges (symbol: TXU). In 2005, TXU Corp.’s board of directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split entitled each shareholder of record at the close of business on November 18, 2005, to receive one additional share for every outstanding share of common stock they held on that date. The additional shares resulting from the stock split were distributed on December 8, 2005. The price range of the common stock of TXU Corp., as reported by Bloomberg L.P., and the dividends per share declared during each of the calendar quarters of 2006 and 2005 were as follows (prior periods adjusted to reflect the stock split):

	Price Range				Dividends Declared
Quarter Ended	2006		2005		2006	2005
	High	Low	High	Low
March 31	$53.90	$44.43	$40.38	$30.22	$0.4125	$0.2813
June 30	59.93	44.10	43.63	37.36	0.4125	0.2813
September 30	67.21	58.14	56.59	40.17	0.4125	0.2813
December 31	65.44	53.05	58.30	44.01	0.4325	0.4124
					$1.6700	$1.2563

TXU Corp. has declared common stock dividends payable in cash every year since 1945. TXU Corp. depends, in part, on the dividends it receives from its subsidiaries to fund dividends to its shareholders. In November 2006, TXU Corp.’s board of directors increased TXU Corp.’s dividend and reaffirmed its cash distribution policy that was revised in November 2005, setting the common stock dividend at an annual rate of $1.73 per share, a five percent increase over the previous quarter’s annualized rate. Consistent with the revised policy, on November 3, 2006, TXU Corp.’s board of directors declared a common stock dividend of 43.25 cents per share that was paid on January 2, 2007 to shareholders of record as of December 1, 2006, and on February 15, 2007, TXU Corp.’s board of directors declared a common stock dividend of 43.25 cents per share that will be payable April 2, 2007 to shareholders of record as of March 2, 2007. Subject to the restrictions in the Merger Agreement described in the following sentence, the dividend rate and annual dividend growth rate will be subject to regular review by TXU Corp.’s board of directors and may be changed based upon a number of factors. Under the terms of the Merger Agreement, TXU Corp. cannot declare or pay common stock dividends, except for regular quarterly dividends paid to holders of TXU Corp. common stock in an amount not to exceed 43.25 cents per share per quarter, with record dates of or no earlier than, March 2, 2007; June 1, 2007; September 1, 2007; December 1, 2007; March 1, 2008 and June 1, 2008, respectively. In addition, the Merger Agreement provides that no quarterly dividend will be declared with respect to the quarter in which the proposed merger is consummated unless the merger is consummated after the record date for that quarter.

Distributions paid on TXU Corp.’s common stock in 2006 were reported to the US Internal Revenue Service (IRS) and to shareholders as ordinary taxable dividends in accordance with IRS rules.

The number of record holders of the common stock of TXU Corp. as of February 23, 2007 was 49,125.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of TXU Corp.’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2006. Based on the evaluation performed, TXU Corp.’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item will be found under the headings Election of Directors, Independence of Directors, Meetings of the Board and Its Committees, Corporate Governance Documents and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement to be delivered in connection with TXU Corp.’s annual shareholders’ meeting, which is expected to be filed by TXU Corp. with the SEC on or about April 26, 2007. Additional information with respect to Executive Officers of TXU Corp. is found in Part I, Item 4.

Item 11. EXECUTIVE COMPENSATION

Information with respect to this item will be found in the definitive proxy statement to be delivered in connection with TXU Corp.’s annual shareholders’ meeting under the headings:
• Election of Directors;
• Compensation Discussion and Analysis;
• Summary Compensation Table;
• Grants of Plan-Based Awards;
• Outstanding Equity Awards at Fiscal Year-End;
• Option Exercises and Stock Vested;
• Pension Benefits;
• Nonqualified Deferred Compensation;
• Potential Payments Upon Termination or Change in Control;
• Director Compensation; and
• Organization and Compensation Committee Report.

The definitive proxy statement is expected to be filed by TXU Corp. with the SEC on or about April 26, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning stock-based compensation plans as of December 31, 2006. (See Note 22 to Financial Statements.)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

Equity compensation plans approved by security holders	4,250,340(1)	N/A	19,151,807(2)
Equity compensation plans not approved by security holders	―	N/A	―
	4,250,340(1)	N/A	19,151,807(2)

__________________
(1)
Amount includes 2,825,613 shares representing outstanding target awards under the Long-Term Incentive Compensation Plan (LTIP) and 1,424,727 shares representing outstanding target awards under the Omnibus Incentive Compensation Plan (OICP). The LTIP and OICP awards can pay out at 0% to either 175% or 200% of the initial grant, for a total of up to 8,612,956 shares.

(2)	Represents shares under the LTIP and OICP. Shares may be newly issued or purchased on the open market. (See Note 22 to Financial Statements.)

TXU Gas Company (TXU Gas) Option Plan— As part of the acquisition of ENSERCH Corporation (subsequently TXU Gas) by TXU Corp., options to purchase shares of ENSERCH Corporation common stock that were granted under the ENSERCH Corporation 1991 Stock Incentive Plan were converted into options to purchase shares of TXU Corp. common stock. All options were granted on or before August 5, 1997 and expired on or before February 16, 2006. No further options may be granted under this plan.

Summary— Other information with respect to this item is found under the heading Beneficial Ownership of Common Stock of the Company in the definitive proxy statement to be delivered in connection with TXU Corp.’s annual shareholders’ meeting, which is expected to be filed by TXU Corp. with the SEC on or about April 26, 2007.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no reportable transactions with related persons, promoters or control persons. Information with respect to transactions, relationships or arrangements with members of TXU Corp.’s board of directors will be included under the heading “Independence of Directors” in the definitive proxy statement to be delivered in connection with TXU Corp.’s annual shareholders’ meeting, which is expected to be filed by TXU Corp. with the SEC on or about April 26, 2007.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be found under the heading Selection of Independent Auditor in the definitive proxy statement to be delivered in connection with TXU Corp.’s annual shareholders’ meeting, which is expected to be filed by TXU Corp. with the SEC on or about April 26, 2007.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) Documents filed as part of this Report:

Financial Statements (included in Appendix A to this report):

Selected Financial Data	A-2
Management’s Discussion and Analysis of Financial Condition
and Results of Operations	A-4
Management’s Annual Report on Internal Controls over Financial Reporting	A-74
Reports of Independent Registered Public Accounting Firm	A-75
Statements of Consolidated Income for each of the three years in the
period ended December 31, 2006	A-77
Statements of Consolidated Comprehensive Income for each of the
three years in the period ended December 31, 2006	A-78
Statements of Consolidated Cash Flows for each of the three years in
the period ended December 31, 2006	A-79
Consolidated Balance Sheets, December 31, 2006 and 2005	A-81
Statements of Consolidated Shareholders’ Equity for each of the three years in
the period ended December 31, 2006	A-82
Notes to Financial Statements	A-84

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

TXU CORP.

Date: March 1, 2007	By	/s/ C. JOHN WILDER
(C. John Wilder, Chairman, President and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Corp. and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	C. JOHN WILDER	Principal Executive
	(C. John Wilder, Chairman, President and CEO)	Officer and Director	March 1, 2007

/s/	DAVID A. CAMPBELL	Principal Financial Officer	March 1, 2007
(David A. Campbell, Executive Vice President and Acting Chief Financial Officer)

/s/	STANLEY J. SZLAUDERBACH	Principal Accounting Officer	March 1, 2007
(Stanley J. Szlauderbach, Senior Vice President and Controller)

Director
(E. Gail de Planque)

/s/	LELDON E. ECHOLS	Director	March 1, 2007
(Leldon E. Echols)

/s/	KERNEY LADAY	Director	March 1, 2007
(Kerney Laday)

/s/	JACK E. LITTLE	Director	March 1, 2007
(Jack E. Little)

/s/	GERARDO I. LOPEZ	Director	March 1, 2007
(Gerardo I. Lopez)

/s/	J. E. OESTERREICHER	Director	March 1, 2007
(J. E. Oesterreicher)

/s/	MICHAEL W. RANGER	Director	March 1, 2007
(Michael W. Ranger)

/s/	LEONARD H. ROBERTS	Director	March 1, 2007
(Leonard H. Roberts)

/s/	GLENN F. TILTON	Director	March 1, 2007
(Glenn F. Tilton)

Appendix A

TXU CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2006

TXU CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006		2005		2004	2003		2002
	(millions of dollars, except ratios and per share amounts)

Operating revenues		$10,856		$10,662	$9,216		$8,532		$8,125
Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles		$2,465		$1,775	$81		$566		$105
Income (loss) from discontinued operations, net of tax effect		$87		$5	$378		$74		$(4,181)
Extraordinary gain (loss), net of tax effect	$	─		$(50)	$16	$	─		$(134)
Cumulative effect of changes in accounting principles, net
of tax effect	$	─		$(8)	$10		$(58)	$	─
Exchangeable preferred membership interest buyback premium	$	─	$	─	$849	$	─	$	─
Preference stock dividends	$	─		$10	$22		$22		$22
Net income (loss) available for common stock		$2,552		$1,712	$(386)		$560		$(4,232)

Common stock data (millions):
Basic shares outstanding - average		460		476	600		643		556
Diluted shares outstanding - average		467		486	600		758		556
Shares outstanding - end of year		459		471	480		648		644

Basic earnings per share:
Net income (loss) available to common stock from
continuing operations		$5.36		$3.71	$(1.32)		$0.85		$0.15
Income (loss) from discontinued operations, net of tax effect		$0.19		$0.01	$0.63		$0.11		$(7.52)
Extraordinary gain (loss), net of tax effect	$	─		$(0.10)	$0.03	$	─		$(0.24)
Cumulative effect of changes in accounting principles, net
of tax effect	$	─		$(0.02)	$0.02		$(0.09)	$	─
Net income (loss) available for common stock		$5.55		$3.60	$(0.64)		$0.87		$(7.61)

Diluted earnings per share:
Net income (loss) available to common stock from
continuing operations(a)		$5.27		$2.61	$(1.32)		$0.79		$0.15
Income (loss) from discontinued operations, net of tax effect		$0.19		$0.01	$0.63		$0.10		$(7.52)
Extraordinary gain (loss), net of tax effect	$	─		$(0.10)	$0.03	$	─		$(0.24)
Cumulative effect of changes in accounting principles, net
of tax effect	$	─		$(0.02)	$0.02		$(0.08)	$	─
Net income (loss) available for common stock		$5.46		$2.50	$(0.64)		$0.81		$(7.61)

Dividends declared per share		$1.67		$1.26	$0.47		$0.25		$0.96
Book value per share - end of year		$4.66		$1.01	$0.71		$8.67		$7.40
Return on average common stock equity(b)		188.5%		433.7%	2.0%		10.5%		1.3%
Ratio of earnings to fixed charges		5.11		3.80	1.16		1.94		1.22
Ratio of earnings to combined fixed charges
and preference dividends		5.11		3.74	1.11		1.87		1.17

See notes on page A-3.

TXU CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA (CONTINUED)

	Year Ended December 31,
	2006		2005	2004	2003	2002
	(millions of dollars, except ratios)

Total assets - end of year		$25,922	$25,539	$23,189	$31,284	$31,384
Property, plant & equipment - net - end of year		18,756	17,192	16,676	16,803	16,526
Capital expenditures		2,180	1,047	912	721	813
Capitalization - end of year
Equity-linked debt securities	$	─	$179	$285	$1,440	$1,440
Exchangeable subordinated notes (c)		─	—	—	—	639
Long-term debt held by subsidiary trusts		─	—	—	546	546
All other long-term debt, less amounts due currently		10,631	11,153	12,127	9,168	8,003
Exchangeable preferred membership interests (c)		─	—	—	646	—
Preferred stock of subsidiaries:
Not subject to mandatory redemption (d)		─	—	38	113	190
Subject to mandatory redemption		─	—	—	—	21
Preference stock		─	—	300	300	300
Common stock equity		2,140	475	339	5,619	4,766
Total		$12,771	$11,807	$13,089	$17,832	$15,905
Capitalization ratios - end of year
Equity-linked debt securities		—%	1.5%	2.2%	8.1%	9.1%
Exchangeable subordinated notes		—	—	—	—	4.0
Long-term debt held by subsidiary trusts		—	—	—	3.1	3.4
All other long-term debt, less amounts due currently		83.2	94.5	92.6	51.4	50.3
Exchangeable preferred membership interests		—	—	—	3.6	—
Preferred stock of subsidiaries (d)		—	—	0.3	0.6	1.3
Preference stock		—	—	2.3	1.7	1.9
Common stock equity		16.8	4.0	2.6	31.5	30.0
Total		100.0%	100.0%	100.0%	100.0%	100.0%

Notes payable - commercial paper		$1,296	$358	$—	$—	$—
Notes payable - banks		195	440	210	—	2,306
Long-term debt due currently		485	1,250	229	678	941

Embedded interest cost on long-term debt - end of year (e)		6.6%	6.3%	6.0%	6.3%	6.8%
Embedded interest cost on long-term debt held by subsidiary trusts		─ %	—%	─ %	6.4%	7.8%
Embedded dividend cost on preferred stock of subsidiaries -
end of year (f)		─ %	─ %	4.4%	9.7%	6.5%

(a)	The 2005 diluted per share results reflect the unfavorable impact associated with the accelerated share repurchase program. (See Note 2 to Financial Statements.)
(b)	Based on income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles.
(c)	Amount is net of discount.
(d)	Preferred stock outstanding at the end of 2006 and 2005 has a stated amount of $51 thousand.
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

(f)
Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost excluding the effects of the loss on reacquired preferred stock is 6.0% for 2002.

Certain previously reported financial statistics reflect reclassifications to conform to current year classifications.

Prior year amounts have been reclassified for discontinued operations. Share and per share amounts reflect the 2005 two-for-one stock split. (See Note 3 and Note 17 to Financial Statements.)

Note: Results for 2004 are significantly impacted by charges related to the comprehensive restructuring plan as described in Note 8 to Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

TXU Corp. is a holding company conducting its operations principally through its TXU Energy Company LLC (TXU Energy Company), TXU Electric Delivery Company (TXU Electric Delivery) and TXU Generation Development Company LLC (TXU DevCo) subsidiaries. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas. TXU DevCo is engaged in the development of new lignite/coal-fueled generation facilities but is expected to develop those facilities as a subsidiary of TXU Energy Company.

    On February 26, 2007, TXU Corp. announced that it had entered into an Agreement and Plan of Merger, dated February 25, 2007 (Merger Agreement), with Texas Energy Future Holdings Limited Partnership (Merger Sub Parent) and Texas Energy Future Merger Sub Corp (Merger Sub), whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent.  See Note 26 to Financial Statements.

Operating Segments

TXU Corp. has aligned and reports its business activities as two operating segments: TXU Energy Holdings and TXU Electric Delivery.

TXU Energy Holdings segment includes the activities of TXU Energy Company and TXU DevCo, as described above. This segment also includes the activities of a lease trust holding certain natural gas-fueled combustion turbines.

TXU Electric Delivery segment includes the activities of TXU Electric Delivery, as described above, and its wholly owned bankruptcy-remote financing subsidiary.

See Note 24 to Financial Statements for further information concerning reportable business segments.

Business Strategy

Overview

In 2004, TXU Corp. launched a three-phase restructuring program to restore financial strength, drive performance improvement with a competitive industrial company perspective and allocate capital in a disciplined and efficient manner.

•
Phase one involved divesting of value-disadvantaged businesses and using the sales proceeds, operating cash flows and cash on hand to simplify the capital structure and improve financial flexibility. This phase also included changing pricing and commodity price hedging strategies to reflect rising natural gas prices, resolving significant litigation risks and lowering business process costs through a significant outsourcing arrangement. Phase one was completed in 2004. As discussed in Note 8 to Financial Statements, these restructuring actions resulted in net charges to 2004 income from continuing operations totaling $1.2 billion ($828 million after-tax). Also see Note 3 to Financial Statements for the effect on results from discontinued operations.

•
Phase two included implementation of initiatives to achieve operational excellence across the business, targeting industry-leading performance standards for productivity, reliability and customer service and embedding a high-performance industrial culture. Phase two work has been largely completed but remains ongoing as a basis for continuous process improvement.

•
Phase three included development and implementation of the growth strategy for TXU Corp. and its two business segments. In 2006, actions were initiated to execute this strategy by way of several key initiatives launched during the year, including planned development of new generation facilities.  TXU Corp. has agreed to modify this strategy in connection with the proposed merger.

Following is a discussion of key operating developments in the TXU Energy Holdings and TXU Electric Delivery operating segments.

TXU Energy Holdings Segment Significant Developments

Texas Generation Facilities Development

In 2006, TXU Corp. announced that it intended to develop and construct up to 11 lignite/coal-fueled generation units in central and east Texas, with a total estimated capacity of up to 9,300 MW. In connection with the proposed merger, TXU Corp. has modified its strategy and has reduced the number of lignite/coal-fueled generation units that it intends to develop and construct in Texas from 11 to three units with a total estimated capacity of approximately 2,200 MW.

The three units proposed to be developed consist of one new generation unit at an existing TXU Corp. lignite/coal-fueled generation plant site (Sandow) and two units at a site (Oak Grove) owned by TXU Corp. that was originally slated for the construction of a generation plant a number of years ago. Aggregate capital expenditures for these three units are expected to total approximately $3.2 billion, including all construction, site preparation and mining development costs.

The development program includes up to $450 million for investments in state-of-the-art emissions controls for the three proposed units. Further, TXU Corp. expects additional capital expenditures for environmental control systems at existing generation facilities to total up to $400 million.

Developmental activities are well underway for the three proposed units. TXU Corp. subsidiaries have executed engineering, procurement and construction (EPC) agreements for these units with Bechtel Power Corporation (Bechtel) and Fluor Enterprises, Inc. (Fluor). In addition, to facilitate meeting the expected timeline for the start-up of the new facilities, TXU DevCo or the EPC contractors have placed orders for critical, long lead-time equipment, including boilers, turbine generators and air quality control systems. The EPC contracts for the Sandow unit (with Bechtel) and the two Oak Grove units (with Fluor) are essentially fixed price agreements. Both contracts contain price adjusting provisions, but the price risk is not considered significant to the overall scope and magnitude of the projects.

TXU Corp. expects the TCEQ to issue final air permits for the Oak Grove facility by year-end 2007. Construction of Oak Grove is expected to commence immediately following the issuance of the related air permits. The expected on-line dates of the units are as follows: Sandow in 2009 and Oak Grove’s two units in 2009 and 2010.

TXU Corp. will promptly seek to stay the contested cases relating to the permits for seven of the units and suspend processing of the permit application for the one unit that is not subject to a contested case. TXU Corp. intends to withdraw all permit applications for the eight units upon the closing of the proposed merger. If the proposed merger closes, TXU Corp. does not intend to apply or reapply for permits to build additional generation units utilizing current pulverized coal-fueled technology in Texas or in any other US region.

To mitigate risk associated with the development program, TXU DevCo is pursuing opportunities for contractual forward sales of electricity. As a result of this process, TXU DevCo may ultimately enter into sales agreements with municipalities, electric cooperatives and industrial companies with terms ranging from five to over 20 years.

TXU DevCo is subject to writedowns and additional costs arising from the suspension of the development of the eight generation units. Construction work-in-process asset balances totaling approximately $900 million at February 28, 2007 are subject to impairment. Future penalties and other costs arising from equipment order cancellations and other suspension activities are estimated to total up to approximately $200 million. The total gross exposure of $1.1 billion excludes any recovery and salvage amounts, which are currently not estimable. TXU Corp. expects to record a charge in the first quarter of 2007 for these exposures.

On February 27, 2007, TXU DevCo terminated orders with Alstom Power, Inc. for air quality control systems for five units. TXU DevCo is exploring opportunities for redeployment of equipment related to the remaining three units, including use in the environmental retrofit program related to existing generation facilities. On February 28, 2007, TXU DevCo terminated steam turbine generator orders with General Electric Company for eight units. TXU DevCo has suspended or terminated several other equipment orders related to the eight units.

Potential Nuclear Generation Development

    As previously disclosed, TXU Corp. also planned to develop applications to file for combined construction and operating licenses for 2,000 to 6,000 MW of new nuclear generation capacity at one to three sites in Texas. TXU Corp. currently plans to develop an application to file for combined licenses for at least one site (up to 3,400 MW of new nuclear generation capacity) at its existing Comanche Peak nuclear generation facility. The Comanche Peak application is expected to be submitted in 2008, which could facilitate bringing the new capacity on-line between 2015 and 2020. Because of regulatory and supply chain uncertainties, TXU Corp. believes that nuclear generation capital costs and development times are currently not competitive with other technologies. TXU Corp. is continuing its ongoing process to resolve these uncertainties and is employing a technical and economic feasibility process with original equipment manufacturers to design a safe and reliable nuclear generation facility and seek to achieve per kilowatt capital costs that are up to 30 to 40 percent lower than current average publicly-announced industry estimates.

Investment in Cleaner Coal-Fueled Generation Technologies

In an initiative separate from but related to the planned generation development and related emissions controls investment spending, subsidiaries of TXU Corp. expect to invest up to $2 billion over the next five to seven years for the development and commercialization of cleaner generation plant technologies, including integrated gasification combined cycle, the next generation of more efficient ultra-supercritical coal and pulverized coal emissions technology to reduce CO2 emissions. TXU Corp. has already initiated a number of actions, including research and development investments and partnerships, to advance next-generation technologies.

Long-term Hedging Program

    During 2006, TXU Corp. significantly expanded its long-term hedging program, commenced in October 2005, designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of TXU Corp. have entered into market transactions involving natural gas-related financial instruments. Including the TXU DevCo hedge transactions discussed immediately below, as of February 28, 2007 subsidiaries of TXU Corp. have effectively sold forward an outstanding 1.95 billion MMBtu of natural gas (an equivalent of over 220,000 GWh) over the period 2007 to 2012 at average annual prices ranging from $7.06 per MMBtu to $9.62 per MMBtu, including a net 1.3 billion MMBtu in instruments that have been accounted for as cash flow hedges. The balance of the hedge transactions are marked-to-market in net income.

As part of the long-term hedging program, TXU DevCo has entered into the following transactions:

•
In June 2006, TXU DevCo entered into a related series of hedging transactions under an agreement that allows hedging of movements in electricity prices. See Note 19 to Financial Statements for a discussion of a loss of $109 million ($71 million after-tax) recorded upon inception of these hedging transactions. This agreement was amended and restated in February 2007.

•
In February 2007, TXU DevCo entered into a series of hedging transactions under an agreement that allows hedging of movements in electricity prices. A “day one” loss of approximately $70 million ($46 million after-tax) is expected to be recorded in the first quarter of 2007 to recognize the below-market pricing of the transactions.

Initially, TXU DevCo’s hedging transactions under these agreements will be secured by a first-lien security interest in the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant and will also be guaranteed by TXU Energy Company. Upon certain events, including the closing of the proposed merger, these hedging transactions will be transferred to TXU Energy Company and will be supported by a first-lien security interest in TXU Energy Company’s assets.

While there is significant correlation in the movement of natural gas prices and wholesale electricity prices in ERCOT because marginal demand is generally met with gas-fueled generation plants, electricity prices do not always move in tandem with natural gas prices. Given the size of the hedge program and the cross-commodity nature of the hedges, the program may result in greater volatility of net income due to cash flow hedge ineffectiveness gains and losses, as well as greater mark-to-market gains and losses on positions not accounted for as cash flow hedges, than TXU Corp. has experienced in recent years. For example, based on the position at December 31, 2006, a change of 0.1 (or 1%) in forward market heat rates could result in cash flow hedge ineffectiveness gains or losses of up to $220 million pretax. In 2006, TXU Corp. recorded unrealized mark-to-market and cash flow hedge ineffectiveness net gains of $231 million related to positions in the long-term hedging program, including a $109 million loss on inception of certain hedging transactions (see Note 18 to Financial Statements). Cash flow hedge net gains on positions in the program that have been deferred in accumulated other comprehensive income as effective totaled $432 million after-tax as of December 31, 2006.

TXU Electric Delivery Segment Significant Developments

New Utility Services Joint Venture

In the second quarter of 2006, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility construction, power restoration, maintenance and other services. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive services from the joint venture. The contractual amount of the services agreement is $8.7 billion over the 10-year term.

Under the terms of the joint venture arrangement, over 2,000 current TXU Electric Delivery employees are expected to be employed by the joint venture. These employees represent essentially all of TXU Electric Delivery’s field operations personnel, consisting primarily of construction, maintenance and engineering staff. InfrastruX Group expects to contribute all its operations to the joint venture, including its 3,000 current employees. These operations generated revenues of approximately $400 million in 2005. In addition, TXU Corp. expects to contribute approximately $30 million in tools and other equipment to the joint venture and also expects to sell approximately $60 million in inventory, principally poles and wire, to the joint venture in exchange for a 10-year note receivable. TXU Electric Delivery expects to incur transition expenses related to the arrangement of up to $19 million, of which $7 million was expensed in 2006. TXU Corp. and InfrastruX Group will have equal representation on the joint venture’s board of directors. Allocations and distributions of profits, losses and cash from the joint venture to the partners are to be primarily based upon the performance of the TXU Corp.-related and InfrastruX-related legacy operations.

The Commission recently expressed its desire to gather further information regarding the joint venture. TXU Corp. cannot predict the ultimate outcome of this process, including its possible effect on the timing of closure of the transaction. Also see discussion below under “Regulation and Rates”.

Technology Initiatives

In 2006, TXU Electric Delivery finalized an agreement with CURRENT Communications Group, LLC (CURRENT), to utilize TXU Electric Delivery’s power distribution network as a broadband-enabled “Smart Grid.” CURRENT plans to design, build and operate the “broadband over power line” (BPL) network covering the majority of the TXU Electric Delivery service area. Build-out of the BPL network began in 2006 with the installation of fiber optic cable and additional investment in advanced data management systems. This modernized grid is expected to enhance TXU Electric Delivery’s ability to deliver top decile electric service reliability and provide the potential for additional products and services from REPs that will enable businesses and consumers to manage their electricity usage and costs. Under the terms of the agreement with CURRENT, TXU Electric Delivery expects to incur service fees totaling approximately $150 million over a 10 year period commencing in 2007 to utilize the Smart Grid capabilities of CURRENT’s BPL network.

Overlaid on the existing electric distribution network, the CURRENT BPL network solution will incorporate advanced digital communication and computing capabilities that, for the first time, provide real-time monitoring through the electric distribution network, enabling TXU Electric Delivery to:

•	increase network reliability and power quality;
•	prevent, detect and restore customer outages more effectively; and
•	implement advanced meter monitoring more efficiently.

Additionally, CURRENT will use the same BPL network to provide homes and businesses with high-performance broadband and wireless services, including voice, video and high-speed Internet access, provided over existing electrical lines by having customers simply plug into any electrical outlet.

TXU Corp. has made a small investment to acquire a noncontrolling interest in CURRENT. Other CURRENT investors include energy, financial services and technology companies.

To take full advantage of the BPL network, TXU Electric Delivery has initiated replacement of existing meters with advanced digital metering technology. Installation of these advanced meters is expected to speed connects/disconnects of electric service where applicable and ultimately facilitate the creation of new products and service offerings by REPs, including time-of-use options and various new billing methods. TXU Electric Delivery has installed 285,000 advanced meters as of December 31, 2006 and plans to install up to 500,000 additional advanced meters in 2007. TXU Electric Delivery expects to replace all of its 3 million meters with advanced meters under this technology initiative by 2012, for a total investment of approximately $450 million. Texas legislation provides for the recovery of and return on a utility’s investment related to advanced metering technology to incent electricity delivery utilities to invest in this new technology.

KEY RISKS AND CHALLENGES

Following is a discussion of the key risks and challenges facing management and the initiatives currently underway to manage such challenges:

Natural Gas Price and Market Heat-Rate Exposure

Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand for electricity supply is generally met with natural gas-fueled generation plants. Natural gas prices have increased significantly in recent years, but historically the price has fluctuated due to the effects of weather, changes in industrial demand and supply availability, and other economic and market factors. Wholesale electricity prices also move with market heat rates. Heat rate is the measure of the efficiency of the marginal supplier (generally natural gas-fueled plants) in generating electricity. The wholesale market price of power divided by the market price of natural gas represents the market heat rate.

In contrast to TXU Corp.’s natural gas-fueled generation units, changes in natural gas prices have no significant effect on the cost of generating electricity from TXU Corp.’s nuclear and lignite/coal-fueled plants. All other factors being equal, these baseload generation assets, which provided 70% of supply volumes in 2006, increase or decrease in value as natural gas prices rise or fall, respectively, because of the effect of natural gas prices on wholesale power prices.

With the exposure to variability of natural gas prices, retail sales price management and hedging activities are critical to the profitability of the business. With the expiration of the price-to-beat rate mechanism on January 1, 2007 (see discussion below under “Regulation and Rates”), TXU Corp. has price flexibility in all of its retail markets.

Considering forecasted electricity supply and sales load and wholesale market positions, TXU Corp.’s portfolio position for 2007 is largely balanced with respect to changes in natural gas prices. The supply and load forecast take into account projections of baseload unit availability and customer churn and currently assumes no further changes in retail rates for customers not already on a fixed price contract.

TXU Corp.’s approach to managing commodity price risk focuses on the following:

•	improving customer service to attract and retain high-value customers;
•	continuing to follow a retail pricing strategy that appropriately reflects the magnitude and costs of commodity price risk;
•	continuing reduction of fixed costs to better withstand gross margin volatility; and
•	employing disciplined hedging and risk management strategies through physical and financial energy-related (electricity and natural gas) contracts to partially hedge gross margins.

As discussed above under “TXU Energy Holdings Segment Significant Developments”, TXU Corp. has implemented a long-term hedging program to mitigate the risk of future declines in wholesale electricity prices due to declines in natural gas prices.

The following scenarios are presented to quantify the potential impact of movements in natural gas prices and market heat rates. Illustratively, if TXU Energy Holdings’ sales prices immediately and fully adjusted to reflect changes in wholesale electricity prices due to changes in natural gas prices, and taking into account the hedges in place at year-end 2006 under the long-term hedging program expected to settle in 2007, TXU Corp. could experience an approximate $300 million reduction in annual pretax earnings for every $1.00 per MMBtu reduction in natural gas prices (approximate 14% change in current price) sustained over the full year. In the same scenario of full and immediate pass-through of wholesale electricity price changes to sales prices, where natural gas prices and other nonprice conditions remained unchanged but ERCOT wholesale electricity prices declined by $5/MWh (approximate 9% change in current price) for a full year because of a decline in market heat rates, TXU Corp. could experience an approximate $300 million reduction in annual pretax earnings.

The long-term hedging program does not mitigate exposure to changes in market heat rates. TXU Corp.’s market heat rate exposure derives from its generation portfolio and may increase over time with expected generation capacity increases. TXU Corp. expects that increases in market heat rates would increase the value of its generation assets because higher market heat rates generally result in higher wholesale electricity prices, and vice versa.

On an ongoing basis, TXU Corp. will continue monitoring its overall commodity risks and seek to balance its portfolio based on its desired level of exposure to natural gas prices and market heat rates and potential changes to its operational forecasts of overall generation and consumption in its native and growth business. Portfolio balancing may include the execution of incremental transactions or the unwinding of existing transactions. As a result, commodity price exposures and their effect on earnings could change from time to time.

See “Liquidity and Capital Resources” below for a discussion of the liquidity effects of the long-term hedging program. Also see additional discussion of risk measures below under “Quantitative and Qualitative Disclosure About Market Risk.”

Competitive Markets and Customer Retention

Competitive retail activity in Texas continued to result in declines in customer counts and sales volumes in the historical service territory. Total retail sales volumes declined 11%, 17% and 12% in 2006, 2005 and 2004, respectively, as retail sales volume declines in the historical service territory were partially offset by growth in other territories. The area representing TXU Corp.’s historical service territory prior to deregulation, largely in north Texas, consisted of approximately 3 million electricity consumers (measured by meter counts) as of year-end 2006. TXU Corp. currently has approximately 1.9 million retail customers in that territory and has acquired approximately 256,000 retail customers in other competitive areas in Texas. In responding to the competitive landscape and the transition to full competition in the Texas marketplace on January 1, 2007, TXU Corp. is focusing on the following key initiatives:

•
Customer retention strategy remains focused on delivering world-class customer service and improving the overall customer experience. In line with this strategy, TXU Corp. continues to implement initiatives to improve call center response time and effectiveness as well as Internet interaction with customers;

•
TXU Energy Company intends to establish itself as the most innovative retailer in the Texas market as it is critical in the fully competitive environment and continues to develop tailored product offerings to meet customer needs;

•
A comprehensive customer initiative to provide residential customers with greater savings and price certainty was introduced in the fourth quarter of 2006. This initiative includes a $100 customer appreciation bonus (see Note 7 to Financial Statements), a $25 incentive to customers who switch from the basic rate (former price-to-beat rate) plan to a discounted rate plan, and a three-year rate cap for customers who remain on plans with the basic rate; and

•
Initiatives in the business market are focused largely on programs targeted to retain the existing highest-value customers and to recapture customers who have switched REPs. Initiatives include a more disciplined contracting and pricing approach and improved economic segmentation of the business market to enhance targeted sales and marketing efforts and to more effectively deploy the direct-sales force. Tactical programs put into place include improved customer service, new product price/service offerings and a multichannel approach for the small business market.

    TXU Corp. has announced that in connection with the proposed merger, effective with March 27, 2007 meter reads, TXU Energy will provide a six percent price discount to those customers in the historical service territory on month-to-month service plans with a rate equivalent to the former price-to-beat rate. Further, upon closing of the merger, TXU Energy intends to provide an additional four percent discount and also provide price protection through 2008 to those customers.  The aggregate ten percent price discounts are expected to provide total annual savings of more than $300 million to those customers.

Texas Generation Development Program

The undertaking of the development of three generation units in Texas as described above under “TXU Energy Holdings Segment Significant Developments” involves a number of risks. Aggregate capital expenditures to develop these three units are expected to total approximately $3.2 billion.  While TXU Corp. believes the investment economics of the program are strong, estimates of future natural gas prices, market heat rates, air permit grant dates and effects of any CO2 emissions regulation may prove to be inaccurate, and returns on the investment could be significantly less than anticipated. Financing of the program, which has not yet been finalized, may result in higher interest costs than expected and could negatively impact liquidity. The program is exposed to construction delays, failure of the units to meet performance specifications, nonperformance by equipment suppliers, increases in construction labor costs (contractually limited in part) and other project execution risks. Further, project capital spending for the three units continues despite increasing public discussion of the advantages and disadvantages of coal-fueled generation and the absence of final air permits. Should these development activities be canceled, TXU Corp. is exposed to impairment of construction work-in-process assets and project discontinuance costs, including equipment order cancellation penalties (see Note 16 to Financial Statements). Management has evaluated the potential risks and benefits of the program to both Texas consumers and TXU Corp. and believes that in consideration of the most likely market and performance scenarios, continued progress towards completion of the program is the appropriate course of action.

Energy Prices and Regulatory Risk

Natural gas prices rose to unprecedented levels in the latter part of 2005, reflecting a world-wide increase in energy prices compounded by hurricane-related infrastructure damage. The related rise in retail electricity prices elevated public awareness of energy costs and dampened customer demand in 2006. Natural gas prices have since declined but remain subject to events that create price volatility. Sustained high energy prices and/or ongoing price volatility also creates a risk for regulatory and/or legislative intervention with the mechanisms that govern the competitive wholesale and retail markets in Texas. TXU Corp. believes that competitive markets result in a broad range of innovative pricing and service alternatives to consumers and ultimately the most efficient use of resources, and that regulatory bodies should continue to take actions that encourage competition in the industry.

New and Changing Environmental Regulations

TXU Corp. is subject to various environmental laws and regulations related to SO2, NOx and mercury emissions as well as other environmental contaminants that impact air and water quality. TXU Corp. is in compliance with all current laws and regulations, but regulatory authorities continue to evaluate existing requirements and consider proposals for changes.

TXU Corp. continues to closely monitor any potential legislative changes pertaining to climate change and CO2 emissions. The increasing attention to potential environmental effects of greenhouse gas emissions creates risk as to the completion of TXU Corp.’s plan to develop new coal-fueled generation facilities in Texas. New legislation could result in higher costs due to new taxes, the need to acquire emissions credits or capital spending to reduce CO2 emissions. TXU Corp. believes that any legislative actions to reduce greenhouse gas emissions should be developed under a market-based framework that is consistent with expected technology development timelines and supports the displacement of old, inefficient electricity generation technology with advanced, more efficient and cleaner-emitting technology.

As discussed above, TXU Corp. has announed actions to address CO2 emissions concerns, including:

•	Establishing a plan to invest up to $2 billion for the development and commercialization of cleaner generation plant technologies;
•	Initiating the process to file an application to the NRC for licenses to construct and operate a new nuclear generation facility in Texas;
•	Doubling the renewable energy (wind generation) portfolio to 1,500 MW;
•	Investing up to $400 million in programs designed to encourage customer electricity demand efficiencies; and
•	Increasing production efficiency of its existing generation facilities by up to 2 percent.

Cost Exposure Related to Nuclear Asset Outages

TXU Corp.’s nuclear assets are comprised of two generating units at Comanche Peak, each with a capacity of 1,150 MW. The Comanche Peak plant represents approximately 13% of TXU Corp.’s total generation capacity. The nuclear generation facilities represent TXU Corp.’s lowest marginal cost source of electricity. Assuming both nuclear generating units experienced an outage, the unfavorable impact to pretax earnings is estimated to be approximately $3.5 million per day before consideration of any insurance proceeds. Maintaining safe, reliable and efficient operations at the Comanche Peak plant is one of TXU Corp.’s top priorities. Also see discussion of nuclear facilities insurance in Note 16 to Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

TXU Corp.’s significant accounting policies are discussed in Note 1 to Financial Statements. TXU Corp. follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of TXU Corp.’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered.  The following is a summary of certain critical accounting policies of TXU Corp. that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Derivative Instruments and Mark-to-Market Accounting — TXU Corp. enters into contracts for the purchase and sale of energy-related commodities, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. Under SFAS 133, these instruments are subject to mark-to-market accounting, and the determination of market values for these instruments is based on numerous assumptions and estimation techniques.
Mark-to-market accounting recognizes changes in the fair value of derivative instruments in the financial statements as market prices change. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and delivery point. In computing the mark-to-market valuations, each market segment is separated into liquid and illiquid periods. The liquid period varies by delivery point and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using market modeling techniques that take into account available market information; TXU Corp. generally recognizes losses but not gains due to the modeling risks associated with illiquid periods.

SFAS 133 allows for “normal” purchase or sale elections and hedge accounting designations, which generally eliminates or defers the requirement for mark-to-market recognition in net income and thus reduces the volatility of net income that can result from fluctuations in fair values. These elections and designations are intended to better match the accounting recognition of financial performance with the economic and risk decision-making profile. “Normal” purchases and sales are contracts that provide for physical delivery of quantities expected to be used or sold over a reasonable period in the normal course of business. Derivative contracts held for trading purposes are marked-to-market in net income.

In accounting for cash flow hedges, changes in fair value are recorded in other comprehensive income to the extent the change in value is effective; that is, it mirrors the offsetting change in fair value of the forecasted hedged transaction. Changes in value that represent ineffectiveness of the hedge are recognized in net income immediately, and the effective portion of changes in fair value are initially recorded in other comprehensive income and are recognized in net income when the hedged transactions are recognized. Because TXU Corp.’s generation position is not marked-to-market, management has striven to make elections under SFAS 133 with respect to economic hedges of that position that allow accounting results to be more reflective of the economic position. TXU Corp. continually assesses these elections and under SFAS 133 could dedesignate positions currently accounted for as cash flow hedges, the effect of which could be more volatility of reported earnings as all changes in the fair value of the positions would be included in net income. Also see discussions of the long-term hedging program discussed above under “TXU Energy Holdings Segment Significant Developments.”

The following tables provide the effects on both net income and other comprehensive income of accounting for those derivative instruments that TXU Corp. has determined to be subject to fair value measurement under SFAS 133:

	Year Ended December 31,
	2006	2005	2004

Amounts recognized in net income (after-tax):
Unrealized ineffectiveness net gains (losses) on unsettled positions
accounted for as cash flow hedges	$141	$(24)	$(14)
Reversals of previously recognized unrealized net losses related
to cash flow hedge positions settled in the period	14	7	1
Unrealized net gains (losses) on unsettled positions marked-to-market
in net income	15	21	(19)
Reversals of previously recognized unrealized net losses (gains) related to
marked-to-market positions settled in the period	7	(15)	(40)
Total	$177	$(11)	$(72)

Amounts recognized in other comprehensive income (after-tax):
Net gains (losses) in fair value of unsettled positions accounted for as
cash flow hedges	$568	$(47)	$(75)
Net losses (gains) on cash flow hedge positions recognized in net income
to offset hedged transactions	(15)	77	44
Total	$553	$30	$(31)

The effect of mark-to-market and hedge accounting on the balance sheet is as follows:

	December 31,
	2006	2005
Net derivative asset (liability) related to cash flow hedges	$910	$(164)
Net derivative liability related to interest rate fair value hedges	(85)	(71)
Other derivative assets	9	9
Total net cash flow hedge and other derivative asset (liability)	$834	$(226)

Net commodity contract asset (a)	$69	$36

Long-term debt fair value adjustments ―decrease in carrying value (b)	$(63)	$(44)

Net accumulated other comprehensive gain (loss) included in shareholders’ equity (after-tax amounts)	$411	$(142)
________________________
(a)	Excludes amounts not arising from mark-to-market valuations such as payments and receipts of cash and other consideration associated with commodity hedging and trading activities.
(b)
Includes unamortized net gains of $6 million in 2006 related to settled interest rate swaps designated as fair value hedges. The gain is being amortized to net income as the hedged transactions are recognized.

See discussion above under “TXU Energy Holdings Segment Significant Developments” regarding the long-term hedging program. A significant portion of the positions entered into under this program, which are natural gas-related financial instruments, are accounted for as cash flow hedges of future electricity sales.

Revenue Recognition — TXU Corp.’s revenue includes an estimate for unbilled revenue that represents estimated daily kilowatt-hours (kWh) consumption after the meter read date to the end of the period multiplied by the applicable billing rates. Estimated daily kWh usage is derived using historical kWh usage information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $466 million, $494 million and $422 million at December 31, 2006, 2005 and 2004, respectively.

Accounting for Contingencies— The financial results of TXU Corp. may be affected by judgments and estimates related to loss contingencies. A significant contingency that TXU Corp. accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. Increased customer attrition due to competitive activity and seasonal variations in amounts billed adds to the complexity of the estimation process. Historical results alone are not always indicative of future results causing management to consider potential changes in customer behavior and make judgments about the collectibility of accounts receivable. Bad debt expense totaled $68 million, $56 million and $90 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation contingencies also may require significant judgment in estimating amounts to accrue. During 2004, management assessed the progress and status of matters in litigation and recorded a net $84 million ($55 million after-tax) charge for the anticipated settlement of the shareholders’ litigation initially filed in October 2002 (estimated litigation liability of $150 million less $66 million in pledged reimbursements from insurance carriers). In January 2005, TXU Corp. reached a comprehensive settlement of the shareholders’ litigation, which included a one-time payment to the class members of $150 million. To recognize additional insurance reimbursements related to the settlement, TXU Corp. recorded credits to earnings in 2005 and 2006 of $35 million ($23 million after-tax) and $15 million ($10 million after-tax), respectively.

Accounting for Income Taxes— TXU Corp.’s income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, TXU Corp.’s forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. TXU Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, an adequate reserve has been made for any future taxes that may be owed as a result of any examination.

FIN 48 provides interpretive guidance for accounting for uncertain tax positions, and as discussed in Note 1 to the Financial Statements, TXU Corp. will adopt this new standard January 1, 2007, as required. Also, see Notes 11 and 16 to Financial Statements for discussion of income tax matters.

Impairment of Long-Lived Assets— TXU Corp. evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with SFAS 144. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For TXU Corp.’s baseload generation assets, another possible indication would be an expected long-term decline in natural gas prices. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of TXU Corp.’s property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual plants that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing.

In the second quarter of 2006, TXU Corp. recorded an impairment charge of $198 million ($129 million after-tax) related to its natural gas-fueled generation plants. See Note 6 to Financial Statements for a discussion of the impairment. The estimated impairment was based on numerous assumptions including forecasted production, forward prices of natural gas and electricity, overall generation availability in ERCOT, ERCOT grid congestion and forward heat rates. Because of the highly judgmental nature of key assumptions and potential volatility of market conditions, the adjusted carrying value of the plants does not necessarily represent the amount of proceeds from any transaction to sell the assets, and future additional impairment is possible.

TXU Corp.’s most significant long-lived asset in terms of carrying value is its Comanche Peak nuclear generation facility. The net book value of the facility was $7.4 billion at December 31, 2006. TXU Corp. believes that the net book value of the facility significantly exceeds the estimated current market value. However, in applying the provision of SFAS 144, TXU Corp. estimates that future undiscounted cash flows from the facility significantly exceed net book value. Significant assumptions used in this analysis are forward price curves for natural gas and electricity, market heat rates and production estimates. TXU Corp. has conservatively estimated that a sustained structural decline in natural gas prices of at least 60% from current levels would need to occur before any risk of impairment of the facility would arise, assuming market heat rates remain unchanged.

Depreciation— The depreciable lives of property, plant and equipment are based on management’s estimates/determinations of the assets’ economical useful lives. To the extent that the actual lives differ from these estimates, the amount of period depreciation charges to earnings would be impacted. Consolidated depreciation expense as a percent of average depreciable property carrying value approximated 2.3% for 2006, 2005 and 2004.

Effective January 1, 2005, the estimated depreciable lives of lignite/coal-fueled generation facilities were extended from fifty years to sixty years to better reflect their useful lives.

Effective January 1, 2004, the estimated depreciable lives of lignite/coal-fueled generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating facility were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the facility by an average of five years.

Regulatory Assets— The financial statements at December 31, 2006 and 2005, reflect total regulatory assets of $2.2 billion and $1.9 billion, respectively. These amounts include $1.3 billion and $1.5 billion, respectively, of generation-related regulatory assets recoverable by securitization (transition) bonds as discussed immediately below. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See disclosures in Note 25 to Financial Statements under “Regulatory Assets and Liabilities.”)

Regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of $1.3 billion principal amount of transition bonds by TXU Electric Delivery in accordance with a regulatory financing order (see Note 4 to Financial Statements). As adjusted, the carrying value of the regulatory asset upon final issuance of the bonds in 2004 represented the projected future cash flows to be recovered from REPs by TXU Electric Delivery through revenues as a transition charge to service the principal and fixed rate interest on the bonds. The regulatory asset is being amortized to expense in an amount equal to the transition charge revenues being recognized.

Other regulatory assets that TXU Corp. believes are probable of recovery, but are subject to review and possible disallowance in a future regulatory rate case, totaled $655 million at December 31, 2006. These amounts consist primarily of employee retirement costs (see Note 21 to Financial Statements) and storm-related service recovery costs.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans— TXU Corp. offers pension benefits through either a defined benefit pension plan or a cash balance plan and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing noncontributory defined pension benefits and other postretirement employee benefits (OPEB) are dependent upon numerous factors, assumptions and estimates.

Benefit costs are impacted by actual employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Pension and OPEB costs as determined under applicable accounting rules are summarized in the following table:

	Year Ended December 31,
	2006	2005	2004
Pension costs under SFAS 87	$66	$46	$58
OPEB costs under SFAS 106	81	71	80
Total benefit costs	$147	$117	$138
Less amounts deferred principally as a regulatory asset or property	(84)	(58)	(27)
Net amounts recognized as expense	$63	$59	$111

Detailed information regarding TXU Corp.’s pension and OPEB costs is provided in Note 21 to Financial Statements. Additional information regarding pension and OPEB plans:

•	Pension and OPEB costs increased $30 million to $147 million in 2006 primarily due to a lower discount rate (5.75% in 2006 versus 6.00% in 2005) used to measure pension and OPEB obligations.
•
Pension and OPEB costs decreased $21 million to $117 million in 2005 due primarily to fewer active employees following the 2004 Capgemini outsourcing and TXU Gas disposition transactions and other 2004 restructuring actions. (See Note 8 to Financial Statements.)

•	A curtailment charge of $5 million is included in pension and OPEB costs in 2004 due to the effects of the Capgemini outsourcing and TXU Gas disposition transactions.

In 2006, the assumed discount rate for both the pension and OPEB obligations was 5.75%. The expected rate of return on assets was 8.75% for the pension plan and 8.67% for the OPEB plan.

Sensitivity of these costs to changes in key assumptions is as follows:

Assumption	Increase/(decrease) in 2006 Pension and OPEB Costs
Discount rate - 1% increase	$(42)
Discount rate - 1% decrease	$37
Expected return on assets - 1% increase	$(19)
Expected return on assets - 1% decrease	$19

Regulatory Recovery of Pension and OPEB Costs— In June 2005, an amendment to PURA relating to pension and OPEB costs was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TXU Energy Company’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of TXU Corp.’s business effective January 1, 2002. The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005, TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and OPEB costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval.

Stock-Based Incentive Compensation - Under its shareholder-approved long-term incentive plans, TXU Corp. has provided discretionary awards to qualified management employees in the form of restricted stock and performance units payable in common stock upon vesting. The awards generally vest over a three-year period and the number of shares ultimately earned is based on the performance of TXU Corp.’s stock over the vesting period as compared to the stock price performance of a peer group of companies (index method) or as compared to a combination of the index method and established thresholds of TXU Corp. stock performance. Stock-based compensation expense, which is reported in selling, general and administrative (SG&A) expenses, totaled $27 million, $32 million and $56 million in 2006, 2005 and 2004, respectively. The expense is determined based on the grant date fair value of the awards amortized over the vesting period in accordance with SFAS 123(R). See Note 22 to Financial Statements for additional information.

The determination of the fair value of stock-based compensation awards at grant date is based on a Monte Carlo simulation. The more significant assumptions used in this valuation process are as follows:

•
Expected volatility of the stock price of TXU Corp. and peer group companies - expected volatility is determined based on historical stock price volatilities using daily stock price returns for the three years prior to the grant date.

•	The dividend rate for TXU Corp. and peer group companies based on the observed dividend payments over the twelve months prior to grant date.
•	Risk-free rate during the three year vesting period - the rate used for the April 1, 2006 awards was the interest rate at that date for three-year U.S. Treasury securities, which was 4.83%.
•
Discount for liquidation restrictions - this factor estimates the discount for lack of marketability of vested awards due to the anticipated time for the approval and issuance of the awards, the black-out period immediately after the grant and additional holding requirements imposed on senior executives. This discount is determined based on an estimation of the cost of a protective put at the award date and is calculated using the Black-Scholes option pricing model using expected volatility assumptions based on historical and implied volatility as discussed above and a risk-free rate of return over the option period.

The sensitivity effects of reasonable changes in key assumptions were not significant to the fair value of the 2006 awards.

RESULTS OF OPERATIONS

Results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 3 to Financial Statements regarding discontinued operations).

In the first quarter of 2007, TXU Corp. expects to write-off approximately $60 million ($39 million after-tax) in deferred costs related to previously anticipated transactions that are no longer expected to be completed as a result of the Merger Agreement announced on February 26, 2007. TXU Corp. also expects to record charges in the first quarter of 2007 related to the suspended development of eight coal-fueled generation units, but the amounts are currently not estimable.

In the first quarter of 2007, TXU Corp. expects to a record a “day one” loss of approximately $70 million ($46 million after-tax) associated with a related series of hedging transactions in February 2007. See discussion above under “TXU Energy Holdings Segment Significant Developments”.

TXU Corp. Consolidated

2006 compared to 2005

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $194 million, or 2%, to $10.9 billion in 2006 as shown in the table below:

	Year Ended December 31,
	2006	2005	Increase (Decrease)
TXU Energy Holdings segment:
Retail electricity revenues	$6,953	$6,330	$623
Accrued customer appreciation bonus	(162)	─	(162)
Wholesale electricity revenues	2,278	2,807	(529)
Wholesale balancing activities	(31)	225	(256)
Results of risk management and trading activities	153	(164)	317
Other operating revenues	358	354	4
Total TXU Energy Holdings segment	9,549	9,552	(3)
TXU Electric Delivery segment	2,449	2,394	55
Net intercompany eliminations	(1,142)	(1,284)	142
Total consolidated revenues	$10,856	$10,662	$194

The following discusses the changes in revenue within the TXU Energy Holdings segment:
•
A 10% increase in retail electricity revenues was driven by higher pricing, partially offset by the effect of an 11% decline in retail sales volumes. Higher retail prices reflected increases in natural gas prices that resulted in the regulatory-approved price-to-beat rate increases implemented in May 2005, October 2005 and January 2006. The decline in retail sales volumes reflected a net loss of customers due to competitive activity and lower average consumption per residential and small business customer.

•
A $162 million ($105 million after-tax) charge was recorded in the fourth quarter of 2006 for a special residential customer appreciation bonus. See discussion in Note 7 to Financial Statements for details.

•	The decline in wholesale electricity revenues reflected the reporting of wholesale electricity trading activity on a net basis in 2006 as described in Note 1 to Financial Statements.
•
Wholesale balancing net revenues/purchases are subject to high variability as the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes as measured in 15-minute intervals. See Note 1 to Financial Statements for a discussion regarding reporting of ERCOT balancing activities.

•
The gains arising from risk management and trading activities in 2006 primarily reflect the unrealized effects of changes in natural gas prices and market heat rates on positions in the long-term hedging program implemented in the fourth quarter of 2005, while the losses in 2005 primarily represent realized losses on prior years’ hedging activities.

The 2% revenue increase in the TXU Electric Delivery segment reflected higher transmission and distribution tariffs as well as growth in points of delivery.

The decline in net intercompany sales elimination reflected lower sales by TXU Electric Delivery to REP subsidiaries of TXU Energy Company, while its sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$10,856	100%	$10,662	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	2,784	26	4,261	40
Operating costs	1,373	13	1,425	13
Depreciation and amortization	813	7	764	7
Gross margin	$5,886	54%	$4,212	40%

Gross margin is considered a key operating metric as its changes measure the effect of movements in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver electricity.

Gross margin increased $1.7 billion, or 40%, to $5.9 billion in 2006.

•
The TXU Energy Holdings segment’s gross margin increased $1.7 billion, or 55%, to $4.7 billion. The gross margin increase reflected the regulatory-approved price-to-beat increases and unrealized net gains from cash flow hedge ineffectiveness and mark-to-market valuations of positions in the long-term hedging program.

•	The TXU Electric Delivery segment’s gross margin increased $15 million, or 1%, to $1.2 billion in 2006, driven by higher revenues.

Fuel, purchased power costs and delivery fees declined $1.5 billion, or 35%, to $2.8 billion primarily due to the reporting of wholesale trading activity on a net basis in 2006 as discussed in Note 1 to the Financial Statements.

Operating costs decreased $52 million, or 4%, to $1.4 billion in 2006.

•
TXU Energy Holdings’ operating costs decreased $64 million, or 10%, primarily reflecting lower maintenance costs due to both nuclear generation units having scheduled refueling outages in 2005 compared to one in 2006, as well as lower incentive compensation expense in 2006 and the absence of combustion turbine lease expense in 2006 resulting from the purchase of a lease trust interest in early 2006 (see Note 4 to Financial Statements).

•	TXU Electric Delivery’s operating costs increased $12 million, or 2%, driven by fees paid to third-party transmission entities.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) increased $54 million, or 7%, to $830 million in 2006. The increased expense reflects depreciation related to normal additions and replacements of property and higher expense associated with mining land reclamation activities.

SG&A expenses increased $38 million, or 5%, to $819 million in 2006. The increase reflected:

•	$39 million in costs associated with the new generation development programs, principally salaries and consulting expenses;
•	$17 million in higher fees related to the sale of accounts receivable program due to higher interest rates;
•	$12 million in executive severance costs; and
•	$12 million in higher bad debt expense primarily reflecting higher retail accounts receivable balances due to higher prices,

partially offset by:

•	$20 million in lower stock-based incentive compensation expense due primarily to fewer share awards and lower expense related to a deferred compensation plan;
•	$9 million in lower consulting fees related to various strategic initiatives, including fees in 2005 relating to the TXU Operating System; and
•	$7 million in lower compensation expense resulting from cost reduction initiatives.

Franchise and revenue-based taxes increased $26 million, or 7%, to $390 million reflecting higher state gross receipts taxes due to higher revenues and higher city franchise tax assessments under the TXU Electric Delivery cities rate settlement. See Note 9 to Financial Statements.

Other income totaled $121 million in 2006 and $151 million in 2005. Other deductions totaled $269 million in 2006, which included a $198 million impairment charge related to natural gas-fueled generation plants, and $45 million in 2005. See Note 12 to Financial Statements for detail of other income and deductions.

Interest expense and related charges increased $28 million, or 3%, to $830 million in 2006. The increase reflected $69 million from higher average interest rates (including the effect of interest rate swap transactions), partially offset by $30 million in increased capitalized interest and $11 million due to lower average borrowings.

Income tax expense from continuing operations totaled $1.3 billion in 2006 compared to $632 million in 2005. The effective tax rate was 33.9% in 2006 compared to 26.3% in 2005. The 2006 amount included a charge of $44 million (1.2 percentage point effective tax rate impact) representing an adjustment to net deferred tax liabilities arising from the enactment of the Texas margin tax as described in Note 10 to the Financial Statements. The 2005 amount included $138 million in additional tax benefit (5.7 percentage point effective tax rate impact) related to the TXU Europe write-off as described in Note 11 to the Financial Statements and $29 million benefit (1.2 percentage point effective tax rate impact) related to the release of a tax reserve.

Income from continuing operations (an after-tax measure) increased $690 million, or 39%, to $2.5 billion in 2006.

•
Earnings in the TXU Energy Holdings segment increased $934 million, or 65%, to $2.4 billion driven primarily by improved gross margin partially offset by a charge for the write-down of the natural gas-fueled generation plants.

•
Earnings in the TXU Electric Delivery segment decreased $7 million, or 2%, to $344 million driven by expenses in 2006 related to the cities rate settlement and the InfrastruX Energy Services joint venture.

•	Corporate and Other net expenses totaled $242 million in 2006 and $5 million in 2005. The increase reflected (all amounts after-tax):

o	a $138 million tax benefit in 2005 related to TXU Europe (see Note 11 to Financial Statements);
o	an $85 million increase (to $241 million) in net interest expense related to advances from subsidiaries reflecting higher balances and interest rates;
o	a $17 million gain in 2006 related to a settlement of a telecommunications contract dispute; and
o	$10 million and $23 million of insurance recoveries in 2006 and 2005, respectively, related to the 2005 shareholders’ litigation settlement.

Net pension and other postretirement employee benefit costs reduced income from continuing operations by $41 million in 2006 and $38 million in 2005. See Note 21 to Financial Statements.

Income from discontinued operations (an after-tax measure) totaled $87 million in 2006 and $5 million in 2005. See Note 3 to Financial Statements for details.

Diluted earnings per share of common stock totaled $5.46 in 2006 and $2.50 in 2005.

•
Diluted earnings per share in 2006 reflected a favorable $0.16 per share impact from the repurchase of approximately 18.5 million shares since December 31, 2005. Basic average common shares outstanding decreased 3% to 460 million shares reflecting these share repurchases. Diluted average common shares decreased 4% to 467 million shares. (See Note 2 to Financial Statements.)

•	Diluted earnings per share in 2005 reflect an unfavorable impact associated with the November 2004 accelerated share repurchase program. See Notes 2 and 17 to Financial Statements.

TXU Corp. Consolidated

2005 compared to 2004

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues increased $1.4 billion, or 16%, to $10.7 billion in 2005.

•
Operating revenues in the TXU Energy Holdings segment increased $1.2 billion, or 14%, to $9.6 billion driven by higher retail and wholesale pricing, which was primarily the result of higher natural gas prices. The effect of higher pricing was partially offset by the effect of lower retail sales volumes. Retail sales volumes declined 17% primarily reflecting a net loss of customers to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather.

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

•
Consolidated revenue growth reflected a $128 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings, while its sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue

Operating revenues	$10,662	100%	$9,216	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	4,261	40%	3,755	41%
Operating costs	1,425	13%	1,429	15%
Depreciation and amortization	764	7%	709	8%
Gross margin	$4,212	40%	$3,323	36%

Gross margin increased $889 million, or 27%, to $4.2 billion in 2005.

•
 The TXU Energy Holdings segment’s gross margin increased $831 million, or 38%, to $3.0 billion, driven by higher pricing partially offset by higher per MWh cost of purchased power and gas-fueled generation as well as the effect of lower sales volumes.

•	The TXU Electric Delivery segment’s gross margin increased $80 million, or 7%, to $1.2 billion in 2005, driven by higher operating revenues.

Operating costs were $1.4 billion in both 2005 and 2004.

•
TXU Energy Holdings’ operating costs declined $35 million, or 5%. As discussed below in the business segment analysis, this decline was due to a number of factors, including the absence of $43 million of costs related to activities no longer performed.

•	TXU Electric Delivery’s operating costs rose $28 million, or 4%, driven by increased spending for reliability initiatives and higher property taxes due to increased investments in property.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) increased $16 million, or 2%, to $776 million in 2005. The increase included higher amortization of the regulatory asset associated with securitization bonds (offset in revenues) and higher depreciation due to normal additions of property, largely offset by a change in the carrying value of software assets in connection with the Capgemini outsourcing transaction and the effect of reduced 2005 depreciation rates for lignite/coal-fueled plants due to extending the estimated useful lives.

SG&A expense decreased $310 million, or 28%, to $781 million in 2005. The decline reflected:

•	$93 million resulting from cost reduction initiatives including the Capgemini outsourcing agreement;
•	$52 million in nonrecurring executive compensation costs in 2004;
•	$50 million in reduced incentive compensation expense including $15 million due to a one-time incentive compensation program in wholesale operations in 2004;
•	$42 million in consulting and professional fees in 2004 related to the formulation and execution of strategic initiatives;
•	$34 million in lower bad debt expense as a result of stricter disconnect policies and more focused collection activities; and
•	$15 million in reduced pension and other postretirement benefits primarily due to the effect of Texas legislation enacted in the second quarter of 2005. (See Note 21 to Financial Statements.)

    Other income totaled $151 million in 2005 and $148 million in 2004. Other deductions totaled $45 million in 2005 and $1.2 billion in 2004. The other deductions in 2004 primarily represented charges related to the restructuring actions discussed in Note 8 to Financial Statements. Also see Note 12 to Financial Statements for detail of other income and deductions.

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

•	$75 million tax benefit recorded in the second quarter of 2004 arising from the sale of TXU Fuel Company (TXU Fuel).

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
•
Earnings in the TXU Electric Delivery segment increased $96 million, or 38%, to $351 million driven by higher operating revenues and the impact of 2004 restructuring-related charges and a rate case settlement charge (see Note 8 to Financial Statements).

•	Corporate and other activities resulted in net expenses of $5 million in 2005 compared to $582 million in 2004. The improvement of $577 million reflected (all amounts after-tax):

o	$382 million of debt extinguishment losses due primarily to restructuring-related actions in 2004;
o	$138 million income tax benefit recorded in 2005 related to TXU Europe;
o	$56 million for a litigation accrual in 2004;
o	$52 million pre and after-tax in nonrecurring executive compensation in 2004;
o	$27 million in restructuring-related consulting and professional fees in 2004; and
o	$23 million insurance recovery in 2005 related to the 2005 shareholders litigation settlement,

partially offset by the recognition in 2004 of a $75 million income tax benefit arising from the sale of TXU Fuel.

Net pension and postretirement benefit costs reduced income from continuing operations by $38 million in 2005 and $64 million in 2004. See Note 21 to Financial Statements.

Income from discontinued operations (an after-tax measure) totaled $5 million in 2005 and $378 million in 2004. See Note 3 to Financial Statements for details.

Diluted results per share of common stock were net income of $2.50 in 2005 compared to a net loss of $0.64 in 2004.

•	The 2005 diluted per share results reflect an unfavorable impact associated with the November 2004 accelerated share repurchase program. See Note 17 to Financial Statements.
•
Diluted earnings per share in 2005 reflected the favorable impact of 114 million fewer average shares outstanding in 2005. Basic average common shares outstanding decreased 21% to 476 million shares reflecting the repurchase of 105 million shares in November 2004 under the accelerated share repurchase program and the repurchase of 12 million shares in 2005. (See Notes 2 and 17 to Financial Statements.) Diluted average common shares decreased 19% to 486 million shares.

•
Per share results in 2004 were unfavorably impacted by TXU Corp.’s repurchase of TXU Energy Holdings’ exchangeable preferred membership interests in April 2004 (see Notes 2 and 17 to Financial Statements). For 2004, results per diluted share of common stock equaled results per basic share because of antidilution accounting rules.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2006, 2005 and 2004. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to cash flow hedge accounting. For the 2006 period, this effect totaled $33 million in unrealized net gains, which represented $22 million in net gains on unsettled positions and $11 million in reversals of net losses recognized in prior periods on positions settled in the current period. These positions represent both economic hedging and trading activities.

	December 31,
	2006	2005	2004

Commodity contract net asset (liability) at beginning of period	$(56)	$23	$108

Settlements of positions included in the opening balance (1)	11	(23)	(61)

Unrealized mark-to-market valuations of positions held at end of period (2)	22	32	(29)

Other activity (3)	─	(88)	5

Commodity contract net asset (liability) at end of period	$(23)	$(56)	$23

__________________________
(1)
Represents reversals of unrealized mark-to-market valuations of these positions recognized in net income prior to the beginning of the period, to offset gains and losses realized upon settlement of the positions in the current period.

(2)
Includes gains and losses recorded at contract inception dates. In June 2006, a subsidiary of TXU Corp. entered into a related series of commodity hedge transactions at below-market prices resulting in a $109 million loss at inception date. See Note 18 to Financial Statements.

(3)
These amounts have not been recognized in prior and current year mark-to-market earnings. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received. Activity in 2005 included $75 million of natural gas received related to physical swap transactions and a $12 million charge related to nonperformance by a coal contract counterparty.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges. These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses related to commodity contracts under SFAS 133 is summarized as follows:

	December 31,
	2006	2005	2004

Unrealized gains/(losses) related to contracts marked-to-market	$33	$9	$(90)

Ineffectiveness gains/(losses) related to cash flow hedges (a)	239	(27)	(19)

Total unrealized gains (losses) related to commodity contracts	$272	$(18)	$(109)

__________________________
(a)	See Note 19 to Financial Statements.

These amounts are reported in the “risk management and trading activities” component of revenues.

Maturity Table— Included in the net commodity contract liability above at December 31, 2006, is a net asset of $69 million representing cumulative unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings. More than offsetting this net asset is a net liability of $92 million included in the December 31, 2006 balance sheet that is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including $86 million related to natural gas physical swap transactions. The following table presents the unrealized net commodity contract asset arising from mark-to-market accounting as of December 31, 2006, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net assets (liabilities) at December 31, 2006
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(24)	$6	$33	$4	$19
Prices provided by other
external sources(a)	57	8	(64)	59	60
Prices based on models	(7)	(3)	─	─	(10)
Total	$26	$11	$(31)	$63	$69
Percentage of total fair value	38%	16%	(45)%	91%	100%

(a)  Includes a “day one” loss of $109 million associated with a related series of commodity hedge transactions. See Note 18 to Financial Statements.

The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT generally extend through 2010 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and each component valued separately. Components valued as forward commodity positions are included in the “prices provided by other external sources” category. Components valued as options are included in the “prices based on models” category.

TXU Energy Holdings Segment

Financial Results

	Year Ended December 31,
	2006	2005	2004

Operating revenues	$9,549	$9,552	$8,402

Costs and expenses:

Fuel, purchased power costs and delivery fees	3,928	5,545	5,173

Operating costs	604	668	703

Depreciation and amortization	334	313	350

Selling, general and administrative expenses	571	522	666

Franchise and revenue-based taxes	126	114	117

Other income	(17)	(64)	(110)

Other deductions	215	15	611

Interest income	(202)	(70)	(31)

Interest expense and related charges	388	393	353

Total costs and expenses	5,947	7,436	7,832

Income from continuing operations before income taxes and cumulative
effect of changes in accounting principles	3,602	2,116	570

Income tax expense	1,239	687	162

Income from continuing operations before cumulative effect of changes
in accounting principles	$2,363	$1,429	$408

TXU Energy Holdings Segment

Sales Volume Data

	Year Ended December 31,			Change %	Change %
	2006	2005	2004	2006/2005	2005/2004

Sales volumes:

Retail electricity sales volumes - gigawatt hours (GWh):
Historical service territory:
Residential	25,932	29,239	30,897	(11.3)	(5.4)
Small business (a)	7,753	9,004	10,476	(13.9)	(14.1)
Total historical service territory	33,685	38,243	41,373	(11.9)	(7.6)
Other territories:
Residential	3,663	3,416	3,089	7.2	10.6
Small business (a)	671	674	363	(0.4)	85.7
Total other territories	4,334	4,090	3,452	6.0	18.5
Large business and other customers	14,031	15,843	25,466	(11.4)	(37.8)
Total retail electricity	52,050	58,176	70,291	(10.5)	(17.2)
Wholesale electricity sales volumes	36,931	52,001	48,309	(29.0)	7.6
Net sales (purchases) of balancing electricity
to/from ERCOT(b)	874	4,787	(1,613)	(81.7)	─
Total sales volumes	89,855	114,964	116,987	(21.8)	(1.7)

Average volume (kWh) per retail customer (c):

Residential	15,359	15,825	15,619	(2.9)	1.3
Small business	30,360	32,078	34,095	(5.4)	(5.9)
Large business and other customers	285,277	243,538	351,542	17.1	(30.7)

Weather (service territory average) - percent of normal (d):

Percent of normal:
Cooling degree days	117.6%	107.0%	90.0%
Heating degree days	79.2%	90.0%	90.1%
____________________

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of trading and ERCOT balancing activity in 2006.
(c)	Calculated using average number of customers for period.
(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy Holdings Segment

Customer Count Data

	Year Ended December 31,			Change %	Change %
	2006	2005	2004	2006/2005	2005/2004

Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,624	1,769	1,951	(8.2)	(9.3)
Small business (b)	258	281	309	(8.2)	(9.1)
Total historical service territory	1,882	2,050	2,260	(8.2)	(9.3)

Other territories:
Residential	247	213	194	16.0	9.8
Small business (b)	9	7	6	28.6	16.7
Total other territories	256	220	200	16.4	10.0

Large business and other customers	44	55	76	(20.0)	(27.6)
Total retail electricity customers	2,182	2,325	2,536	(6.2)	(8.3)
____________________

(a)	Based on number of meters.
(b)	Customers with demand of less than 1 MW annually.

TXU Energy Holdings Segment

Revenue and Market Share Data

	Year Ended December 31,			Change %	Change %
	2006	2005	2004	2006/2005	2005/2004
Operating revenues:
Retail electricity revenues:
Historical service territory:
Residential	$3,804	$3,444	$3,164	10.5	8.8
Small business (a)	1,153	1,086	1,103	6.2	(1.5)
Total historical service territory	4,957	4,530	4,267	9.4	6.2

Other territories:
Residential	559	405	298	38.0	35.9
Small business (a)	80	65	34	23.1	91.2
Total other territories	639	470	332	36.0	41.6

Large business and other customers	1,357	1,330	1,771	2.0	(24.9)
Total retail electricity revenues	6,953	6,330	6,370	9.8	(0.6)
Wholesale electricity revenues (b)	2,278	2,807	1,886	(18.8)	48.8
Net sales (purchases) of balancing electricity
to/from ERCOT (b)	(31)	225	(92)	─	─
Net gains (losses) from risk management and trading
activities	153	(164)	(103)	─	(59.2)
Other operating revenues (c)	196	354	341	(44.6)	3.8
Total operating revenues	$9,549	$9,552	$8,402	─	13.7

Risk management and trading activities:
Realized net gains (losses) on settled positions (d)	$(119)	$(146)	$6
Reversal of prior periods’ unrealized net (gains)
losses on positions settled in current period	32	(12)	(59)
Other unrealized net gains (losses), including cash
flow hedge ineffectiveness	240	(6)	(50)
Total net gains (losses)	$153	$(164)	$(103)

Average revenues per MWh:
Residential	$147.43	$117.86	$101.88	25.1	15.7
Small business	$146.39	$118.90	$104.87	23.1	13.4
Large business and other customers	$96.67	$83.96	$69.54	15.1	20.7

Estimated share of ERCOT retail markets (e)(f):
Historical service territory:
Residential	65%	72%	81%
Small business	64%	71%	78%
Total ERCOT:
Residential	37%	39%	44%
Small business	26%	29%	31%
Large business and other customers	14%	20%	33%
____________________

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006.
(c)	Includes a $162 million charge for a special customer appreciation bonus. This charge does not affect the computation of residential average revenues per MWh. See Note 7 to Financial Statements.
(d)
Includes physical commodity trading activity not subject to mark-to-market accounting of $34 million in net losses, $61 million in net gains and $13 million in net gains in 2006, 2005 and 2004, respectively.

(e)	Based on number of meters.
(f)	Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings Segment

Production, Purchased Power and Delivery Cost Data

	Year Ended December 31,			Change %	Change %
	2006	2005	2004	2006/2005	2005/2004
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$85	$78	$82	9.0	(4.9)
Lignite/coal	475	475	506	─	(6.1)
Total baseload fuel	560	553	588	1.3	(6.0)
Natural gas fuel and purchased power	1,787	3,285	2,820	(45.6)	16.5
Other costs	228	281	221	(18.9)	27.1
Fuel and purchased power costs (a)	2,575	4,119	3,629	(37.5)	13.5
Delivery fees (b)	1,353	1,426	1,544	(5.1)	(7.6)
Total	$3,928	$5,545	$5,173	(29.2)	7.2

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:

Nuclear fuel	$4.29	$4.23	$4.31	1.4	(1.9)
Lignite/coal (c)	$12.20	$11.68	$12.96	4.5	(9.9)
Natural gas fuel and purchased power	$62.99	$60.37	$47.88	4.3	26.1

Delivery fee per MWh	$25.71	$24.20	$21.75	6.2	11.3

Production and purchased power volumes (GWh):

Nuclear	19,795	18,371	18,979	7.8	(3.2)
Lignite/coal	43,837	44,005	42,339	(0.4)	3.9
Total baseload generation	63,632	62,376	61,318	2.0	1.7
Natural gas-fueled generation	3,989	3,504	4,726	13.8	(25.9)
Purchased power (a)	24,380	50,920	54,394	(52.1)	(6.4)
Total energy supply	92,001	116,800	120,438	(21.2)	(3.0)
Less line loss and power imbalances	2,146	1,836	3,451	16.9	(46.8)
Net energy supply volumes	89,855	114,964	116,987	(21.8)	(1.7)

Baseload capacity factors (%):

Nuclear	98.8%	91.5%	94.3%	8.0	(3.0)
Lignite/coal	89.1%	89.8%	86.0%	(0.8)	4.4
Total baseload	91.8%	90.3%	88.4%	1.7	2.1
_______________
(a)	See Note 1 to Financial Statements for discussion of reporting of trading and ERCOT balancing activity in 2006.
(b)	Includes delivery fee charges from TXU Electric Delivery that are eliminated in consolidation ($1.144 billion, $1.285 billion and $1.417 billion in 2006, 2005 and 2004, respectively).
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings Segment

2006 Compared to 2005

Operating revenues decreased $3 million to $9.5 billion in 2006.

	Year Ended December 31,
	2006	2005	Increase (Decrease)
Retail electricity revenues	$6,953	$6,330	$623
Accrued customer appreciation bonus	(162)	─	(162)
Wholesale electricity revenues	2,278	2,807	(529)
Wholesale balancing activities	(31)	225	(256)
Results of risk management and trading activities	153	(164)	317
Other operating revenues	358	354	4
Total operating revenues	$9,549	$9,552	$(3)

The 10% increase in retail electricity revenues reflected the following:

•
Higher average pricing contributed $1.3 billion to the revenue increase. Higher retail prices reflected increases in natural gas prices that resulted in the regulatory-approved price-to-beat rate increases implemented in May 2005, October 2005 and January 2006.

•
The effect of higher retail pricing was partially offset by $667 million in lower retail volumes. Total retail sales volumes declined 11%. Residential and small business volumes fell 10% on a net loss of customers due to competitive activity and lower average consumption per customer. The lower consumption reflected customer efficiency measures in response to prices and warmer weather. Large business market sales volumes declined 11% as the effect of fewer customers was partially offset by higher average consumption per customer. A change in large business customer mix reflected a continuing strategy to improve margins.

•
Retail electricity customer counts at December 31, 2006 declined 6% from December 31, 2005. Total residential and small business customer counts in the historical service territory declined 8% and in all combined territories declined 6%.

A $162 million ($105 million after-tax) charge was recorded in the fourth quarter of 2006 for a special residential customer appreciation bonus. See discussion in Note 7 to Financial Statements.

The decline in wholesale electricity revenues reflected the reporting of wholesale electricity trading activity on a net basis in 2006 as described in Note 1 to Financial Statements. This effect was partially offset by higher wholesale sales prices.

Wholesale balancing net revenues/purchases are subject to high variability as the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes as measured in 15-minute intervals. See Note 1 for a discussion regarding the change in reporting of ERCOT balancing activities.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes (principally natural gas). Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Following is an analysis of activities in 2006:

Results associated with the long-term hedging program

•
$205 million in unrealized cash flow hedge ineffectiveness net gains, which includes $209 million in net gains on unsettled positions and $4 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$135 million in unrealized mark-to-market net gains on unsettled economic hedge positions that are not being accounted for as cash flow hedges;
•	$109 million in an unrealized “day one” loss on a related series of commodity price hedges entered into in June 2006 at below-market prices; and
•
$112 million in realized net gains on positions accounted for as cash flow hedges, including the reclassification of $34 million in net gains accumulated in other comprehensive income at December 31, 2005, to offset hedged electricity revenues recognized in the current period.

Results associated with other risk management and trading activities

•
$52 million in realized net losses on positions accounted for as cash flow hedges and primarily entered into in prior years (largely 2003), including the reclassification of $36 million in net losses accumulated in other comprehensive income at December 31, 2005, to offset hedged electricity revenues recognized in the current period;

•
$34 million in unrealized cash flow hedge ineffectiveness net gains, which includes $9 million in net gains on unsettled positions and $25 million in net gains that represent reversals of previously recorded unrealized net losses on positions settled in the current period;

•	$125 million in realized net losses on settlement of economic hedge positions that offset hedged electricity revenues recognized in the current period; and
•	$54 million in realized net losses on settlement of trading positions.

Gross Margin

	Year Ended December 31,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$9,549	100%	$9,552	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	3,928	41	5,545	58
Generation plant operating costs	604	6	668	7
Depreciation and amortization	328	4	309	3
Gross margin	$4,689	49%	$3,030	32%

    Gross margin increased $1.7 billion, or 55%, to $4.7 billion in 2006. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fueled baseload plants, as well as the continued improved productivity of the baseload plants, in an environment of increasing wholesale power prices. The increased wholesale power prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. In addition to higher retail prices, the gross margin increase reflected $231 million in unrealized net gains from cash flow hedge ineffectiveness and mark-to-market valuations of positions in the long-term hedging program. An 8% increase in production volumes at the nuclear generation plant also contributed to higher gross margin as this generation represents the lowest marginal cost of electricity to supply retail and wholesale customers. The gross margin performance was tempered by the effects of lower retail sales volumes and the effect of the customer appreciation bonus accrual.

Gross margin as a percent of revenues increased 17 percentage points to 49%. The improvement reflected the following estimated effects:

•	higher pricing, as the average retail sales price per MWh rose 23% and the average wholesale sales price per MWh rose 17% (10 percentage point margin increase);
•	the effect of reporting wholesale electricity trading activity on a net basis (6 percentage point margin increase);
•	the effect of unrealized cash flow hedge ineffectiveness and mark-to-market net gains related to the long-term hedge program (1 percentage point margin increase);
•	the combined effect of increased nuclear generation production volumes and less need for purchased electricity volumes (2 percentage point margin increase),

partially offset by:

•	lower retail sales volumes (2 percentage point margin decrease); and
•	customer appreciation bonus (1 percentage point margin decrease).

Fuel, purchased power costs and delivery fees declined $1.6 billion, or 29%, to $3.9 billion reflecting the reporting of wholesale trading activity on a net basis in 2006 as discussed in Note 1 to the Financial Statements and the favorable impact of higher nuclear generation volumes to meet sales demand, partially offset by the effect of higher average prices of purchased electricity.

Operating costs decreased $64 million, or 10%, to $604 million in 2006. The decrease reflected:

•	$49 million in lower maintenance costs due to both nuclear generation units having scheduled refueling outages in 2005 compared to one in 2006, and reduced other maintenance activity;
•	$9 million in lower incentive compensation expense; and
•	the absence of $10 million in combustion turbine lease expense in 2006 resulting from the purchase of a lease trust interest in early 2006 (see Note 4 to Financial Statements),

partially offset by $8 million in net severance and early retirement costs associated with generation outsourcing services agreements entered into in early 2006.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) increased $21 million, or 7%, to $334 million reflecting higher costs associated with mining land reclamation activities and increased amortization of intangible software assets, partially offset by $7 million in lower depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006.

SG&A expenses increased by $49 million, or 9%, to $571 million in 2006. The increase reflected:

•	$39 million in costs associated with the new generation development programs, principally salaries and consulting expenses;
•
$14 million in higher bad debt expense reflecting higher retail accounts receivable balances due to higher prices and the effect of a temporary regulatory-mandated deferred payment arrangement and disconnect moratorium applicable to certain retail customers;

•	$14 million in higher fees related to the sale of accounts receivable program due to higher interest rates; and
•	$6 million in executive severance expense (including amounts allocated from TXU Corp.),

    partially offset by:

•	$8 million in lower consulting fees primarily reflecting expenses in 2005 for the development and implementation of the TXU Operating System to improve productivity;
•	$7 million in lower stock-based incentive compensation and deferred compensation expenses; and
•	$7 million in lower salaries resulting from cost reduction initiatives in late 2005.

Franchise and revenue-based taxes increased $12 million, or 11%, to $126 million reflecting higher state gross receipts taxes due to higher revenues.

Other income totaled $17 million in 2006 and $64 million in 2005. The 2006 amount includes $11 million in gains on the sale of undeveloped land and a $2 million insurance recovery related to a generation plant outage in 2001.

The 2005 amount included:

•	$33 million in gains on the sale of undeveloped land and mining land;
•	an $8 million insurance recovery related to a generation plant fire in 2002;
•	a $7 million gain on the sale of an investment in an out-of-state electricity transmission project;
•	a $4 million gain in connection with a customer’s termination of an electricity services contract; and
•	a $2 million gain on the sale of surplus equipment.

Other deductions totaled $215 million in 2006 and $15 million in 2005. The 2006 amount includes:

•	a $198 million charge related to the write-down of the natural gas-fueled generation plants to fair value (see Note 6 to Financial Statements);
•	$10 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini;
•	$6 million of litigation-related charges; and
•	a $5 million charge for the termination of an equipment purchase agreement,

    partially offset by a $12 million credit related to the favorable settlement of a counterparty default under a coal contract (as noted below, the original charge related to the default was recorded in this line item).

The 2005 amount includes:

•	a $12 million charge related to a counterparty default under a coal contract;
•	$12 million in transition costs associated with the Capgemini outsourcing agreement;
•	$7 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini;
•	$6 million in accretion expense related to a lease liability for combustion turbines no longer operated for TXU Energy Holdings’ benefit;
•
a $16 million net credit from a reduction in the combustion turbine lease liability due to a change in estimated sublease proceeds. As the original charge associated with this liability was reported in this line item, the related credit was similarly reported; and

•	the release of a previously recorded $6 million reserve for restoration of a site that is now expected to be used in generation plant development.

Interest income increased by $132 million to $202 million in 2006 reflecting $91 million due to higher average advances to affiliates and $41 million due to higher average rates.

Interest expense and related charges decreased by $5 million, or 1%, to $388 million in 2006. The decrease reflects $29 million of higher capitalized interest, partially offset by higher average interest rates of $24 million.

Income tax expense on income from continuing operations totaled $1.2 billion in 2006 compared to $687 million in 2005. The effective tax rate was 34.4% in 2006 compared to 32.5% in 2005. The 2006 amount included a charge of $44 million (a 1.2 percentage point effective tax rate impact) representing an adjustment to deferred tax liabilities arising from the enactment of the Texas margin tax as described in Note 10 to the Financial Statements. The 2005 amount reflected a benefit of $29 million representing a tax reserve adjustment (1.4 percentage point effective tax rate impact) and a charge of $10 million (a 0.5 percentage point effective tax rate impact) related to the settlement of the IRS audit for the 1994 to 1996 years.

Income from continuing operations increased $934 million, or 65%, to $2.4 billion in 2006 driven by improved gross margin and higher interest income, partially offset by the charge for the write-down of the natural gas-fueled generation plants and expenses related to the new generation development program.

TXU Energy Holdings Segment

2005 Compared to 2004

Operating revenues increased $1.2 billion, or 14%, to $9.6 billion in 2005. Retail electricity revenues decreased $40 million, or 1%, to $6.3 billion.

•
The retail revenue decline reflected a $1.1 billion decrease attributable to a 17% drop in sales volumes, primarily reflecting a net loss of customers due to competitive activity, particularly in the large business market, partially offset by the effect of warmer weather. A total volume decline of 38% in the large business market also reflected a strategy to improve margins. Total residential and small business volumes fell 6%, driven by competitive activity and stricter disconnect policies and more focused collection activities, partially offset by the effect of increased consumption by residential customers due to warmer weather.

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

ERCOT balancing activities resulted in net sales of $225 million in 2005 and net purchases of $92 million in 2004. See Note 1 for a discussion regarding the change in reporting of ERCOT balancing activities.

The increase in other revenues of $12 million primarily reflected higher retail (business customers) natural gas revenues due to increased prices, partially offset by the effect of no longer providing customer care support to TXU Gas after the first half of 2004 and the sale of TXU Fuel in June 2004.

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

•	$79 million in net realized gains on settlement of commodity trading positions largely entered into in 2005 and relating primarily to natural gas; and
•	$31 million of unrealized ineffectiveness losses relating to cash flow hedges principally related to the long-term hedging program.

Gross Margin

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue

Operating revenues	$9,552	100%	$8,402	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	5,545	58%	5,173	62%
Generation plant operating costs	668	7%	703	8%
Depreciation and amortization	309	3%	327	4%
Gross margin	$3,030	32%	$2,199	26%

Gross margin increased $831 million, or 38%, to $3.0 billion in 2005. This growth primarily reflected the relatively low fuel costs of TXU Energy Holdings’ nuclear and lignite/coal-fueled baseload plants, as well as the continued improved productivity of the baseload plants, in an environment of increasing wholesale power prices. The increased wholesale power prices were driven by rising natural gas prices. Retail prices, including price-to-beat rates, were increased in response to higher wholesale prices. The gross margin performance was mitigated by the effect of lower retail sales volumes.

Gross margin as a percent of revenues increased 6 percentage points to 32%. The improvement reflected:

•	higher pricing, as the average retail sales price per MWh rose 20%, and the average wholesale sales price per MWh rose 38% (15 percentage point margin increase),

    partially offset by:

•	higher purchased power costs driven by a 26% increase in average purchased power prices (5 percentage point margin decrease); and
•	a 17% decrease in retail sales volumes (4 percentage point margin decrease).

Operating costs decreased $35 million, or 5%, to $668 million in 2005. The decline reflected:

•	$30 million in lower benefits expense including $13 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs);
•	the absence of $18 million of costs associated with 9 combustion turbine units no longer operated for TXU Energy Holdings’ benefit;
•	a $17 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004; and
•	the absence of $8 million of costs associated with the TXU Fuel business sold in June 2004,

partially offset by:

•	$25 million in higher maintenance costs associated with planned nuclear unit outages in 2005, reflecting two outages in 2005 and one outage in 2004; and
•	$15 million in supplier credits recorded in 2004.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $37 million, or 11%, to $313 million. The decline included $19 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction. The decrease also reflected a $13 million effect of reduced 2005 depreciation rates for lignite/coal-fueled plants due to extending the estimated useful lives.

SG&A expenses decreased by $144 million, or 22%, to $522 million in 2005. The decline reflected:

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
•
an $11 million net decrease in employee retirement-related expenses primarily due to the assumption by TXU Electric Delivery of pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002 (see Note 21 to Financial Statements),

partially offset by $14 million in higher consulting expense primarily related to development and implementation of the TXU Operating System to improve efficiency of generation plant and mining operations.

Other income totaled $64 million in 2005 and $110 million in 2004. Other income in 2005 included:

•	$33 million in gains on the sale of undeveloped land and mining land;
•	an $8 million insurance reimbursement related to a generation plant fire in 2002;
•	a $7 million gain on the sale of an investment in an out-of-state electricity transmission project;
•	$4 million in connection with the termination of a power services contract; and
•	$2 million gain on the sale of surplus equipment.

Other income in 2004 included:

•
$88 million in amortization of the gain on the 2002 sale of two generation plants including $58 million of the remaining unamortized gain recognized as a result of the termination of a related power purchase and tolling agreement; and

•	a $19 million gain on sale of undeveloped land.

Other deductions totaled $15 million in 2005 and $611 million in 2004. The 2005 amount includes:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;
•	$12 million in transition costs associated with the Capgemini outsourcing agreement;
•	$7 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;
•	$6 million in accretion expense related to the 2004 impairment of a lease for gas-fueled combustion turbines no longer operated for TXU Energy Holdings’ benefit;
•
a $16 million net credit adjusting the impairment loss on the leased gas-fueled combustion turbines to reflect actual sub-lease proceeds under the terms of a third-party contract entered into in 2005; and

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

TXU Electric Delivery Segment

Financial Results

	Year Ended December 31,
	2006	2005	2004

Operating revenues	$2,449	$2,394	$2,226

Costs and expenses:

Operating costs	770	758	730

Depreciation and amortization	476	446	389

Selling, general and administrative expenses	177	201	219

Franchise and revenue-based taxes	262	247	248

Other income	(2)	(4)	(7)

Other deductions	24	11	52

Interest income	(58)	(59)	(56)

Interest expense and related charges	286	269	280

Total costs and expenses	1,935	1,869	1,855

Income before income taxes, extraordinary gain and cumulative effect of change in accounting principle	514	525	371

Income tax expense	170	174	116

Income before extraordinary gain and cumulative effect of change in accounting principle	$344	$351	$255

TXU Electric Delivery Segment

Operating Data

	Year Ended December 31,
	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
Operating statistics - volumes:
Electric energy delivered (GWh)	107,098	106,780	101,928	0.3	4.8

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	79.09	76.79	75.51	3.0	1.7
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.17	1.17	1.10	―	6.4
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.54	65.60	68.75	3.0	(4.6)

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters) (b)	3,056	3,013	2,971	1.4	1.4

Operating Revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Company)	$1,137	$1,276	$1,418	(10.9)	(10.0)
Nonaffiliated	1,046	879	590	19.0	49.0
Total distribution revenues	2,183	2,155	2,008	1.3	7.3
Third-party transmission revenues	236	213	192	10.8	10.9
Other miscellaneous revenues	30	26	26	15.4	─
Total operating revenues	$2,449	$2,394	$2,226	2.3	7.5
__________________________

(a)
SAIDI is the average number of electric service outage minutes per customer in a year. SAIFI is the average number of electric service interruptions per customer in a year. CAIDI is the average duration in minutes of interruptions to electric service in a year. The statistics presented are based on the preceding twelve months’ data.

(b)
Includes lighting sites, primarily guard lights, for which TXU Energy Company is the REP but are not included in TXU Energy Company’s customer count. Such sites totaled 82,337, 86,495 and 95,252 at December 31, 2006, 2005 and 2004, respectively.

(c)
Includes transition charges associated with the issuance of securitization bonds totaling $151 million, $152 million and $106 million for the years ended December 31, 2006, 2005 and 2004, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

TXU Electric Delivery Segment

TXU Electric Delivery’s future results are expected to be impacted by the effects of the cities rate settlement described in Note 9 to the Financial Statements. Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $18 million has been recognized in the 2006 period.

TXU Electric Delivery’s future results are also expected to be impacted by additional transition costs associated with the InfrastruX Energy Services joint venture totaling an estimated $12 million expected to be expensed in the first half of 2007.

2006 compared to 2005

Operating revenues increased $55 million, or 2%, to $2.4 billion in 2006. Delivered volumes rose less than 1%. The revenue increase reflected:

•	$24 million in higher transmission revenues primarily due to rate increases approved in 2005 and 2006 to recover ongoing investment in the transmission system;
•	an estimated $16 million due to growth in points of delivery; and
•	$9 million from increased distribution tariffs to recover higher transmission costs.

    The effect of warmer weather on electricity consumption was largely offset by end-user efficiency measures in response to higher prices and warmer weather.

Gross Margin
	Year Ended December 31,
	2006	% of Revenue	2005	% of Revenue

Operating revenues	$2,449	100%	$2,394	100%
Costs and expenses:
Transmission and distribution system operating costs	770	31%	758	32%
Depreciation and amortization	474	20%	446	18%
Gross margin	$1,205	49%	$1,190	50%

Operating costs rose $12 million, or 2%, to $770 million in 2006. The increase reflected $19 million in increased fees paid to third party transmission entities, partially offset by $6 million due to increased labor capitalization rates and timing of expenses related to advanced meter installations.

Depreciation and amortization (essentially all of which related to the delivery system as shown in the gross margin table above) increased $30 million, or 7%, to $476 million in 2006. The increase reflected $23 million in depreciation related to normal additions and replacements of property, plant and equipment and a $4 million adjustment related to capitalized software costs.

SG&A expenses decreased $24 million, or 12%, to $177 million in 2006. The decrease reflected:

•	$8 million in lower incentive compensation expense;
•	$4 million in decreased employee benefits expense;
•	$3 million in lower bad debt expense;
•	$3 million in lower legal and consulting fees; and
•	$3 million in lower research and development costs.

    partially offset by, $3 million in higher sale of receivables program fees driven by higher interest rates.

Franchise and revenue-based taxes increased $15 million, or 6%, to $262 million in 2006. The increase was driven by higher delivered volumes in the period to which the tax applies and also includes $5 million in higher franchise fees under the cities rate settlement. See Note 9 to Financial Statements.

Other deductions totaled $24 million in 2006 and $11 million in 2005. The 2006 amount includes:

•	$13 million in costs as a result of the cities rate settlement (See Note 9 to Financial Statements);
•	$7 million in transition costs related to the InfrastruX Energy Services joint venture; and
•	$4 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini.

The 2005 amount included:

•	$3 million in costs associated with transitioning the outsourced activities to Capgemini;
•	$3 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini; and
•	$2 million of severance-related charges related to the 2004 restructuring actions.

Interest expense increased $17 million, or 6%, to $286 million in 2006 due to higher average balances of commercial paper outstanding.

Income tax expense totaled $170 million in 2006 compared to $174 million in 2005. The effective tax rate was comparable at 33.1% for both 2006 and 2005.

Net income decreased $7 million, or 2%, to $344 million driven by costs associated with the cities rate settlement and expenses related to the InfrastruX Energy Services agreement.

TXU Electric Delivery Segment

2005 compared to 2004

Operating revenues increased $168 million, or 8%, to $2.4 billion in 2005. This change reflected:

•	$46 million in higher transition charges associated with the issuance of securitization bonds in June 2004 (offset in total by higher amortization of the related regulatory asset as discussed below);
•	approximately $30 million related to warmer summer weather;
•	$22 million from continued implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);
•	$21 million in base growth reflecting an increase in points of delivery;
•	$21 million from increased distribution tariffs to recover higher transmission costs; and
•	$21 million in increased transmission revenues due to rate increases approved in 2005 and 2004 and higher volumes.

Gross Margin

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue

Operating revenues	$2,394	100%	$2,226	100%
Costs and expenses:
Transmission and distribution system operating costs	758	32%	730	33%
Depreciation and amortization	446	18%	386	17%
Gross margin	$1,190	50%	$1,110	50%

Gross margin increased $80 million, or 7%, to $1.2 billion in 2005. The increase was driven by higher operating revenues.

Operating costs rose $28 million, or 4%, to $758 million. This increase reflected:

•	$13 million in increased spending for system reliability initiatives;
•	$7 million in higher property taxes primarily due to increased investments in property;
•	$4 million in increased metering expenses due to increased labor costs to accommodate increased consumer requested activities;
•	$3 million in increased third-party transmission costs due to increased rates; and
•	$3 million in higher transportation expense due to an increase in fuel and lease costs,

    partially offset by:

•	$4 million in decreased employee benefits costs, reflecting lower health care costs due to plan changes; and
•	$4 million in reduced pension and OPEB costs. This reduction reflects an amendment to PURA as discussed in Note 21 to Financial Statements.

Depreciation and amortization (consisting almost entirely of amounts shown in the gross margin table above) increased $57 million, or 15%, to $446 million in 2005. The increase reflected $46 million in higher amortization of regulatory assets associated with the issuance of transition bonds (offsetting the same amount of revenue increase) and $14 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $3 million decline reflecting the July 2004 transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

SG&A expense decreased $18 million, or 8%, to $201 million in 2005. The decline included:

•	$16 million from cost reduction initiatives including the effects of the Capgemini agreement;
•	$5 million in decreased employee benefits, reflecting lower health care costs due to plan changes; and
•	$2 million in reduced pension and OPEB costs, as a result of the amendment to PURA,

partially offset by $3 million higher bad debt expense largely resulting from the establishment of an allowance for uncollectible accounts based on a credit-scoring methodology applied to outstanding REP accounts receivable.

Other deductions totaled $11 million in 2005 and $52 million in 2004. The 2005 amount included:

•	$3 million in costs associated with transitioning the outsourced activities to Capgemini;
•	$3 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini, and
•	$2 million of severance-related charges resulting from the 2004 restructuring actions.

The 2004 amount included:

•	a $21 million charge for estimated settlement payments arising from the 2004 cities rate settlement;
•	$20 million of severance-related charges in connection with the Capgemini outsourcing transaction and other TXU Corp. restructuring actions; and
•	$8 million related to transitioning the outsourced activities to Capgemini, including asset write-downs and other unusual charges.

Interest expense decreased $11 million, or 4%, to $269 million in 2005. The decrease includes $9 million from the impact of lower average interest rates and $2 million due to an increase in allowance for funds used during construction (capitalized interest) on higher construction expenditures.

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

COMPREHENSIVE INCOME - Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Year Ended December 31,
	2006	2005	2004

Net increase (decrease) in fair value of cash flow hedges (all commodity)
held at end of period	$568	$(47)	$(75)
Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	(23)	64	21
Financing - interest rate swaps (a)	8	13	23
	(15)	77	44
Total income (loss) effect of cash flow hedges reported in other comprehensive
from continuing operations	$553	$30	$(31)
______________

(a)	Represents recognition of net losses on settled swaps.

TXU Corp. has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 19 to Financial Statements.

See discussion in Note 21 to Financial Statements regarding the minimum pension liability adjustments reported in other comprehensive income.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows— Cash flows provided by operating activities in 2006 increased $2.2 billion, or 77%, to $4.9 billion. The improvement reflected:
•	higher operating earnings after taking into account noncash items such as deferred federal income taxes, unrealized mark-to-market valuations and the generation plant impairment charge;
•	a favorable change of $503 million in net margin deposits, primarily reflecting amounts received from counterparties related to natural gas positions in the long-term hedging program; and
•
a favorable change of $293 million in working capital (accounts receivable, accounts payable and inventories) driven by higher wholesale natural gas and electricity receivables in 2005 due to higher prices in the fourth quarter of 2005.

Cash flows provided by operating activities in 2005 increased $1.0 billion, or 59%, to $2.8 billion. The increase was driven by higher earnings.

Cash flows used in financing activities were $2.3 billion in 2006, $1.6 billion in 2005 and $6.5 billion in 2004. The drivers of the $769 million increase in cash used in finance activities from 2005 to 2006 and the $5.0 billion decrease in cash used in financing activities from 2004 to 2005 are summarized in the table below:

	Year Ended December 31,
	2006	2005	2004

Cash used in financing activities:
Net issuances and (repayments) of borrowings, including premiums
and discounts	$(777)	$356	$155
Net repurchases of common stock	(832)	(1,054)	(4,575)
Repurchase of preference stock	─	(300)	─
Repurchase of preferred securities of subsidiaries	─	(38)	(75)
Repurchase of exchangeable preferred membership interests	─	─	(1,852)
Payment of common stock dividends	(764)	(544)	(150)
Payment of preference stock dividends	─	(11)	(22)
Excess tax benefit on stock-based compensation	41	28	─
Total	$(2,332)	$(1,563)	$(6,519)

Investing activities used cash flows of $2.7 billion in 2006, $1.0 billion in 2005 and provided cash flows of $4.3 billion in 2004. The table below details the business activities impacting investing cash flows.

	Year Ended December 31,
	2006	2005	2004

Cash provided by (used in) investing activities:
Capital expenditures, including nuclear fuel	$(2,297)	$(1,104)	$(999)
Sale of TXU Australia	─	─	1,885
Disposition of TXU Gas	─	─	1,905
Sale of TXU Fuel	─	─	500
Sale of telecommunications business	─	─	524
Purchase of lease trust	(69)	─	─
Deposit of proceeds from pollution control revenue bonds with trustee	(240)	─	─
Proceeds from sale of assets	20	77	27
Return of investment in trust to support a credit facility	─	─	525
Investment in unconsolidated affiliate	(15)	─	─
Net investments in nuclear decommissioning trust fund securities	(16)	(15)	(15)
Costs to remove retired property	(40)	(44)	(40)
Other	(7)	48	(32)
Total	$(2,664)	$(1,038)	$4,280

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $63 million, $60 million and $66 million for 2006, 2005 and 2004, respectively. This difference represents amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice.

Capital Allocation — TXU Corp. expects to incur the following capital expenditures and distributions in 2007 in accordance with its capital allocation model:

•	$770 million for increased investment in TXU Electric Delivery’s transmission and distribution infrastructure;
•	$2.1 billion for investments in the generation activities, including $1.3 billion for construction of one generation unit at Sandow and two generation units at Oak Grove; and
•	pay regular cash dividends at levels authorized by the board of directors, which currently is in the amount of $1.73 per share annually.

TXU Corp. may be restricted in applying its current capital allocation model by virtue of the terms of the Merger Agreement. In particular, TXU Corp. may be required to obtain consent to make certain capital expenditures or to pay quarterly dividends in excess of 43.25 cents per share.

Long-term Debt Activity — During 2006, TXU Corp. reacquired or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

Repayments and Repurchases
TXU Corp.:
Senior notes	$733
Equity-linked senior notes	179
Other long-term debt	10

TXU Energy Company:
Pollution control revenue bonds	259
Senior notes	400
Other long-term debt	5

TXU Electric Delivery:
Transition bonds	93

US Holdings	12

Total	$1,691

Issuances in 2006 totaled $243 million in pollution control revenue bonds at TXU Energy Company. Scheduled principal payments in 2007 total $485 million.

Interest rate swaps related to $300 million and $1.8 billion principal amount of debt were dedesignated as fair value hedges in December 2006 and January 2007, respectively. Offsetting swap positions were entered into, and both the original swaps and offsetting positions are subsequently being marked-to-market in net income.

See Note 15 to Financial Statements for further detail of long-term debt and other financing arrangements.

Credit Facilities — At February 28, 2007, subsidiaries of TXU Corp. had access to credit facilities totaling $6.5 billion of which $4.4 billion was unused. A $1.5 billion facility maturing in May 2007 will be terminated on March 1, 2007. TXU Corp. has entered into a commitment agreement for replacement of the facility with a new 364-day facility on terms comparable to the existing facilities and expects to execute a new $1.5 billion credit facility under this commitment in March 2007. Available facilities at February 28, 2007 declined $900 million from year-end 2006 primarily due to borrowings to repay maturing commercial paper as rating agency actions reduced TXU Corp.’s ability to reissue these borrowings (see discussion below under “Credit Ratings”).

Registered Financing Arrangements —TXU Corp. currently has an effective shelf registration statement on file with the SEC for issuances of up to $2.0 billion of equity securities, equity-linked debt securities, debt securities and/or preferred securities of subsidiary trusts.

Capitalization — The capitalization ratios of TXU Corp. at December 31, 2006, consisted of 83.2% long-term debt, less amounts due currently, and 16.8% common stock equity. Total debt to capitalization, including short-term debt, was 85.5% and 96.6% at December 31, 2006 and 2005, respectively.

Financing of Investments in New Generation Facilities and Cleaner Coal-fueled Generation Technologies— Funding of these initiatives is expected to be sourced from the issuance of debt and cash flows from operations.

    Pension Protection Act— In August 2006, the Pension Protection Act of 2006 (the Act) was signed into law. The Act which will be phased in over the next few years is expected to increase pension plan funding and require additional plan disclosures in regulatory filings and to plan participants. Pension funding for TXU Corp. is expected to total $126 million in 2007 and $94 million in 2008, including the effects of the Act. Contributions to the pension plan in 2006 totaled $4 million.

Income Tax Payments - Excluding the effects of any potential transactions or audit settlements with the IRS, federal income tax payments in 2007 are estimated to total approximately $505 million. Federal income tax payments totaled $220 million in 2006.

Short-term Borrowings— At February 28, 2007, subsidiaries of TXU Corp. had $1.4 billion of commercial paper outstanding and $1.1 billion of bank borrowings under credit facilities, both of which fund short-term liquidity requirements.

Dividends - On November 3, 2006, the TXU Corp. Board of Directors declared a common stock dividend in the amount of 43.25 cents per share, an increase of 5% over the previous quarter, payable on January 2, 2007 to shareholders of record as of December 1, 2006. The increase sets the common stock dividend at an annual rate of $1.73 per share. On February 15, 2007, TXU Corp.’s board of directors declared a common stock dividend of 43.25 cents per share that will be payable April 2, 2007 to shareholders of record as of March 2, 2007. The dividend rate and annual dividend growth rate will be subject to regular review by TXU Corp.’s Board of Directors and may be changed at any time based upon a number of factors, particularly those factors discussed above under “Risk Factors”.

Under the terms of the Merger Agreement, TXU Corp. cannot declare or pay common stock dividends, except for regular quarterly dividends paid to holders of TXU Corp. common stock in an amount not to exceed 43.25 cents per share per quarter, with record dates of or no earlier than, March 2, 2007; June 1, 2007; September 1, 2007; December 1, 2007; March 1, 2008 and June 1, 2008, respectively. In addition, the Merger Agreement provides that no quarterly dividend will be declared with respect to the quarter in which the proposed merger is consummated unless the merger is consummated after the record date for that quarter.

    Common Stock Repurchases — In November 2005, the TXU Corp. Board of Directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. In November 2006, the TXU Corp. Board of Directors extended this authority to the end of 2007. In addition, in November 2006, the TXU Corp. Board of Directors authorized the repurchase of up to an additional 20 million shares of common stock through the end of 2007. As of February 16, 2007, 31 million shares of the 54 million shares authorized have been repurchased.  Under the terms of the Merger Agreement, TXU Corp. and its subsidiaries generally cannot, without the prior written consent of Merger Sub Parent, purchase or otherwise acquire any of TXU Corp.'s shares of common stock.

Sales of Accounts Receivable— Subsidiaries of TXU Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $627 million and $671 million at December 31, 2006 and 2005, respectively. See Note 13 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Liquidity Effects of Risk Management and Trading Activities— As of December 31, 2006, subsidiaries of TXU Corp. have received/posted cash and letters of credit for margin requirements, miscellaneous credit support or as otherwise required by a counterparty as follows:

•	$672 million in cash has been received related to daily margin settled transactions primarily associated with positions in the long-term hedging program;
•	$9 million in cash has been received from counterparties as collateral;
•	$7 million in cash has been posted with counterparties as collateral; and
•	$455 million in letters of credit have been posted with counterparties as collateral.

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

Commodity transactions typically require the posting of collateral to support potential future payment obligations if the forward price of the underlying commodity moves such that the hedging instrument is out-of-the-money to the holder. Subsidiaries of TXU Corp. have used cash and letters of credit to satisfy their collateral obligations. Considering the current and expected scale of the long-term hedging program and the desire to reduce the potential effect on liquidity of collateral postings, TXU DevCo’s hedging transactions are supported with a first-lien security interest in the assets of TXU Big Brown Company LP (Big Brown Lien) consisting of two existing lignite/coal-fueled generation units.

With respect to positions under the long-term hedging program as of February 28, 2007, for each $1.00 per MMBtu increase in natural gas prices, TXU Corp.’s liquidity could be reduced by approximately $1.3 billion in collateral and/or financial margining. Transactions requiring daily margining account for approximately 48% of the positions in the long-term hedging program and are generally met by cash postings. For the remainder, collateral settlements are being met by a combination of the Big Brown Lien, letters of credit and cash postings as required periodically by counterparties.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2006, TXU Corp.’s subsidiaries were in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of February 28, 2007 are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Energy Company
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB+	BB+	BBB-	BBB-
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the Merger Agreement announced on February 26, 2007. Fitch also placed all of these ratings on Rating Watch Negative. Further, due to the announcement of the proposed merger, Moody’s has placed all these ratings on review for possible downgrade and S&P has placed all these ratings on CreditWatch negative. Moody’s, S&P’s and Fitch’s rating of  TXU Corp.’s senior unsecured debt and S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt are one notch below investment grade.

    Commercial paper issued by TXU Energy Company and TXU Electric Delivery is rated P2 by Moody’s and F3 by Fitch and has not been rated by S&P. The Fitch rating reflects a one-notch downgrade in late February 2007.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TXU Energy Company has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building. In the event of a downgrade of TXU Energy Company’s credit rating to below investment grade, either a guarantee from an investment grade entity or a letter of credit of $148 million at December 31, 2006 would need to be provided within 30 days of any such rating decline.

Under the terms of a rail car lease with $51 million in remaining lease payments (principal amount as of December 31, 2006), if TXU Energy Company’s credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Company could be required to sell the interest in the lease, assign the lease to a new obligor that is investment grade, post a letter of credit or defease the lease.

TXU Energy Company has entered into certain commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Company to post collateral in the event that its credit rating falls below investment grade. Based on its commodity contract positions at December 31, 2006, in the event TXU Energy Company were downgraded to one level below investment grade by specified rating agencies, counterparties would have the option as specified in the contracts, based on reduced credit thresholds, to request TXU Energy Company to post up to $65 million in additional collateral requirements.  Should TXU Energy Company be downgraded two levels below investment grade, counterparties would have the option to request additional collateral of up to approximately $31 million. The amount TXU Energy Company could be required to post under these transactions depends in part on the value of the contracts at the time of any downgrade.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under these rules, if TXU Energy Company’s credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Company has the contractual obligation and could be required to post collateral of approximately $33 million as of December 31, 2006.

The adverse liquidity effect in the event of a downgrade of TXU Energy Company’s credit rating to one level below investment grade as discussed above totals $297 million at December 31, 2006. There could be an additional $31 million (totaling $328 million) adverse liquidity effect in the event of a downgrade to two levels below investment grade as discussed above.

Other arrangements of TXU Corp. and its subsidiaries, including credit facilities, the sale of receivables program and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Company or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Company or any subsidiary thereof may cause the maturity of outstanding balances ($642 million at December 31, 2006) under such facility to be accelerated as to TXU Energy Company but not as to TXU Electric Delivery. Also, under these credit facilities, a default by TXU Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances (none as of December 31, 2006) under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Company.

In addition, a default by TXU Energy Company or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross-default under its 364-day credit facility totaling $1.5 billion and may cause the maturity of outstanding balances (none as of December 31, 2006) under such facility to be accelerated.

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

Long-term Contractual Obligations and Commitments — The following table summarizes TXU Corp.’s contractual cash obligations as of December 31, 2006 (see Notes 15 and 16 to Financial Statements for additional disclosures regarding these long-term debt and noncancelable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Long-term debt - principal	$474	$1,705	$278	$8,644	$11,101
Long-term debt - interest (a)	696	1,262	1,134	5,946	9,038
Operating and capital leases (b)	69	126	111	332	638
Contracts related to generation development program (c)	1,301	896	―	―	2,197
Obligations under commodity purchase and services agreements (d)	2,075	2,432	851	1,237	6,595
Total contractual cash obligations (e)	$4,615	$6,421	$2,374	$16,159	$29,569
________________________
(a)
Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2006.

(b)	Includes short-term noncancellable leases.
(c)	Amounts represent scheduled payments under the contracts for the three proposed new generation units. See Note 16 to Financial Statements.
(d)
Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2006 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.

(e)	Table does not include estimated 2007 funding of the pension and other postretirement benefits plans totaling approximately $153 million.

    The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;
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

Guarantees— See Note 16 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 13 to Financial Statements.

TXU Corp. has an ownership interest in the Capgemini outsourcing business. See Note 20 to Financial Statements.

Also see Note 16 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 16 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 21 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Wholesale Market Activity Investigation— See Note 16 to Financial Statements for discussion.

Climate Change and Carbon Dioxide - See discussion in Part I of this Form 10-K under “Environmental Regulations and Related Considerations” and under “Key Risks and Challenges” above.

2007 Texas Legislative Session

The Texas Legislature convened in its regular biennial session beginning January 9, 2007. This session is not a “sunset” session for the Commission, so there is no requirement that the Legislature consider any electric industry-related bills. However, public statements by key legislators, including the current Chairman of the House Committee on Regulated Industries, which has jurisdiction over electric industry issues in the House, and the Chairman of the Senate Committee on Business and Commerce, which has jurisdiction over electric industry issues in the Senate, indicate a high likelihood that various measures pertaining to the electric industry will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include initiatives that could affect the competitive framework of the retail electricity market, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. TXU Corp. supports continued development of a fully competitive wholesale and retail power market and will actively monitor and provide input regarding legislation that could be material to the electric industry. TXU Corp. is unable to predict the outcome of the 2007 legislative process or its effect, if any, on its ongoing business and, in some limited circumstances, the closing of the proposed merger.

Commission Review of InfrastruX Energy Services Joint Venture

As discussed above under “TXU Electric Delivery Segment Significant Developments”, TXU Corp. and InfrastruX Group have announced the formation of a joint venture, InfrastruX Energy Services, that expects to provide utility operation, construction, power restoration, maintenance and other services. TXU Corp. also announced an agreement between TXU Electric Delivery and InfrastruX Energy Services under which TXU Electric Delivery will receive services from the joint venture. The Commission has announced its desire to gather further information regarding the joint venture. On January 5, 2007, an Order on Briefing Issues and Requests for Hearing was issued granting the request for hearing previously filed by the Joint Parties (Commission Staff, Office of Public Utility Counsel, Texas State Association of Electrical Workers, Texas Industrial Energy Consumers and the Steering Committee of Cities Served by TXU). At its January 25, 2007 open meeting, the Commission decided to hear this case themselves, rather than refer the case to the State Office of Administrative Hearings. A procedural schedule has been adopted, with the hearing scheduled for early May 2007. TXU Electric Delivery cannot predict the ultimate outcome of this process, including its possible effect on the timing of the closing of the transaction.

2006 Cities Rate Settlement

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

This amount is being recognized in earnings over the period from May 2006 through June 2008. Payments under the agreement are expected to be made until new tariffs are effective, which based upon an assumed June 2008 rate case filing, is projected to be mid-2009. Payments under the agreement totaled $18 million in 2006 and are expected to total $30 million in 2007, $16 million in 2008 and $6 million in 2009. See Note 9 to Financial Statements.

Advanced Meter Rulemaking

In 2005, the Texas Legislature passed legislation that authorized utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. At December 31, 2006, TXU Electric Delivery had installed approximately 285,000 advanced meters in its service territory and anticipates the installation of up to 500,000 additional advanced meters in 2007, which would represent approximately 25% of the meters on the distribution system. Pursuant to the 2005 legislation, the Commission has initiated rulemaking that addresses various advanced metering issues, including minimum technical standards and cost recovery. TXU Corp. cannot predict the outcome of this rulemaking. Depending upon the results of this rulemaking, TXU Electric Delivery may decide to alter its deployment schedule. TXU Electric Delivery intends to file a surcharge request to seek recovery of investment costs incurred.

Wholesale Market Design

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

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various locational nodes on the transmission grid. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. In March 2006, the Commission approved a set of Nodal Protocols, which was filed by ERCOT and describes the operation of a wholesale nodal market, and set an implementation date of no later than January 1, 2009. In August 2006, the Commission adopted an interim order approving ERCOT’s application for a surcharge imposed on all Qualified Scheduling Entities in ERCOT (including subsidiaries of TXU Energy Company) for the purpose of financing 38% of ERCOT’s expected nodal implementation costs. The surcharge took effect on October 1, 2006. TXU Corp. expects that the annual impact of the surcharge will be approximately $3 to $4 million in additional expense; however, TXU Corp. is unable to predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

Transmission Rates

In order to recover increased affiliate and third-party transmission costs from REPs, TXU Electric Delivery is allowed to request an update twice a year to the retail transmission cost recovery factor (TCRF) component of its retail delivery rate. In January 2007, an application was filed to increase the TCRF, which is anticipated to become effective March 1, 2007. This increase is expected to result in an annual increase of $14 million in the TCRF component of TXU Electric Delivery’s retail delivery rates charged to REPs.

TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate on February 23, 2007. If approved, annualized revenues are expected to increase by approximately $38 million. Approximately $23 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $15 million is recoverable from REPs through the TCRF component of TXU Electric Delivery’s delivery rates charged to REPs.

Disconnect Rulemaking

In June 2006, the Office of Public Utility Counsel and other groups filed a petition asking the Commission to adopt an emergency rule that would bar disconnection of electric service to residential customers during the 2006 summer months. The Commission adopted such a rule in July 2006, which became effective immediately. The new rule required the following for residential customers:

•	For “critical care” customers whose interruption or suspension of electric service would create a dangerous or life-threatening condition, disconnection was prohibited through September 30, 2006;
•
With respect to elderly low-income customers who contacted their electric provider, disconnection was also prohibited through September 30, 2006. These customers were entitled to enter into a deferred payment arrangement; and

•	All other low-income customers were able to avoid disconnection through September 30, 2006 by paying 25% of their current month’s bill and entering into a deferred payment arrangement.

These actions have contributed to the increase in bad debt expense.

2006 Texas Legislative Special Session

The 79th Texas Legislature completed its 3rd special session in May 2006. The session resulted in a reform to the Texas franchise tax system and the enactment of a property tax relief law.

The Texas franchise tax system is being replaced with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. TXU Corp.’s subsidiaries conduct significant operations through Texas limited partnerships that will become subject to the new Texas margin tax. The effective date of the Texas margin tax is January 1, 2008 for calendar year-end companies and the computation of tax liability is expected to be based on 2007 revenues as reduced by certain deductions. The new margin tax is expected to increase TXU Corp.’s annual state franchise tax expense by approximately $30 million beginning in 2007. Also see Note 10 to Financial Statements.

The property tax relief law reduced school taxes assessed to TXU Corp. and its subsidiaries by approximately $12 million in 2006 and is expected to reduce school taxes by $40 million annually in 2007 and subsequent years (based on current property values and without regard to any property additions).

TXU Electric Delivery Rates

At its January 10, 2007 open meeting, the Commission indicated that it would not require TXU Electric Delivery to file a rate case at this time due to the cities rate settlement discussed above. The Commission stated that it would hold this matter in abeyance until TXU Electric Delivery files its 2006 earnings monitoring report on May 15, 2007.

Price-to-Beat Rates

As a result of the legislation that restructured the electric utility industry in Texas to provide for retail competition (1999 Restructuring Legislation), effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Public Utility Commission of Texas (the Commission), to residential and small business customers located in their historical service territories. The price-to-beat mechanism was intended to spur competition as the rates were set such that competing REPs could profitably offer lower rates. TXU Energy, as a REP affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to these classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class was supplied by competing REPs. TXU Energy met the 40% threshold target calculation for its small business customers in December 2003 and began offering rates other than the price-to-beat rate to this customer class. Since January 1, 2005, TXU Energy has offered rates different from the price-to-beat rate to all customer classes, but was required to make the price-to-beat rate available for residential and small business customers in its historical service territory until January 1, 2007.

Under amended Commission rules, effective April 2003 through December 2006, affiliated REPs of electricity delivery utilities were allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average forward price of natural gas increased or decreased more than 5% (10% if the petition was filed after November 15 of any year) from the level used to set the existing fuel factor component of its price-to-beat rate. Because of rising natural gas prices, in 2005 TXU Energy petitioned and received approval from the Commission for price-to-beat rate increases implemented as follows (percentage represents increase in the average monthly residential bill):

•	10% and 12% in May and October of 2005, respectively. The latter reflected a voluntary discount that expired December 31, 2005; and

•	12% in January of 2006 representing the expiration of the voluntary discount.

    As of January 1, 2007 TXU Energy is no longer required to offer the price-to-beat rate to any of its customer classes.

Nuclear Decommissioning

TXU Corp.’s nuclear plant decommissioning costs are fully recoverable from TXU Electric Delivery’s distribution customers. Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 2000 redetermination of the 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. In 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed by management and was filed with the Commission in June 2005. The accompanying testimony concluded that no change to the nuclear decommissioning tariff was warranted at that time. In July 2005, the Commission’s Policy Development Division issued an order approving the decommissioning cost study and closing the docket.

Provider of Last Resort Rule

In June 2006, the Commission approved a revised Provider Of Last Resort (POLR) rule which became fully effective in January 2007. The rule modifies the existing POLR price structure and creates a rate no longer tied to the price-to-beat rate. Importantly, the newly adopted POLR price structure is designed to compensate POLR providers for the costs and risks associated with providing POLR service and also contains a POLR price floor designed to prevent the POLR price from interfering with competitive market prices.

Reallocation of Stranded Cost Recovery

PURA requires that statewide stranded costs, including regulatory assets, not exceed $5 billion and any excess would need to be reallocated among retail customer rate classes. The Commission earlier determined that TXU Electric Delivery’s share of the excess could not be reallocated because of the Settlement Plan and related financing order, which resolved all allocation issues. In February 2007, the Commission reversed its decision, subjecting TXU Electric Delivery’s allocation to further review by the State Office of Administrative Hearings. Any reallocation would not impact the total revenues collected by TXU Electric Delivery, but rather partially shift the transition charges billed to REPs related to the securitization bonds from industrial and commercial to residential rate classes. TXU Electric Delivery believes that the initial decision was correct and cannot determine the ultimate outcome of this proceeding.

Summary

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

RISK OVERSIGHT

TXU Corp.’s wholesale operation manages the commodity price, counterparty credit and operational risk related to the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

COMMODITY PRICE RISK

TXU Corp.’s businesses are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products they market or purchase. TXU Corp.’s businesses actively manage their portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. These businesses, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, subsidiaries of TXU Corp. enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. Activities in the wholesale operations include hedging, the structuring of long-term contractual arrangements and proprietary trading. The wholesale operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery and settlement of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are settled. TXU Corp. strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Long-term Hedging Program— See discussion above under “TXU Energy Holdings Segment Significant Developments” for an update of the program, including potential effects on reported results.

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

TXU Corp. regularly reviews its risk analysis metrics. In the course of this review, it was determined that the Cash Flow at Risk metric previously disclosed is not a meaningful measure of actionable commodity price risk. It was also determined that providing a Trading VaR would enhance disclosure. Trading VaR includes all natural gas and electricity-related contracts entered into for trading purposes. TXU Corp. may add or eliminate other metrics in the future in its disclosures of risks.

In a review of the holding period for VaR calculations presented below, TXU Corp. determined that a holding period of five to 60 days, instead of the five-day holding period previously assumed, would be more reflective of the time it would take to liquidate the portfolio, considering the increase in longer-dated positions (principally related to the long-term hedging program) and the associated liquidity effects.

Trading VaR— This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts entered into for trading purposes based on a 95% confidence level and an assumed holding period of five to 60 days.

Year Ended
December 31, 2006
Month-end average VaR:	$12
Month-end high VaR:	$30
Month-end low VaR:	$5

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting— This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period as presented below.

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	Five to 60 day holding period	Five-day holding period	Five-day holding period
Month-end average MtM VaR:	$149	$48	$19
Month-end high MtM VaR:	$391	$117	$27
Month-end low MtM VaR:	$5	$5	$12

Earnings at Risk (EaR)— This measurement estimates the potential reduction of fair value of expected pretax earnings for the years presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities). For this purpose, cash flow hedges are also included with transactions that are not marked-to-market in net income. A 95% confidence level is assumed in determining EaR.

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	Five to 60 day holding period	Five-day holding period	Five-day holding period
Month-end average EaR:	$156	$56	$23
Month-end high EaR:	$387	$112	$41
Month-end low EaR:	$21	$21	$3

The increases in the five-day holding period risk measures (MtM VaR and EaR) above are driven by the significant increase in number of positions in the long-term hedging program.

INTEREST RATE RISK

The table below provides information concerning TXU Corp.’s financial instruments as of December 31, 2006 and 2005 that are sensitive to changes in interest rates, which include debt obligations and interest rate swaps. TXU Corp. has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. The weighted average interest rate presented is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Note 15 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
							2006	2006	2005	2005
	2007	2008	2009	2010	2011	There- After	Total Carrying Amount	Total Fair Value	Total Carrying Amount	Total Fair Value
Equity-linked debt:
Fixed rate debt amount	—	—	—	—	—	—	$—	$—	$179	$289
Average interest rate	—	—	—	—	—	—	—	—	5.80%	—

All other long-term debt: (including current maturities)
Fixed rate debt
amount (a)	$331	$576	$1,129	$135	$143	$8,172	$10,486	$10,669	$11,493	$11,735
Average interest rate	4.90%	5.90%	4.81%	5.46%	5.57%	6.46%	6.18%	—	6.14%	—
Variable rate debt amount	$143	—	—	—	—	$472	$615	$639	$872	$867
Average interest rate	4.11%	—	—	—	—	4.32%	4.27%	—	4.32%	—
Total Debt	$474	$576	$1,129	$135	$143	$8,644	$11,101	$11,308	$12,544	$12,891
Debt swapped to variable:
Amount	$200	$450	$450	—	—	$1,700	$2,800		$3,400
Average pay rate	6.66%	8.12%	6.16%	—	—	6.88%	6.95%		6.48%
Average receive rate	5.00%	6.24%	4.80%	—	—	6.18%	5.89%		5.97%
Debt swapped to fixed:
Amount	—	—	—	—	—	$300	$300		$—
Average pay rate	—	—	—	—	—	5.18%	5.18%		—
Average receive rate	—	—	—	—	—	5.37%	5.37%		—
_________________________
(a)
Reflects the maturity date and not the remarketing date for certain debt that is subject to mandatory tender for remarketing prior to maturity. See Note 15 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

Interest rate swaps (fixed to variable) related to $300 million and $1.8 billion principal amount of debt were dedesignated as fair value hedges in December 2006 and January 2007, respectively. Offsetting swap positions were entered into, and both the original swaps and offsetting positions are subsequently being marked-to-market in net income.

As of February 16, 2007, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $9 million.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Corp. and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and analyzed to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure— Gross exposure of TXU Corp.’s businesses to credit risk, which totaled approximately $2.0 billion at December 31, 2006, represents trade accounts receivable, as well as net asset positions arising from hedging and trading activities.

Gross assets subject to credit risk include $595 million in accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of December 31, 2006, the exposure to credit risk from these customers and counterparties totaled $1.2 billion taking into account standardized master netting contracts and agreements described above and $56 million in credit collateral (cash, letters of credit and other security interests) held by TXU Corp. subsidiaries.

Of this $1.2 billion net exposure, 88% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

In addition, TXU Electric Delivery has exposure to credit risk totaling $174 million at December 31, 2006 arising from potential nonperformance by nonaffiliated REPs. This exposure consists almost entirely of noninvestment grade trade accounts receivable.

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

The following table presents the distribution of credit exposure as of December 31, 2006, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable as well as net asset positions arising from hedging and trading activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,094	$41	$1,053	$614	$220	$219	$1,053
Noninvestment grade	164	15	149	111	13	25	149
Totals	$1,258	$56	$1,202	$725	$233	$244	$1,202

Investment grade	87%	73%	88%
Noninvestment grade	13%	27%	12%

Approximately 60% of the net $1.2 billion credit exposure has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

TXU Corp.’s subsidiaries had credit exposure to two counterparties each having an exposure greater than 10% of the net $1.2 billion credit exposure. These two counterparties represented 15% and 12%, respectively, of the net exposure. TXU Corp. views exposure to these two counterparties to be within an acceptable level of risk tolerance as they are rated investment grade.

TXU Corp.’s subsidiaries are exposed to credit risk related to its long-term hedging program. Of the transactions in the program, over 98% of the volumes are with counterparties with an A credit rating or better, and 100% are at least investment grade.

Additionally, under the long-term hedging program, TXU Corp. has potential credit risk exposure concentration related to a single counterparty. A related series of hedge transactions with this counterparty contain certain credit rating provisions that would require the counterparty to post collateral in the form of cash in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparty. TXU Corp. views the potential concentration of risk with this counterparty to be within an acceptable risk tolerance due to the strong financial profile of the counterparty and its A or above credit rating.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, FERC, the Commission, the RRC, the NRC, the EPA and the TCEQ, with respect to:

•	allowed prices;
•	allowed rates of return;
•	industry, market and rate structure;
•	purchased power and recovery of investments;
•	operations of nuclear generating facilities;
•	acquisitions and disposal of assets and facilities;
•	development, construction and operation of facilities;
•	decommissioning costs;
•	present or prospective wholesale and retail competition;
•	changes in tax laws and policies; and
•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives;

•	continued implementation of the 1999 Restructuring Legislation;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	TXU Corp.’s ability to attract and retain profitable customers;
•	TXU Corp.’s ability to profitably serve its customers given the announced price protection and price cuts;
•	restrictions on competitive retail pricing;
•	changes in wholesale electricity prices or energy commodity prices;
•	unanticipated changes in market heat rates in the Texas electricity market;
•	TXU Corp.’s ability to effectively hedge against changes in commodity prices and market heat rates;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, and changes in market demand and demographic patterns;
•	changes in business strategy, development plans or vendor relationships;
•	access to adequate transmission facilities to meet changing demands;
•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	commercial bank market and capital market conditions;
•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to TXU Corp.’s financial instruments;
•	changes in technology used by and services offered by TXU Corp.;
•	significant changes in TXU Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate future executive compensation payments;
•	significant changes in critical accounting policies material to TXU Corp.;
•	actions by credit rating agencies;
•	the ability of TXU Corp. to implement cost reduction initiatives;
•
with respect to TXU Corp.’s lignite/coal generation development program, more specifically, TXU Corp.’s ability to fund such investments, delays in the approval of, or failure to obtain, air and other environmental permits and the ability to satisfactorily resolve issues relating to any appeal to the final judgement issued with respect to the Sandow consent decree, changes in competitive market rules, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of TXU Corp. and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of TXU Corp. to manage the significant construction program to a timely conclusion with limited cost overruns;

•	with respect to the proposed merger: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the proposed merger; the outcome of any legal proceedings that may be instituted against TXU Corp. and others related to the Merger Agreement; failure to obtain shareholder approval or any other failure to satisfy other conditions required to complete the proposed merger, including required regulatory approvals; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed merger; the amount of the costs, fees, expenses and charges related to the proposed merger and the execution of certain financings that will be obtained to consummate the proposed merger; and the impact of the substantial indebtedness incurred to finance the consummation of the proposed merger; and
•	with respect to the InfrastruX Energy Services joint venture, the amount of time the Commission takes to review the transaction and the results of such review.

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

The management of TXU Corp. performed an evaluation as of December 31, 2006 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control - Integrated Framework. Based on the review performed, management believes that as of December 31, 2006 TXU Corp.'s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of TXU Corp. has issued an attestation report on management’s assessment of TXU Corp.’s internal control over financial reporting.

/s/ C. JOHN WILDER	/s/ DAVID A. CAMPBELL

C. John Wilder, Chairman, President	David A. Campbell, Executive Vice President
and CEO	and Acting Chief Financial Officer

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TXU Corp.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that TXU Corp. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TXU Corp.:

We have audited the accompanying consolidated balance sheets of TXU Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Corp. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the Notes to Financial Statements, the Company changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, effective October 1, 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2007

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars, except per share amounts)

Operating revenues	$10,856	$10,662	$9,216

Costs and expenses:
Fuel, purchased power costs and delivery fees	2,784	4,261	3,755
Operating costs	1,373	1,425	1,429
Depreciation and amortization	830	776	760
Selling, general and administrative expenses	819	781	1,091
Franchise and revenue-based taxes	390	364	367
Other income	(121)	(151)	(148)
Other deductions	269	45	1,172
Interest income	(46)	(48)	(28)
Interest expense and related charges	830	802	695
Total costs and expenses	7,128	8,255	9,093

Income from continuing operations before income taxes, extraordinary
gain (loss) and cumulative effect of changes in accounting principles	3,728	2,407	123

Income tax expense	1,263	632	42

Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles	2,465	1,775	81

Income from discontinued operations, net of tax effect (Note 3)	87	5	378

Extraordinary gain (loss), net of tax effect (Note 4)	─	(50)	16

Cumulative effect of changes in accounting principles, net of tax
effect (Note 5)	─	(8)	10

Net income	$2,552	$1,722	$485

Exchangeable preferred membership interest buyback premium (Note 17)	─	─	849

Preference stock dividends	─	10	22

Net income (loss) available for common stock	$2,552	$1,712	$(386)

Average shares of common stock outstanding (millions):
Basic	460	476	600
Diluted	467	486	600

Per share of common stock ─ Basic:
Net income (loss) from continuing operations available for
common stock	$5.36	$3.71	$(1.32)
Income from discontinued operations, net of tax effect	0.19	0.01	0.63
Extraordinary gain (loss), net of tax effect	─	(0.10)	0.03
Cumulative effect of changes in accounting principles, net of tax effect	─	(0.02)	0.02
Net income (loss) available for common stock	$5.55	$3.60	$(0.64)

Per share of common stock ─ Diluted:
Net income (loss) from continuing operations available for common stock	$5.27	$2.61	$(1.32)
Income from discontinued operations, net of tax effect	0.19	0.01	0.63
Extraordinary gain (loss), net of tax effect	─	(0.10)	0.03
Cumulative effect of changes in accounting principles, net of tax effect	─	(0.02)	0.02
Net income (loss) available for common stock	$5.46	$2.50	$(0.64)
Dividends declared	$1.67	$1.26	$0.47

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Components related to continuing operations:
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$2,465	$1,775	$81

Other comprehensive income (loss), net of tax effects:

Minimum pension liability adjustments (net of tax (expense) benefit of ($38), $25 and ($7))	71	(46)	14
Cash flow hedges:
Net change in fair value of derivatives held at end of period (net of
tax (expense) benefit of $(304), $24 and $40)	568	(47)	(75)
Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period (net of tax (expense) benefit of $(8), $42 and $23)	(15)	77	44
Total effect of cash flow hedges	553	30	(31)
Total adjustments to net income from continuing operations	624	(16)	(17)

Comprehensive income from continuing operations	3,089	1,759	64

Components related to discontinued operations:

Income from discontinued operations, net of tax effect	87	5	378

Minimum pension liability adjustments (net of tax expense of $─, $─ and $5)	―	―	10
Cumulative foreign currency translation adjustment	―	―	(145)
Cash flow hedges:
Derivative value net gains reported in net income that relate to hedged transactions recognized in the period (net of tax expense of $─, $─ and $3)	―	―	(6)

Total adjustments to net income from discontinued operations	―	―	(141)

Comprehensive income from discontinued operations	87	5	237

Extraordinary gain (loss), net of tax effect	―	(50)	16

Cumulative effect of changes in accounting principles, net of tax effect	―	(8)	10

Comprehensive income	$3,176	$1,706	$327

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)

Cash flows — operating activities:
Net income	$2,552	$1,722	$485
Income from discontinued operations, net of tax effect	(87)	(5)	(378)
Extraordinary (gain) loss, net of tax effect	─	50	(16)
Cumulative effect of changes in accounting principles, net of tax effect	─	8	(10)
Income from continuing operations before extraordinary (gain) loss and cumulative
effect of changes in accounting principles	2,465	1,775	81
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	893	836	826
Deferred income tax expense, including utilization of net operating
loss carryforwards	756	481	(11)
Losses on early extinguishment of debt	1	─	416
Asset writedown charges	6	11	196
Charge (credit) related to impaired leases	(2)	(16)	180
Net gains on sale of assets, including amortization of deferred gains	(69)	(89)	(135)
Net effect of unrealized mark-to-market valuations	(272)	18	109
Impairment of natural gas-fueled generation plants	198	─	─
Customer appreciation bonus charge (net of amounts credited
to customers in 2006)	122	─	─
Shareholders’ litigation settlement accrual	─	─	84
Bad debt expense	68	56	90
Stock-based incentive compensation expense	27	32	56
Recognition of losses on dedesignated cash flow hedges	12	20	26
Recognition of gain on dedesignated fair value hedges	(6)	(10)	(15)
Charge related to coal contract counterparty claim	─	12	─
Net equity loss (income) from unconsolidated affiliate	14	─	(1)
Change in regulatory-related liabilities	1	(81)	(70)
Changes in operating assets and liabilities:
Accounts receivable - trade	337	(335)	(246)
Impact of accounts receivable sales program	(44)	197	(73)
Inventories	(21)	(55)	15
Accounts payable - trade	(219)	(47)	223
Commodity contract assets and liabilities	─	76	(5)
Cash flow hedge and other derivative assets and liabilities	─	(9)	(22)
Margin deposits - net	564	61	34
Other - net assets	(92)	35	(165)
Other - net liabilities	215	(175)	165
Cash provided by operating activities of continuing operations	4,954	2,793	1,758

Cash flows — financing activities:
Issuances of securities:
Long-term debt	243	180	5,090
Common stock	180	83	112
Retirements/repurchases of securities:
Long-term debt held by subsidiary trusts	─	─	(546)
Equity-linked debt securities	(179)	(106)	(1,105)
Other long-term debt	(1,512)	(269)	(3,088)
Exchangeable preferred membership interests	─	─	(750)
Preference stock	─	(300)	─
Preferred securities of subsidiaries	─	(38)	(75)
Common stock	(1,012)	(1,137)	(4,687)
Change in short-term borrowings:
Commercial paper	939	358	─
Banks	(245)	230	210
Cash dividends paid:
Common stock	(764)	(544)	(150)
Preference stock	─	(11)	(22)
Premium paid for redemption of exchangeable preferred membership interests	─	─	(1,102)
Excess tax benefit on stock-based incentive compensation	41	28	─
Debt premium, discount, financing and reacquisition expenses	(23)	(37)	(406)
Cash used in financing activities of continuing operations	(2,332)	(1,563)	(6,519)

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)

Cash flows — investing activities:
Capital expenditures	(2,180)	(1,047)	(912)
Nuclear fuel	(117)	(57)	(87)
Dispositions of businesses	─	─	4,814
Purchase of lease trust	(69)	─	─
Proceeds from sales of assets	20	77	27
Change in collateral trust	─	─	525
Proceeds from sales of nuclear decommissioning trust fund securities	207	191	88
Investments in nuclear decommissioning trust fund securities	(223)	(206)	(103)
Investment in unconsolidated affiliate	(15)	─	─
Proceeds from pollution control revenue bonds deposited with trustee	(240)	─	─
Costs to remove retired property	(40)	(44)	(40)
Other	(7)	48	(32)
Cash provided by (used in) investing activities of continuing operations	(2,664)	(1,038)	4,280

Discontinued operations:
Cash provided by (used in) operating activities	30	(265)	(79)
Cash used in financing activities	─	─	(10)
Cash provided by (used in) investing activities	─	4	(153)
Cash provided by (used in) discontinued operations	30	(261)	(242)

Net change in cash and cash equivalents	(12)	(69)	(723)

Cash and cash equivalents ─ beginning balance	37	106	829

Cash and cash equivalents ─ ending balance	$25	$37	$106

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$25	$37
Restricted cash	58	54
Trade accounts receivable — net (Note 13)	959	1,328
Income taxes receivable	―	14
Inventories	383	364
Commodity contract assets (Note 18)	276	1,603
Cash flow hedge and other derivative assets (Note 19)	698	65
Accumulated deferred income taxes (Note 11)	253	717
Margin deposits related to commodity positions	7	247
Other current assets	178	129
Total current assets	2,837	4,558

Restricted cash	258	16
Investments	712	643
Property, plant and equipment — net	18,756	17,192
Goodwill	542	542
Regulatory assets — net	2,028	1,826
Commodity contract assets (Note 18)	162	338
Cash flow hedge and other derivative assets (Note 19)	248	75
Other noncurrent assets	379	349

Total assets	$25,922	$25,539

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings (Note 14)	$1,491	$798
Long-term debt due currently (Note 15)	485	1,250
Trade accounts payable	1,093	1,026
Commodity contract liabilities (Note 18)	278	1,481
Cash flow hedge and other derivative liabilities (Note 19)	39	275
Margin deposits related to commodity positions	681	357
Other current liabilities	1,040	1,163
Total current liabilities	5,107	6,350

Accumulated deferred income taxes (Note 11)	4,238	3,697
Investment tax credits	363	384
Commodity contract liabilities (Note 18)	183	516
Cash flow hedge and other derivative liabilities (Note 19)	73	91
Long-term debt, less amounts due currently (Note 15)	10,631	11,332
Other noncurrent liabilities and deferred credits	3,187	2,694
Total liabilities	23,782	25,064

Commitments and Contingencies (Note 16)

Shareholders’ equity (Note 17)	2,140	475
Total liabilities and shareholders’ equity	$25,922	$25,539

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2006	2005	2004
	(millions of dollars)
Common stock without par value (number of authorized shares — 1,000,000,000):
Balance at beginning of year	5	2	48
Effect of two-for-one stock split	─	3	─
Issuances under Direct Stock Purchase and Dividend Reinvestment Plan	─	─	4
Effects of stock-based incentive compensation plans	─	─	5
Issuance of shares under equity-linked debt securities	─	─	101
Value of Thrift Plan shares released by LESOP trustee (Note 21)	─	─	3
Cancellation of repurchased common stock	─	─	(161)
Other	─	─	2
Balance at end of year (number of shares outstanding: 2006 — 459,244,523;
2005 — 470,845,978; and 2004 — 479,705,760)	5	5	2
Additional paid-in capital:
Balance at beginning of year	1,840	2,806	8,097
Common stock repurchases	(1,012)	(1,092)	(4,737)
Net premium on repurchase of exchangeable preferred membership
interests	─	─	(849)
Discount (premium) on repurchase of equity-linked debt securities (related to
equity component) and reversal of contract adjustment payment liability	─	(13)	96
Effects of stock-based incentive compensation plans	27	33	38
Excess tax benefit on stock-based compensation	41	28	─
Cancellation of repurchased common stock	─	─	161
Issuance of shares under equity-linked debt securities	180	75	─
Value of Thrift Plan shares released by LESOP trustee (Note 21)	2	1	─
Effects of executive deferred compensation plan	13	─	─
Effect of two-for-one stock split	─	(3)	─
Other	13	5	─
Balance at end of year	$1,104	$1,840	$2,806

TXU CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (CONT.)

	Year Ended December 31,
	2006		2005	2004
	(millions of dollars)
Retained earnings:
Balance at beginning of year		$(1,168)	$(2,283)	$(2,498)
Net income		2,552	1,722	485
Dividends declared on common stock ($1.67, $1.26 and $0.47 per share)		(768)	(598)	(251)
Dividends on preference stock ($0, $3,278 and $7,240 per share)		─	(10)	(22)
LESOP dividend deduction tax benefit and other		6	1	3
Balance at end of year		622	(1,168)	(2,283)
Accumulated other comprehensive gain (loss), net of tax effects:
Foreign currency translation adjustments:
Balance at beginning of year		─	─	145
Change during the year		─	─	(90)
Amounts related to disposed businesses		─	─	(55)
Balance at end of year		─	─	─
Pension and other postretirement employee benefit liability adjustments:
Balance at beginning of year		(60)	(14)	(38)
Change in minimum pension liability		71	(46)	23
SFAS 158 transition adjustment		(13)	─	─
Amounts related to disposed businesses		─	─	1
Balance at end of year		(2)	(60)	(14)
Amounts related to cash flow hedges:
Balance at beginning of year		(142)	(172)	(135)
Change during the year		553	30	(38)
Amounts related to disposed businesses		─	─	1
Balance at end of year		411	(142)	(172)
Total accumulated other comprehensive gain (loss) at end of year		409	(202)	(186)
Total common stock equity at end of year		2,140	475	339
Preference stock:
Balance at beginning of year	$	─	$300	$300
Preference stock redemption		─	(300)	─
Balance at end of year		─	─	300
Shareholders’ equity at end of year		$2,140	$475	$639

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business— TXU Corp. is a holding company conducting its operations principally through its TXU Energy Company LLC (TXU Energy Company), TXU Electric Delivery Company (TXU Electric Delivery) and TXU Generation Development Company LLC (TXU DevCo) subsidiaries. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas. TXU DevCo is engaged in the development of new lignite/coal-fueled generation facilities.

On February 26, 2007, TXU Corp. announced that it had entered into a Merger Agreement, with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. See Note 26.

TXU Corp. has two reportable segments: the TXU Energy Holdings segment (which includes TXU Energy Company’s and TXU DevCo’s activities) and the TXU Electric Delivery segment. (See Note 24 for further information concerning reportable business segments.)

Basis of Presentation— The consolidated financial statements of TXU Corp. have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the reporting of wholesale electricity trading activities and ERCOT electricity balancing transactions as discussed below under “Revenue Recognition.” All other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. As discussed below, certain reclassifications have been made to conform prior period data to current period presentation. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Commodity contract and derivative assets and liabilities and margin deposits reported in the consolidated balance sheet each reflect counterparty netting in accordance with legal right of offset agreements.

Discontinued Businesses─ Note 3 presents detailed information regarding the effects of discontinued businesses, the results of which have been classified as discontinued operations.

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

Earnings Per Share— Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potential issuances of common shares under stock-based employee compensation and certain debt arrangements. The 2005 diluted per share results reflect an unfavorable impact associated with the November 2004 accelerated share repurchase program which was settled in May 2005. The program is discussed in Note 17. Because TXU Corp. intended to settle in cash the difference between the initial price of the shares and the actual costs of the shares purchased by the counterparty under the program, accounting rules require that earnings used in the diluted earnings per share calculation be reduced by the change in the fair value of the settlement liability during the year, which totaled $498 million (without tax benefit). See Note 2 for a reconciliation of basic earnings per share to diluted earnings per share.

Derivative Instruments and Mark-to-Market Accounting — TXU Corp. enters into contracts for the purchase and sale of electricity, natural gas and other commodities and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under SFAS 133, changes in the fair value of the derivative are recognized in net income as unrealized gains and losses, unless the criteria for certain exceptions are met, and an offsetting derivative asset or liability is recorded in the balance sheet. This recognition is referred to as “mark-to-market” accounting. The fair values of TXU Corp.’s unsettled commodity-related derivative instruments under mark-to-market accounting are reported in the balance sheet as commodity contract assets or liabilities. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative assets and liabilities are reversed. Under the exception criteria of SFAS 133, TXU Corp. may elect the “normal” purchase and sale exemption; further, TXU Corp. may designate derivatives as a cash flow or fair value hedge. A derivative contract may be designated as a “normal” purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market).

Because derivative instruments are frequently used as economic hedges, SFAS 133 allows the designation of these hedges as cash flow or fair value hedges provided certain conditions are met. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a forecasted sale of electricity in the future at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for changes in value of cash flow hedges, derivative assets and liabilities are recorded on the balance sheet with an offset to other comprehensive income or loss to the extent the hedges are effective and the hedged transaction remains probable of occurring. If the hedged transaction is no longer probable of occurring, hedge accounting is discontinued.  Amounts recorded in other comprehensive income are reclassified into net income as the related hedged transactions settle and affect earnings. If the hedged transaction becomes probable of not occurring, the amount recorded in other comprehensive income is immediately reclassified to net income. Changes in value of fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the related asset or liability (hedged item) is adjusted for the change in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss is amortized into income over the remaining life of the hedged item. In the statement of cash flow, the effects of settlements of derivative instruments are classified consistent with the related hedged transactions.

To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Changes in fair value that represent hedge ineffectiveness, even if the hedge continues to be assessed as effective, are immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item. The “short-cut” method under SFAS 133 allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met. If all short-cut conditions are met, then the hedge results in no ineffectiveness gains and losses, as the hedge is considered 100% effective, and no future effectiveness testing is required. See Notes 15, 18 and 19 for additional details concerning hedging activity.

Revenue Recognition — TXU Corp. records revenue from electricity sales and delivery service under the accrual method of accounting. Revenues are recognized when electricity or delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the revenues earned from the meter reading date to the end of the period (unbilled revenue).

Under a realignment of the wholesale energy operations effective January 1, 2006, management of wholesale purchases and sales of electricity for purposes of balancing electricity supply and demand was segregated from the buying and selling of electricity for trading purposes. Previously, all wholesale electricity purchases and sales were managed in aggregate under a “portfolio management” structure, as the primary activity was energy balancing, and all wholesale activity utilized (and continues to utilize) contracts for physical delivery. Financial derivative instruments, as are common in natural gas markets, are not as readily available in the Texas electricity market. The realignment reflects an expectation of a growing market for electricity trading in Texas. Under the previous structure, all purchases and sales scheduled with ERCOT for delivery were reported gross in the income statement, and “booked-out” sales and purchases (agreement with the counterparty to net settle before scheduling for delivery) were reported net. Effective with the January 1, 2006 realignment, those contracts that are separately managed as a trading book and scheduled for physical delivery are reported net upon settlement in accordance with existing accounting rules (EITF 02-3). All transactions reported net, including booked-out contracts, are reported as a component of revenues. Gross revenues from electricity trading activities totaled $1.3 billion in 2006.

In addition, TXU Corp. revised its reporting of ERCOT electricity balancing transactions effective with 2006 reporting. These transactions represent wholesale purchases and sales of electricity for real-time balancing purposes as measured in 15-minute intervals. As is industry practice, these purchases and sales with ERCOT, as the balancing energy clearinghouse agent, are reported net. TXU Corp. had historically reported the net amount as a component of purchased power cost as the activity consistently represented a net purchase of electricity prior to 2005 due in part to TXU Corp.’s retail load exceeding generation volumes. More recently, the balancing activity has frequently resulted in net revenues due in part to generation volumes increasingly exceeding retail load. TXU Corp. believes that presentation of this activity as a component of revenues more appropriately reflects TXU Corp.’s market position. Accordingly, net electricity balancing transactions are reported in revenues and the prior years’ amounts have been reclassified. The amount reported in revenues totaled $31 million in net purchases in 2006, $225 million in net sales in 2005 and $92 million in net purchases in 2004.

Realized and unrealized gains and losses from transacting in energy-related derivative instruments are reported as a component of revenues. See discussion above under “Derivative Instruments and Mark-to-Market Accounting.”

Impairment of Long-Lived Assets— TXU Corp. evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with SFAS 144. The determination of the existence of indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. See Note 6 for details of the impairment of the natural gas-fueled generation plants recorded in the second quarter of 2006.

Amortization of Nuclear Fuel— Amortization of nuclear fuel is calculated on the units-of-production method and is reported as fuel costs.

Major Maintenance — Major maintenance costs incurred during generation plant outages, as well as the costs of other maintenance activities, are charged to expense as incurred. This accounting is consistent with guidance issued by the FASB as discussed below under “Changes in Accounting Standards”.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans— TXU Corp. offers pension benefits through either a defined benefit pension plan or a cash balance plan and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Costs of pension and other postretirement employee benefits (OPEB) plans are determined in accordance with SFAS 87 and SFAS 106 and are dependent upon numerous factors, assumptions and estimates. Effective December 31, 2006, TXU Corp. adopted SFAS 158, as required. See Note 21 for details with respect to the adoption of this standard and other information regarding pension and OPEB plans.

Stock-Based Incentive Compensation— TXU Corp. has provided discretionary awards to qualified managerial employees payable in its common stock under its shareholder-approved long-term incentive plans. TXU Corp. accounts for these awards based on the provisions of SFAS 123R, which provides for the recognition of stock-based compensation expense over the vesting period based on the grant-date fair value of those awards. See Note 22 for information regarding stock-based incentive compensation.

Sales and Excise Taxes— Sales and excise taxes are accounted for as a “pass through” item on the balance sheet; i.e., the tax is billed to customers and recorded as trade accounts receivable with an offsetting amount recorded as a liability to the taxing jurisdiction.

Franchise and Revenue-Based Taxes— Franchise and gross receipt taxes are not a “pass through” item such as sales and excise taxes. These taxes are assessed to TXU Corp. by state and local government bodies, based on revenues or kWh delivered, as a cost of doing business and are recorded as an expense. Rates charged to customers by TXU Corp. are intended to recover the taxes, but TXU Corp. is not acting as an agent to collect the taxes from customers.

Income Taxes— TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based on their respective taxable income or loss. Investment tax credits are amortized to income over the estimated lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

TXU Corp. has generally accounted for uncertainty related to positions taken on tax returns based on the probable liability approach consistent with SFAS 5. FIN No. 48, as discussed below under “Changes in Accounting Standards”, provides clarification of the accounting for uncertain income tax positions.

Accounting for Contingencies— The financial results of TXU Corp. may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. See Note 16 for a discussion of contingencies.

Cash Equivalents— For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Property, Plant and Equipment— Properties are stated at original cost. The cost of property additions includes materials and both direct and indirect labor and applicable overhead, including payroll-related costs.

Depreciation of TXU Corp.’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. As is common in the industry, TXU Corp. records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Estimated depreciable lives are based on management’s estimates of the assets’ economic useful life. Depreciation also includes the effect of asset retirement obligations as prescribed by SFAS 143 and the impacts of FIN 47 (see Note 5), which was adopted by TXU Corp. in 2005.

Effective January 1, 2005, the estimated depreciable lives of lignite/coal-fueled generation facilities were extended from fifty years to sixty years to better reflect their useful lives, resulting in a reduction of depreciation expense for the year ended December 31, 2005 of $13 million ($8 million after-tax) as compared to the 2004 year.

Capitalized Interest and Allowance For Funds Used During Construction (AFUDC)— Interest on TXU Energy Holdings’ qualifying construction projects is capitalized in accordance with SFAS 34. TXU Electric Delivery capitalizes AFUDC as a cost component of projects involving construction periods lasting greater than thirty days. AFUDC is a regulatory cost accounting procedure whereby both interest charges on borrowed funds and a return on equity capital used to finance construction are included in the recorded cost of utility plant and equipment being constructed. The equity portion of capitalized AFUDC is accounted for as other income. See Notes 12 and 25 for details of amounts.

Inventories— Inventories, including environmental energy credits and emission allowances, are carried at weighted average cost. All inventories are reported at the lower of cost or market unless expected to be used in the generation of electricity.

Regulatory Assets and Liabilities— The financial statements of TXU Corp.’s regulated electricity delivery operations reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. See Note 25 for detail of the regulatory assets and liabilities.

See Note 4 for a discussion of the extraordinary gain recorded in 2004 related to the adjustment in the carrying value of TXU Corp.’s regulatory asset subject to securitization.

Investments — Deposits in a nuclear decommissioning trust fund are carried at fair value in the balance sheet. Investments in unconsolidated business entities over which TXU Corp. has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at market value. See Note 20 for details of investments.

Changes in Accounting Standards— In February 2007, the FASB issued SFAS 159, which permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS 159 also revises provisions of SFAS 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. TXU Corp. has not yet evaluated the potential impact of this standard.

In September 2006, the FASB issued SFAS 158, which was adopted by TXU Corp. effective December 31, 2006. See Note 21 for details related to the adoption of SFAS 158.

Also, in September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value. This statement is effective for fiscal years beginning after November 15, 2007. TXU Corp. expects that the adoption of the statement will impact mark-to-market valuations of certain commodity contracts.

The FASB issued guidance in September 2006 regarding accounting for major maintenance activities (referred to as FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities”). This guidance prohibits the use of the accrue-in-advance method of accounting. TXU Corp. expenses major maintenance costs as incurred.

In June 2006, the FASB issued FIN 48, which provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires uncertain tax positions be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard. Benefits of positions taken on income tax returns that do not qualify for financial statement recognition are required to be disclosed in the financial statements. This interpretation will be adopted by TXU Corp. effective January 1, 2007, as required. Upon adoption, the cumulative effect of this change in accounting principle will be accounted for as an adjustment to retained earnings. The FASB is considering certain revisions to FIN 48, and TXU Corp. continues to evaluate the potential impact of this standard on its financial position.

2.	EARNINGS PER SHARE

Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potential issuances of common shares under stock-based incentive compensation and certain debt arrangements.

Stock Split— All share and per share amounts reflect a two-for-one stock split completed in December 2005.

	For the Year Ended 2006			For the Year Ended 2005			For the Year Ended 2004
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Income from continuing operations before
extraordinary items and accounting
changes	$2,465	459.7	$5.36	$1,775	475.9	$3.73	$81	600.4	$0.13

Exchangeable preferred membership
interest buyback premium	─			─	─	─	(849)	─	(1.41)

Preference stock dividends	─	─	─	(10)	─	(0.02)	(22)	─	(0.04)

Income from continuing operations
available for common stock-Basic	$2,465	459.7	$5.36	$1,765	475.9	$3.71	$(790)	600.4	$(1.32)

Dilutive securities/other adjustments:

Adjustment related to 2004 accelerated
share repurchase program (a)	─	─		(498)	─		12	─

Exchangeable preferred membership
interests	─	─		─	─		17	36.5

Convertible senior notes (b)	1	1.5		1	1.5		1	1.4

Equity-linked debt securities	─	0.8		─	2.4		─	─

Stock-based incentive compensation plan	─	5.3		─	6.6		─	2.6

Income from continuing operations
available for common-Diluted (c)	$2,466	467.3	$5.27	$1,268	486.4	$2.61	$(790)	600.4	$(1.32)

(a)	Adjustment to net income represents change in fair value of related settlement liability. See Note 17 for details of the accelerated share repurchase program.
(b)	Adjustment to net income represents after-tax interest expense.
(c)	For the 2004 year, diluted results per share equaled basic results per share because of the loss position and antidilution accounting rules.

3.	DISCONTINUED OPERATIONS

Results from discontinued operations in 2006 totaled $87 million in net income. This amount included a $62 million credit recorded in the first quarter representing a reversal of a TXU Gas income tax reserve, due to favorable resolution of an IRS audit matter relating to a business sold in 2000, and a total of $27 million ($42 million pretax) in credits recorded in the third quarter and fourth quarter representing insurance recoveries associated with the 2005 TXU Europe settlement agreement. (Also see discussion in Note 16 under “Income Tax Contingencies.”)

The table below reflects the results of the various businesses reported as discontinued operations in 2005 and 2004:

	TXU Gas		TXU Australia		Strategic Retail Services		Pedrick- town	Mexico		Europe		Total
2005
Operating revenues	$	─	$	─	$	─	$12	$	─	$	─	$12
Operating costs and expenses		─		─		─	14		─		─	14
Other deductions — net		─		─		3	─		─		─	3
Operating loss before income taxes		─		─		(3)	(2)		─		─	(5)
Income tax benefit		─		─		(1)	─		─		─	(1)
Credits (charges) related to exit (after-tax)		3		10		─	(4)		1		(1)	9
Income (loss) from discontinued operations		$3		$10		$(2)	$(6)		$1		$(1)	$5

	TXU Gas	TXU Australia	Strategic Retail Services	Pedrick- town	Telecom	Mexico	Europe		Total
2004
Operating revenues	$911	$835	$17	$32	$54	$4	$	─	$1,853
Operating costs and expenses	898	666	20	37	49	4		─	1,674
Other deductions — net	101	2	10	─	16	─		5	134
Interest income	(9)	(2)	(1)	─	(5)	─		─	(17)
Interest expense and related charges	37	96	─	─	19	─		─	152
Operating income (loss) before income taxes	(116)	73	(12)	(5)	(25)	─		(5)	(90)
Income tax expense (benefit)	(27)	25	(4)	(2)	(8)	(1)		(2)	(19)
Credits (charges) related to exit (after-tax)	(193)	129	(6)	(17)	1	(2)		(143)	(231)
Recognition of tax benefits	─	─	─	─	─	─		─	680
Income (loss) from discontinued operations	$(282)	$177	$(14)	$(20)	$(16)	$(1)		$(146)	$378

TXU Gas— In October 2004, Atmos Energy Corporation and TXU Gas completed a merger by division, which resulted in the disposition of the operations of TXU Gas for $1.9 billion in cash (the TXU Gas transaction). TXU Gas was largely a regulated business engaged in the purchase, transmission, distribution and retail sale of natural gas. TXU Gas’ results in 2004 included a loss of $99 million after-tax related to regulatory disallowances arising from a system-wide distribution rate case ruling and an income tax charge of $17 million due to an IRS ruling related to a prior year disputed deduction. A net credit of $3 million in 2005 includes a $7 million after-tax benefit from a favorable resolution of a working capital adjustment related to the disposition and a $9 million charge primarily representing an adjustment to the estimated tax effect of the disposition. As discussed above, an income tax benefit related to TXU Gas was recorded in 2006.

TXU Australia— In July 2004, TXU Corp. completed the sale of TXU Australia to Singapore Power Ltd. for $1.9 billion in cash and $1.7 billion of assumed debt. TXU Australia’s operations consisted of a portfolio of competitive and regulated energy businesses, principally in Victoria and South Australia. The $10 million credit recorded in 2005 primarily represented an adjustment to the estimated income tax effect of the sale.

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

Pedricktown — In the second quarter of 2004, TXU Energy Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW electricity generation business and exit the related power supply and gas transportation agreements resulting in a $17 million after-tax impairment charge in 2004. The business was sold in July 2005 for $8.7 million in cash. A $4 million after-tax charge in 2005 represents a working capital adjustment related to the sale transaction.

Mexico — In January 2004, TXU Corp. completed the sale of its majority-owned gas distribution operations in Mexico for $11 million in notes receivable which were settled for cash in January 2006.

TXU Europe — In January 2005, TXU Corp. executed a comprehensive settlement agreement resolving potential claims relating to TXU Europe. Results from discontinued operations in 2004 include an after-tax charge of $143 million for the expected payment under the terms of the agreement. The $222 million settlement was paid in full in October 2005. As discussed above, credits representing insurance recoveries related to the settlement were recorded in 2006.

Telecommunications— In April 2004, TXU Corp. sold its telecommunications business for $524 million in cash and $3 million of assumed debt. The business was formerly a joint venture and was consolidated from March 1, 2003 through the sale date.

Income tax benefits — Discontinued operations results in 2004 also reflected the recognition of $680 million in tax benefits associated with the 2002 write-off of the investment in TXU Europe. The tax benefit was based on a preliminary notice received from the IRS in June 2004 and primarily reflected the utilization of the worthlessness deduction against capital gains arising from the dispositions of TXU Australia, TXU Gas and the communications business as well as transactions completed in prior years. Also see Notes 11 and 16 for a discussion of TXU Europe income tax matters.

4.	EXTRAORDINARY ITEMS

Purchase of Lease Trust Interest— In December 2005 a subsidiary of TXU Corp. entered into an agreement to purchase, for $69 million in cash, the owner participant interest in a trust established to lease combustion turbines to another subsidiary of TXU Corp. The trust is a variable interest entity, and in accordance with FIN 46R, the trust was consolidated at December 31, 2005, with the trust’s combustion turbine assets and related debt recorded at estimated fair values of $35 million and $96 million, respectively. The transaction was closed in March 2006. In the fourth quarter of 2005, TXU Corp. recorded an extraordinary loss of $50 million (net of a $28 million tax benefit) for the excess of the purchase price over the fair value of the trust’s net assets, net of the reversal of a previously established liability of $59 million related to the combustion turbine lease. Classification of the loss as extraordinary is in accordance with the provisions of FIN 46R.

Securitization (Transition) Bonds— A regulatory financing order finalized in January 2003 authorized the issuance of transition bonds with a principal amount of $1.3 billion to recover regulatory asset stranded costs and other qualified costs. A bankruptcy-remote financing subsidiary of TXU Electric Delivery issued $500 million principal amount of transition bonds in August 2003 and the remaining $790 million in June 2004. An extraordinary gain of $16 million (net of tax of $9 million) recorded in the second quarter of 2004 represents an increase in the carrying value of the regulatory asset subject to securitization. The increase in the related regulatory asset is due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the principal and interest of the bonds. Classification of the gain as extraordinary is reflective of the regulatory financing order having arisen from legislation to transition the Texas electricity market to competition.

5.     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

FIN 47 was effective with reporting for the fourth quarter of 2005. This interpretation clarifies the term “conditional asset retirement” under SFAS 143 and requires entities to record the fair value of legally binding asset retirement obligations, the timing or method of settlement of which is conditional on a future event. For TXU Corp., such liability relates to generation assets asbestos removal and disposal costs. As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2005. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

The following table details the $8 million net charge in December 2005 arising from the adoption of FIN 47:

Increase in property, plant and equipment - net	$5
Increase in other noncurrent liabilities and deferred credits	(17)
Increase in accumulated deferred income taxes	4
Cumulative effect of change in accounting principle	$(8)

SFAS 123R, which addresses accounting for stock-based compensation costs, was issued in December 2004. TXU Corp. early adopted SFAS 123R effective October 1, 2004 and recorded a cumulative effect of change in accounting principle of $10 million after-tax (representing a net credit). See Note 22 for additional information.

6.	IMPAIRMENT OF NATURAL GAS-FUELED GENERATION PLANTS

In the second quarter of 2006, TXU Corp. performed an evaluation of its natural gas-fueled generation plants for impairment in accordance with the requirements of SFAS 144, which provides that long-lived assets should be tested for recovery whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In consideration of the new lignite/coal-fueled generation plant development program, among other factors, TXU Corp. determined that it was more likely than not that its gas-fueled generation plants, which have generally been operated to meet peak demands for electricity, would be sold or otherwise disposed of before the end of their previously estimated useful lives and should be tested for impairment as an asset group. As a result, it was determined that an impairment existed, and a charge of $198 million ($129 million after-tax) was recorded in the second quarter of 2006 to write down the assets to fair value, which was determined based on discounted estimated future cash flows. Future cash flow expectations are subject to considerable estimation, including forecasts of future natural gas prices and market heat rates. Further, the form and timing of usage and ultimate disposition of the plants is uncertain. Because of the highly judgmental nature of key assumptions and potential volatility of market conditions, the adjusted carrying value of the plants does not necessarily represent the amount of proceeds from any transaction to sell the plants and future additional impairment is possible. The impairment was reported in other deductions in the Statements of Consolidated Income and included in the results of the TXU Energy Holdings segment.

7.	CUSTOMER APPRECIATION BONUS

In the fourth quarter of 2006, TXU Corp. announced a special customer appreciation bonus program. Under the program, a $100 bonus will be provided to residential customers receiving service as of October 29, 2006 and living in areas where TXU Corp. offered its price-to-beat rate, which expired January 1, 2007 in accordance with the Texas deregulation provisions. Eligible customers are not required to continue to receive service from TXU Corp. to receive the bonus. The bonus is expected to be paid out in the form of credits on customer bills, with approximately $40 million paid out in the fourth quarter of 2006 and the balance expected to be fully settled in 2007. The bonus program resulted in a pretax charge of $162 million ($105 million after-tax) in the fourth quarter of 2006. The charge was recorded as a reduction to revenue in the TXU Energy Holdings segment.

8.	RESTRUCTURING ACTIONS IN 2004

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

The restructuring activities resulted in unusual charges and credits impacting 2004 income from continuing operations, summarized as follows and discussed below in more detail:

	Income Statement	Charge/(Credit) to Earnings
	Classification	Pretax	After-tax
TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination charge	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Cities rate settlement charge	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1
Corporate and other:
Debt extinguishment losses	Other deductions	416	382
Litigation accrual	Other deductions	86	56
Executive compensation	SG&A	52	52
Consulting and professional fees	SG&A	54	35
Employee severance costs	Other deductions	5	3
Transaction related fees	Other deductions	5	3
Recognition of income tax benefit	Income taxes	─	(75)

Total		$1,190	$828

In addition, income from discontinued operations in 2004 included recognition of $680 million in tax benefits related to the write-off of the investment in TXU Europe, a net charge of $193 million after-tax on the disposition of TXU Gas, a net charge of $143 million after-tax related to the settlement of potential claims related to TXU Europe, a net credit of $129 million after-tax related to the sale of TXU Australia and a net charge of $17 million after-tax related to the disposition of the Pedricktown, New Jersey generation business. See Note 3 for a discussion of these items.

Following is a discussion of major actions associated with the restructuring plan affecting income from continuing operations:

Sale of TXU Fuel— In June 2004, TXU Corp. completed the sale of the assets of TXU Fuel, the former intrastate gas transportation subsidiary of TXU Energy Holdings, for $500 million in cash. As part of the transaction, TXU Energy Holdings entered into a transportation agreement with the new owner, intended to be market-price based, to transport natural gas to TXU Energy Holdings’ generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain related to the sale of $375 million is being recognized over the eight-year life of the transportation agreement, and the business was not accounted for as a discontinued operation. The sale of TXU Fuel assets resulted in a capital gain and allowed for recognition of a $75 million income tax benefit for utilization of a portion of the capital loss deduction arising from the write-off of the investment in TXU Europe.

Capgemini Outsourcing Agreement— In May 2004, TXU Corp. entered into a services agreement with Capgemini Energy LP (Capgemini). Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 21 months of their transfer to Capgemini. Accordingly, TXU Corp. recorded a $40 million ($26 million after-tax) charge for severance expense in the second quarter of 2004. (See Note 25 for further details regarding severance liabilities.) In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. Transition expenses of $14 million ($9 million after-tax) were recorded by TXU Corp. during 2004, and the remainder was expensed as incurred in 2005.

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

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described immediately above. See Note 20 for additional discussion of TXU Corp.’s investment in Capgemini and related terms of the agreement.

Actions Related to Generation Operations— In December 2004, TXU Corp. executed an agreement to terminate, for a payment of $172 million, a power purchase and tolling agreement expiring in 2006. The agreement had been entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, TXU Corp. recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. TXU Corp. also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gain from the sale of the two plants.

Also in December 2004, TXU Corp. committed to immediately cease operating for its own benefit nine leased gas-fueled combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. A $16 million credit was recorded in 2005 to adjust the liability recorded in 2004 for changes in estimated sublease proceeds.

Effective November 1, 2004, TXU Corp. entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash. The lease termination resulted in a charge of $21 million ($14 million after-tax).

As part of a review of its generation asset portfolio in the second quarter of 2004, TXU Corp. completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. As a result of this review, TXU Corp. recorded a charge of $79 million ($51 million after-tax), to reflect excess inventory on hand and to write down carrying values to scrap values.

TXU Corp. recorded charges totaling $15 million ($10 million after-tax) in 2004 for employee severance costs and impairments ($1 million pretax) arising from a decision to take a number of gas-fueled generation units out of service.

Organization Realignment and Headcount Reductions— During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and certain involuntary severance actions and recorded severance charges totaling $77 million ($49 million after-tax).

Liability and Capital Management— TXU Corp. utilized cash proceeds from the sale of TXU Australia, TXU Gas and TXU Fuel and other assets sales as well as cash provided from operations and lower-cost debt issuances in 2004 to increase value and reduce risks through an ongoing liability management initiative. Largely under this initiative, in 2004 TXU Corp. repurchased or legally defeased $3.6 billion of debt securities (including equity-linked debt securities and debt held by subsidiary trusts). Debt extinguishment losses in 2004 totaled $416 million ($382 million after-tax). See Note 17 for a discussion of the repurchase of preferred membership interests.

Cities Rate Settlement— In the fourth quarter of 2004, TXU Corp. recorded a $21 million ($14 million after-tax) charge for estimated payments under a settlement, which was finalized in February 2005, with a number of municipalities initiating an inquiry regarding distribution rates charged by TXU Electric Delivery.

Litigation— In the fourth quarter of 2004, management assessed the progress and status of matters in litigation, and in anticipation of resolution, recorded a charge of $86 million ($56 million after-tax) net of estimated insurance recoveries. This net charge relates almost entirely to the shareholders’ litigation settlement initially filed in October 2002. TXU Corp. reached a comprehensive settlement of the lawsuit in January 2005. The agreement included a one-time payment to the class members of $150 million, of which insurance carriers reimbursed TXU Corp. $101 million in 2005 and $15 million in 2006.

9.	CITIES RATE SETTLEMENT IN 2006

In January 2006, TXU Electric Delivery agreed with a steering committee representing 108 cities in Texas (Cities) to defer the filing of a system-wide rate case with the Commission to no later than June 30, 2008 (based on a test year ending December 31, 2007), unless the Cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. TXU Electric Delivery has extended the benefits of the agreement to 292 nonlitigant cities. Based on the final agreements, including the participation of the nonlitigant cities, payments to the cities are estimated to total approximately $70 million, including incremental franchise taxes.

This amount is being recognized in earnings of the TXU Electric Delivery segment over the period from May 2006 through June 2008. Amounts recognized in 2006 totaled $18 million and have been reported in the other deductions (see Note 12) and franchise and revenue-based taxes in the Statements of Consolidated Income.

10.	TEXAS MARGIN TAX

In May 2006, the Texas Legislature enacted reforms of the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax. The Texas margin tax is a significant change in Texas tax law because it generally makes all legal entities subject to tax, including general and limited partnerships, while the current franchise tax system applies only to corporations and limited liability companies. TXU Corp. conducts significant operations through Texas limited partnerships that will become subject to the new Texas margin tax. The effective date of the Texas margin tax, which has been interpreted to be an income tax for accounting purposes, is January 1, 2008 for calendar year-end companies, and the computation of tax liability is expected to be based on 2007 revenues as reduced by certain deductions.

In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, TXU Corp. estimated and recorded a net charge to deferred tax expense of $41 million in the second quarter of 2006. An additional adjustment of $3 million was recorded in the fourth quarter of 2006. Essentially all of the effect of the Texas margin tax was reported in the TXU Energy Holdings segment. The total estimate recorded in 2006 was based on the Texas margin tax law in its current form and the guidance issued by the Texas Comptroller of Public Accounts (Comptroller). TXU Corp. expects the law to be amended in the 2007 Texas legislative session and for the Comptroller to issue further guidance.

11.   INCOME TAXES

 The components of TXU Corp.’s income tax expense applicable to continuing operations are as follows:

	Year Ended December 31,
	2006	2005	2004

Current:
US Federal	$500	$145	$25
State	5	6	26
Non-US	1	―	2
Total	506	151	53
Deferred:
US Federal	715	498	31
State	63	4	(19)
Total	778	502	12
Amortization of investment tax credits	(21)	(21)	(23)
Total	$1,263	$632	$42

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations before income taxes, extraordinary gain (loss) and cumulative effect of changes in accounting principles:
Domestic	$3,728	$2,408	$123
Non-US	─	(1)	─
Total	$3,728	$2,407	$123

Income taxes at the US federal statutory rate of 35%	$1,305	$842	$43

Losses on extinguishment of debt	─	─	107
Lignite depletion allowance	(51)	(33)	(25)
Production activities deduction	(14)	─	─
Recognition of benefits related to TXU Europe	─	(138)	(75)
Amortization of investment tax credits - net of deferred income tax effect	(15)	(15)	(17)
Amortization (under regulatory accounting) of statutory rate changes	(7)	(7)	(8)
Medicare subsidy ― other postretirement employee benefits	(8)	(9)	(11)
Nondeductible compensation expense	─	(5)	18
State income taxes, net of federal tax benefit	6	7	5
Texas margin tax	44	─	─
Other, including audit settlements	3	(10)	5
Income tax expense	$1,263	$632	$42

Effective tax rate	33.9%	26.3%	34.1%

TXU Europe — In the first quarter of 2005, TXU Corp. recognized a $138 million tax benefit related to the 2002 TXU Europe worthlessness deduction. The recognition of the tax benefit was based on the identification of tax planning strategies TXU Corp. would implement to ensure utilization of capital losses associated with the write-off of the investment in TXU Europe. Classification of this benefit in continuing operations is in accordance with SFAS 109.

In 2004, TXU Corp. recognized tax benefits related to TXU Europe totaling $755 million, of which $680 million was classified as discontinued operations. The recognition of benefits was based on a preliminary notice of proposed adjustment issued by the IRS in June 2004. The notice proposes, among other things, that the worthlessness deduction for the write-off of the investment in TXU Europe claimed on the 2002 tax return as an ordinary loss be instead treated as a capital loss (deductible only against capital gains). TXU Corp. had previously not recognized in net income any benefit related to the TXU Europe write-off due to a number of uncertainties regarding the income tax effects.

The benefit recognized includes the effect of the expected utilization of the TXU Europe worthlessness deduction against the capital gains arising from the dispositions of TXU Australia, TXU Gas, TXU Fuel and other 2004 and prior year transactions.

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

Deferred Income Tax Balances— Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2006 and 2005, balance sheet dates are as follows:

	December 31,
	2006				2005
	Total	Current		Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Net operating loss (NOL) carryforwards	$12	$	─	$12	$666	$666	$	─
Alternative minimum tax credit
carryforwards	768		209	559	651	─		651
Employee benefit liabilities	496		7	489	410	15		395
Unamortized investment tax credits	137		─	137	145	─		145
Capital loss carryforward	31		31	─	138	─		138
Deferred gain on sale of assets	121		─	121	136	─		136
Other	242		12	230	356	43		313
Total	1,807		259	1,548	2,502	724		1,778

Deferred Income Tax Liabilities
Book/tax depreciation differences	3,523		─	3,523	3,400	─		3,400
Mark-to-market net deductions	966		4	962	761	4		757
Deductions related to TXU Europe	465		─	465	592	─		592
Effects of amounts recorded as
regulatory assets	484		─	484	538	─		538
Other	354		2	352	191	3		188
Total	5,792		6	5,786	5,482	7		5,475
Net Deferred Income Tax (Asset) Liability	$3,985		$(253)	$4,238	$2,980	$(717)		$3,697

At December 31, 2006, TXU Corp. had $768 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. The AMT credit carryforwards have no expiration date. At December 31, 2006, TXU Corp. had net operating loss (NOL) carryforwards for federal income tax purposes of $12 million that expire between 2022 and 2026. The NOL carryforwards can be used to offset future taxable income. TXU Corp. fully expects to utilize all of its NOL carryforwards prior to their expiration dates.

The income tax effects of the components included in accumulated other comprehensive income for the year ended December 31, 2006 total a net deferred tax liability of $321 million.

See Note 16 under “Income Tax Contingencies” for discussion of tax matters related to TXU Europe and the status of IRS audits.

See Note 1 for discussion regarding the implementation of FIN 48, which addresses accounting for uncertain tax positions.

12.     OTHER INCOME AND DEDUCTIONS

	Year Ended December 31,
	2006	2005		2004
Other income:
Gain on contract settlement (a)	$26	$	─	$	─
Amortization of gain on sale of TXU Fuel (Note 8)	47		47		27
Net gain on sale of other properties and investments (b)	22		42		107
Insurance recovery of litigation settlement (c)	15		35		─
Insurance recoveries related to generation assets	2		8		─
Electricity sale agreement termination fee	─		4		─
Equity portion of allowance for funds used during construction	─		3		4
Other	9		12		10
Total other income	$121		$151		$148
Other deductions:
Charge for impairment of natural gas-fueled generation plants (Note 6)	$198	$	─	$	─
Asset writedown and generation-related lease termination
charges (credit) (see Note 8 for 2005 and 2004 items)	4		(16)		376
Equity losses of an unconsolidated affiliate engaged in broadband-
over-powerline activities	14		─		─
Debt extinguishment losses (See Note 8 regarding 2004 charges)	1		─		416
Litigation settlements (See Note 8 regarding 2004 charges)	9		7		86
Employee severance charges (See Note 8 regarding 2004 charges)	─		1		132
Termination of electricity purchase contract (See Note 8 regarding
2004 charges)	─		─		101
Costs related to cities rate settlements (Notes 8 and 9)	13		1		21
Capgemini outsourcing transition costs (Note 8 regarding 2004 charges)	─		11		14
Restructuring transaction-related fees	─		─		5
Expenses related to canceled construction projects	─		─		6
Transition costs related to InfrastruX Energy Services joint venture	7		─		─
Employee retirement benefit costs related to discontinued business	23		15		─
Charge (credit) related to coal contract counterparty claim (d)	(12)		12		─
Other	12		14		15
Total other deductions	$269		$45		$1,172

(a)
Represents a gain recorded in the second quarter of 2006 upon the settlement of a contract dispute related to antenna site rentals by a telecommunications company (reported in Corporate and Other nonsegment operations).

(b)
Includes gains on land sales of $12 million in 2006, $33 million in 2005 and $19 million in 2004. (All reported in the TXU Energy Holdings segment except $1 million in 2006 reported in the TXU Electric Delivery segment.) The 2006 period also includes a $10 million gain related to the sale of mineral interests (reported in Corporate and Other nonsegment operations). The 2005 period also includes a $7 million gain on the sale of an out-of-state electricity transmission project (reported in the TXU Energy Holdings segment). The 2004 period also includes $30 million in amortization of a deferred gain related to the sale of generation plants in 2002. The remaining $58 million in 2004 represents the recognition of the remaining previously deferred gain (reported in the TXU Energy Holdings segment). See Note 8.

(c)
Represents additional insurance recoveries recorded in the third quarter of 2006 and second quarter of 2005 related to the 2005 settlement of the shareholders’ litigation (reported in Corporate and Other nonsegment operations).

(d)
In the first quarter of 2006, TXU Corp. recorded a credit of $12 million upon settlement of a claim against a counterparty for nonperformance under a coal contract. A charge in the same amount was recorded in the first quarter of 2005 for losses due to the nonperformance (reported in the TXU Energy Holdings segment).

13.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

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

The maximum amount currently available under the program is $700 million, and the program funding was $627 million as of December 31, 2006. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the originators’ customer deposits if TXU Energy Company’s fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Company’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Company’s coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $116 million, did not affect funding availability at that date as TXU Energy Company’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $211 million and $201 million at December 31, 2006 and 2005, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees, also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $40 million, $23 million and $12 million in 2006, 2005 and 2004, respectively, and averaged 5.8%, 4.0% and 2.1% (on an annualized basis) of the funding under the program in 2006, 2005 and 2004, respectively. The servicing fee, which totaled approximately $4 million in both 2006 and 2005 and $7 million in 2004, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. The program fees represent essentially all the net incremental costs of the program on a consolidated basis and are reported in SG&A expenses.

The accounts receivable balance reported in the December 31, 2006 consolidated balance sheet includes $838 million face amount of trade accounts receivable of TXU Energy Company and TXU Electric Delivery sold to TXU Receivables Company, such amount having been reduced by $627 million of undivided interests sold by TXU Receivables Company. Funding under the program related to continuing operations decreased $44 million in 2006, increased $197 million in 2005 and decreased $73 million in 2004. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Year Ended December 31,
	2006	2005	2004

Cash collections on accounts receivable	$8,503	$7,450	$8,449
Face amount of new receivables purchased	(8,469)	(7,511)	(8,149)
Discount from face amount of purchased receivables	44	27	19
Program fees paid	(40)	(23)	(12)
Servicing fees paid	(4)	(4)	(7)
Increase in subordinated notes payable	10	(136)	(174)
Operating cash flows used by (provided to) TXU Corp. under the program	$44	$(197)	$126
Cash flow related to disposed TXU Gas business	―	―	(53)
Cash flows used by (provided to) continuing operations	$44	$(197)	$73
Upon termination of the program, cash flows would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

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

Trade Accounts Receivable—
	December 31,
	2006	2005
Gross trade accounts receivable	$1,599	$2,035
Undivided interests in accounts receivable sold by TXU
Receivables Company	(627)	(671)
Allowance for uncollectible accounts related to undivided interests in
receivables retained	(13)	(36)
Trade accounts receivable ― reported in balance sheet	$959	$1,328

Gross trade accounts receivable at December 31, 2006 and 2005 included unbilled revenues of $466 million and $494 million, respectively.

Allowance for Uncollectible Accounts Receivable —
	2006	2005	2004

Allowance for uncollectible accounts receivable as of January 1	$36	$16	$54
Increase for bad debt expense	68	56	90
Decrease for account write-offs	(80)	(68)	(121)
Changes related to receivables sold	4	17	(7)
Other (a)	(15)	15	―
Allowance for uncollectible accounts receivable as of December 31	$13	$36	$16

(a)	Reflects an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. See Note 12.

Allowances related to undivided interests in receivables sold are reported in current liabilities and totaled $26 million and $30 million at December 31, 2006 and December 31, 2005, respectively.

14.   SHORT-TERM FINANCING

Short-term Borrowings— At December 31, 2006 and 2005, the outstanding short-term borrowings of TXU Corp. and its subsidiaries consisted of the following:

	At December 31, 2006		At December 31, 2005
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)

Commercial paper	$1,296	5.53%	$358	4.49%
Bank borrowings	195	5.97%	440	4.86%
Total	$1,491		$798
______________

(a) Weighted average interest rate at the end of the period.

Under the commercial paper programs, TXU Energy Company and TXU Electric Delivery may issue up to $2.4 billion and $1.0 billion, respectively, of these securities. These programs are supported by existing credit facilities.

Credit Facilities— At December 31, 2006, subsidiaries of TXU Corp. had access to credit facilities with the following terms:

		At December 31, 2006
Authorized Borrowers	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TXU Energy Company	May 2007	$1,500	$―	$―	$1,500
TXU Energy Company, TXU Electric Delivery	June 2008	1,400	489	―	911
TXU Energy Company, TXU Electric Delivery	August 2008	1,000	―	150	850
TXU Energy Company, TXU Electric Delivery	March 2010	1,600	3	―	1,597
TXU Energy Company, TXU Electric Delivery	June 2010	500	―	―	500
TXU Energy Company	December 2009	500	455	45	―
Total		$6,500	$947	$195	$5,358

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

In addition, TXU Energy Company and TXU Electric Delivery have a $25 million joint uncommitted line of credit without an expiration date. The terms are generally consistent with existing credit facilities, except that funding remains at the discretion of the lender. As of December 31, 2006, there were no outstanding borrowings under this line of credit.

All letters of credit and cash borrowings under the credit facilities as of December 31, 2006 are the obligations of TXU Energy Company. Outstanding commercial paper, which totaled $623 million for TXU Energy Company and $673 million for TXU Electric Delivery as of December 31, 2006, is supported by these facilities but does not limit the availability.

15.   LONG-TERM DEBT

Long-term debt — At December 31, 2006 and 2005, the long-term debt of TXU Corp. consisted of the following:

	December 31,
	2006	2005
TXU Energy Company
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006 (a) (b)	―	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006 (a) (b)	―	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006 (a) (c)	―	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
4.000% Floating Series 2001A due October 1, 2030 (e)	71	71
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006 (a) (d)	―	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
3.960% Floating Series 2001D due May 1, 2033 (e)	268	268
5.370% Floating Taxable Series 2001I due December 1, 2036 (e)	62	62
4.000% Floating Series 2002A due May 1, 2037 (e)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	―

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
6.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
4.110% Floating Series 2006A due November 1, 2041, remarketing date May 9, 2007 (g) (j)	47	―
4.110% Floating Series 2006B due November 1, 2041, remarketing date May 9, 2007 (g) (j)	46	―

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006 (a) (d)	―	37
4.110% Floating Series 2006 due November 1, 2041, remarketing date May 9, 2007 (g) (j)	50	―

Other:
6.125% Fixed Senior Notes due March 15, 2008 (swapped to variable) (f)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
4.920% Floating Rate Senior Notes due January 17, 2006 (interest rate in effect at December 31, 2005)	―	400
Capital lease obligations	98	103
Fair value adjustments related to interest rate swaps	10	9
Total TXU Energy Company	$3,036	$3,456

	December 31,
	2006	2005
TXU Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015 (swapped to variable) (f)	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007 (swapped to variable) (f)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(16)	(17)
Sub-total	3,034	3,033

TXU Electric Delivery Transition Bond Company LLC (h)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	8	44
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	158	215
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total TXU Electric Delivery Transition Bond Company LLC	1,074	1,167
Total TXU Electric Delivery	4,108	4,200

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	85	91
9.580% Fixed Notes due in semiannual installments through December 4, 2019	62	65
8.254% Fixed Notes due in quarterly installments through December 31, 2021	59	62
6.171% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (g)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized premium	5	5
Total US Holdings	230	242

TXU Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008 (swapped to variable) (f)	200	200
6.375% Fixed Senior Notes Series J due June 15, 2006	―	683
4.446% Fixed Senior Notes Series K due November 16, 2006	―	50
5.800% Fixed Senior Notes Series M due May 16, 2008 (i)	―	179
4.800% Fixed Senior Notes Series O due November 15, 2009 ($450 swapped to variable) (f)	1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014 ($500 swapped to variable) (f)	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024 ($400 swapped to variable) (f)	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022	99	109
6.874% Floating Convertible Senior Notes due July 15, 2033 (g)	25	25
Fair value adjustments related to interest rate swaps	(73)	(53)
Unamortized discount	(9)	(9)
Total TXU Corp.	3,742	4,684

Total TXU Corp. consolidated	11,116	12,582
Less amount due currently	(485)	(1,250)
Total long-term debt	$10,631	$11,332
____________________
(a)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Repurchased on May 1, 2006 for remarketing at a later date.
(c)	Repurchased on June 19, 2006 for remarketing at a later date.
(d)	Repurchased on November 1, 2006 for remarketing at a later date.
(e)	Interest rates in effect at December 31, 2006. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(f)	Interest rates swapped to variable on a net $2.5 billion of $3.9 billion aggregate principal amount at December 31, 2006.
(g)	Interest rates in effect at December 31, 2006.
(h)	These bonds are nonrecourse to TXU Electric Delivery and were issued to recover a regulatory asset.
(i)	Equity-linked.
(j)
These series are in a weekly interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate period will be reset for the bonds.

Debt-related Activity in 2006— In November 2006, TXU Energy Company issued the Sabine River Authority of Texas Series 2006A and 2006B pollution control revenue bonds with aggregate principal amounts of $47 million and $46 million, respectively. Also in November 2006, TXU Energy Company issued the Trinity River Authority of Texas Series 2006 pollution control revenue bonds with an aggregate principal amount of $50 million. All three bond series were issued in conjunction with the generation facility development program and have weekly reset floating interest rates, mature in November 2041 and are expected to be repurchased by May 9, 2007. All three bond series are classified as long-term debt due currently. Net proceeds of $141 million ($143 million principal amount less issuance expenses) from the issuance are held in a trust and, along with related earned interest, are classified as restricted cash. Such proceeds will be released to TXU Energy Company by the trust at such time documentation of qualified expenditures are presented and approved by the trustee.

In November 2006, upon the scheduled mandatory tender date, TXU Energy Company repurchased all of the Trinity River Authority of Texas Series 2001A and Brazos River Authority Series 2001B pollution control revenue bonds with aggregate principal amounts of $37 million and $19 million, respectively, at a price of 100% of the principal amount thereof. TXU Energy Company currently plans to remarket these bonds.

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

In March 2006, TXU Energy Company issued the Brazos River Authority Series 2006 Pollution Control Revenue Bonds with an aggregate principal amount of $100 million. The bonds have a fixed interest rate of 5.0% and mature in March 2041. Net proceeds of $100 million (principal amount less issuance expenses) from the issuance are held in a trust and, along with related earned interest, are classified as restricted cash. Such proceeds will be released to TXU Energy Company by the trust at such time as documentation of qualified expenditures are presented and approved by the trustee.

Other retirements of long-term debt in 2006 totaling $1.3 billion represented payments at scheduled maturity dates and included $733 million of TXU Corp. senior notes and $400 million of TXU Energy Company senior notes.

Debt-related Activity in 2005─ In December 2005, in connection with the consolidation of the combustion turbine lease trust, TXU Corp. assumed $91 million principal amount of 7.460% fixed secured bonds with amortizing principal payments through 2015. See Note 4 for additional discussion.

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

In January 2005, TXU Energy Company remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

Other retirements of long-term debt in 2005 totaling $138 million represent payments at scheduled maturity dates.

Fair Value Hedges— TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2006, $2.5 billion of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2024. These swaps qualified for and were designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the conditions for assuming no ineffectiveness are met). In December 2006, interest rate swaps related to $300 million principal amount of debt were dedesignated as fair value hedges. Offsetting swap positions were entered into and both the original swaps and offsetting positions are subsequently being marked-to-market in net income.

Long-term debt fair value adjustments—

	At December 31,
	2006	2005
Long-term debt fair value adjustments related to interest rate swaps at beginning of period ― net (reduction) increase in debt carrying value	$(44)	$15
Fair value adjustments during the period	(13)	(49)
Recognition of net gains on settled fair value hedges (a)	(6)	(10)
Long-term debt fair value adjustments at end of period ― net reduction in debt carrying value (net out-of-the-money value of swaps)	$(63)	$(44)
___________

(a) Net value of settled in-the-money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amounts are pretax.

Any changes in unsettled swap fair values reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

Securitization (Transition) Bonds— Under a regulatory financing order authorizing the issuance of $1.3 billion principal amount of transition bonds to recover regulatory assets, a bankruptcy-remote financing subsidiary of TXU Electric Delivery issued $500 million principal amount of transition bonds in August 2003 and the remaining $790 million principal amount in June 2004. Amounts to service the principal and interest on the bonds are recovered from REPs by TXU Electric Delivery through a distribution fee surcharge. Also see Note 4.

Convertible Senior Notes— At December 31, 2006 and 2005, TXU Corp. had $25 million principal amount outstanding of its Floating Rate Convertible Senior Notes due 2033. The notes bear regular interest at an annual floating rate equal to 3-month LIBOR, determined quarterly, plus 150 basis points, and are payable in arrears quarterly commencing October 15, 2003. The notes will bear additional contingent interest during periods after July 15, 2008 if the average trading price of the notes for a specified period exceeds 120% of the principal amount of the notes. The notes conversion rate at December 31, 2006 is 60.2958 shares of TXU Corp. common stock per $1,000 principal amount of notes, which equates to 1,523,916 shares. Should the holders elect to convert the notes, TXU Corp. has the option to settle the conversion in cash, common stock or a combination of both. At December 31, 2006, TXU Corp. intended to settle any future conversion of the remaining $25 million principal amount of outstanding notes in common stock.

Maturities— Transition bond sinking fund requirements and other long-term debt maturities at December 31, 2006, were as follows:

Year
2007	$474
2008	576
2009	1,129
2010	135
2011	143
Thereafter	8,644
Unamortized premium and discount and fair value adjustments	(83)
Capital lease obligations	98
Total	$11,116

16.     COMMITMENTS AND CONTINGENCIES

Commitments

Generation Development Program— In April 2006, TXU Corp. announced a plan to develop and construct up to 11 lignite/coal-fueled generation facilities in Texas, the development of eight of which were suspended in February 2007. Subsidiaries of TXU Corp. have executed engineering, procurement and construction (EPC) agreements for the three units now expected to be completed. TXU Corp. or the EPC contractors had placed orders for critical long lead-time equipment, including boilers, turbine generators and air quality control systems for all 11 units. Capital expenditures under these arrangements totaled $1.0 billion as of December 31, 2006. If all the agreements had been canceled as of that date, an additional estimated obligation of up to $430 million would have arisen. This estimated gross cancellation exposure of $1.4 billion at December 31, 2006 excluded any recovery values related to the assets acquired and for owned assets that are intended to be utilized in the program.

    Other Contractual Commitments— At December 31, 2006, TXU Corp. had noncancelable commitments under energy-related contracts, leases and other agreements as follows:

	Coal purchase agreements and coal transportation agreements	Pipeline transportation and storage reservation fees	Capacity payments under power purchase agreements (a)	Nuclear Fuel Contracts	Water Rights Contracts
2007	$151	$62	$107	$82	$6
2008	98	42	54	134	7
2009	102	38	―	111	7
2010	―	37	―	36	7
2011	―	38	―	26	7
Thereafter	―	16	―	121	53
Total	$351	$233	$161	$510	$87

(a)
On the basis of TXU Corp.’s current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Future minimum lease payments under both capital leases and operating leases are as follows:

	Capital	Operating
	Leases	Leases (a)
2007	$17	$52
2008	16	47
2009	15	47
2010	14	45
2011	10	41
Thereafter	47	285
Total future minimum lease payments	119	$517
Less amounts representing interest	21
Present value of future minimum lease payments	98
Less current portion	11
Long-term capital lease obligation	$87

(a)
Includes operating leases with initial or remaining noncancelable lease terms in excess of one year. Excludes TXU Energy Holdings’ future minimum lease payments for combustion turbines owned by a lease trust of $17 million in 2007, $17 million in 2008, $17 million in 2009, $17 million in 2010, $17 million in 2011 and $51 million in periods thereafter.

TXU Energy Company has commitments in place to replace the four steam generators and reactor vessel head in Unit 1 of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003 and equipment delivery occurred in late 2006. Estimated future project capital spending to complete the installation, expected in 2007, totals $87 million.

Contingencies

    Litigation ─ On February 28, 2007, a lawsuit was filed in the 160th District Court, Dallas County, Texas seeking compensatory damages and injunctive relief arising out of the Merger Agreement. The suit, filed by putative TXU Corp. shareholder, International Brotherhood of Electrical Workers Local 98 Pension Fund, individually, and as a class action for similarly situated shareholders, alleges that directors of TXU Corp. breached fiduciary duties owed TXU Corp. shareholders by approving the Merger Agreement. Named as defendants are TXU Corp. and directors of its Board, as well as private equity firms and investors involved in the transaction. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action.

On February 27, 2007, a lawsuit was filed in the 68th District Court, Dallas County, Texas arising out of the Merger Agreement. The suit, filed by putative TXU Corp. shareholders Gary and Lon Grady, alleges that directors of TXU Corp., named as defendants, breached fiduciary duties owed TXU Corp. by approving the Merger Agreement. The petition includes claims that directors and/or officers failed to ensure that the transaction was in the best interest of TXU Corp.; that the directors participated in a transaction where their loyalties were divided and where they were to receive a personal financial benefit; and that such alleged conduct constituted a breach of their duties of care, loyalty, good faith, candor and independence owed to TXU Corp. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, TXU Corp. believes that the plaintiffs failed to comply with provisions of the Texas Business Organizations Code applicable to filing a derivative proceeding.

On February 27, 2007, a lawsuit was filed in the 162nd District Court, Dallas County, Texas by putative TXU Corp. common stock shareholder, J&B Charitable Remainder Trust, asserting claims individually and as a class action on behalf of allegedly similarly situated shareholders. The suit named the directors of TXU Corp. as defendants as well as two private equity firms. The lawsuit contends that the directors violated various fiduciary duties in connection with the February 25, 2007 execution of the Merger Agreement. Plaintiff seeks to enjoin defendants from consummating the Merger Agreement until such time as a procedure or process is adopted to obtain the highest possible price for TXU Corp. shareholders, as well as a request that the court order the directors of TXU Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of TXU Corp. shareholders. The Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation.

On February 26, 2007, a lawsuit was filed in the 101st District Court, Dallas County, Texas by putative TXU Corp. shareholder, Samuel T. Cohen, asserting claims individually and as a class action on behalf of allegedly similarly situated shareholders. The suit named the directors of TXU Corp. as defendants as well as two private equity firms. The lawsuit contends that the directors violated various fiduciary duties in connection with the February 25, 2007 execution of the Merger Agreement. Plaintiff seeks to enjoin defendants from consummating the transactions contemplated by the Merger Agreement until such time as a procedure or process is adopted to obtain the highest possible price for TXU Corp. shareholders, as well as a request that the court direct the officers and directors of TXU Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of TXU Corp. shareholders. The Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation.

On February 26, 2007, a lawsuit was filed in the 192nd District Court, Dallas County, Texas seeking temporary and permanent injunctive relief arising out of the Merger Agreement. The suit, filed by putative TXU Corp. shareholder Brian Gottlieb, individually, and as a class action for similarly situated shareholders, alleges that directors of TXU Corp., named as defendants, breached fiduciary duties owed TXU Corp. shareholders by approving the Merger Agreement. The petition includes claims that directors failed to take steps to properly value or maximize the value of the company and breached their duties of loyalty, good faith, candor and independence owed to TXU Corp. shareholders. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims by shareholders directly against the TXU Corp. Board of Directors when TXU Corp. believes that Texas law does not recognize such a cause of action.

On February 26, 2007, a lawsuit was filed in the 192nd District Court, Dallas County, Texas seeking compensatory damages and injunctive relief arising out of the Merger Agreement. The suit, filed by TXU Corp. shareholder Henry Schipper, individually, and as a class action for similarly situated shareholders, alleges that directors of TXU Corp., named as defendants, breached their fiduciary duty owed TXU Corp. shareholders by approving the Merger Agreement and failing to take all reasonable steps to assure maximization of shareholder value. The petition further claims that directors failed to fully inform themselves about whether greater value could be achieved through the sale of the company to a third party. TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation, including demonstrating to the court that the Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and that the transaction is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims directly against directors when TXU Corp. believes that Texas law does not recognize such a cause of action.

On February 25, 2007, a lawsuit was filed in District Court, Dallas County, Texas by a pension fund against the directors of TXU Corp., asserting claims on behalf of an owner of shares of TXU Corp. common stock as well as seeking to certify a class action on behalf of allegedly similarly situated shareholders. The lawsuit contends that directors of TXU Corp. violated various fiduciary duties owed plaintiff and other shareholders in connection with the February 25, 2007 execution of the Merger Agreement. Plaintiff seeks to enjoin defendants from consummating the Merger Agreement until such time as a procedure or process is adopted to obtain the highest possible price for shareholders, as well as a request that the court direct the officers and directors of TXU Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of TXU Corp. shareholders. The Merger Agreement allows TXU Corp. to solicit other proposals from third parties through April 16, 2007 and is subject to the approval of TXU Corp.’s shareholders. Further, the suit purports to assert claims directly against directors when TXU Corp. believes that Texas law does not recognize such a cause of action. Accordingly, TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation.

On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against TXU Generation Company, LP, Oak Grove Management Company LLC, and TXU Corp. The complaint seeks declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation plant in Robertson County, Texas. The plaintiffs allege violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and seek to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserts that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions on the environment. Plaintiffs further request that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. TXU Corp. believes the Oak Grove air permit, if granted by the TCEQ, will be protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with law. TXU Corp. further believes that the plaintiffs’ complaint should be dismissed in response to the Motion to Dismiss, which has been filed in the litigation, and that the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

On September 6, 2005 a lawsuit was filed in the US District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The plaintiffs’ amended complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The amended complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, management did make a recommendation to the board to reevaluate the dividend policy and the board elected to increase the quarterly dividend. The plaintiffs contend that such disclosure in connection with the tender offer was inadequate. TXU Corp. maintains that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. A Motion to Dismiss was filed by the defendants, and the District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice on August 30, 2006. The plaintiff filed a timely notice of appeal and the matter is now before the Fifth Circuit Court of Appeals with briefing of the appeal completed. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation in the event the Fifth Circuit Court of Appeals reverses the District Court, TXU Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation, including the appeal of the District Court’s order dismissing the complaint.

Between October 19, 2004 and October 31, 2005, twelve lawsuits were filed in various California Superior Courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs alleged that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits were coordinated in the San Diego Superior Court with numerous other natural gas actions as "In re Natural Gas Anti-Trust Cases I, II, III, IV and V." On December 28, 2006, an agreement in principle to settle this matter was reached between the TXU defendants and the plaintiffs in the twelve pending lawsuits. Formal settlement documents were signed in February 2007. Notices of Dismissal were filed in the San Diego Superior Court and the case was dismissed with prejudice on February 14, 2007.

In November 2002, February 2003 and March 2003, three lawsuits were filed in the US District Court for the Northern District of Texas, Dallas Division, asserting claims under ERISA on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits were consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp. serving during the putative class period as well as certain officers of TXU Corp. who were the members of the TXU Thrift Plan Committee. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002. The plaintiffs filed an initial motion for class certification and, after class certification discovery was completed, the District Court denied plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiffs’ second class certification motion, filed on the basis of their amended complaint, was denied and the case was ordered dismissed without prejudice on September 29, 2005. The plaintiffs filed an appeal of the dismissal to the Fifth Circuit Court of Appeals. While on appeal, the matter was referred to the Fifth Circuit’s alternative dispute resolution program and subsequently to mediation. While mediation was unsuccessful, further discussions led to an agreement in principle to settle this litigation on December 24, 2006 for $7.25 million, before attorney’s fees, to be paid by TXU Corp. to the thrift plan pursuant a Court approved allocation. A Memorandum of Understanding confirming the agreement in principle was signed on January 24, 2007 and the settlement is in the process of being confirmed with final settlement documents after which the settlement will be submitted to the District Court for approval. TXU Corp. believes the claims are without merit and, in the event the settlement is not approved, intends to vigorously defend the lawsuit, including the appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action in the event the District Circuit rejects the settlement, the Fifth Circuit reverses the dismissal and remands the case to the District Court or the suit is refiled by the plaintiffs or others seeking to assert similar claims.

In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the US District Court for the Northern District of Texas, Dallas Division, against TXU Corp. and certain of its officers and directors. These lawsuits were consolidated and lead plaintiffs were appointed by the Court. The consolidated complaint alleged violations of the Securities Exchange Act of 1934, as amended, Rule 10b-5 thereunder and the Securities Act of 1933, as amended. On January 20, 2005, TXU Corp. executed a memorandum of understanding settling this litigation for $150 million. After preliminary certification of a settlement class and notice to such class, the District Court conducted a hearing and thereafter on November 8, 2005 granted final approval of the settlement. Certain members of the settlement class who objected to the plan of allocation, the plaintiffs’ attorneys’ fees and other matters related to the approval of the settlement have appealed the orders approving the settlement to the Fifth Circuit Court of Appeals and the appeal remains pending. TXU Corp. believes that the issues raised on appeal are without merit but cannot predict whether the appeal might result in a remand to the District Court for reconsideration of the notice to the settlement class, the plaintiffs’ attorneys’ fees or other matters, and while TXU Corp. cannot predict the effect of the appeal being sustained, it does not believe that the appeal will result in reversal of the approval of the settlement.

In addition to the above, TXU Corp. is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Regulatory Investigations— In October 2006, TXU Portfolio Management Company (TXU Portfolio Management) was notified that the Commission had begun an investigation of its 2005 activities in the ERCOT wholesale electricity market as a result of observations noted in the 2005 State of the Market Report for the ERCOT Wholesale Electricity Markets performed by Potomac Economics, an economic consulting firm. TXU Portfolio Management believes that the investigation will focus on activities involving bids to sell balancing energy and generation unit commitments. Balancing energy represents approximately five to ten percent of the total energy sold in the ERCOT wholesale market. TXU Portfolio Management is cooperating fully with the Commission in its informal investigation.

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena required TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp. including reduction of TXU Corp.’s quarterly dividend in October 2002. TXU Corp. cooperated with the SEC and completed the production of the documents requested by the subpoena as well as other information requested by the SEC. TXU Corp. received a letter dated February 15, 2007 which stated that the investigation had been terminated and that no enforcement action had been recommended to the Commission. Accordingly, TXU Corp. does not expect any action by the SEC against the company related to the matters which were the subject of the investigation.

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

TXU Corp. 1997-2002 Audit— The IRS is currently examining TXU Corp.’s federal income tax returns for 1997-2002. A tax basis step-up of assets that occurred at ENSERCH Corporation prior to its 1997 acquisition by TXU Corp. resulted in a TXU Corp. audit issue as a result of the 2000 sale of the assets. The issue was resolved with the IRS in the first quarter of 2006, and a reserve of $62 million was released (see Note 3). In addition to proposed adjustments with respect to the worthlessness of TXU Corp.’s investment in TXU Europe (discussed separately below), the IRS has issued notices of proposed adjustment with respect to several other items. The IRS is expected to complete its examination in the second quarter of 2007. TXU Corp. expects to protest a number of adjustments and further expects that the protested issues will not be resolved until after 2007. Management believes that tax reserves recorded for potential adjustments to TXU Corp.’s 1997-2002 tax returns are adequate to provide for the expected outcome of the IRS’s proposed adjustments.

TXU Corp. 2003-2005 Audit— TXU Corp. expects that the IRS will commence an examination of its 2003 through 2005 tax returns during 2007. Consistent with its experience in prior audits, TXU Corp. expects that the IRS will propose adjustments to the tax returns and that TXU Corp. will incur some liability to resolve those proposed adjustments with the IRS. The precise nature and amount of any such proposed adjustments is uncertain but the likelihood of occurrence is probable. TXU Corp. has recorded reserves related to potential audit adjustments, representing the estimated tax expense to be incurred as a result of such audit adjustments.

TXU Gas (formerly ENSERCH Corporation) Audits— The IRS audits of the 1993 and 1994-1997 ENSERCH tax returns were closed in 2005. As part of the close of the audit, the IRS filed a notice of deficiency for tax. Although TXU Corp. does not believe that the notice of deficiency is supportable under existing facts and law, TXU Corp. paid this tax and related interest totaling $30 million in 2005, but in 2006 filed a refund claim for these and additional amounts. The IRS and TXU Corp. have extended the time to file suit for refund so the government may review the claim.

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

If TXU Corp.’s ordinary loss deduction claimed on the 2002 tax return is not sustained, TXU Corp. would be required to repay approximately $665 million in tax refunds previously received, inclusive of  related interest, based on the assumptions used to determine the tax benefits recognized after receipt of the notice of proposed adjustments, and before taking into account other potential IRS adjustments to TXU Corp.’s 1997-2002 tax returns.  These amounts are reported as noncurrent liabilities on the December 31, 2006 balance sheet. No material earnings charge is expected with respect to any such repayment. TXU Corp. is unable to predict the timing of any such repayment.

TXU Corp. believes that its original tax reporting of the worthlessness of its investment in TXU Europe as an ordinary deduction was proper and intends to protest the IRS’s proposed adjustments. If TXU Corp.’s position is sustained, a credit of approximately $79 million would be recognized in earnings.

Labor Contracts— Certain personnel engaged in TXU Energy Company and TXU Electric Delivery activities are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. New one-year labor agreements were reached in 2006 covering bargaining unit personnel engaged in TXU Energy Company’s lignite mining and nuclear generation operations. In January 2007, new one-year labor agreements were reached covering bargaining unit personnel engaged in the natural gas-fueled generation operations. Negotiations are currently underway with respect to the collective bargaining agreement covering bargaining unit personnel engaged in TXU Energy Company’s lignite/coal-fueled generation operations. The existing TXU Electric Delivery bargaining agreement will expire in 2007 and wages and benefits are currently being negotiated. A new bargaining unit, representing approximately 500 employees, was certified in TXU Electric Delivery in December 2006, and negotiations will begin on an initial labor agreement in early 2007. Management expects that any changes in collective bargaining agreements will not have a material effect on TXU Corp.’s financial position, results of operations or cash flows; however, TXU Corp. is unable to predict the ultimate outcome of these labor negotiations.

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

The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	enactment of state or federal regulations regarding CO2 emissions;
•	other changes to existing state or federal regulation regarding air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters; and
•	the identification of sites requiring clean-up or the filing of other complaints in which TXU Corp. or its subsidiaries may be asserted to be potential responsible parties.

Guarantees— As discussed below, TXU Corp. and its subsidiaries have entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Disposed TXU Gas operations— In connection with the TXU Gas transaction in October 2004, TXU Corp. agreed, for a period of three years from the disposition date, to indemnify Atmos Energy Corporation for certain qualified environmental claims that may arise in relation to the assets acquired by Atmos Energy Corporation. TXU Corp. is not required to indemnify Atmos Energy Corporation until the aggregate of all such qualified claims exceeds $10 million, and TXU Corp. is only required to indemnify Atmos Energy Corporation for 50% of qualified claims between $10 million and $20 million. The maximum amount that TXU Corp. would be required to pay Atmos Energy Corporation pursuant to this environmental indemnity is $192.5 million. In addition, TXU Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. In each case, TXU Corp.’s indemnification is limited to 10 years from the disposition date. The maximum aggregate amount that TXU Corp. may be required to pay is $1.9 billion. The estimated fair value of the indemnification recorded upon completion of the TXU Gas transaction was $2.5 million. To date, TXU Corp. has not been required to make any payments to Atmos Energy Corporation under this indemnity obligation, and no such payments are currently anticipated.

In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is guaranteed by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $114 million. No claims have been asserted under the guarantee and none are currently anticipated. TXU Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

Residual value guarantees in operating leases— TXU Corp. or a subsidiary is the lessee under various operating leases that guarantee the residual values of the leased facilities. At December 31, 2006, the aggregate maximum amount of residual values guaranteed was approximately $128 million with an estimated residual recovery of approximately $125 million. These leased assets consist primarily of mining equipment, rail cars and vehicles. The average life of the lease portfolio is approximately six years. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002.

Indebtedness guarantee— In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2006, the balance of the indebtedness was $121 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Letters of Credit— At December 31, 2006, TXU Energy Company had outstanding letters of credit under its revolving credit facilities in the amount of $455 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions, and for miscellaneous credit support requirements. As of December 31, 2006, approximately 28% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next four years.

Further, TXU Energy Company has outstanding letters of credit under its revolving credit facilities totaling $455 million at December 31, 2006 to support existing floating rate pollution control revenue bond debt of $446 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2009.

    Security Interest— A first-lien security interest has been placed on the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant to support commodity hedging transactions.

Nuclear Insurance— Nuclear insurance includes liability coverage, property damage, decontamination and premature decommissioning coverage and accidental outage and/or extra expense coverage. The liability coverage is governed by the Price-Anderson Act (Act), while the property damage, decontamination and premature decommissioning coverage is promulgated by the rules and regulations of the NRC. TXU Corp. intends to maintain insurance against nuclear risks as long as such insurance is available. TXU Corp. is self-insured to the extent that losses (i) are within the policy deductibles, (ii) are not covered per policy exclusions, terms and limitations, (iii) exceed the amount of insurance maintained, or (iv) are not covered due to lack of insurance availability. Such losses could have a material adverse effect on TXU Corp.’s financial condition and its results of operations and cash flows.

With regard to liability coverage, the Act provides financial protection for the public in the event of a significant nuclear generation plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.8 billion and requires nuclear generation plant operators to provide financial protection for this amount. The US Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $10.8 billion limit for a single incident mandated by the Act. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

Under the SFP, in the event of an incident at any nuclear generation plant in the US, each operating licensed reactor in the US is subject to an assessment of up to $100.6 million plus a 3% insurance premium tax, subject to increases for inflation every five years. Assessments are limited to $15 million per operating licensed reactor per year per incident. TXU Corp.’s maximum potential assessment under the industry retrospective plan would be $ 201.2 million (excluding taxes) per incident but no more than $30 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $300 million per accident at any nuclear facility. The SFP and liability coverage are not subject to any deductibles.

With respect to nuclear decontamination and property damage insurance, the NRC requires that nuclear generation plant license-holders maintain at least $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.5 billion (subject to $1 million deductible per accident), above which TXU Corp. is self-insured. The $3.5 billion consists of a primary layer of coverage of $500 million provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company, $2.25 billion of premature decommissioning coverage provided by NEIL and $737 million of other property damage coverage from other insurance markets and foreign nuclear insurance pools.

TXU Corp. maintains Accidental Outage Insurance through NEIL to cover the additional costs of obtaining replacement electricity from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week waiting period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident.

If NEIL’s losses exceeded its reserves for the applicable coverages, potential assessments total $14.5 million for primary property, $14.1 million for excess property and $8.3 million for accidental outage.

Also, under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.2 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million that could be reinstated at ANI’s option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Extension Act of 2005, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

17.   SHAREHOLDERS’ EQUITY

Declaration of Dividend— At its February 2007 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.4325 a share, payable April 2, 2007 to shareholders of record on March 2, 2007.

Stock Split― In 2005, TXU Corp.’s board of directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split entitled each shareholder of record at the close of business on November 18, 2005, to receive one additional share for every outstanding share of common stock they held on that date. The additional shares resulting from the stock split were distributed on December 8, 2005.

Common Stock Repurchase — In November 2005, the TXU Corp. board of directors authorized the repurchase of up to 34 million shares of common stock through the end of 2006. This authorization has been extended to year end 2007. Additionally, in November 2006, the TXU Corp. board of directors authorized the repurchase of an additional 20 million shares of common stock through year end 2007. Under these authorities, TXU Corp. has repurchased and retired approximately 31 million shares, including 12 million shares in November 2005 and 19 million shares during the twelve months ended December 31, 2006 at an average price of $49.51 and $51.77 per share, respectively, (including related fees and expenses).

Common Stock Issuance— In May 2006, TXU Corp. settled the purchase contracts associated with its remaining equity-linked debt securities. In connection with the settlement, TXU Corp. issued 5.7 million shares of common stock, resulting in an increase in additional paid-in capital of $180 million.

Accelerated Share Repurchase Program ― In November 2004, TXU Corp. entered into an agreement with a broker-dealer counterparty under which TXU Corp. repurchased and retired 105 million shares of its outstanding common stock at an initial price of $32.29 per share for a total of $3.4 billion. Under the agreement, the counterparty immediately borrowed shares that were sold to and canceled by TXU Corp. and in turn purchased shares in the open market over a subsequent time period; the agreement was subject to a future contingent purchase price adjustment based on the actual price of the shares purchased by the counterparty. In May 2005, TXU Corp. paid $523 million (including related fees and expenses) in cash to the counterparty in full settlement of the transaction. The counterparty had repurchased the shares under the agreement at an average price per share of $36.91.

Thrift Plan— The Thrift Plan is an employee savings plan under which TXU Corp. matches a portion of employees’ contributions of their earnings with a contribution in shares of common stock. Contributions to the Thrift Plan are held by an unconsolidated trust. At December 31, 2006, the Thrift Plan had an obligation of $210 million outstanding in the form of a note payable to TXU Corp (LESOP note). Proceeds from the issuance of the note, which TXU Corp. purchased from a third-party lender in 1990, were used by the Thrift Plan trustee to purchase TXU Corp. common stock on the open market for the purpose of satisfying future matching requirements. These shares (LESOP shares) are held by the Thrift Plan trustee under the leveraged employee stock ownership provision of the Thrift Plan. The note receivable has been classified as a reduction of common stock equity, and the principal and related interest is being amortized as a component of LESOP-related expense.

At December 31, 2006, the Thrift Plan trustee held 6,177,171 shares of TXU Corp. common stock. The Thrift Plan uses dividends received on the LESOP shares held and contributions from TXU Corp., if required, to repay interest and principal on the LESOP note; such contributions totaled $17 million in 2006 and $19 million in 2005. The net expense associated with the Thrift Plan totaled $24 million in 2004, which included $14 million representing the cost of additional matching contributions; the amounts in 2006 and 2005 were not significant.

Direct Stock Purchase and Dividend Reinvestment Plan— Issuances of new shares to satisfy purchases by participants in this plan (including reinvestment of dividends) increased common stock by $4 million in 2004. Since April 2004, share purchases by participants have been satisfied through purchases in the open market by TXU Corp.

At December 31, 2006, authorized but unissued common shares of TXU Corp. were registered with the SEC for new issuance pursuant to provisions of the following:

Number of Shares

DRIP Plan	3,710,195
Thrift Plan	8,849,200
Long-Term Incentive Compensation Plan	5,426,007
Omnibus Incentive Compensation Plan	17,976,140
Convertible senior notes	1,523,916
Other	1,345,494
Total	38,830,952

TXU Corp. Preference Stock― In June 2005, TXU Corp. redeemed for cash all 3,000 shares of its Series B preference stock outstanding (liquidation preference of $100,000 per share) at the aggregate principal amount of $300 million. The preference stock had a dividend rate of 7.24%.

US Holdings’ Preferred Stock― In August 2005, US Holdings redeemed all 379,231 shares of its outstanding preferred stock with a stated value of $38 million for approximately $40 million in cash, including principal, premium and accrued dividends. The preferred stock had dividend rates ranging from $4.00 to $5.08 per share. In December 2005, US Holdings reissued 788 shares of its $4.56 Series preferred stock in private placement transactions.

Exchangeable Preferred Membership Interests of TXU Energy Holdings — In April 2004, TXU Corp. repurchased TXU Energy Holdings’ exchangeable preferred membership interests with a liquidation amount of $750 million for $1.85 billion (including transaction costs). The excess of the purchase price over the carrying value of the securities, net of $384 million in income tax benefits recorded as a deferred tax asset, was recorded as a charge to additional paid-in capital in the amount of $849 million. The carrying value of the securities was $617 million, which is the liquidation amount of $750 million net of $102 million in unamortized discount and $31 million in unamortized debt issuance costs, both recorded at the time of issuance of the securities in November 2002. The charge to additional paid-in capital was accounted for in a manner similar to TXU Corp.’s preference share dividends, resulting in a reduction in net income available to common shareholders.

Dividend Restrictions— At December 31, 2006, there were no restrictions on the payment of common stock dividends or redemption of outstanding shares of TXU Corp. common stock.

    The table below reflects the changes in the number of TXU Corp. common stock shares outstanding:

	2006	2005	2004

Balance at beginning of year	470,845,978	479,705,760	647,766,184
Issuances under equity-linked debt securities	5,683,791	2,708,250	3,634,742
Issuances under Direct Stock Purchase and Dividend
Reinvestment Plan	─	─	220,028
Issuances under stock-based incentive compensation
plans (Note 22)	2,200,766	1,093,480	1,187,028
Issued on conversion of convertible senior notes	─	9,716	─
Repurchases	(18,165,403)	(12,476,228)	(168,514,888)
Forfeitures and cancellations under stock-based incentive
compensation plan	(1,320,609)	(195,000)	(4,587,334)
Balance at end of year	459,244,523	470,845,978	479,705,760

18.   COMMODITY CONTRACT ASSETS AND LIABILITIES

Commodity contract assets and liabilities primarily represent mark-to-market values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133.

Current and noncurrent commodity contract assets totaling $438 million and $1.9 billion at December 31, 2006 and 2005, respectively, are stated net of applicable credit (collection) and performance reserves totaling $9 million and $12 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Current and noncurrent commodity contract liabilities totaled $461 million and $2.0 billion at December 31, 2006 and 2005, respectively. The balance at December 31, 2006 includes a $109 million “day one” loss recorded in the second quarter of 2006 associated with a related series of hedging contracts entered into at below market prices. The contracts, the value of which are based on natural gas prices, are intended to hedge exposure to future changes in electricity prices. The loss was recorded as a reduction of revenues, consistent with other mark-to-market gains and losses, and is included in the results of the TXU Energy Holdings segment. Future changes in fair value of the contracts, to the extent effective, are expected to be largely reflected in other comprehensive income due to designation as cash flow hedges.

19.   CASH FLOW HEDGE AND OTHER DERIVATIVE ASSETS AND LIABILITIES

Cash flow hedge and other derivative assets and liabilities represent mark-to-market values of derivative contracts, the substantial majority of which have been designated as cash flow or fair value hedges under SFAS 133. Cash flow hedges consist primarily of natural gas derivative financial instruments. The change in fair value of these derivative assets and liabilities are recorded as other comprehensive income or loss to the extent the hedges are effective; the ineffective portion of the change in fair value is included in net income. (See Note 1 under “Derivative Instruments and Mark-to-Market Accounting”). Fair value hedges consist of fixed-to-variable interest rate swaps, and the change in fair value of the derivative assets and liabilities are recorded as an increase or decrease in the carrying value of the debt.

    A summary of cash flow hedge and other derivative assets and liabilities follows:

	December 31,
	2006	2005

Current and noncurrent assets:
Commodity-related cash flow hedges	$933	$131
Debt-related fair value hedges	4	─
Other	9	9
Total	$946	$140

Current and noncurrent liabilities:
Commodity-related cash flow hedges	$23	$295
Debt-related fair value hedges	89	71
Total	$112	$366

Other Cash Flow Hedge Information

TXU Corp. experienced cash flow hedge ineffectiveness related to positions held at the end of the period of $218 million in net gains in 2006, $38 million in net losses in 2005 and $21 million in net losses in 2004. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled $239 million in net gains in 2006, $27 million in net losses in 2005 and $19 million in net losses in 2004.

As of December 31, 2006, commodity positions accounted for as cash flow hedges reduce exposure to variability of future cash flows from future revenues or purchases through 2011.

Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or become probable of not occurring. No amounts were reclassified into earnings in 2006, 2005 or 2004 as a result of the discontinuance of cash flow hedge accounting because a hedged forecasted transaction became probable of not occurring.

Cash flow hedge amounts reported in the Statements of Consolidated Comprehensive Income exclude net gains and losses associated with cash flow hedges entered into and settled within the periods presented. These amounts totaled $31 million in after-tax net gains in 2006, $53 million in after-tax net losses in 2005 and $1 million in after-tax net gains in 2004.

TXU Corp. expects that $132 million of after-tax net gains related to cash flow hedges included in accumulated other comprehensive income will be reclassified into net income during the next twelve months as the related hedged transactions are settled and affect net income. Of this amount, $139 million in gains relate to commodity hedges and $7 million in losses relate to debt-related hedges. The following table summarizes after-tax balances currently recognized in accumulated other comprehensive income:

	Accumulated Other Comprehensive Income at December 31, 2006 Gain (Loss)
	Commodity- related	Debt- Related	Total

Dedesignated hedges - amounts fixed	$131	$(57)	$74
Hedges subject to fair value adjustments	337	─	337
Total	$468	$(57)	$411

20.   INVESTMENTS

The balance of investments consists of the following:

	December 31,
	2006	2005

Nuclear decommissioning trust	$447	$389
Assets related to employee benefit plans	197	187
Land	36	35
Note receivable from Capgemini	25	25
Investment in unconsolidated affiliates	3	3
Miscellaneous other	4	4
Total investments	$712	$643

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding adjustment to a regulatory asset/liability. A summary of investments in the fund follows:

	December 31, 2006
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$169	$5	$(1)	$173
Equity securities	162	117	(5)	274
Total	$331	$122	$(6)	$447

	December 31, 2005
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$151	$5	$(1)	$155
Equity securities	156	90	(12)	234
Total	$307	$95	$(13)	$389

(a)   Includes realized gains and losses of securities sold.

Debt securities held at December 31, 2006 mature as follows: $54 million in one to five years, $60 million in five to ten years and $59 million after ten years.

Assets Related to Employee Benefit Plans— The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. TXU Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2006 and 2005, the face amount of these policies totaled $501 million and $521 million, and the net cash surrender values totaled $167 million and $151 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at market value.

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

TXU Corp. recorded the estimated fair value of the put option of $177 million in 2004, reported in the balance sheet in other noncurrent assets. Of this amount, $169 million was recorded as a reduction to the carrying value of the licensed software, and the balance, which represents the fair value of the assumed cash distributions and gains while holding the partnership interest, was recorded as a noncurrent deferred credit. This accounting is in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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

21.   PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Adoption of SFAS 158— In September 2006, the FASB issued SFAS 158, which was adopted by TXU Corp. effective December 31, 2006, as required. SFAS 158 requires reporting in the balance sheet of the funded status of defined benefit pension and other postretirement employee benefit (OPEB) plans. Periodic pension and OPEB costs continue to be determined in accordance with SFAS 87 and SFAS 106. Under these standards, the accrued benefit obligation recognized in the balance sheet represented the cumulative difference between the net periodic benefit costs and cash funding of the plans. SFAS 87 also required the recording of a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plans’ assets and the accrued benefit obligation already recorded under SFAS 87. The recording of the minimum pension liability resulted in adjustments to other comprehensive income or balance sheet accounts, principally regulatory assets.

SFAS 158 requires that both the pension and OPEB accrued benefit obligation reported in the balance sheet represent the funded status of the plans based on the projected benefit obligation, which for the pension plan takes into account future compensation increases. For TXU Corp., the initial recognition of the funded status on the financial statements is largely reflected as an increase in the accrued benefit obligation and an increase in regulatory assets. The recording of a regulatory asset, instead of a reduction in the accumulated other comprehensive income component of shareholders’ equity as set forth in SFAS 158, is based on the regulatory recovery of retirement benefits under the June 2005 amendment to PURA. See discussion below under “Regulatory Recovery of Pension and Other Postretirement Employee Benefit Costs”.

The following summarizes the impact on the consolidated balance sheet of adopting SFAS 158:

	December 31, 2006
	Balances Prior to Application of SFAS 158	Increase (Decrease) to Balances	Balances After Application of SFAS 158

Pension assets	$16	$(7)	$9
Noncurrent assets:
Accumulated deferred income taxes	$176	$14	$190
Regulatory assets	$61	$343	$404
Current liabilities:
Defined benefit pension and OPEB obligations	$—	$2	$2
Noncurrent liabilities:
Defined benefit pension and OPEB obligations	$708	$361	$1,069
Shareholders’ equity:
Accumulated other comprehensive income - net	$11	$(13)	$(2)

The amounts recorded in the fourth quarter of 2006 upon adoption of SFAS 158 were based on the measurements of TXU Corp.’s pension and OPEB plans at the December 31, 2006 year-end date, which has been TXU Corp.’s practice but is now required under SFAS 158.

The recording of the total liability did not affect any financial covenants in credit agreements.

Pension Plan— TXU Corp. is the plan sponsor of the TXU Retirement Plan (Retirement Plan), which provides benefits to eligible employees of consolidated subsidiaries (participating employers) based on years of service and average earnings. The Retirement Plan is a defined benefit pension plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

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

TXU Corp. also has supplemental unfunded retirement plans for management employees, the information for which is included in the data below.

Minimum Pension Liability Adjustment Prior to SFAS 158 — As discussed above, TXU Corp. recorded a minimum pension liability prior to the adoption of SFAS 158. The minimum pension liability recorded for the year ended December 31, 2005 totaled $112 million after-tax, of which a loss of $46 million after-tax was recorded as a charge to other comprehensive income and $66 million, net of deferred tax liability, was recorded as a regulatory asset. The minimum pension liability recorded for the year ended December 31, 2004 totaled $24 million after-tax and was recorded as a charge to other comprehensive income.

Detailed Information Regarding Pension Benefits — The following information is based on December 31 measurement dates:

	Year Ended December 31,
	2006	2005	2004
Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.00%	6.00% - 6.50%
Expected return on plan assets	8.75%	8.75%	8.50%
Rate of compensation increase	3.32%	3.31%	3.57%

Components of Net Pension Cost:
Service cost	$42	$37	$46
Interest cost	136	130	130
Expected return on assets	(147)	(145)	(142)
Amortization of prior service cost	3	3	4
Amortization of net loss	32	20	13
Recognized curtailment loss	─	1	7
Net periodic pension cost	$66	$46	$58

Assumptions used to determine benefit obligations at December 31:
Discount rate	5.90%	5.75%	6.00%
Rate of compensation increase	3.44%	3.32%	3.57%

Change in Pension Obligation:
Projected benefit obligation at beginning of year	$2,440	$2,218
Service cost	42	37
Interest cost	136	130
Plan amendments	2	─
Actuarial (gain) loss	(47)	195
Benefits paid	(116)	(128)
Settlements	─	(12)
Projected benefit obligation at end of year	$2,457	$2,440
Accumulated benefit obligation at end of year	$2,297	$2,277

Change in Plan Assets:
Fair value of assets at beginning of year	$1,982	$1,995
Actual return on assets	220	121
Employer contributions	4	3
Benefits paid	(116)	(128)
Settlements	─	(9)
Fair value of assets at end of year	$2,090	$1,982

Funded Status:
Projected pension benefit obligation	$(2,457)	$(2,440)
Fair value of assets	2,090	1,982
Funded status at end of year	$(367)	(458)
Unrecognized prior service cost	─	8
Unrecognized net loss	─	357
Accrued pension cost	$(367)	$(93)

	December 31,
	2006	2005
Amounts Recognized in the Balance Sheet Consist of:
Other noncurrent assets (a)	$9	$8
Intangible asset	─	9
Regulatory asset	─	66
Other current liabilities	(2)	─
Other noncurrent liabilities	(374)	(304)
Accumulated other comprehensive income	─	60
Accumulated deferred income tax assets	─	68
Net amount recognized	$(367)	$(93)

Amounts Recognized in Other Comprehensive Income and Accumulated Other Comprehensive
Income under SFAS 158 Consist of:
Net loss	$2
Prior service cost	5
Net amount recognized	$7

Amounts Recognized as Regulatory Assets under SFAS 158 Consist of:
Net loss	$203
Prior service cost	3
Net amount recognized	$206

(a)	Amounts represent overfunded plans.

The following table provides information regarding pension plans with projected benefit obligation (PBO) and accumulated benefit obligation (ABO) in excess of the fair value of plan assets.
	Year Ended December 31,
	2006	2005
Pension Plans with PBO and ABO in Excess of Plan Assets :
Projected benefit obligation	$2,452	$2,435
Accumulated benefit obligation	2,291	2,271
Plan assets	2,076	1,967

Asset Allocations - The weighted-average asset allocations of pension plans by asset category are as follows:

	Allocation of Plan Assets		Target Allocation	Expected Long-term
Asset Type	2006	2005	Ranges	Returns

US equities	46.1%	49.9%	30%-65%	9.5%
International equities	18.6%	16.0%	5%-20%	10.0%
Fixed income	31.9%	29.4%	15%-50%	6.8%
Real estate	3.4%	4.7%	0%-10%	8.2%
	100.0%	100.0%		8.75%

Expected Long-Term Rate of Return on Assets Assumption─ TXU Corp. considered both historical returns and future expectations for returns of various asset classes in its determination of the expected long-term rate of return assumption. A key expectation is that current interest rates will move towards an equilibrium interest rate that produces a 6% yield on intermediate government bonds. Expected returns for other asset classes are based on incremental returns over such expected government bond yield. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return assumption for the portfolio.

Investment Strategy─ The investment objective is to provide a competitive return on the assets in each plan, while at the same time preserving the value of those assets. The strategy is to invest a third of the assets in fixed income and two thirds in equity, while maintaining sufficient cash to pay benefits and expenses.

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
`
Postretirement Employee Benefits Other Than Pensions—TXU Corp. offers health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

The following information regarding postretirement employee benefits other than pensions is based on December 31 measurement dates:

	Year Ended December 31,
	2006	2005	2004
Assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	6.00% - 6.50%
Expected return on plan assets	8.67%	8.67%	8.66%

Components of Net Postretirement Benefit Cost:
Service cost	$13	$13	$15
Interest cost	60	56	60
Expected return on assets	(21)	(20)	(18)
Amortization of net transition obligation	1	1	2
Amortization of prior service cost/(credit)	(3)	(3)	(2)
Amortization of net loss	31	24	25
Recognized curtailment gain	─	─	(2)
Net postretirement benefit cost	$81	$71	$80

Assumptions used to determine benefit obligations at December 31:
Discount rate	5.90%	5.75%	6.00% - 6.50%

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$1,065	$987
Service cost	13	13
Interest cost	60	56
Participant contributions	14	16
Medicare Part D reimbursement	5	─
Actuarial (gain)/loss	(150)	62
Benefits paid	(59)	(69)
Benefit obligation at end of year	$948	$1,065

Change in Plan Assets:
Fair value of assets at beginning of year	$245	$229
Actual return on assets	23	12
Employer contributions	23	52
Participant contributions	14	14
Medicare Part D reimbursement	5	─
Benefits paid	(59)	(62)
Fair value of assets at end of year	$251	$245

	Year Ended December 31,
	2006	2005
Funded Status:
Benefit obligation	$(948)	$(1,065)
Fair value of assets	251	245
Funded status at end of year	(697)	(820)
Unrecognized net transition obligation	─	10
Unrecognized prior service credit	─	(14)
Unrecognized net loss	─	387
Accrued postretirement benefit obligation	$(697)	$(437)

Amounts Recognized in Other Comprehensive Income and Accumulated Other Comprehensive
Income under SFAS 158 Consist of:
Net loss	$15
Prior service cost credit	(13)
Net transition obligation	1
Net amount recognized	$3

Amounts Recognized as Regulatory Assets under SFAS 158 Consist of:
Net loss	$202
Prior service cost credit	(12)
Net transition obligation	8
Net amount recognized	$198

The following tables provide information regarding the assumed health care cost trend rates.

	Not Medicare Eligible		Medicare Eligible
	December 31,		December 31,
	2006	2005	2006	2005
Assumed Health Care Cost Trend Rates :
Health care cost trend rate assumed for next year	6.5%	8%	8%	9%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.0%	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2010	2012	2012

	1-Percentage Point Increase	1-Percentage Point Decrease
Sensitivity Analysis of Assumed Health Care Cost Trend Rates :
Effect on accumulated postretirement obligation	$112	$(92)
Effect on postretirement benefits cost	8	(7)

Asset Allocations -

The weighted average asset allocations of the OPEB plan by asset category are as follows:

	Allocation of Plan Assets December 31,
Asset Type	2006	2005

US equities	56.8%	57.3%
International equities	9.3%	7.7%
Fixed income	32.2%	32.8%
Real estate	1.7%	2.2%
	100.0%	100.0%

Plan Type	Expected Long-term Returns
401(h) accounts	8.75%
Life Insurance VEBA	8.75%
Union VEBA	8.75%
Non-Union VEBA	4.80%
Insurance Continuation Reserve	7.24%
8.67%

Investment strategy and the basis used to determine the expected long-term return on assets for postretirement benefit plans is similar to that discussed above for the pension plans.

Regulatory Recovery of Pension and OPEB Costs— In June 2005, an amendment to PURA relating to pension and OPEB costs was enacted by the Legislature of the State of Texas. This amendment provides for the recovery by TXU Electric Delivery of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility, which in addition to its own employees consists largely of active and retired personnel engaged in TXU Energy Company’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of TXU Corp.’s business effective January 1, 2002. The amendment additionally authorizes TXU Electric Delivery to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in the second quarter of 2005, TXU Electric Delivery began deferring (principally as a regulatory asset or property) additional pension and OPEB costs for the effect of the amendment, which was retroactively effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval. Amounts recorded as a regulatory asset in 2006 totaled $34 million.

Information regarding net pension and other postretirement employee benefit costs recognized as expense follows:

	Year Ended December 31,
	2006	2005	2004
Pension costs under SFAS 87	$66	$46	$58
OPEB costs under SFAS 106	81	71	80
Total benefit costs	147	117	138
Less amounts deferred principally as a regulatory asset or property	(84)	(58)	(27)
Net amounts recognized as expense	$63	$59	$111

Assumed Discount Rate— The discount rates reflected in net pension and other postretirement employee benefit costs are 5.75% and 6.0% in 2006 and 2005, respectively. During 2004, the discount rate assumption for the pension and other postretirement employee benefit plans was revised as a result of remeasurements required by the Capgemini and TXU Gas transactions and changing interest rates. For the first half of 2004, the discount rate was 6.25%. The rate used for the third quarter was 6.5%, and the rate used in the fourth quarter was 6.0%. In selecting the assumed discount rate, TXU Corp. considered fixed income security yields for an Aa rated portfolio of bonds as reported by Moody’s.

Amortization in 2007─ The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2007 total $18 million and $2 million, respectively. The estimated net loss, prior service credit and net transition obligation for the OPEB plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 total $14 million, a $3 million credit and $1 million, respectively.

Contributions in 2007─ Estimated funding in 2007 of the pension plan and OPEB plan total $126 million and $27 million, respectively.

Future Benefit Payments— Estimated future benefit payments to beneficiaries are as follows:

	2007	2008	2009	2010	2011	2012-16
Pension benefits	$109	$115	$121	$128	$136	$834
OPEBs	$54	$57	$60	$62	$65	$364
Medicare Part D subsidies received	$(6)	$(7)	$(8)	$(8)	$(9)	$(55)

Thrift Plan—Employees of TXU Corp. and its consolidated subsidiaries may participate in a qualified savings plan, the Thrift Plan. This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in TXU Corp. common stock. Effective January 1, 2006, employees may reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. See Note 17 for additional information related to the Thrift Plan.

22.   STOCK-BASED COMPENSATION PLANS

Under its shareholder-approved long-term incentive plans, TXU Corp. has provided discretionary awards to qualified management employees payable in its common stock. As presented below, the awards generally vest over a three-year period and the number of shares ultimately earned is based on the performance of TXU Corp.’s stock over the vesting period. Awards were issued in 2005 and 2006 under the current Omnibus Incentive Compensation Plan (OICP), which was approved by shareholders in May 2005. The OICP replaced the Long-Term Incentive Plan (LTIP) under which the last awards vest in 2007.

	OICP	LTIP
Vesting period	Three years	Two or three years
Potential share pay-out as a percent of initial number of awards granted	0% to 175% (a)	0% to 200%
Basis for pay-out percentage - actual TXU Corp. three-year share return compared to:
• 50% of award - threshold TXU Corp. share returns
• 50% of award - share returns of companies comprising the S&P 500 Electric Utilities Index for 2005 awards and the S&P 500 Electric Utilities Index and S&P 500 Multi-Utilities Index for 2006 awards (a)
Share returns of companies comprising the S&P 500 Electric Utilities Index
Award type	Performance units payable in TXU Corp. stock upon vesting	Restricted stock and performance units payable in TXU Corp. stock upon vesting

(a)
For a small number of employees under employment agreements, potential share pay-out as a percent of initial number of awards granted is 0% to 200%, and the number of OICP shares distributed is based 100% on TXU Corp.’s total share return over the vesting period compared to the total returns of companies comprising the Standard & Poor’s 500 Electric Utilities Index.

In addition, TXU Corp. has established restrictions that limit certain employees’ opportunities to liquidate vested LTIP and OICP awards. For both restricted stock and performance unit awards, dividends over the vesting periods are converted to equivalent shares of TXU Corp. common stock to be distributed upon vesting.

The determination of the fair value of stock-based compensation awards at grant date is based on a Monte Carlo simulation. The more significant assumptions used in this valuation process are as follows:

•
Expected volatility of the stock price of TXU Corp. and peer group companies - expected volatility is determined based on historical stock price volatilities using daily stock price returns for the three years prior to the grant date.

•	The dividend rate for TXU Corp. and peer group companies based on the observed dividend payments over the twelve months prior to grant date.
•	Risk-free rate (three-year U.S. Treasury securities) during the three year vesting period.
•
Discount for liquidation restrictions - this factor estimates the discount for lack of marketability of vested awards due to the anticipated time for the approval and issuance of the awards, the black-out period immediately after the grant and additional holding requirements imposed on senior executives. This discount is determined based on an estimation of the cost of a protective put at the award date and is calculated using the Black-Scholes option pricing model using expected volatility assumptions based on historical and implied volatility as discussed above and a risk-free rate of return over the option period.

Assumptions	2006	2005	2004

Expected volatility	29%	25%-30%	25%-35%
Expected annual dividend	$1.65	$1.125	$1.50-$2.50
Risk-free rate	4.83%	5.75%	2.54%-3.54%
Discount for post vesting restriction	6.4% - 11.1%	6.5%-12.5%	20% - 25%

The following table presents information about these stock-based compensation plans:

	LTIP and OICP Awards	TXU Gas Stock Option Plan
Number of awards:
Balance — December 31, 2003	5,761,666	47,348
Granted in 2004	3,940,530	─
Forfeited/expired	(3,420,300)	(8,610)
Vested/exercised	(7,334)	(33,466)
Balance — December 31, 2004	6,274,562	5,272
Granted in 2005	1,231,392	─
Forfeited/expired	(687,940)	(1,520)
Vested/exercised	(1,532,032)	(2,232)
Balance — December 31, 2005	5,285,982	1,520
Granted in 2006	1,052,222	─
Forfeited/expired	(523,946)	(1,520)
Vested/exercised	(1,563,918)	─
Balance — December 31, 2006	4,250,340	─

To vest/exercisable in — 2007	2,159,509	─
To vest/exercisable in — 2008	1,084,568	─
To vest/exercisable in — 2009	1,006,263	─

Weighted average fair value — 2006
Outstanding — Beginning of year	$19.26
Granted	$42.35
Forfeited	$17.63
Vested	$26.05
Outstanding — End of year	$23.60

Weighted average fair value of awards granted in
2004	$3.49
2005	$20.68
2006	$42.35
The above table reflects the weighted average fair value of the awards on the grant date. Principally because the 2004 awards were converted to cash-settled awards during part of 2004 as discussed below, the weighted average fair value of the 2004 awards outstanding at December 31, 2004 was $12.89.

TXU Corp. adopted SFAS 123R in 2004. This accounting rule eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. TXU Corp. adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a credit of $15 million ($10 million after-tax) cumulative effect of a change in accounting principle. For a portion of the 2004 period, the restricted stock awards were payable in cash, but the restricted stock awards were modified in December of 2004 to be payable in TXU Corp. common stock.

Reported expense related to the awards totaled $27 million, $32 million and $56 million ($18 million, $21 million and $36 million after-tax) in 2006, 2005 and 2004, respectively. As of December 31, 2006, unrecognized expense related to nonvested OICP and LTIP awards totaled $42 million, which is expected to be recognized over a weighted average period of two years.

The fair value of awards that vested in 2006, 2005 and 2004 totaled $210 million, $120 million and less than $1 million, respectively, based on the vesting date share prices. The aggregate fair value of outstanding awards expected to vest totaled $321 million based on the share price and performance of TXU Corp. stock as of December 31, 2006.

The maximum number of shares of stock for which OICP awards may be granted under the plan is 18,000,000, of which 16,551,413 shares remain authorized and available for future issuance. The maximum number of shares of common stock for which LTIP awards may be granted under the plan is 20,000,000, of which 2,595,761 shares remain authorized and available.

Effective with the merger of ENSERCH Corporation (subsequently TXU Gas) and TXU Corp., in 1997 outstanding options for ENSERCH Corporation common stock were exchanged for 1,065,826 options for TXU Corp. common stock (TXU Gas Stock Option Plan). The weighted average exercise price for outstanding options at the beginning of 2006 was $11.95 and the weighted average exercise price for forfeited/expired options was $11.95. All options were granted on or before August 5, 1997 and expired on or before February 16, 2006. No further options may be granted under this plan.

23.   FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On balance sheet assets (liabilities):
Long-term debt (including current maturities) (a) (b)	$(11,018)	$(11,308)	$(12,479)	$(12,891)
LESOP note receivable (see Note 17)	$210	$242	$220	$259

Off balance sheet assets (liabilities):
Financial guarantees	$—	$(6)	$—	$(8)

(a)	Excludes capital leases.
(b)	2005 amounts include stock purchase contracts related to equity-linked debt.

See Note 19 for discussion of accounting for financial instruments that are derivatives.

The fair values of on-balance sheet instruments are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk.

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

24.   SEGMENT INFORMATION

TXU Corp.’s operations are aligned into two reportable business segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

TXU Energy Holdings segment is engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. These activities are conducted principally by subsidiaries of TXU Energy Company. The results of this segment also include the activities of TXU DevCo and its subsidiaries, which are engaged in the development of new lignite/coal-fueled generation facilities, and the activities of a lease trust holding certain combustion turbines.

TXU Electric Delivery segment is engaged in regulated electricity transmission and distribution operations in Texas. The segment includes the activities of TXU Electric Delivery’s wholly owned bankruptcy-remote financing subsidiary.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued operations, general corporate expenses, interest on debt at the TXU Corp. level and activities involving mineral interest holdings.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. TXU Corp. evaluates performance based on income from continuing operations. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	TXU Energy Holdings	TXU Electric Delivery	Corp. and Other	Eliminations	Consolidated
Operating Revenues
2006	$9,549	$2,449	$49	$(1,191)	$10,856
2005	9,552	2,394	30	(1,314)	10,662
2004	8,402	2,226	31	(1,443)	9,216
Regulated Revenues - Included in Operating Revenues
2006	—	2,449	—	(1,139)	1,310
2005	—	2,394	—	(1,278)	1,116
2004	—	2,226	—	(1,420)	806
Affiliated Revenues - Included in Operating Revenues
2006	8	1,139	44	(1,191)	—
2005	9	1,278	27	(1,314)	—
2004	2	1,420	21	(1,443)	—
Depreciation and Amortization
2006	334	476	20	—	830
2005	313	446	17	—	776
2004	350	389	21	—	760
Equity in Earnings (Losses) of Unconsolidated Subsidiaries
2006	(10)	(4)	(19)	19	(14)
2005	(7)	(3)	(1)	11	—
2004	(5)	(2)	1	7	1
Interest Income
2006	202	58	91	(305)	46
2005	70	59	99	(180)	48
2004	31	56	77	(136)	28
Interest Expense and Related Charges
2006	388	286	461	(305)	830
2005	393	269	320	(180)	802
2004	353	280	198	(136)	695
Income Tax Expense (Benefit)
2006	1,239	170	(146)	—	1,263
2005	687	174	(229)	—	632
2004	162	116	(236)	—	42
Income from Continuing Operations
Before Extraordinary Items and Cumulative Effect
of Changes in Accounting Principles
2006	2,363	344	(242)	—	2,465
2005	1,429	351	(5)	—	1,775
2004	408	255	(582)	—	81
Investment in Equity Investees
2006	—	—	1	—	1
2005	—	—	—	—	—
Total Assets (a)
2006	18,995	10,709	1,676	(5,458)	25,922
2005	17,885	9,911	1,717	(3,974)	25,539

	TXU Energy Holdings	TXU Electric Delivery	Corp. and Other	Eliminations	Consolidated
Capital Expenditures
2006	1,330	840	10	─	2,180
2005	309	733	5	─	1,047
2004	281	600	31	─	912

(a)	Assets by segment exclude investments in affiliates.

25.     SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations—
	Year Ended December 31,
	2006	2005	2004
Operating revenues
Regulated	$2,449	$2,394	$2,226
Unregulated	9,598	9,582	8,434
Intercompany sales eliminations - regulated	(1,139)	(1,278)	(1,420)
Intercompany sales eliminations - unregulated	(52)	(36)	(24)
Total operating revenues	10,856	10,662	9,216
Costs and operating expenses
Fuel, purchased power and delivery fees - unregulated (a)	2,784	4,261	3,755
Operating costs - regulated	770	758	730
Operating costs - unregulated	603	667	699
Depreciation and amortization - regulated	476	446	389
Depreciation and amortization - unregulated	354	330	371
Selling, general and administrative expenses - regulated	172	198	219
Selling, general and administrative expenses - unregulated	647	583	872
Franchise and revenue-based taxes - regulated	262	247	248
Franchise and revenue-based taxes - unregulated	128	117	119
Other income	(121)	(151)	(148)
Other deductions	269	45	1,172
Interest income	(46)	(48)	(28)
Interest expense and other charges	830	802	695
Total costs and expenses	7,128	8,255	9,093
Income from continuing operations before income taxes, extraordinary gain (loss)
and cumulative effect of changes in accounting principles	$3,728	$2,407	$123

(a)
Includes unregulated cost of fuel consumed of $927 million in 2006, $968 million in 2005 and $971 million in 2004. The balance represents energy purchased for resale and delivery fees net of intercompany eliminations.

The operations of the TXU Energy Holdings segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in the historical service territory was subject to certain price controls until December 31, 2006.

Interest Expense and Related Charges —
	Year Ended December 31,
	2006	2005	2004

Interest	$861	$798	$637
Distributions on exchangeable preferred membership interests of
TXU Energy Company (a)	―	―	22
Interest on long-term debt held by subsidiary trust	―	―	19
Preferred stock dividends of subsidiaries	―	3	2
Amortization of debt discounts, premiums and issuance cost	16	18	27
Capitalized interest including debt portion of allowance for borrowed funds
used during construction	(47)	(17)	(12)
Total interest expense and related charges	$830	$802	$695

(a)	In April 2004, TXU Corp. purchased from unaffiliated holders TXU Energy Company’s preferred membership interests.

Restricted Cash—
	Balance Sheet Classification
	At December 31, 2006			At December 31, 2005
	Current Assets		Noncurrent Assets	Current Assets		Noncurrent Assets

Pollution control revenue bond funds held
by trustee (See Note 15)	$	─	$241	$	―	$	―
Amounts related to securitization (transition) bonds		55	17		46		13
All other		3	─		8		3
Total restricted cash		$58	$258		$54		$16

Inventories by Major Category—
	December 31,
	2006	2005
Materials and supplies	$189	$163
Fuel stock	94	81
Natural gas in storage	75	99
Environmental energy credits and emission allowances	25	21
Total inventories	$383	$364

Property, Plant and Equipment—
	December 31,
	2006	2005
TXU Energy Holdings:
Generation	$15,926	$15,887
Nuclear fuel (net of accumulated amortization of $1,123 and $1,058)	159	115
Other assets	402	389
TXU Electric Delivery:
Transmission	3,179	2,829
Distribution	7,788	7,384
Other assets	415	401
Corporate and Other	466	465
Total	28,335	27,470
Less accumulated depreciation	11,319	10,804
Net of accumulated depreciation	17,016	16,666
Construction work in progress:
TXU Energy Holdings (includes $1,070 related to DevCo)	1,607	401
TXU Electric Delivery	123	106
Corporate and Other	10	19
Total construction work in progress	1,740	526
Property, plant and equipment — net	$18,756	$17,192

Assets related to capitalized leases included above totaled $96 million at December 31, 2006 and $100 million at December 31, 2005, net of accumulated depreciation.

Consolidated depreciation expense as a percent of average depreciable property approximated 2.3% for 2006, 2005 and 2004. TXU Energy Company’s depreciation expense as a percent of average depreciable property approximated 2.0% for 2006, 1.9% for 2005 and 2.0% for 2004. TXU Electric Delivery’s depreciation expense as a percent of average depreciable property approximated 2.8% for 2006, 2005 and 2004.

Asset Retirement Obligations—These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of TXU Electric Delivery’s rate setting.

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the consolidated balance sheet, during the year ended December 31, 2006:

Asset retirement liability at December 31, 2005	$558
Additions:
Accretion	36
Incremental mining reclamation costs	21
Reductions:
Net change in mining land reclamation estimated liability	(4)
Mining reclamation payments	(26)
Asset retirement liability at December 31, 2006	$585

Intangible Assets—Intangible assets other than goodwill are comprised of the following:

	As of December 31, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization included
in property, plant and equipment:
Capitalized software placed in service	$423	$339	$84	$386	$314	$72
Land easements	180	65	115	178	63	115
Mineral rights and other	31	25	6	31	24	7
Total	$634	$429	$205	$595	$401	$194

Aggregate TXU Corp. amortization expense for intangible assets for the years ended December 31, 2006, 2005 and 2004 totaled $38 million, $23 million and $46 million, respectively. At December 31, 2006, the weighted average remaining useful lives of capitalized software, land easements and mineral rights and other assets were 6 years, 69 years and 40 years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year

2007	$29
2008	27
2009	21
2010	11
2011	7

Goodwill (net of accumulated amortization) as of December 31, 2006 and 2005 totaled $542 million with $517 million at TXU Energy Company and $25 million at TXU Electric Delivery.

TXU Corp. evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

Regulatory Assets and Liabilities —
	December 31,
	2006	2005
Regulatory Assets
Generation-related regulatory assets securitized by transition bonds	$1,316	$1,461
Securities reacquisition costs	112	119
Recoverable deferred income taxes — net	90	107
Storm-related service recovery costs	138	110
Employee retirement costs	461	89
Nuclear decommissioning cost under-recovery	─	8
Employee severance costs	44	33
Total regulatory assets	2,161	1,927

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes	63	71
Over-collection of securitization (transition) bond revenues	34	28
Nuclear decommissioning cost over-recovery	17	─
Other regulatory liabilities	19	2
Total regulatory liabilities	133	101

Net regulatory assets	$2,028	$1,826

Regulatory assets totaling $121 million have been reviewed and approved by the Commission and are earning a return. The unamortized amounts of these regulatory assets reflected in the above table totaled $100 million and $105 million at December 31, 2006 and 2005, respectively. The assets that have been approved by the Commission and are not earning a return total $1.3 billion at December 31, 2006 and $1.5 billion at December 31, 2005 and have a remaining recovery period of 10 to 44 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of 10 years.

Severance Liability Related to Strategic Initiatives—

	TXU	TXU
	Energy	Electric	Corp.
	Holdings	Delivery	& Other	Total

Liability for severance costs as of January 1, 2005	$42	$12	$1	$55
Additions to liability	4	─	1	5
Payments charged against liability	(22)	(8)	(2)	(32)
Other adjustments to the liability	(6)	─	─	(6)
Liability for severance costs as of December 31, 2005	18	4	─	22
Additions to liability (a)	8	8	─	16
Payments charged against liability	(24)	(10)	─	(34)
Other adjustments to the liability	(1)	(1)	─	(2)
Liability for severance costs as of December 31, 2006	$1	$1	$ ─	$2

(a)
TXU Energy Company and TXU Electric Delivery additions to liability are both related to services agreements entered into with certain providers. TXU Electric Delivery amount was recorded with an offset to a regulatory asset.

(b)	The table above excludes severance capitalized as a regulatory asset or included in discontinued operations.

Supplemental Cash Flow Information —
	Year Ended December 31,
	2006		2005		2004
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)		$823		$774		$695
Income taxes		$220		$89		$15
Cash payments (receipts) related to discontinued operations:
Interest (net of amounts capitalized)	$	―	$	―		$106
Income taxes	$	―		$30		$69
Noncash investing and financing activities:
Noncash construction expenditures (a)		$228		$61		$76
Generation plant rail spur capital lease	$	―		$95	$	―
Consolidation of lease trust:
Increase in assets	$	―		$35	$	─
Increase in debt	$	―		$96	$	─

(a) Represents end-of-year accruals.

See Note 5 for the effects of adopting FIN 47 which were noncash in nature.

Quarterly Information (unaudited) — Results of operations by quarter are summarized below.

In the opinion of TXU Corp., all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2006:
Operating revenues	$2,304	$2,667	$3,510	$2,375
Net income from continuing operations available for common stock	516	497	984	469
Income from discontinued operations, net of tax effect	60	─	20	6
Net income available for common stock	$576	$497	$1,004	$475
Per share of common stock - Basic:
Net income from continuing operations available for common stock	$1.11	$1.08	$2.15	$1.03
Discontinued operations, net of tax effect	0.13	─	0.04	0.01
Net income available for common stock	$1.24	$1.08	$2.19	$1.04
Per share of common stock - Diluted:
Net income from continuing operations available for common stock	$1.09	$1.07	$2.11	$1.02
Discontinued operations, net of tax effect	0.13	─	0.04	0.01
Net income available for common stock	$1.22	$1.07	$2.15	$1.03

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005:
Operating revenues	$2,058	$2,535	$3,314	$2,755
Income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	405	383	571	414
Preference stock dividends	5	4	─	─
Net income available to common stock from continuing operations	400	379	571	414
Income (loss) from discontinued operations, net of tax effect	16	(4)	(6)	─
Extraordinary loss, net of tax effect	─	─	─	(50)
Cumulative effect of change in accounting principle, net of tax effect	─	─	─	(8)
Net income available for common stock	$416	$375	$565	$356
Per share of common stock - Basic:
Net income available to common stock from continuing operations	$0.85	$0.80	$1.19	$0.87
Income (loss) from discontinued operations, net of tax effect	0.03	(0.01)	(0.01)	─
Extraordinary loss, net of tax effect	─	─	─	(0.10)
Cumulative effect of change in accounting principle, net of tax effect	─	─	─	(0.02)
Net income available for common stock	$0.88	$0.79	$1.18	$0.75
Per share of common stock - Diluted:
Net income (loss) available to common stock from continuing operations	$(0.13)	$0.71	$1.17	$0.86
Income (loss) from discontinued operations, net of tax effect	0.03	(0.01)	(0.01)	─
Extraordinary loss, net of tax effect	─	─	─	(0.10)
Cumulative effect of change in accounting principle, net of tax effect	─	─	─	(0.02)
Net income (loss) available for common stock	$(0.10)	$0.70	$1.16	$0.74

In the fourth quarter of 2005, TXU Corp. recorded an extraordinary loss of $50 million (net of tax benefit of $28 million) related to the consolidation of a lease trust in December 2005. TXU Corp. also recorded an $8 million (net of tax benefit of $4 million) cumulative effect of a change in accounting principle related to the adoption of FIN 47. The 2005 diluted per share results reflected the unfavorable impact associated with the accelerated share repurchase program, which was settled in May 2005. See Notes 4, 5 and 17.

26.   SUBSEQUENT EVENTS

    On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Under the terms of the Merger Agreement, Merger Sub will be merged with and into TXU Corp., with TXU Corp. continuing as the surviving corporation and becoming a wholly owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

The Merger Agreement contains a “go-shop” provision pursuant to which TXU Corp. has the right to solicit and engage in discussions and negotiations with respect to competing proposals through April 16, 2007. TXU Corp.’s board of directors, with the assistance of its independent advisors, intends to solicit proposals during this go-shop period. After April 16, 2007, TXU Corp. may continue discussions with certain persons who have made proposals prior to the end of the go-shop period. After the go-shop period, TXU Corp. is not permitted to solicit additional proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances. There can be no assurances that the solicitation of proposals will result in an alternative transaction. TXU Corp. does not intend to disclose developments with respect to this solicitation process unless and until its board of directors has made a decision regarding any alternative proposals.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent’s prior written consent, which consent can not be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of its charter and bylaws, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend.

TXU Corp. may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with a termination, TXU Corp. would have to pay a fee of $1 billion to Merger Sub Parent, unless such termination is in connection with a superior proposal submitted by certain persons who made such a proposal prior to the end of the go-shop period, in which case the fee would be $375 million. In certain other circumstances, the Merger Agreement provides for Merger Sub Parent to pay to TXU Corp. a fee of $1 billion upon termination of the Merger Agreement.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the FERC and the NRC and other customary closing conditions. In addition, Merger Sub Parent and Merger Sub will not be obligated to consummate the proposed merger unless the representations and warranties of TXU Corp. set forth in the Merger Agreement are true and correct as of the closing date, except where any failures of the representations and warranties to be true and correct, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on TXU Corp. TXU Corp. also expects to seek approval of the Federal Communications Commission in connection with the closing of the proposed merger. TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated.

Substantially all of TXU Corp.’s existing debt and certain debt of TXU Energy Company is likely to be contractually or effectively subordinated to this new indebtedness incurred to finance the proposed merger. In addition, this new indebtedness may contain restrictive covenants, which may adversely affect the ability of TXU Corp. and TXU Energy Company’s unregulated subsidiaries’ ability to operate their businesses. The funding of the transaction will not result in new debt incurred at TXU Electric Delivery.

TXU Corp. Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2006

APPENDIX B
Exhibits	Previously Filed* With File Number	As Exhibit

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation, or Succession
2(a)	1-12833 Form 8-K (filed February 26, 2007)	2.1	—	Agreement and Plan of Merger, dated February 25, 2007, by and among TXU Corp., Texas Energy Future Holdings Limited Partnership and Texas Energy Future Merger Sub Corp
(3(i))	Articles of Incorporation.
3(a)	1-12833 Form 8-K (filed May 19, 2006)	3.1	—	Restated Certificate of Formation of TXU Corp., dated May 19, 2006
(3(ii))	By-laws.
3(b)	1-12833 Form 8-K (filed December 27, 2006)	3.1	—	Restated Bylaws of TXU Corp., effective December 20, 2006.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**
TXU Corp.
4(a)	1-12833 Form 10-K (1997) (filed March 27, 1998)	4(ff)	—	Indenture, dated as of January 1, 1998, relating to TXU Corp.’s 6.375% Series C Exchange Notes.
4(b)	1-12833 Form 10-K (1997) (filed March 27, 1998)	4(hh)	—	Officer’s Certificate establishing the terms of TXU Corp.’s Series C Exchange Notes.
4(c)	333-110125 Form S-3 (filed October 31, 2003)	4(g)	—	Indenture (For Unsecured Debt Securities Series N), dated as of July 1, 2003, between TXU Corp. and The Bank of New York, as trustee.
4(d)	333-110125 Form S-3 (filed October 31, 2003)	4(h)	—	Officer’s Certificate, dated July 15, 2003, establishing the terms of the Floating Rate Convertible Senior Notes due 2033.
4(e)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(o)	—
Indenture (For Unsecured Debt Securities Series O), dated as of November 1, 2004, between TXU Corp. and The Bank of New York. TXU Corp.’s Indentures for its Series P, Q and R Senior Notes are not being filed as they are substantially similar to this Indenture.

4(f)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(p)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 4.80% Series O Senior Notes due November 15, 2009.
4(g)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(q)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 5.55% Series P Senior Notes due November 15, 2014.

Exhibits	Previously Filed* With File Number	As Exhibit
4(h)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(r)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.50% Series Q Senior Notes due November 15, 2024.
4(i)	1-12833 Form 10-K (2005) (filed March 16, 2005)	4(s)	—	Officers’ Certificate, dated November 26, 2004, establishing the terms of TXU Corp.’s 6.55% Series R Senior Notes due November 15, 2034.
TXU Electric Delivery Company
4(j)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(k)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery Company and The Bank of New York.
4(l)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—
Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2012 and 7.000% Senior Notes (formerly Senior Secured Notes) due 2032.

4(m)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—
Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Notes (formerly Senior Secured Notes) due 2015 and 7.250% Senior Notes (formerly Senior Secured Notes) due 2033.

4(n)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(o)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.
TXU Energy Company LLC
4(p)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.
4(q)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.
(10)	Material Contracts.
Management Contracts.
10(a)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(j)	—	Employment Agreement, dated February 21, 2004, by and between C. John Wilder and TXU Corp.

Exhibits	Previously Filed* With File Number	As Exhibit
10(b)	1-12833 Form 8-K (filed June 24, 2005)	10.1	—	First Amendment, dated June 21, 2005, to the Employment Agreement, dated February 21, 2004, between C. John Wilder and TXU Corp.
10(c)	1-12833 Form 8-K (filed August 18, 2005)	10.2	—	Employment Agreement, dated October 11, 2004, by and between TXU Energy Company LLC and James Burke.
10(d)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(l)	—	Employment Agreement, dated May 14, 2004, by and between David Campbell and TXU Corp.
10(e)	1-12833 Form 10-Q (Quarter ended March 31, 2006) (filed May 5, 2006)	10(a)	—	Election of David P. Poole as Executive Vice President and General Counsel of TXU Corp.
10(f)	1-12833 Form 10-Q (Quarter ended March 31, 2006) (filed May 5, 2006)	10(b)	—	Employment Agreement of David P. Poole, Executive Vice President and General Counsel of TXU Corp.
10(g)			—	Employment Agreement, dated August 2, 2004, by and between Jonathan A. Siegler and TXU Corp.
10(h)			—	Summary of Additional Employment Arrangements between Jonathan A. Siegler and TXU Corp.
10(i)			—	Summary of Employment Arrangement between T.L. Baker and TXU Corp.
10(j)			—	Summary of Employment Arrangement between M. Rizwan Chand and TXU Corp.
10(k)			—	Summary of Employment Arrangement between Michael P. Childers and TXU Corp.
10(l)			—	Summary of Employment Arrangement between Mike Greene and TXU Corp.
10(m)			—	Summary of Employment Arrangement between Mike McCall and TXU Energy Company.
10(n)			—	Summary of Employment Arrangement between Charles R. Enze and TXU Corp.
10(o)			—	Summary of Consulting Arrangement between Kirk Oliver and TXU Corp.
10(p)	1-12833 Form 8-K (filed February 22, 2006)	10.6	—	Determination of the Organization and Compensation Committee of the Board of Directors of TXU Corp., dated February 15, 2006
10(q)	1-12833 Form 8-K (filed April 6, 2006)	10.1	—	Form of Non-Disclosure, Non-Solicitation and Non-Competition Agreement

Exhibits	Previously Filed* With File Number	As Exhibit
	Benefit Plans.
10(r)	1-12833 Form 8-K (filed May 19, 2006)	10.1	—	TXU Corp. Non-employee Director Compensation Arrangements
10(s)	1-12833 Form 8-K (filed May 19, 2006)	10.2	—	TXU Deferred Compensation Plan for Outside Directors, as amended and restated, dated May 18, 2006.
10(t)	1-12833 Form 8-K (filed February 22, 2006)	10.2	—	TXU Deferred and Incentive Compensation Plan, as amended and restated, dated February 16, 2006.
10(u)			—	TXU Executive Annual Incentive Plan, as amended and restated, executed December 29, 2006 to be effective as of January 1, 2006.
10(v)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(r)	—	TXU Corp. 2005 Omnibus Incentive Plan, as amended and restated, effective as of February 16, 2006.
10(w)	1-12833 Form 8-K (filed February 22, 2006)	10.1	—	TXU Salary Deferral Program, as amended and restated, dated February 16, 2006.
10(x)	1-12833 Form 8-K (filed February 22, 2006)	10.4	—	TXU Deferred Compensation Plan for Directors of Subsidiaries, as amended and restated, dated February 16, 2006.
10(y)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(e)	—	TXU Long-Term Incentive Compensation Plan, as amended and restated, effective May 10, 2002 (“LTICP”).
10(z)	1-12833 Form 8-K (filed January 6, 2005)	10.1.1	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and LTICP Participant (“Unit Award Agreement”).
10(aa)	1-12833 Form 8-K (filed January 6, 2005)	10.1.2	—	Form of Amendment to Unit Award Agreement, dated December 31, 2004, by and between TXU Corp. and LTICP Participant.
10(bb)	1-12833 Form 8-K (filed January 6, 2005)	10.1.3	—	Form of Addendum to Unit Award Agreement, by and between TXU Corp. and LTICP Participant.
10(cc)	1-12833 Form 8-K (filed January 6, 2005)	10.2	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Performance-Based).
10(dd)	1-12833 Form 8-K (filed January 6, 2005)	10.3	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Chairman Agreement).
10(ee)	1-12833 Form 8-K (filed January 6, 2005)	10.4	—	Form of Restricted Stock Award Agreement, by and between TXU Corp. and LTICP Participant (Time-Based).

Exhibits	Previously Filed* With File Number	As Exhibit
10(ff)	1-12833 Form 8-K (filed June 16, 2006)	10.1	—	Form of Amended and Restated Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit Award: adjusted 0% to 175%)
10(gg)	1-12833 Form 8-K (filed May 23, 2005)	10.2	—	Form of Amended and Restated Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit I Award: adjusted 0% to 200%)
10(hh)	1-12833 Form 8-K (filed May 23, 2005)	10.4	—	Performance Unit Award Agreement, by and between TXU Corp. and C. John Wilder.
10(ii)	1-12833 Form 8-K (filed June 16, 2006)	10.3	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit I Award).
10(jj)	1-12833 Form 8-K (filed June 16, 2006)	10.4	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit II Award).
10(kk)	1-12833 Form 8-K (filed June 16, 2006)	10.5	—	Form of Performance Unit Award Agreement, by and between TXU Corp. and Participant (Unit III Award).
10ll)	1-12833 Form 8-K (filed May 23, 2005)	10.7	—	TXU Corp. 2005 Executive Severance Plan.
10(mm)	1-12833 Form 8-K (filed May 23, 2005)	10.6	—	TXU Corp. Executive Change in Control Policy.
10(nn)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(gg)	—	TXU Split Dollar Life Insurance Program, as amended and restated, executed March 2, 2006, effective as of May 20, 2005.
10(oo)	1-12833 Form 8-K (filed February 22, 2006)	10.5	—	TXU Second Supplemental Retirement Plan, as amended and restated, dated February 16, 2006.
	Credit Agreements.
10(pp)	1-12833 Form 8-K (filed April 1, 2005)	10(a)	—
$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Energy Company LLC and TXU Electric Delivery Company and JPMorgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America N.A., Calyon New York Branch and certain other lenders party thereto.

10(qq)	1-12833 Form 10-Q (Quarter ended September 30, 2004) (filed November 5, 2004)	10(c)	—	$500 million Credit Agreement, dated as of November 4, 2004, between TXU Energy Company LLC and Wachovia Bank, National Association.

Exhibits	Previously Filed* With File Number	As Exhibit
10(rr)	1-2833 Form 8-K (filed August 18, 2005)	10.1	—
$1.0 billion Revolving Credit Agreement, dated August 12, 2005, by and among TXU Electric Delivery Company, TXU Energy Company LLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank AG New York Branch and Wachovia Bank, National Association and certain other lenders party thereto.

Other Material Contracts.

10(ss)	1-12833 Form 10-Q (Quarter ended June 30, 2004) (filed August 6, 2004)	10(k)	—	Agreement and Plan of Merger by and between TXU Gas Company and Atmos Energy Corporation, dated June 17, 2004.
10(tt)	1-12833 Form 10-Q (Quarter ended September 30, 2004) (filed November 5, 2004)	10(a)	—	Guaranty, dated October 1, 2004, from TXU Corp. to Atmos Energy Corporation.
10(uu)	1-12833 Form 10-Q (Quarter ended June 30, 2004) (filed August 6, 2004)	10(l)	—	Master Framework Agreement, dated May 17, 2004, by and between TXU Electric Delivery Company and CapGemini Energy LP.
10(vv)	1-12833 Form 10-Q (Quarter ended June 30, 2004) (filed August 6, 2004)	10(m)	—	Master Framework Agreement, dated May 17, 2004, by and between TXU Energy Company LLC and CapGemini Energy LP.
10(ww)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.
10(xx)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(ss)	—
Extension and Modification of Settlement Agreement executed on January 27, 2006, by and among TXU Electric Delivery Company and Steering Committee of cities served by TXU Electric Delivery Company, on behalf of the cities listed therein.

10(yy)	1-12833 Form 10-K (2005) (filed March 6, 2006)	10(tt)	—
Agreement to Resolve Outstanding Franchise Issues executed on January 27, 2006, by and among TXU Electric Delivery Company and Steering Committee of cities served by TXU Electric Delivery Company, on behalf of the cities listed therein.

10(zz)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(qq)	—
Lease Agreement, dated as of February 14, 2002, between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and TXU Properties Company, a Texas corporation, as Lessee (Energy Plaza Property).

Exhibits	Previously Filed* With File Number	As Exhibit
10(aaa)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(rr)	—
Guaranty Agreement, dated February 14, 2002, by TXU Corp. in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(bbb)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(ss)	—
Additional Guaranty Agreement, dated November 19, 2002, by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

10(ccc)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(xx)	—	Settlement Agreement, dated January 27, 2005, between TXU Corp. and certain other parties thereto regarding the settlement of certain claims related to TXU Europe.
10(ddd)	1-12833 Form 10-K (2004) (filed March 16, 2005)	10(yy)	—	Memorandum of Understanding, dated January 20, 2005, regarding the settlement of certain shareholder claims made against TXU Corp.
10(eee)	1-12833 Form 10-Q (Quarter ended June 30, 2006) (filed August 7, 2006)	10(j)	—	Master Framework Agreement by and between TXU Electric Delivery Company and InfrastruX Energy Services Group LP, dated June 25, 2006.
10(fff)	1-12833 Form 10-Q (Quarter ended June 30, 2006) (filed August 7, 2006)	10(l)	—	Field Services Agreement by TXU Electric Delivery and InfrastruX Energy Services Group LP, dated June 24, 2006.
10(ggg)	1-12833 Form 10-Q (Quarter ended September 30, 2006) (filed November 9, 2006)	10(a)	—
Form of Purchase Order by and between TXU Generation Development Company LLC and The Babcox and Wilcox Company, effective as of June 5, 2006 (confidential treatment has been requested for portions of this exhibit).

10(hhh)	1-12833 Form 10-Q (Quarter ended September 30, 2006) (filed November 9, 2006)	10(c)	—
Form of Purchase Order by and between TXU Generation Development Company LLC and Alstom Power Inc., effective as of September 21, 2006 (confidential treatment has been requested for portions of this exhibit).

10(iii)			—	Amended and Restated Transaction Confirmation by TXU Generation Development Company LLC, dated February 2007 (confidential treatment has been requested for portions of this exhibit).
10(jjj)			—	Transaction Confirmation by TXU Generation Development Company LLC, dated February 2007 (confidential treatment has been requested for portions of this exhibit).

Exhibits	Previously Filed* With File Number	As Exhibit
10(kkk)	1-12833 Form 10-Q (Quarter ended September 30, 2006) (filed November 9, 2006)	10(d)	—	Deed of Trust, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of August 28, 2006, regarding the Big Brown Lien.
(12)	Statement Regarding Computation of Ratios.
12			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
(21)	Subsidiaries of the Registrant.
21			—	Subsidiaries of TXU Corp.
(23)	Consents of Experts.
23(a)			—	Consent of Deloitte & Touche LLP, Independent Auditors for TXU Corp.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of David A. Campbell, acting principal financial officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications.
32(a)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David A. Campbell, acting principal financial officer of TXU Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	Post-Effective Amendment No. 1 to 33-55408 Form S-3 (filed July, 1993)	99(b)	—	Agreement dated as of January 30, 1990, between TU Electric and Tex-La Electric Cooperative of Texas, Inc.

*	Incorporated herein by reference.
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