Form 10-K/A
period 2006-12-31
TXU CORP /TX/
filed 2007-04-30
CIK 1023291

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

Aggregate market value of TXU Corp. Common Stock held by non-affiliates, based on the last reported sale price on the New York Stock Exchange composite tape on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter: $27,599,873,915

Common Stock outstanding at February 23, 2007: 459,269,419 shares, without par value

i

EXPLANATORY NOTE

This Form 10-K/A supplements Item 10. “Directors and Executive Officers of the Registrant,” Item 11. “Executive Compensation,” Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13. “Certain Relationships and Related Transactions, and Director Independence,” and Item 14. “Principal Accountant Fees and Services” contained in the Annual Report on Form 10-K for the year ended December 31, 2006 filed by TXU Corp. on March 2, 2007, to include information that was to have been incorporated by reference from TXU Corp.’s 2007 Proxy Statement. In addition, in connection with this amendment, TXU Corp. is including, as additional exhibits under Item 15, certain certifications required pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 with respect to this Form 10-K/A. Except as specifically set forth herein, this Form 10-K/A does not amend or update the Form 10-K originally filed by TXU Corp. on March 2, 2007.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The names of TXU Corp.’s directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Served As Director Since	Business Experience
Leldon E. Echols (1)(6)	51	2005	Private investments since July 2006; prior thereto Executive Vice President and Chief Financial Officer, Centex Corporation (home builder) (June 2000 – June 2006); prior thereto Managing Partner, Audit Practice for North Texas, Colorado and Oklahoma Region, Arthur Andersen LLP (1997 – 2000).

Kerney Laday (2)(3)(4)(6)	65	1993	President, The Laday Company (management consulting and business development) since July 1995; prior thereto Vice President, field operations, Southern Region, U. S. Customer Operations, Xerox Corporation (January 1991 – June 1995); prior thereto Vice President and region general manager, Xerox Corporation (1986 – 1991).

Jack E. Little (1)(2)(5)	68	2001	Retired President and Chief Executive Officer, Shell Oil Company (oil and gas exploration) since July 1999; prior thereto President and Chief Executive Officer, Shell Oil Company (1998 – 1999); prior thereto President and Chief Executive Officer, Shell Exploration & Production Company (1995 – 1998). Director of Noble Corporation.

Gerardo I. Lopez (4)(6)	47	2006	Senior Vice President, and President, Global Consumer Products, Starbucks Corporation (retail coffee products) since September 2004; prior thereto President, Handleman Entertainment Resources (2001 – 2004); prior thereto Senior Vice President and General Manager, Handleman Entertainment Resources (2000 – 2001); prior thereto President, International Division, International Home Foods (1999 – 2000); prior thereto Senior Vice President and General Manager, SouthWest Brands, International Home Foods (1997 – 1999).

J. E. Oesterreicher (1)(2)(3)(6)	65	1996	Retired Chairman of the Board and Chief Executive Officer of J. C. Penney Company, Inc. (retailer) since September 2000; prior thereto Chairman of the Board and Chief Executive Officer of J. C. Penney Company, Inc. (January 1997 – September 2000); prior thereto Vice Chairman of the Board and Chief Executive Officer of J. C. Penney Company, Inc. (January 1995 – January 1997); prior thereto President, J. C. Penney Stores and Catalog (1992 – 1995). Director of Brinker International, Inc.

Michael W. Ranger (3)	49	2003	Senior Managing Director, Diamond Castle Holdings, LLC (private equity investments) since 2004; prior thereto consultant to CSFB Private Equity, overseeing private equity investments in the energy and power industries (2002 – 2004); prior thereto Managing Director, Investment Banking, of Credit Suisse First Boston (2000 – 2001); prior thereto Managing Director and Group Head of Global Energy and Power Group, Investment Banking, of Donaldson, Lufkin & Jenrette Securities Corporation (1990 – 2000).

Name	Age	Served As Director Since	Business Experience
Leonard H. Roberts (1)(2)(6)	58	2005	Retired Chairman of the Board, RadioShack Corporation (consumer electronics) since May 2006; prior thereto Chairman of the Board, RadioShack Corporation (May 1999 – May 2006); prior thereto Chief Executive Officer, RadioShack Corporation (January 1999 – May 2005); prior thereto President, RadioShack Corporation (December 1995 – December 2000). Director of J. C. Penney Company, Inc. and Rent-A-Center, Inc.

Glenn F. Tilton (3)(4)(5)	59	2005	Chairman, President and Chief Executive Officer, UAL Corporation and United Air Lines, Inc., a wholly owned subsidiary of UAL Corporation (air transportation) since September 2002; prior thereto Non-Executive Chairman, Dynegy, Inc. (May 2002 – September 2002); prior thereto Vice Chairman, ChevronTexaco Corporation (October 2001 – August 2002); prior thereto Chairman and Chief Executive Officer, Texaco Inc. (February 2001 – October 2001); prior thereto President, Texaco’s Global Business Unit (1997 – 2001). Director of Abbott Laboratories, UAL Corporation and United Air Lines, Inc.

C. John Wilder (2)(5)	49	2004	Chairman, President and CEO of TXU Corp. since May 2005; prior thereto President and Chief Executive of TXU Corp. (February 2004 – May 2005); prior thereto Executive Vice President and Chief Financial Officer of Entergy Corporation (1998 – 2004). Director of Oncor Electric Delivery Company and TXU Energy Company LLC.

(1)	Member of Audit Committee.

(2)	Member of Executive Committee.

(3)	Member of Finance and Business Development Committee.

(4)	Member of Nominating and Governance Committee.

(5)	Member of Nuclear Committee.

(6)	Member of Organization and Compensation Committee

Audit Committee

The Audit Committee is a separately-designated standing audit committee, as required by SEC regulations and NYSE rules and established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. All of the members of the Audit Committee are “Audit Committee Financial Experts” as defined in Item 407(d)(5) of SEC Regulation S-K.

Code of Conduct

TXU Corp. maintains certain corporate governance documents on its website at www.txucorp.com. TXU Corp.’s Code of Conduct can be accessed by selecting “Investor Resources” on the company’s website. The Code of Conduct applies to all of its employees, officers (including the CEO, Chief Financial Officer and Controller,) and directors. In accordance with SEC regulations, any amendments to the Code of Conduct will be posted on TXU Corp.’s website. Printed copies of the corporate governance documents that are posted on TXU Corp.’s website are also available to any shareholder upon request to the Secretary of TXU Corp. at 1601 Bryan Street, Dallas, Texas 75201-3411.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of TXU Corp. to file with the SEC reports of ownership and changes in ownership with respect to the equity securities of TXU Corp. Based solely on a review of the copies of the reports furnished to TXU Corp. and written representations that no other reports were required, during 2006, all required reports were timely filed, except that, as the result of an inadvertent oversight, Kerney Laday was two days late filing a report disclosing a transaction relating to the transfer of 700 shares from his direct account to his pension plan.

Additional information with respect to executive officers of TXU Corp. is found in Part I, Item 4 of TXU Corp.’s Form 10-K filed on March 2, 2007.

Item 11.	EXECUTIVE COMPENSATION

The information below is presented in accordance with SEC proxy rules requiring the use of the TXU Corp. share price on December 31, 2006 ($54.21) and other information as of December 31, 2006. Accordingly, the information below does not reflect the $69.25 per share merger consideration contemplated by the February 25, 2007 merger agreement among TXU Corp., Texas Energy Future Holdings Limited Partnership and Texas Energy Future Merger Sub Corp., the vesting on March 31, 2007 of the 2004 Long-Term Incentive Compensation

Plan awards, the grant in 2007 of equity awards under the 2005 Omnibus Incentive Plan (awards under these two plans are sometimes referred to as LTIP awards), or other compensation changes after December 31, 2006. Information or estimates reflecting the $69.25 per share merger consideration and other updates as required by SEC rules will be included in the definitive proxy statement to be mailed to TXU Corp. shareholders in connection with the meeting to be held to vote upon the merger.

Compensation Discussion and Analysis

Overview

For more than 120 years, TXU Corp. and its predecessors primarily owned and operated regulated utility businesses. As such, its executive compensation programs were designed to enable it to compete in that marketplace. In 2002, with the introduction of a competitive, deregulated retail electric marketplace in Texas, TXU Corp. began restructuring its executive compensation programs and practices to better enable it to attract and retain talent in a volatile, commodity-sensitive environment that has a unique set of capability requirements. In 2004, the Board hired a new CEO to lead TXU Corp. in a competitive environment and the company undertook a dramatic restructuring. Since then, TXU Corp. has delivered top-tier results based on a turnaround strategy designed to transform it into a high-performing industrial company that can compete successfully in a newly deregulated market and reliably meet next-generation energy demands through consumer and environmentally sensitive platforms.

Under new leadership, the process to instill a pay-for-performance culture was accelerated. Examples of actions taken include:

1.	Strengthening the Board’s and the Organization and Compensation Committee’s effectiveness and independence by:
a.	Strengthening the role of the committees and their independent chairs through, among other practices, disciplined use of work plans and involvement in agenda setting;
b.	Adding new independent directors;
c.	Hiring Towers Perrin, an independent compensation consultant, to advise and report directly to the Organization and Compensation Committee on executive compensation issues, including multi-utility index and other benchmarks, median competitive data, performance measurements and peer group selection;
d.	Conducting regular private sessions without management present at committee meetings; and
e.	Strengthening executive and director stock ownership guidelines to more strongly align their interests with those of TXU Corp.’s shareholders.

2.	Aligning executive compensation policies and programs more strongly with company performance by:
a.	Maintaining compensation structures based on targeting median competitive pay;
b.	Redefining TXU Corp.’s peer group in order to effect more stringent, market-based comparisons;
c.	Freezing or eliminating some perquisites; and
d.	Phasing out or eliminating programs, such as the Deferred and Incentive Compensation Plan, that do not support TXU Corp.’s pay-for-performance culture or long-term shareholder interest.

Today, TXU Corp.’s compensation programs are designed to enable TXU Corp. to hire, retain, and motivate top talent, with a strong correlation between rewards and sustained results.

Purposes and Structure of the Organization and Compensation Committee and the Role of the CEO in Compensation Decisions

The purposes of the Organization and Compensation Committee include:

1.	Determining and overseeing TXU Corp.’s executive compensation programs;

2.	Overseeing the evaluation of the CEO and other executive performance in light of corporate goals and objectives relevant to compensation and approving the compensation based on the evaluation; and

3.	Overseeing and making recommendations to the Board with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefits plans, policies and practices.

The Organization and Compensation Committee also reviews executive management succession planning and advises the Board with respect to compensation of TXU Corp.’s outside directors.

In determining the compensation of the executives reporting to the CEO, including the executive officers named in the Summary Compensation Table on page 20, the Organization and Compensation Committee seeks the input of the CEO on the performance of these individuals and the CEO’s recommendations regarding individual compensation actions. More detail about each of the plans can be found in the compensation tables and the accompanying narrative.

The role of the CEO is to assess at the end of each year the performance of each of the executives reporting to the CEO, including the executive officers named in the Summary Compensation Table on page 20 against their personal goals and those of their respective business unit/function and to present the performance discussion and compensation recommendation for each of these individuals to the Organization and Compensation Committee.

Currently, the Organization and Compensation Committee is composed of five non-employee, independent directors, each of whom satisfies the requirements for independence under applicable law and regulations of the SEC and the NYSE. The Organization and Compensation Committee met five times in 2006.

The Organization and Compensation Committee has the sole authority to retain and terminate any compensation consultant or other advisor to be used to assist in the evaluation of director, CEO or senior executive compensation. The committee has retained Towers Perrin as its external compensation advisor. Towers Perrin is engaged and works for TXU Corp. only on director and executive compensation matters. There are no other relationships between TXU Corp. and Towers Perrin.

Compensation Philosophy

TXU Corp.’s compensation philosophy, principles and practices are intended to compensate executives appropriately for their contribution to the attainment of key strategic objectives, and to strongly align the interests of executives and shareholders through equity-based plans and performance goals. To achieve those objectives, TXU Corp. believes that:

1.	Levels of executive compensation should be based upon an evaluation of the performance of TXU Corp. and its executives as well as a comparison to compensation levels of persons with comparable responsibilities in business enterprises of similar size, scale, complexity, risk and performance;

2.	Compensation plans should reward positive, sustained returns to shareholders and should balance both long-term and short-term objectives; and

3.	The overall compensation program should emphasize variable compensation elements that have a direct link to company and individual performance.

To support these compensation principles, the total compensation program for TXU Corp.’s executives principally consists of:

1.	Base salaries;

2.	The opportunity to earn an annual performance bonus under TXU Corp.’s Executive Annual Incentive Plan;

3.	Awards of performance-based restricted shares or performance units under TXU Corp.’s Long-Term Incentive Compensation Plan or the 2005 Omnibus Incentive Plan;

4.	The opportunity to participate in TXU Corp.’s Salary Deferral Program and receive company matching contributions; and

5.	Participation in TXU Corp.’s Thrift Plan, Retirement Plan and Supplemental Retirement Plan.

To align these compensation programs with TXU Corp.’s compensation philosophy and strategic objectives, TXU Corp. has:

1.	Where possible and appropriate, used three market reference points for market compensation data: broader energy industry data; a specific peer group; and broader general industry data. TXU Corp. used these reference points to gather competitive compensation data for each executive. To ensure the market data reflects TXU Corp.’s scope, all broad survey data were size-adjusted to TXU Corp.’s revenue size using regression analyses, where possible. The specific peer group used in 2006 is shown below.

AES	Allegheny Energy	Ameren
American Electric Power	Calpine	Constellation Energy
Dominion Resources	Duke Energy	Edison International
Entergy	Exelon	FPL Group
FirstEnergy	Mirant	NRG Energy
PPL	Progress Energy	Public Service Enterprise Group
Southern Company	Xcel Energy

TXU Corp. expects that it will be necessary, as a result of mergers, acquisitions and/or other changes, to update the list periodically to maintain a representative list of companies for compensation comparisons.

The broader energy industry data includes compensation data collected from Towers Perrin’s 2006 Energy Services Industry CDB Executive Compensation Database. The survey is composed of 97 energy services companies. The broader general industry data includes compensation data collected from Towers Perrin’s 2006 General Industry CDB Executive Compensation Database. The survey is composed of 820 general industry companies.

2.

Established base salaries around the median, or 50th percentile, of the base salaries provided to similar positions at comparable utility, energy, or industrial companies. Please refer to “Competitive Compensation Mix” for a more detailed discussion of executive compensation.

3.	Held base salaries flat since 2004 for executive officers named in the Summary Compensation Table and shifted compensation to variable, at-risk pay linked to meeting annual performance goals and long-term shareholder value creation.

4.	Awarded performance units rather than stock options or other equity-related compensation. TXU Corp. believes that performance units, which pay out in shares based on the company’s absolute and relative total shareholder returns, better allow TXU Corp. to link executive pay to its performance relative to peers, while ensuring that absolute shareholder value has been achieved.

5.	Phased out many perquisites that no longer fit TXU Corp.’s compensation policy. TXU Corp. no longer provides perquisites that do not serve as a necessary part of a competitive pay package or enhance an executive’s ability to conduct the company’s business. This includes substantially limiting the use of TXU Corp.’s aircraft, and subjecting usage to an annual review by the Organization and Compensation Committee. Additional information about the limited perquisites allowed to executive officers is contained throughout this Form 10-K/A.

6.	Prohibited hedging against TXU Corp. securities. Under TXU Corp.’s stock trading policy, all TXU Corp. executive officers and directors are restricted from short sales and derivative transactions involving TXU Corp.’s securities.

Competitive Compensation Mix

The bulk of each executive officer’s direct compensation (base salary, annual incentive and long-term incentive) is directly linked to achieving company and business unit performance objectives. Other factors impacting compensation include individual performance, retention risk, and market compensation data provided by Towers Perrin. Over a period of time, the direct compensation mix for executive officers will be targeted at the levels summarized below.

Target Mix of Direct Compensation

	CEO	Other Executive Officers
Fixed cash compensation / base salary	10-20%	30-40%
Variable compensation / annual and long-term awards based on performance	80-90%	60-70%

As shown above, TXU Corp. believes that 80-90% of the CEO’s direct compensation and 60-70% of the other executive officers’ direct compensation should be based on performance. The programs are designed to reward executives for their contribution to the attainment of key strategic objectives, to link compensation to TXU Corp.’s financial and operational performance and to strongly align the interests of executives and shareholders through equity-based plans with a range of payouts based on performance. TXU Corp. believes its targeted mix of pay will allow it to attract the caliber of individual that wants to be aligned with the results produced for its shareholders.

TXU Corp. does not use stock options in its long-term programs. TXU Corp. has elected to use restricted stock or performance units rather than stock options or other equity-related compensation. TXU Corp. believes that this practice allows it to more directly link executive pay to TXU Corp.’s performance relative to its peers.

For 2006, the mix of direct compensation was:

2006 Mix of Direct Compensation

	CEO	Other Executive Officers
Fixed cash compensation / base salary	13%	29%
Annual performance-based cash incentive	18%	11%
Long-term performance-based incentive	69%	60%

Based on the mix of compensation of TXU Corp.’s executive officers in 2006, it is clear that the company is moving toward the targeted mix of compensation.

In addition to the direct compensation opportunities outlined above, TXU Corp. currently maintains two on-going nonqualified compensation programs, the Salary Deferral Program and the Supplemental Retirement Plan. The primary purpose of these programs is to facilitate retention and, with respect to the Supplemental Retirement Plan, to provide for the payment of retirement benefits that would otherwise be limited by the Internal Revenue Code statutory limits or the definition of earnings in the Retirement Plan. Please refer to the narrative under the Pension Benefits table beginning on page 28 for a more detailed description of these programs.

Compensation Elements

Following is a discussion of the principal compensation components provided to our executives. More detail about each of the plans that follow can be found in the compensation tables and the narrative and footnotes to the tables.

Base Salary

Base salary should reward executives for the scope and complexity of their position and the level of responsibility required. TXU Corp. believes that a competitive level of base salary is required to attract qualified talent.

The Organization and Compensation Committee reviews base salaries annually, although salaries may be frozen for a period of time once they have achieved market levels. In 2004, TXU Corp. was at the beginning stages of the turnaround phase of its business strategy and wanted its leaders to be focused on actions that would create long-term value for shareholders. Therefore, base pay levels for the executive officers named in the Summary Compensation Table have been held flat since October 2004 and compensation was shifted toward variable pay linked to meeting annual performance goals and to long-term shareholder value creation.

Base salaries for the executive officers named in the Summary Compensation Table are generally set around the median, or 50th percentile, of the base salaries provided by TXU Corp.’s competitive peer groups. In making these determinations, TXU Corp. looks at a combination of markets, specifically the utility, energy, and general industrial sectors because this is where the company primarily competes for experienced talent. A thorough analysis of market base salary, annual incentive, long-term incentive, and total compensation levels is conducted annually by Towers Perrin. That analysis and information is a factor utilized in reviewing the actual salary levels of each executive officer named in the Summary Compensation Table, based on the market data and performance of TXU Corp. overall, the performance of the business unit the particular officer is leading, and the officer’s individual performance for the current period and over a period of years.

2006 Base Salary for TXU Corp.’s Named Executive Officers

Name	Title	Salary	Comments
C. John Wilder	Chairman, President and CEO – TXU Corp.	$1,250,000	No change since February 2004
David A. Campbell	EVP and Chief Financial Officer – TXU Corp.	$382,000	No change since October 2004
M. S. Greene	Chairman of the Board and CEO – TXU Power	$507,000	No change since October 2004
T. L. Baker	Vice Chairman – TXU Corp.	$632,000	No change since October 2004
David P. Poole	EVP and General Counsel – TXU Corp.	$307,000	No change since October 2004
Kirk R. Oliver	Former EVP and Chief Financial Officer – TXU Corp.	$507,000	No longer with the company as of March 2006
Eric H. Peterson	Former EVP and General Counsel – TXU Corp.	$507,000	No longer with the company as of April 2006

Executive Annual Incentive Plan

The Executive Annual Incentive Plan, which is paid in cash, is intended to provide a market and performance-based annual reward for the successful attainment of certain annual performance goals and business objectives that are established by the Organization and Compensation Committee at the beginning of each year. These targets are generally set at challenging levels to ensure they are high performance goals relative to external benchmarks, as well as relative to TXU Corp.’s historical performance. In general, it is TXU Corp.’s intent that the goals be set so that:

•	Results fall in the target range approximately 50% of the time;

•	The targets are exceeded up to 25% of the time; and

•	The targets are not achieved up to 25% of the time.

The chart below provides a summary of the Executive Annual Incentive Plan funding from 2002 through 2006. The payout percent represents the aggregate funding, as a percent of target awards, available to the executive officers named in the Summary Compensation Table.

Historical Payout of Executive Annual Incentive Plan as a Percentage of Target

Plan Year	Payout Percent (% of Target)
2002	0
2003	124
2004	100
2005	135
2006	65

The combination of company, business unit and individual performance, together with the Organization and Compensation Committee’s evaluation of the competitive level of compensation appropriate for such performance, determines the amount of annual incentive, if any, actually awarded. Awards under the Executive Annual Incentive Plan constitute the annual incentive component of TXU Corp.’s executive compensation. The CEO assists the Organization and Compensation Committee in evaluating the performance of the other executive officers named in the Summary Compensation Table and determining the amount of annual incentive, if any, actually awarded.

The table below summarizes the 2006 annual incentive targets and actual performance and payout funding percentage. The earnings per share measurement is intended to align annual incentive compensation with TXU Corp.’s growth strategy, while the operating cash flow measurement is designed to encourage TXU Corp. executives to support the company’s investment in infrastructure development. Annual incentive payout funding can range from zero to two times aggregate target incentive levels, based on the performance of TXU Corp. during the fiscal year.

2006 Executive Annual Incentive Plan Performance Metrics and Funding

Metric & Funding	Weighting	Threshold	Target	Superior	Actual
Operating earnings per share	50%	$5.31	$5.90	$6.49	$5.55
Operating cash flow (billions)	50%	$4.59	$5.10	$5.61	$4.93
Payout funding percentage (1)	n/a	50%	100%	200%	65%

(1)	Payout funding percentage is interpolated between performance levels.

Actual payout funding for 2006 was 65% of target. TXU Corp. will use the same annual incentive plan funding metrics in 2007 with new targets based on 2007 expectations.

With the exception of Mr. Wilder, whose target annual incentive levels are consistent with those in his employment agreement, target annual incentive levels for executives are determined based on a thorough analysis of market practices conducted annually by Towers Perrin and reviewed by the Organization and Compensation Committee. Target annual incentive compensation levels for the CEO and all other executive officers named in the Summary Compensation Table are as follows:

1.	Mr. Wilder’s target annual incentive is set at 200% of base salary.

2.	Target annual incentive compensation levels for all other executive officers named in the Summary Compensation Table are set near the median of the comparable market; with the opportunity to reach the 75th percentile, or above, of that market in circumstances where TXU Corp.’s annual performance reaches the 75th percentile or better relative to such market.

The following table provides a summary of the 2006 annual incentive targets and actual awards for each executive officer named in the Summary Compensation Table.

2006 Annual Incentives for TXU Corp.’s Named Executive Officers

Name	Target Payout as (% of Salary)	Target Award ($ Value)	Actual Award	Actual Award (% of Target)	Comments
C. John Wilder	200%	$2,500,000	$1,625,000	65%	—
David A. Campbell	60%	$229,200	$230,000	100%	—
M. S. Greene	60%	$304,200	$220,000	72%	—
T. L. Baker	60%	$379,200	$130,000	34%	—
David P. Poole	60%	$184,200	$120,000	65%	—
Kirk R. Oliver	60%	$304,200	—	—	No longer with the company as of March 2006
Eric H. Peterson	60%	$304,200	—	—	No longer with the company as of April 2006

Long-Term Equity Incentives

The principal long-term component of TXU Corp.’s executive compensation package is the 2005 Omnibus Incentive Plan, which was approved by TXU Corp.’s shareholders in 2005. The ultimate value, if any, of awards granted under the Omnibus Plan, is directly related to future performance with respect to absolute and relative total shareholder returns. TXU Corp. measures its total shareholder returns performance against a peer group of companies comprised of the combined Standard & Poor’s (S&P) 500 Electric Utilities and the S&P 500 Multi-Utilities Indices. TXU Corp. has selected total shareholder returns as the performance measure for the Omnibus Plan because it aligns the executives’ interests with the economic interests of TXU Corp.’s shareholders.

Awards under the Omnibus Plan provided to the executives of TXU Corp. have been almost exclusively in the form of performance-based restricted stock or performance units settled in shares of TXU Corp. common stock. All executive officers participate in the Omnibus Plan. The target amount of the long-term incentive compensation award is generally set at the market median of the peer group as described above. The awards are designed to balance absolute and relative total shareholder returns performance. For certain executives, the variability in the number of performance units granted is tied to:

1.	the amount of each of the other elements of that executive’s direct compensation and how each of these elements compares to the market median, and

2.	the terms of individual employment agreements.

All awards under the Omnibus Plan and the Long Term Incentive Compensation Plan issued during a given year have a performance period that begins on April 1 of that year and ends on March 31 three years later. TXU Corp. has used this date for several years and finds that having consistency across awards with respect to performance periods eases administrative burdens when calculating payouts of the awards.

The ultimate payout of long-term incentive compensation awards, if any, is determined by TXU Corp.’s total shareholder returns on both an absolute and relative basis. Fifty percent of each award is based on absolute total shareholder returns over the prior three-year period. Depending upon TXU Corp.’s absolute total return for such period, the participants may earn from 0% to 150% of this portion of the original award, and their compensation is, thereby, directly related to shareholder value, as set forth below:

2006 Performance Payout Rates—Absolute Total Shareholder Return

Performance Level	Aggregate 3-yr Total Shareholder Return	Performance Unit Adjustment
Maximum	≥40.5%	Maximum payout (150% of target)
Target	≥29.5%	Interpolate between 100% & 150% of target
Minimum	≥19.1%	Interpolate between 50% & 100% of target
Zero	< 19.1%	No payout

The remaining 50% of each award is based on relative total shareholder returns determined by comparing TXU Corp.’s total returns for the performance period against the companies comprising the S&P 500 Electric Utilities and the S&P Multi-Utilities Indices. Depending upon TXU Corp.’s relative total return for such periods, the participants may earn from 0% to 200% of this portion of the original award, and their compensation is, thereby, directly related to shareholder value, as set forth below:

2006 Performance Payout Rates—Relative Total Shareholder Return

Performance Level	Aggregate 3-yr Total Shareholder Return	Performance Unit Adjustment
Maximum	81st percentile & above	Maximum payout (200% of target)
150% of target	71st–80.99th percentiles	Interpolate between 150% & 200% of target
125% of target	61st–70.99th percentiles	Interpolate between 125% & 150% of target
Target	51st-60.99th percentiles	Interpolate between 100% & 125% of target
Minimum	41st-50.99th percentiles	Interpolate between 50% & 100% of target
Zero	40.99th percentile & below	No payout

The combination of absolute and relative components of each award means that each incentive compensation award under the Omnibus Plan will pay out, in the aggregate, from 0% to 175% of the original amount.

As detailed in the narrative of the Grants of Plan-Based Awards table on pages 23 and 24, the employment agreements for Messrs. Wilder, Campbell and Poole require that their long term incentive awards be measured solely on TXU Corp.’s total shareholder return performance relative to companies comprising the S&P 500 Electric Utilities Index. For these executives, the ultimate value of their awards, if any, is determined by TXU Corp.’s total shareholder return over future performance periods, on a relative basis, and does not contain an absolute basis.

For a more detailed description of TXU Corp.’s long-term incentive plans, including the vesting conditions of long-term incentive awards, please refer to the narrative that follows the Grants of Plan-Based Awards table on pages 23 and 24. TXU Corp. believes that the three-year vesting period, in conjunction with the company’s stock ownership and retention requirements, ensures that executives are focused on sustained long-term performance. The number of shares and the price per share of TXU Corp.’s common stock included in this Compensation Disclosure and Analysis have been adjusted to reflect the stock split that TXU Corp. completed in December 2005.

Deferred Compensation and Retirement Plans

Salary Deferral Program: TXU Corp.’s Salary Deferral Program allows participating employees to defer a portion of their salary and annual incentive award and to receive a matching award based on their deferrals. Executives can defer up to 50% of their base salary and up to 100% of any annual incentive award, for seven years or until retirement. TXU Corp. matches 100% of deferrals up to 8% of salary deferred under the program. TXU Corp does not match deferred annual incentive awards. The program encourages employee retention because generally, participants who terminate their employment with TXU Corp. prior to seven years of service forfeit TXU Corp.’s matching contribution to the program.

Please refer to the narrative that follows the Nonqualified Deferred Compensation table on pages 29 and 30 for a more detailed description of the Salary Deferral Program.

Retirement Plan: TXU Corp. and its participating subsidiaries maintain a retirement plan, which is qualified under applicable provisions of the Internal Revenue Code and is a benefit for all employees of TXU Corp. and those participating subsidiaries. TXU Corp.’s Retirement Plan contains both a traditional defined benefit component and a cash balance component. Effective January 1, 2002, TXU Corp. changed its defined benefit plan from a traditional final average pay design to a cash balance design. This change was made to better align the retirement program with competitive practices. All participants were extended an opportunity to remain in the traditional program or transition to the cash balance component. Messrs. Greene, Baker and Oliver elected to remain in the traditional program.

All employees employed after January 1, 2002 are only eligible to participate in the cash balance program. As a result, Messrs. Wilder, Campbell, Poole and Peterson are covered under the cash balance component. For a more detailed description of the Retirement Plan, please refer to the narrative that follows the Pension Benefits table on page 28.

Supplemental Retirement Plan: TXU Corp.’s Supplemental Retirement Plan provides for the payment of retirement benefits that:

1.	Would otherwise be capped by the Internal Revenue Code’s statutory limits for qualified retirement plans;

2.	Include Executive Annual Incentive Plan awards in the definition of earnings (for participants in the traditional component only); and/or

3.	TXU Corp. or its participating subsidiaries are obligated to pay under contractual arrangements.

Messrs. Greene, Baker and Oliver, the executives who elected to remain in the traditional defined benefit retirement plan, are eligible for a supplemental retirement benefit in concert with that plan, which provides for a traditional defined benefit type retirement annuity stream. This feature of the plan is only available to the executives hired prior to January 1, 2002. As such, it is not available to Messrs. Wilder, Campbell, Poole and Peterson who participate in the “make whole” portion of the Supplemental Retirement Plan (but only as it relates to the cash balance component), which only provides for the payment of retirement benefits that would otherwise be capped by the Internal Revenue Code or for the inclusion of additional accredited service under contractual arrangements.

For a more detailed description of the Supplemental Retirement Plan, please refer to the narrative that follows the Pension Benefits table on page 28.

Perquisites

In keeping with its pay-for-performance philosophy, TXU Corp. does not believe that significant perquisites fit with the culture and direction of the company. After a September 2004 internal review of its compensation programs, TXU Corp. eliminated several perquisites that no longer fit the company’s compensation philosophy. For example, TXU Corp. no longer provides an automobile allowance or free parking to executives. In addition, the Deferred and Incentive Compensation Plan was closed in 2004 to new participants to eliminate a significant non-performance-based reward program. For a more detailed description of this and other eliminated programs, please refer to the narrative that follows the Summary Compensation Table on pages 20, 21 and 22, and the Nonqualified Deferred Compensation table on pages 29 and 30.

Those perquisites that continue are intended to serve as part of a competitive total compensation program and to enhance the executives’ ability to conduct company business. These benefits include the limited use of TXU Corp. aircraft, financial planning, a preventive physical health exam and reimbursement for certain country club membership costs.

TXU Corp. has substantially limited the use of its aircraft. Under current policy, only members of TXU Corp.’s Senior Leadership Team (primarily comprised of the CEO and his direct reports) may schedule use of company aircraft, and TXU Corp. personnel and contractors are not to have personal use of the aircraft except:

1.	Pursuant to the terms of an employment agreement; or

2.	In exceptional cases, when personal use is in the best interest of TXU Corp., as determined by a member of the Senior Leadership Team (other than the member, if any, requesting personal use).

In addition, TXU Corp. has eliminated personal use of its aircraft by former executives.

The following is a summary of benefits offered to the executive officers named in the Summary Compensation Table that are not available to all employees:

Aircraft Usage: As recommended by TXU Corp.’s independent security advisor and provided in his employment agreement, Mr. Wilder is provided use of TXU Corp. aircraft for personal use. The use of TXU Corp. aircraft was one of the benefits provided in 2004 when negotiating for Mr. Wilder’s services.

Executive Financial Planning: All executive officers named in the Summary Compensation Table are eligible to receive executive financial planning services through AYCO. Such service is intended to support them in managing their financial affairs, which TXU Corp.

considers especially important given the high level of time commitment and performance expectation required of its executives. Furthermore, such service helps ensure greater accuracy and compliance with individual tax regulations.

Executive Physical Health Exam: All executive officers named in the Summary Compensation Table are also eligible to receive an annual physical examination. TXU Corp. recognizes the importance of the health of its senior management team and the vital leadership role they play in directing and operating the company. The executive officers are important assets of TXU Corp. and this benefit is designed to help ensure their health and long-term ability to serve TXU Corp.’s shareholders.

Country Club/Luncheon Club Membership: Executive officers named in the Summary Compensation Table are entitled to reimbursement of certain expenses for personal country club or luncheon club use, which provide a setting for cultivating business relationships and interaction with key community leaders and officials.

In addition, all employees, including all executive officers named in the Summary Compensation Table, are eligible to participate in TXU Corp.’s relocation policy which reimburses the eligible relocation expenses for relocating employees that move at the request of TXU Corp.

Expenditures for the perquisites outlined above are disclosed by individual in footnotes to the Summary Compensation Table, which begin on page 20.

Performance and Individual Compensation

Company Performance

The company’s recent business performance sets the context for the discussion of individual executive compensation. Beginning in 2004, under the leadership of new CEO John Wilder, TXU Corp. undertook a substantial turnaround and business restructuring program. This turnaround program followed a difficult period for the company that included the 2002 bankruptcy of the company’s European subsidiary. In 2002, TXU’s share price also experienced an 80% drop in less than two months and the dividend was cut by almost 80%. In early 2004, CEO John Wilder and his team developed and implemented a three-phase strategic restructuring plan focused on improving financial resiliency, divesting structurally disadvantaged businesses, providing superior customer service, and significantly improving operations, thereby unlocking shareholder value and furthering the transformation of TXU from a regulated utility to a commercial enterprise capable of surviving and thriving in the restructured Texas electric power market. The plan focused on achieving industry leadership across three critical factors – operational excellence, market leadership, and performance management – to drive to top-quartile financial performance and create a high-performance enterprise positioned to compete with the best industrial companies.

The plan comprised three phases:

1.	Rationalize, restructure, and restore financial strength: This phase restructured TXU and restored it to profitability.

2.	Strengthen the core businesses and drive performance improvement: This phase launched an ongoing, broad-based performance-improvement program.

3.	Allocate capital and grow: This phase focused on refining the capital allocation philosophy, rebasing the dividend, and establishing a framework for future growth investments.

TXU successfully completed its strategic turnaround plan ahead of schedule. Performance has improved sharply relative to 2003, moving from the bottom quartile to the top quartile across a broad set of operational, financial, market, and risk measures. TXU is now a much stronger, more resilient company within reach of its goal of achieving industry-leading performance and is executing its growth plan. The turnaround drove performance improvement across virtually every part of the business, as discussed below.

As previously stated, TXU’s overall compensation philosophy is to set target base compensation at the median within the industry, while ensuring alignment between executives and shareholders by putting a high percentage of total compensation at risk. In particular, the compensation for the CEO and management team was designed to place a heavy emphasis on at-risk compensation, as is typical at the start of turnaround and restructuring programs. The compensation received by the executive officers named in the Summary Compensation Table in 2006 and over the past three years during the turnaround reflects this compensation philosophy:

1.

TXU Corp. total shareholder returns during the turnaround have been outstanding. From February 20, 2004 to April 15, 2007, TXU’s total shareholder returns equaled 470%. This compares to a negative 2% total shareholder return for the ten year period from the end of 1993 through 2003. This performance ranks #7 in the S&P 500 and #1 in the S&P 500 Utilities Index. Over this period, TXU Corp. created an estimated more than $31 billion in shareholder value.[1]

[1]

From February 20, 2004 through April 15, 2007, TXU Corp. delivered a total return to shareholders of 470% and created an estimated more than $31 billion of shareholder value. The estimate of more than $31 billion of shareholder value creation is based on returns to shareholders in excess of the estimated threshold annual return of 10%, and takes into account the value of all net distributions (dividends + share repurchases – share issuances) made to shareholders over this time period. During this time period, the execution of the turnaround strategy raised the market capitalization from a starting value of $8 billion to $30 billion while also providing net distributions of more than $11 billion to the company's shareholders. Described another way, within a three year time period TXU Corp. distributed almost 140% of it's initial market capitalization, and increased the total market capitalization by almost 4 times. In 2007 prese nt value dollars, $17 billion of value (including share dilution) was created through increasing the value of the underlying equity and an additional $14 billion of value was created through net distribution of more than $11 billion, for a total value creation estimate of more than $31 billion.

2.	Chief Executive Officer John Wilder’s 2006 compensation, as reported on page 20 in the Summary Compensation Table, equaled $10,014,548. This is in the second quartile of compensation for CEOs in the S&P 500 Utilities Index and just above median among CEOs of the more than 275 companies in the S&P 500 Index companies that had filed 2006 compensation information through April 19, 2007.

3.	More than 70% of the total beneficially owned shares, trust shares, and deferred shares of CEO John Wilder (as described in footnote (2) on page 29 and the Beneficial Ownership table on page 40) were granted in 2004, consistent with the terms of the CEO’s employment agreement and in conjunction with the successful execution of the first phase of the restructuring program, which focused on restructuring international operations and disadvantaged businesses and improving financial flexibility.

4.	Value creation is largely attributable to successful portfolio restructuring and baseload generation. The majority of the value was created by international businesses restructuring to recover from a more than $4 billion bankruptcy loss; eliminating more than $10 billion in claims from litigation associated with the collapse of European operations; restructuring over $14 billion in debt and equity securities; and improving the underlying value of TXU Corp.’s nuclear and coal generation assets. The estimated value of TXU Corp.’s retail business has declined in this time period due to market share losses and high wholesale prices.

5.	TXU Corp. has well aligned pay for performance programs. In keeping with sound corporate governance practices, the TXU Corp. board has designed stringent pay for performance guidelines that place more than 85% of the CEO’s compensation at risk. Failure to perform would also result in limited compensation to the other executive officers named in the Summary Compensation Table.

6.

In turnaround situations senior executive teams generally share in the value creation achieved by the company. During the three-year period, cumulative compensation to TXU Corp.’s CEO and other currently employed named executive officers was substantially less than 1% of value creation.[2]

7.	Named executive officers have retained shares. The CEO and the other currently employed named executive officers strengthened shareholder alignment by retaining all their shares of TXU Corp. stock (other than those sold to offset income taxes and for limited charitable donations and other gifts) during 2004 – 2006.

8.	Merger impacts reflect compensation philosophy. The proposed merger would create an estimated $6 billion of incremental value for TXU Corp.’s shareholders at the $69.25 merger price. The announcement or closing of the merger will not result in any additional share awards or acceleration of payments to named executive officers.

The industry-leading returns to shareholders were driven by a structured three phase turnaround focused initially on restructuring TXU Corp.’s business portfolio, particularly its international operations and the balance sheet impacts of the difficulties experienced by these operations, as well as systematic operational improvements in the remaining core businesses.

Phase 1 – Rationalize, Restructure, and Restore Financial Health

In the mid-1990s, as deregulation was starting to open electric power markets across the world, TXU Corp. expanded its footprint outside of Texas. This included investments outside the electric power business and across Australia and Europe; in total, more than $8 billion was invested overseas. By 2002, unanticipated market changes and operational difficulties in the U.K. market resulted in TXU Corp.’s European operations declaring bankruptcy. In large part due to the difficulties in its overseas operations, in 2002 TXU Corp. experienced an 80% decline in its share price in less than two months and cut its dividend by nearly 80%. To manage the liquidity needs of the parent company during this period, TXU Corp. also issued a series of new equity, debt and hybrid instruments, including $750 million of Exchangeable Preferred Membership Interests (EPMIs) that had a 9% coupon and the ability to be exchanged for common stock ultimately totaling more than 114 million shares (split-adjusted) at an equity price of $6.5621/share (split-adjusted).

The new management team assembled by John Wilder and the Board in 2004 recognized the importance of restructuring the business portfolio and balance sheet and driving a broad-based performance improvement program to improve the resiliency of the business and maximize value for shareholders. After examining and valuing each business, the team reshaped the business portfolio to focus on three core Texas electricity businesses. The associated restructuring of the business portfolio involved settling domestic and international litigation associated with the demise of the European business (with cumulative claims in excess of $10 billion), selling the Australia business, and divesting non-core U.S. businesses, including TXU Gas and TXU Fuel. The sales generated proceeds of over $6.5 billion (including cash and assumed debt). The balance sheet was also restructured, involving more than $14 billion in cash and assumed debt including the impact of business sales; the proceeds were used to restructure debt, streamline the balance sheet, reduce diluted shares of common stock outstanding, pay dividends, and invest in the core businesses. Relatively expensive securities like the EPMIs were retired, such that the ongoing impact of business improvements and value creation in the core set of businesses will be realized by residual shareholders.

[2]

Based on estimated cumulative compensation over the three-year period for the currently employed named executive officers listed in the Summary Compensation Table, including an estimated calculation of 2004 and 2005 compensation using current SEC rules for compensation disclosures (both value creation and compensation estimated on an after-tax basis). These amounts include compensation for the CEO that represents less than 2/10ths of one percent of value creation and compensation for all currently employed named executive officers, including the CEO, of approximately 3/10ths of one percent of value creation.

Developing top-flight leadership and transforming the management team began in Phase 1 and continues today. A new leadership team was formed, through both internal promotions and de-layering as well as external hires; over 46% of the officers employed by the company at the end of 2003 had departed by the end of 2004. An important part of the turnaround program involves a multiyear effort to drive a strategic talent management plan across the company that is tightly aligned with the business strategy.

By the end of 2005, the results of Phase 1 were evident. TXU Corp. was in the top decile of the industry in growth in operational earnings per share and returns on invested capital. Operating cash flow was top quartile, as were interest coverage, debt to EBITDA, and debt to enterprise value. Cumulative total shareholder returns, the most comprehensive measure of risk/return performance, dramatically exceeded that of the market indices and TXU Corp.’s previous performance. TXU Corp.’s solid performance has continued relative to 2003. Through year-end 2006, market capitalization has grown by 224%.

Definitions: Operational earnings is a non-GAAP metric consisting of net income available to common shareholders adjusted for special items and income or losses that are not reflective of continuing operations (such as discontinued operations, extraordinary items and cumulative effect of changes in accounting principles). Beginning in the fourth quarter of 2006, TXU Corp. has adjusted operational earnings for all periods to exclude all effects of recording unrealized gains and losses from cash flow hedge ineffectiveness and other mark-to-market valuations of positions in the long-term hedging program because management believes such presentation will more appropriately reflect the ongoing earnings of the business. TXU Corp. relies on operational earnings for evaluation of performance and believes that analysis of the business by external users is enhanced by visibility to both reported GAAP earnings and operational earnings. EBITDA is a non-GAAP measure of income from continuing operations before interest income, interest expense and related charges, and income tax plus depreciation and amortization and special items.

Phase 2 – Strengthen the Core and Drive Performance Improvement

Phase 2, launched in mid-2004, drove a rigorous performance improvement program throughout the company. This phase was essentially complete by the end of 2005, a year ahead of schedule. It fell into three broad categories: operational excellence, market leadership, and performance management.

Operational Excellence: The centerpiece of Phase 2 is an ongoing strategic initiative called the TXU Operating System. The first systematic application of lean manufacturing concepts to the power industry, the TXU Operating System began driving continuous improvement initially across TXU Corp.’s power generation business (TXU Power), with the objective of improving operations by eliminating waste and perfecting work processes. Results were immediate. In 2004, TXU Corp.’s 5,837-megawatt lignite coal and 2,300-megawatt nuclear power generation fleets set generation records. They achieved record-breaking production again in 2005. In 2006, the company’s power generation business again set records with its baseload plants – its nuclear and lignite plants – achieving the highest annual generation in fleet history, an 8% improvement versus 2003. Increased investment is an important element of the program; relative to 2002-2003, average capital expenditures for the solid fuel generation plants increased more than 70% for 2004-2006. TXU Corp.’s nuclear plant had its best year in 2006, with record production and cost management and the safe completion of a refueling outage in record time. The company’s coal fleet is now producing at a capacity factor that is more than 8% above the top-decile capacity factor for U.S. coal-fueled generation plants, and it is on a trajectory to achieve top-quartile cost management. The company’s nuclear plant is also performing at top decile levels. The continuous cost and performance improvements from the TXU Operating System are allowing TXU Corp. to drive the long-term high-performance trends seen in other competitive heavy industries.

Market Leadership: Phase 2 also included performance improvements to build a reputation for market leadership in customer service, satisfaction, and products. Attacking unacceptably poor customer service was the first order of business. In 2003, call answer times in TXU Corp.’s call centers averaged 268 seconds and sometimes reached almost five minutes. By summer 2004, the centers were answering calls in 15 seconds or less, a world-class standard. By 2006, they averaged 11 seconds. Customer time in the integrated voice recognition system, which automates the handling of customer calls, also dropped 32% by the end of 2004. Today, it is 35% below 2003 levels, and customer satisfaction has continued to climb. TXU Corp., through its retail operations (TXU Energy), is also the market leader in providing its retail electricity customers the most competitive prices, abundant choice offerings, and best-in-class assistance for low-income customers. Throughout 2004, 2005, and 2006, TXU Energy’s price-to-beat rate was consistently the lowest among the three large incumbent retailers (TXU Energy, Reliant, and Direct Energy). In addition, in 2006 and early 2007 TXU Energy consistently offered customers the broadest set of plans of any retailer in the market; for example, in March of this year TXU Energy had 8 of the 11 lowest-priced alternative products offered by incumbents to residential customers in their home service territory. As part of the turnaround, TXU Corp. also pledged a fourfold increase in funding TXU Energy Aid, which helps customers in financial difficulty pay their energy bills, setting aside $15 million over three years. Since its inception in 1983, TXU Energy Aid has assisted over 300,000 customers pay their bills including nearly 75,000 customers since the 2004 pledge. In addition, TXU Energy is the only retailer that has consistently provided a 10 % discount for low-income customers since state funding for the discount was redirected by the Texas Legislature in 2005.

Performance management: Creating a systematic performance management system has been a critical enabler of operational excellence and market leadership and the success of the overall restructuring plan. As part of this program, the company instituted a series of monthly performance reviews with each business and commercial area; these reviews go through a series of customer service, operations, and financial metrics to understand how the business is performing relative to plan and relative to the fundamental drivers of business results. Comparisons versus benchmarks and the assessment of results relative to top quartile and top decile standards are integral parts of this discussion. Human performance leadership is also a vital element to the performance management program, including recruiting, compensation, and development initiatives geared toward establishing top-tier capabilities across the company. Over 46% of the officers who were part of TXU Corp. at the beginning of the turnaround are no longer with the company. Thirty-six leaders are new to their positions, bringing enthusiasm and a fresh approach; 16 new officers have been recruited from outside the company to head up critical areas such as strategy, retail sales, generation development and construction, legal, operations, and human resources. TXU Corp. also launched an aggressive campus recruiting program in

2006, to hire and then develop TXU Corp.’s future leaders. In addition to shifting the mix of executive compensation to at-risk pay, the company implemented a significant performance-based element to its annual incentive program in 2005, applicable to both senior managers and employees throughout the company. Finally, as part of an enhanced approach to development, TXU Corp.’s top 100 leaders are being evaluated and developed using a 360-degree assessment tool against a TXU Corp.-specific competency model. In addition, to increase the company’s pool of future leaders, a high-potential program has been implemented with individually designed development plans designed to prepare participants for executive-level roles.

The three-phase restructuring plan drove performance improvement across virtually every part of the business. Highlights include the following elements and the performance data listed in the table below:

1.	TXU Corp. has dramatically improved employee safety for all key safety indicators, reaching or moving close to top decile in safety across the board.

2.	Cumulative total return to shareholders during the turnaround equals 371% from February 20, 2004 through December 31, 2006 and 470% through April 15, 2007, compared with minus (37)% during the three years prior to the turnaround. During the turnaround, TXU Corp. shareholder returns rank #7 in the S&P 500 and #1 in the S&P 500 Utilities Index.

3.	Operational earnings per share have increased 450%. (See description of operational earnings per share on page 12.)

4.	TXU Power’s baseload (coal and nuclear-fueled) power plants have achieved record production levels each year, with lignite generation improving more than 6% and nuclear generation rising almost 12%.

5.	TXU Energy has achieved world-class customer service, with call-answer times in its phone centers dropping more than 95% to an average of just 11 seconds.

6.	Capital investment increased by more than 60% for 2004-2006 compared with the 2001-2003 period. The majority of these investments were in TXU Power and Oncor Electric Delivery, focused on improving the productivity and performance of those assets to meet the goal of providing more reliable electricity for customers.

7.	TXU Energy is now the retail market leader with innovative service plans that give customers unprecedented choice to pick a plan that fits their needs.

8.	Oncor Electric Delivery is transforming its power distribution network into the nation’s first broadband-enabled smart grid to propel customer service and reliability into the 21st century.

TXU Corp. and Subsidiaries Performance Scorecard for 2006

03-06; Mixed measures

Performance Metric	Measure	2003	2006	Percent Improvement
Operational excellence
Lignite generation	gigawatt-hours	41,311	43,837	6%
Nuclear generation	gigawatt-hours	17,717	19,795	12%
SAIDI (1)	minutes	74.2	79.1	(7%	)
Safety (2)	rate	0.26	0.10	62%
Total operating costs and SG&A expense (3)	$ millions	2,773	2,192	21%
Market leadership
Call answer time	seconds	268	11	96%
PUC complaints	# thousands	5.4	2.7	50%
Retail bad-debt expense/retail revenue	percent	1.8	1.0	44%
Risk/return mindset (4)
Total shareholder value created	$ billions	n/a	31	n/a
Total shareholder return (3-year)	percent	(40)	470	n/a
Performance management
Variance between top performer vs low performer bonus	variance %	+/-20	0/200	n/a
Average layers of management	number	8	6	25%

(1)	System Average Interruption Duration Index: the number of minutes an average customer’s power is out during a year.

(2)	Based on Lost Time Incident Rate: the number of injuries requiring time away from the job per 200,000 employee hours worked.

(3)	2003 includes $477 million related to discontinued operations.

(4)	2006 value and total shareholder return are for the turnaround period of February 20, 2004 to April 15, 2007. Total shareholder value created consists of capital appreciation, accumulated dividends, and net share repurchases for that period.

Phase 3 – Allocate Capital and Grow

Phase 3 focused in 2004 on refining the capital allocation philosophy and exploring value-creating growth opportunities, including new generation development to meet expanding customer demand in Texas and investments to improve reliability, efficiency and service in the transmission and distribution network. This phase included the announcement of the February 25, 2007 merger agreement among TXU Corp., Texas Future Holdings Limited Partnership and Texas Energy Future Merger Sub Corp.

Cumulatively over the three year period, the revamped capital-deployment program has returned more than $11 billion through dividends and net repurchases of common stock and securities linked to and convertible into common stock. Between February 2004 and the end of 2006, TXU Corp.’s stock price increased from approximately $12.50/share (split adjusted) to $54.21/share. Management believes that over 90% of the value increase is attributable to the restructuring of the company’s international operations, business portfolio and balance sheet as part of the turnaround program, as well as the increased value of the wholesale power generation business. During this time period, management believes that the value of the retail business has not improved, given retail market share losses and the significant rise in wholesale power prices. For example, since the beginning of 2004, residential retail market share in TXU Corp.’s home service territory fell from 86% to 65%.

As described above, the compensation levels for the executive officers named in the Summary Compensation Table were structured to reflect industry median levels for base pay while creating strong alignment with shareholders by sharing in incremental value creation. Given the strong performance of the company over the past three years, management compensation has been well in excess of target levels during the turnaround, driven by strong operating, financial, and total shareholder return performance.

Individual Compensation

Individual executive compensation reflects TXU Corp.’s performance both in 2006 and since the inception of its restructuring plan in early 2004. Beginning in June 2005, it has been the policy of TXU Corp. to employ its executives on an “at will” basis. Accordingly, executives hired after June 1, 2005, do not have employment agreements. TXU Corp. will honor all existing employment agreements until expiration. Currently, Messrs. Wilder, Campbell, and Poole are the only executive officers named in the Summary Compensation Table that have employment agreements. Their employment agreements are described below.

CEO Compensation

In February 2004, following a challenging and turbulent year caused by a destabilizing financial crisis, the Board went through an extensive and exhaustive CEO search and hired C. John Wilder as CEO of TXU Corp. Over the next 90 days, he and his team developed a three-phase strategic restructuring plan that would unlock shareholder value, build financial flexibility, strip unprofitable operations, provide top customer service and begin the transformation of TXU Corp. from a regulated utility to a commercial enterprise, capable of competing with the best industrial businesses. They have executed this plan and have delivered strong performance, as outlined above.

TXU Corp. entered into an employment agreement with Mr. Wilder effective February 23, 2004. The agreement was amended effective June 20, 2005. The agreement provides for Mr. Wilder’s service as TXU Corp.’s President and Chief Executive Officer during a five-year term, which is automatically extended for successive one-year periods unless terminated by TXU Corp. or Mr. Wilder. As contemplated in the agreement, Mr. Wilder was elected as Chairman of the Board in May 2005. The agreement provides that, during the initial five year term, Mr. Wilder will be entitled to the terms outlined below:

1.	A minimum annual base salary of $1,250,000.

2.	Target annual bonuses under the Executive Annual Incentive Plan of 200% of his base salary.

3.	Two initial awards, under the Long-Term Incentive Compensation Plan, of performance-based restricted stock. Each award was for 300,000 shares, one with a two-year performance period and the other with a three-year performance period. On the last trading day prior to the announcement of Mr. Wilder’s hiring, TXU Corp.’s share price closed at $12.42 per share, and each 300,000 share award at time of grant had an estimated fair market value, using a SFAS 123R valuation, of $1,598,000 for the two-year award and $1,304,000 for the three-year award.

4.	Annual performance-based long-term incentive awards, under the Omnibus Plan, each having a target payout of 300,000 shares.

The Organization and Compensation Committee and the Board unanimously approved the terms and conditions of the employment agreement after consideration of Mr. Wilder’s qualifications and experience, his previous compensation levels, foregone awards and other compensation at his prior employer, and the competitive marketplace for executive talent at comparable energy companies.

The following is a summary of Mr. Wilder’s individual compensation for 2006.

Base Salary: In 2006, Mr. Wilder’s base salary was $1,250,000; this amount has not changed since he was hired in February 2004.

Annual Incentive: In accordance with his employment agreement, Mr. Wilder’s target annual incentive is 200% of base salary. While TXU Corp. delivered record earnings per share and operating cash flow results in 2006, the company fell short of its incentive funding metrics relative to challenging goals approved by the Organization and Compensation Committee. See “2006 Executive Annual Incentive

Plan Performance Metrics and Funding” on page 6 for incentive plan funding. As a result, based on his target of 200% and TXU Corp.’s financial performance relative to the performance objectives, Mr. Wilder was awarded a bonus of $1,625,000, or approximately 65% of his target bonus of $2,500,000.

Long Term Equity Incentive: The Long-Term Incentive Compensation Plan was superseded and replaced by the Omnibus Plan for all long-term incentive awards issued in 2006. In accordance with his employment agreement, Mr. Wilder was awarded 300,000 performance units in 2006. At the time Mr. Wilder’s employment agreement was signed and this grant level was set, the equivalent estimated fair market value of these awards, using a SFAS 123R valuation methodology, was $3,734,000.

Compensation of Other Named Executive Officers

David A. Campbell

TXU Corp. entered into an employment agreement with Mr. Campbell effective May 14, 2004. The agreement provides for Mr. Campbell’s service as TXU Corp.’s Executive Vice President of Corporate Planning, Strategy and Risk during a five-year term, which term is automatically extended for successive one-year periods unless terminated by TXU Corp. or Mr. Campbell. The agreement provides that, during the five year term, Mr. Campbell will be entitled to the terms outlined below:

1.	A minimum annual base salary of $325,000.

2.	Target annual bonuses under the Executive Annual Incentive Plan of 50% of his base salary.

3.	Annual performance-based long-term incentive awards, with the long-term incentive award for 2004 having a target of 80,000 shares of TXU Corp.’s common stock, and awards in subsequent years each having a target of no less than 40,000 shares of TXU Corp.’s common stock. Mr. Campbell’s initial award of 80,000 shares in 2004 and his subsequent awards reflect his long-term incentive compensation for each year as well as compensation for foregone earnings potential with his prior employer. Mr. Campbell joined TXU Corp. from McKinsey & Company, one of the world’s preeminent strategy consulting firms, where Mr. Campbell was employed as a Principal (partner). At the time the employment agreement was signed, TXU Corp.’s share price traded at $17.56 per share, and the 80,000 share award at time of grant had an estimated fair market value, using a SFAS 123R valuation methodology, of $492,000. Mr. Campbell received the long-term incentive award commitment in recognition of his higher cash compensation at McKinsey & Company and as an incentive to join TXU Corp.

The following is a summary of Mr. Campbell’s individual compensation for 2006:

Base Salary: In 2006, Mr. Campbell’s base salary was $382,000; this amount has not changed since October 2004, when his salary was adjusted to its current level in recognition of increased responsibilities.

Annual Incentive: Mr. Campbell’s target annual incentive was changed from 50% to 60% in 2005 to align his target with market levels and with his peers within TXU Corp. In 2006, as a result of TXU Corp.’s results as previously discussed, as well as Mr. Campbell’s individual performance, he was awarded a bonus of $230,000.

Long Term Equity Incentive: In accordance with his employment agreement, Mr. Campbell was awarded 40,000 performance units in 2006 under the Omnibus Plan. At the time Mr. Campbell’s employment agreement was signed and this share grant level was set, the equivalent estimated fair market value of this award, using a SFAS 123R valuation methodology, was $623,000.

Michael S. Greene

On June 30, 2006, the employment agreement between Mr. Greene (Chairman and Chief Executive TXU Power) and TXU Corp. expired. Consistent with company policy, as of July 1, 2006, Mr. Greene has been employed as Chairman and Chief Executive of TXU Power on an at-will basis, and a new employment agreement will not be signed. Mr. Greene is eligible to participate in all compensation plans of TXU Corp. in which similarly situated executives are eligible to participate.

The following is a summary of Mr. Greene’s individual compensation for 2006:

Base Salary: In 2006, Mr. Greene’s base salary was $507,000; this amount has not changed since October 2004.

Annual Incentive: Mr. Greene received a bonus for 2006 of $220,000, reflecting the performance of TXU Corp., TXU Power (the business unit he leads) and his individual performance.

Long Term Equity Incentive: Based on Towers Perrin’s data on market long-term incentives, as well as an assessment of the total outstanding value of Mr. Greene’s unvested long-term incentive awards, Mr. Greene was awarded 13,100 performance units in 2006 under the Omnibus Plan.

T. L. Baker

On February 28, 2006, the employment agreement between Mr. Baker and TXU Corp. expired. Since March 1, 2006, Mr. Baker has been employed on an at-will basis, and a new employment agreement will not be signed. Mr. Baker is eligible to participate in all compensation plans of TXU Corp. in which similarly situated executives are eligible to participate.

During 2006, Mr. Baker served as Chairman of the Board, President and Chief Executive of Oncor Electric Delivery. Since April 17, 2007, he has served as Vice Chairman of TXU Corp. The following is a summary of Mr. Baker’s individual compensation for 2006:

Base Salary: In 2006, Mr. Baker’s base salary was $632,000; this amount has not changed since October 2004.

Annual Incentive: Mr. Baker received a bonus for 2006 of $130,000, reflecting the performance of TXU Corp., Oncor Electric Delivery (the business unit he led during 2006) and his individual performance.

Long Term Equity Incentive: Based on Towers Perrin’s data on market long term incentives, as well as an assessment of the total outstanding value of Mr. Baker’s unvested long-term incentive awards, Mr. Baker was awarded 10,500 performance units in 2006 under the Omnibus Plan.

David P. Poole

TXU Corp. entered into an employment agreement with Mr. Poole effective May 1, 2004. The agreement provides for Mr. Poole’s service as TXU Corp.’s Vice President and Associate General Counsel during a five-year term, which term is automatically extended for successive one-year periods unless terminated by TXU Corp. or Mr. Poole. The agreement provides that, during the five year term, Mr. Poole will be entitled to the terms outlined below:

1.	A minimum annual base salary of $300,000.

2.	Target annual bonuses under the Executive Annual Incentive Plan of 50% of his base salary.

3.	Annual performance-based long-term incentive awards, with the long-term incentive awards for 2004 having a target value of 40,000 shares of TXU Corp.’s common stock, and long-term incentive awards in subsequent years each having a target value of 30,000 shares of TXU Corp.’s common stock. Mr. Poole’s initial award of 40,000 shares in 2004 and a significant portion of subsequent awards reflect his long-term incentive compensation for each year as well as compensation for foregone earnings potential with his prior employer. Mr. Poole joined TXU Corp. from Hunton & Williams, a leading U.S. law firm, where Mr. Poole previously served as Managing Partner of the Dallas office. At the time the employment agreement was signed, TXU Corp.’s shares traded at $17.07 per share, and the 40,000 share award at time of grant had an estimated fair market value, using a SFAS 123R valuation methodology, of $239,000. Mr. Poole received the long-term incentive award commitment to offset (on a performance-linked basis) the higher cash compensation he was leaving at Hunton & Williams to join TXU Corp.

Mr. Poole was named Executive Vice President and General Counsel in March 2006. The following is a summary of Mr. Poole’s individual compensation for 2006.

Base Salary: In 2006, Mr. Poole’s base salary was $307,000; this amount has not changed since October 2004 when his salary was adjusted to its current level.

Annual Incentive: Mr. Poole’s target annual incentive was changed from 50% to 60% of base salary in 2006 as a result of his promotion to Executive Vice President and General Counsel to align his target incentive with market levels for his new role and with his peers within TXU Corp. In 2006, as a result of TXU Corp.’s results, as previously discussed, as well as Mr. Poole’s individual performance, he was awarded a bonus of $120,000.

Long Term Equity Incentive: In accordance with his employment agreement, Mr. Poole was awarded 30,000 performance units in 2006 under the Omnibus Plan. At the time Mr. Poole’s employment agreement was signed and this share grant level was set, the equivalent estimated fair market value of this award, using a SFAS 123R valuation methodology, was $460,000.

Kirk R. Oliver

Mr. Oliver left TXU Corp. on March 24, 2006. The following is a summary of Mr. Oliver’s individual compensation for 2006.

Base Salary: In 2006, Mr. Oliver’s base salary was $126,750, which reflects a prorated payment of his annual salary of $507,000 through his departure date.

Annual Incentive: Mr. Oliver did not receive a bonus for 2006.

Long Term Incentive: Due to his departure from TXU Corp., Mr. Oliver was not awarded performance units in 2006.

Severance Payments: Mr. Oliver was paid approximately $11.4 million in separation payments. The separation payments consisted primarily of cash payments in lieu of previously outstanding long-term incentive compensation awards as well as severance benefits to which he was entitled under the terms of his employment agreement. In addition, Mr. Oliver has agreed to a two-year consulting arrangement with TXU Corp. at a monthly fee of $8,500 to assist TXU Corp. with the closure of certain business matters.

Eric H. Peterson

Mr. Peterson left TXU Corp. on April 2, 2006. The following is a summary of Mr. Peterson’s individual compensation for 2006.

Base Salary: In 2006, Mr. Peterson’s base salary was $136,352, which reflects a prorated payment of his annual salary of $507,000 through his departure date.

Annual Incentive: Mr. Peterson did not receive a bonus for 2006.

Long Term Incentive: Due to his departure from TXU Corp., Mr. Peterson was not awarded performance units in 2006.

Severance Payments: Mr. Peterson was paid approximately $1.1 million in severance. In addition, Mr. Peterson has agreed to a one year consulting arrangement with TXU Corp. at a monthly fee of $25,333 to assist TXU Corp. with the closure of certain business matters.

Stock Ownership & Retention Requirements

In 2004, TXU Corp. instituted a stock ownership policy for each of the executive officers named in the Summary Compensation Table and its other executives and top management. The stock ownership policy consists of two components:

1.	A requirement to hold a minimum level of stock and;

2.	A restriction on the sale of incentive awards distributed in stock.

Under the ownership policy, TXU Corp.’s executives and top management are required to hold a significant minimum level of TXU Corp. stock. Current policy requires the CEO to hold TXU Corp. stock valued at least five times his annual salary and requires the other executive officers named in the Summary Compensation Table to hold at least three times their respective annual salaries. Executives have a period of five calendar years to become compliant with the policy, starting with the later of the adoption date of the guidelines (December 16, 2004) or the date that the person is appointed to an affected position. If the executive is not compliant at the measurement date, the executive will be notified of their status by the CEO or general counsel. Until the executive is in compliance, he or she must retain 100% (on an after tax basis) of any long-term incentive award that is settled in TXU Corp. stock.

Although the stock ownership policy does not require measurement of progress against the ownership requirements until 2009, currently the CEO and two executive officers named in the Summary Compensation Table meet the minimum holding requirements. The other two executive officers named in the Summary Compensation Table are making appropriate headway toward the minimum holding requirement.

TXU Corp. policy also significantly limits the sale by executive officers of certain incentive awards distributed in TXU Corp. stock. Under the policy, in 2005 and 2006, the executive officers named in the Summary Compensation Table have been required to retain all long-term incentive awards vested in 2005 and beyond, other than for tax purposes or for limited charitable contributions.

Based on an analysis by Towers Perrin, TXU Corp.’s stock ownership policy is more demanding, in mandating both an ownership level and retention requirements, than the stock ownership policies of its peers. The purposes of the stock ownership policy are to ensure that TXU Corp.’s executives are focused on sustained long-term performance and to align them with shareholders. TXU Corp.’s stock ownership policy is reviewed annually to ensure it remains competitive and is accomplishing its intended purpose of aligning the executives’ interests with those of shareholders.

Contingent Payments

Change in Control Policy

TXU Corp. maintains a Change in Control Policy for eligible executives of TXU Corp. and its subsidiaries. The purpose of TXU Corp.’s Change in Control Policy is to provide the payment of transition benefits to eligible executives of TXU Corp. and its subsidiaries if:

1.	Their employment with TXU Corp. or a successor is terminated within twenty-four months following a change of control of TXU Corp.; and

2.	They:
a.	are terminated without cause, or
b.	resign for good reason due to a reduction in salary or a material reduction in the aggregate level or value of benefits for which they are eligible.

TXU Corp. believes these payments, to be triggered upon meeting the criteria above, provide incentive for executives to fully consider potential changes that are in the best interest of TXU Corp. and its shareholders, even if such changes would result in the executives’ termination or transition from TXU Corp. The terms “change of control,” “without cause” and “good reason” are defined in the Change in Control Policy which is an exhibit to TXU Corp.’s Form 8-K filed May 23, 2005.

TXU Corp. believes it is important to have a competitive Change in Control Policy to attract and retain the caliber of executives that its business requires, especially since TXU Corp. no longer expects to enter into new employment agreements. TXU Corp. also believes that the policy will allow its executives to more easily consider transactions that may be in TXU Corp.’s best interest, but which may change the composition of the company’s executive team.

Executives that participate in the Change in Control Policy will be eligible to receive:

1.	A one-time lump sum cash severance payment in an amount equal to two times the sum of the executive’s (a) annualized base salary and (b) annual target incentive award for the year of termination or resignation;

2.	Continued eligibility for distribution of already granted LTIP awards at maturity; however any such distribution will be prorated for the period of employment during the relevant performance or restriction period prior to termination;

3.	Continued coverage under TXU Corp.’s health care benefit plans for two years;

4.	Outplacement assistance at TXU Corp.’s expense for 18 months;

5.	Any vested, accrued benefits to which the executive is entitled under TXU Corp.’s employee benefits plans; and

6.	If any of the severance benefits described in the Change in Control Policy shall result in an excise tax pursuant to Code Sections 280G or 4999 of the Internal Revenue Code, payable by the executive, a tax gross-up payment to cover such additional taxes, but subject to a cut back to the Section 280G limit if the severance benefits are less than 110% of such limit.

Severance Plan

TXU Corp. maintains a Severance Plan to provide certain benefits to eligible executives. The purpose of TXU Corp.’s Severance Plan is to provide benefits to eligible executives of TXU Corp. and its subsidiaries who are not eligible for severance pursuant to another plan or agreement (including an employment agreement) and whose employment is involuntarily terminated for reasons other than:

1.	Cause (as defined in the Severance Plan);

2.	The employee’s participation in TXU Corp.’s long-term disability plan; or

3.	A transaction involving TXU Corp. or any of its affiliates in which the employee is offered employment with a company involved in, or related to, the transaction.

TXU Corp. believes it is important to have a Severance Plan in place to attract and retain the caliber of executives that its business requires, in particular since TXU Corp. expects to no longer enter into new employment agreements. The Severance Plan is an exhibit to TXU Corp.’s Form 8-K filed May 23, 2005.

Executives that participate in the Severance Plan will be eligible to receive:

1.	A one-time lump sum cash severance payment in an amount equal to the sum of (a) two times the executive’s annualized base salary and (b) a prorated portion of the executive’s annual target incentive award for the year of termination;

2.	Continued coverage under TXU Corp.’s health care benefit plans for two years;

3.	Outplacement assistance at TXU Corp.’s expense for 18 months; and

4.	Any vested accrued benefits to which the executive is entitled under TXU Corp.’s employee benefits plans.

TXU Corp. has entered into an employment agreement with each of Messrs. Wilder, Campbell and Poole. The terms of the employment agreements supersede the Change in Control Policy and the Severance Plan discussed above, and generally provide that certain payments and benefits will be paid upon the expiration or termination of the agreement under various circumstances, including a termination without cause or resignation for good reason, and a termination of employment within a fixed period of time following a change in control. More information on each of the employment agreements can be found in the narrative to the Potential Payments upon Termination or Change in Control tables beginning on page 30.

Accounting and Tax Considerations

Accounting Considerations

Upon maturity, awards under TXU Corp.’s Long-Term Incentive Compensation Plan and Omnibus Plan are distributed in the form of shares of TXU Corp. stock. Under current accounting rules, specifically SFAS 123R, the total amount of compensation expense to be recorded for this type of award is based on the fair value of the award on the grant date. This fair value is then recorded ratably as expense over the vesting period, which is usually three years, with an offsetting increase in paid-in capital. The amount of compensation expense is not subsequently adjusted for changes in the TXU Corp. share price, for the actual number of shares distributed, or for any other factors except for true-ups related to estimated forfeitures compared to actual forfeitures.

Income Tax Considerations

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly held company of compensation in excess of $1 million paid to the CEO or any other of its four most highly compensated executives, unless that compensation is “performance-based compensation” as defined by the Internal Revenue Code. TXU Corp. believes that the awards under its Annual Incentive Plan, Long-Term Incentive Compensation Plan, and Omnibus Plan qualify as performance-based compensation and are not subject to any deductibility limitations under Code Section 162(m). In addition, under the Deferred and Incentive Compensation Plan and the Salary Deferral Program, maturing amounts are required to be deferred until the time when they would be deductible.

TXU Corp. considers deductibility in the design and administration of its other executive compensation plans and programs. However, TXU Corp. believes that it is in its best interest to retain flexibility and discretion to make compensation awards, whether or not deductible, when such awards are consistent with the strategic goals of TXU Corp.

Mr. Wilder’s base pay is above the $1 million threshold provided in Section 162(m). As a result, the portion of his salary above $1 million and any other amounts paid or the value of perquisites provided to him that do not qualify as performance-based compensation are not deductible by TXU Corp.

The Internal Revenue Code also limits the tax deductibility by corporations of amounts paid to certain persons that are treated as excess parachute payments under Code Section 280G. Excess parachute payments are also subject to an excise tax payable by the recipient of such payments. Excess parachute payments could arise with regard to payments made to executives in connection with a transaction that gives rise to a change in the ownership or effective control of TXU Corp. or in the ownership of a substantial portion of its assets. For example, the tax gross-up payments provided to executives in connection with a change in control of TXU Corp. as described in more detail on pages 37 and 38 would be an excess parachute payment and would not be deductible by TXU Corp., nor would any of the underlying excess parachute payments that gave rise to the excise tax be deductible by TXU Corp.

The information contained herein under the heading “Organization and Compensation Committee Report” is not to be deemed to be “soliciting material” or “filed” with the SEC within the meaning of Item 402(a)(9) of SEC Regulation S-K.

Organization and Compensation Committee Report

The Organization and Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K/A. Based on this review and discussions, the committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Organization and Compensation Committee

J. E. Oesterreicher, Chair	Leldon E. Echols
Kerney Laday	Gerardo I. Lopez
Leonard H. Roberts

The following table provides information, for the fiscal year ended December 31, 2006, regarding the aggregate compensation paid to TXU Corp.’s named executive officers.

Summary Compensation Table – 2006

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (3)	All Other Compen- sation ($) (4)	Total ($)
C. John Wilder Chairman, President and CEO of the Company	2006	1,250,000	6,390,038	1,625,000	185,454	564,056	10,014,548
David A. Campbell Executive Vice President and Chief Financial Officer of the Company	2006	382,000	1,311,787	230,000	30,639	53,682	2,008,108
M. S. Greene Chairman of the Board and Chief Executive of TXU Energy Company LLC	2006	507,000	1,145,979	220,000	1,222,893	229,765	3,325,637
T. L. Baker Vice Chairman of the Company	2006	632,000	459,986	130,000	580,050	302,169	2,104,205
David P. Poole Executive Vice President and General Counsel of the Company	2006	307,000	841,275	120,000	22,696	43,082	1,334,053
Kirk R. Oliver Former Executive Vice President and Chief Financial Officer of the Company	2006	126,750	—	—	43,482	11,503,758	11,673,990
Eric H. Peterson Former Executive Vice President and General Counsel of the Company	2006	136,352	—	—	7,530	1,424,682	1,568,564

(1)	The amounts reported as “Stock Awards” represent the compensation expense recognized over the vesting period in accordance with SFAS 123R for the restricted stock and/or performance units awarded under the Long-Term Incentive Compensation Plan and the 2005 Omnibus Incentive Plan from 2003-2006. The Long-Term Incentive Compensation Plan and Omnibus Plan are comprehensive, stock-based incentive compensation plans providing for common stock-based awards to designated employees and non-employee directors. The reported amount includes the applicable 2006 compensation cost for stock or performance units awarded in 2003, 2004, 2005 and 2006. Assumptions made in valuing these awards are discussed in the “Management’s Discussion and Analysis” section of TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.

The awards to Messrs. Wilder, Campbell and Poole reflect the terms of individual employment agreements. Under the terms of their employment agreements, Mesrs. Wilder, Campbell, and Poole are entitled to annual awards of 300,000, 40,000, and 30,000 shares, respectively.

The material terms of the 2006 awards made under the Omnibus Plan are described in the narrative that follows the Grants of Plan-Based Awards table on pages 23 and 24.

(2)	Amounts reported as “Non-Equity Incentive Plan Compensation” were earned by the executive in 2006 and relate to 2006 awards pursuant to the Executive Annual Incentive Plan. Those awards were paid to the executive in 2007 as described under “Individual Compensation” in the “Performance and Individual Compensation” section beginning on page 14. Under the terms of the Executive Annual Incentive Plan, the Organization and Compensation Committee establishes performance goals, including earnings per share and operating cash flow of TXU Corp., which must be met before awards under the plan are paid. Based on the level of attainment of these performance goals, an aggregate plan funding percentage amount for all participants is determined. The plan funding percentage is then multiplied by the executive’s target incentive award, which is computed as a percentage of annualized base salary. The plan funding percentage for 2006 was 65%, based on TXU Corp.’s earnings per share and cash flow performance against established targets. Based on the executive’s performance, an individual performance modifier is applied to the calculated award to determine the final incentive payment. The individual performance modifier is based on the CEO’s and the Organization and Compensation Committee’s review and evaluation of the executive’s performance. The individual performance modifier can range from an outstanding rating (200%) to an unacceptable rating (0%). The material terms of the 2006 awards made under the Executive Annual Incentive Plan are described in the narrative that follows the Grants of Plan-Based Awards table on page 23.

(3)	Amounts reported under “Change in Pension Value” and “Nonqualified Deferred Compensation Earnings” include the aggregate increase in actuarial value of TXU Corp.’s Retirement Plan and its Supplemental Retirement Plan. TXU Corp. and its participating subsidiaries maintain the Retirement Plan, which is qualified under applicable provisions of the Internal Revenue Code and covered by ERISA. The Retirement Plan contains both a traditional defined benefit component and a cash balance component. Messrs, Greene, Baker and Oliver are covered under the traditional defined benefit component and Messrs. Wilder, Campbell, Poole and Peterson are covered under the cash balance component. For a more detailed description of TXU Corp.’s retirement plans, please refer to the narrative that follows the Pension Benefits table on page 28. There are no above market earnings for nonqualified deferred compensation.

(4)	Amounts reported as “All Other Compensation” are attributable to the executive’s participation in certain plans and as otherwise described in this footnote.

Under TXU Corp.’s Thrift Plan, all eligible employees of TXU Corp. and any of its participating subsidiaries may contribute a portion of their regular salary or wages to the plan. Under the Thrift Plan, TXU Corp. matches a portion of an employee’s contributions. TXU Corp.’s matching contribution is 75% of the employee’s contribution up to the first 6% of the employee’s salary for employees covered under the traditional defined benefit component of the Retirement Plan, and 100% of the employee’s contribution up to 6% of the employee’s salary for employees covered under the cash balance component of the Retirement Plan. All matching contributions are invested in TXU Corp.’s common stock, subject to a participant’s diversification and withdrawal rights provided for in the Thrift Plan. The amounts reported under “All Other Compensation” in the Summary Compensation Table include the following matching amounts for Messrs. Wilder, $14,286; Campbell, $10,904; Greene, $10,986; Baker, $12,092; Poole, $14,362; Oliver, $6,333, and Peterson, $0.

Under TXU Corp.’s Salary Deferral Program, all eligible employees of TXU Corp. and any of its participating subsidiaries may defer a percentage of their salary and/or annual incentive awards. TXU Corp. matches a portion of the salary deferral. Please refer to the narrative that follows the Nonqualified Deferred Compensation table on pages 29 and 30 for a more detailed description of the Salary Deferral Program and the matching formula. Salaries and incentive awards deferred under the Salary Deferral Program are included in amounts reported under Salary and Non-Equity Incentive Plan Compensation in the Summary Compensation Table. During 2006, matching awards, which are included under “All Other Compensation” in the Summary Compensation Table include these matching amounts for Messrs. Wilder, $100,000; Campbell, $30,560; Greene, $50,700; Baker, $50,560; Poole, $24,560; Oliver, $10,140 and Peterson, $10,908.

Under TXU Corp.’s Split-Dollar Life Insurance Program, split-dollar life insurance policies are purchased for eligible corporate executives of TXU Corp. and its participating subsidiaries. The eligibility provisions of this program were modified in 2003 so that no new participants were added after December 31, 2003. Accordingly, Messrs. Wilder, Campbell and Poole are not eligible to participate in the Split-Dollar Life Insurance Program. The death benefits of participants’ insurance policies are equal to two, three or four times their annual Split-Dollar Life Insurance Program compensation, depending on their executive category. Individuals who first became eligible to participate in the Split-Dollar Life Insurance Program after October 15, 1996, vested in the insurance policies issued under the Split-Dollar Life Insurance Program over a six-year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments; provided that, with respect to executives, premium payments made after August 1, 2002, are made on a non-split-dollar life insurance basis and TXU Corp.’s rights under the collateral assignment are limited to premium payments made prior to August 1, 2002. Although the Split-Dollar Life Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65. Because premium payments for TXU Corp.’s executives were made on a non-split-dollar life insurance basis during 2006, such premiums were fully taxable to the executives, and TXU Corp. provided tax gross-up payments to offset the effect of such taxes. Additional interest was attributed to the executives in 2006 relative to premium payments which had been made on their behalf prior to August 1, 2002. During 2006, the amounts reported under “All Other Compensation” in the Summary Compensation Table attributable to the aggregate amount of premiums and interest amounted to the following for Messrs. Greene, $100,246; Baker, $143,932; Oliver, $25,883 and Peterson, $27,278. The amount reported under “All Other Compensation” also includes tax gross-ups provided to offset the effect of taxes on premium payments made on a non-split dollar life insurance basis during 2006 as follows for Messrs. Greene, $57,498; Baker, $82,554; Oliver, $14,845 and Peterson, $15,646.

Amounts reported under “All Other Compensation” also include the perquisites summarized in the following table for the named executive officers in 2006.

2006 Perquisites for TXU Corp.’s Named Executive Officers

Name	Aircraft Usage	Financial Planning	Executive Physical	Home Security and Moving Expense	Board Strategy Meeting	Country Club and/or Luncheon Club	Total
C. John Wilder	$62,026	$9,150	$3,597	$374,887	$110	—	$449,770
David A. Campbell	—	$9,150	$1,484	—	$1,584	—	$12,218
M. S. Greene	—	$9,150	—	—	$1,185	—	$10,335
T. L. Baker	—	$9,150	$2,552	—	$1,329	—	$13,031
David P. Poole	—	—	$2,300	—	—	$1,860	$4,160
Kirk R. Oliver	—	$9,150	$2,379	—	—	$2,147	$13,676
Eric H. Peterson	—	$9,150	$2,528	—	—	$2,176	$13,854

With respect to personal aircraft usage, based upon the review and findings of an independent, third-party consultant, aggregate incremental costs to TXU Corp. include variable costs (including fuel and maintenance costs, among other items), but exclude non-variable or fixed costs (such as pilot salaries and hanger rent, among other items), that would have been incurred regardless of whether there was any personal use. In addition to Mr. Wilder’s usage, certain other executives’ spouses accompanied the executives on the corporate aircraft to attend business functions. Because the aircraft was already being used for business purposes, there was no incremental cost to TXU Corp. for these spouses’ travel.

With respect to home security and moving expenses, at the request of the company, an independent security consultant reviewed Mr. Wilder’s security arrangements. Based on this review, the consultant recommended security upgrades ($365,916) to Mr. Wilder’s home. Additionally, TXU Corp. compensated Mr. Wilder in 2006 in connection with his relocation from Mandeville, Louisiana to Dallas. Both of these items are part of Mr. Wilder’s employment agreement.

The value reported for perquisites other than aircraft usage are actual amounts spent by TXU Corp.

Also included under “All Other Compensation” is a severance payment for Mr. Oliver of $11,356,381. The payment was made in accordance with the terms of his employment agreement with TXU Corp., as amended on March 28, 2003. On March 13, 2006, TXU Corp. announced that Mr. Oliver would be leaving TXU Corp. effective March 24, 2006. As a result, as of that date, Mr. Oliver’s employment was concluded, including his participation under the compensation plans discussed in this Form 10-K/A. During 2006, he received severance payments including approximately $1.4 million in cash severance payments and approximately $10 million in cash for the contractually required vesting of previously granted and outstanding long-term incentive awards. Mr. Oliver has agreed to a two-year consulting arrangement with TXU Corp. In addition, Mr. Oliver was paid $76,500 for consulting services in 2006.

Also included under “All Other Compensation” is a cash severance payment for Mr. Peterson of $1,109,500. On March 13, 2006, TXU Corp. announced that Mr. Peterson would be leaving TXU Corp. effective April 2, 2006. As a result, as of that date, Mr. Peterson’s employment was concluded, including his participation under the compensation plans discussed in this Form 10-K/A. Mr. Peterson has agreed to a one-year consulting arrangement with TXU Corp., to assist TXU Corp. with ongoing company-related legal matters that require Mr. Peterson’s knowledge. In addition, Mr. Peterson was paid $227,997 for consulting services in 2006.

For a discussion of the terms of the employment agreements for Messrs. Wilder, Campbell and Poole, please see the “Individual Compensation” section beginning on page 14 and narrative to the Potential Payments upon Termination or Change in Control tables beginning on page 30.

The following table sets forth information regarding grants of compensatory awards to TXU Corp.’s named executive officers during the fiscal year ended December 31, 2006.

Grants of Plan-Based Awards – 2006

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of Stock Award (3) ($)
Name		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	(Max) (#)
C. John Wilder	01/01/06 04/01/06	1,250,000	2,500,000	10,000,000	152,001	304,002	608,004	13,680,000

David A. Campbell	01/01/06 04/01/06	114,600	229,200	916,800	20,267	40,534	81,067	1,824,000

M. S. Greene	01/01/06 04/01/06	152,100	304,200	1,216,800	6,637	13,275	23,231	499,110

T. L. Baker	01/01/06 04/01/06	189,600	379,200	1,516,800	5,320	10,640	18,620	400,050

David P. Poole	01/01/06 04/01/06	92,100	184,200	736,800	15,200	30,400	60,800	1,368,000

Kirk R. Oliver	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Eric H. Peterson	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	The amounts disclosed under the heading “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” above reflect the threshold, target and maximum amounts available under the Executive Annual Incentive Plan. The actual awards for the 2006 plan year were paid in March 2007 and are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” and are described in footnote (2) to Summary Compensation Table. While the maximum award any participant can receive under the Executive Annual Incentive Plan is four times their target incentive level, the plan funding is limited to 200%, or two times, the aggregate target incentives of all participants. Please refer to footnote (2) to the Summary Compensation Table for a more detailed explanation of the Executive Annual Incentive Plan.

(2)	The amounts reported as “Target” under the heading “Estimated Future Payouts Under Equity Incentive Plan Awards” represent the number of performance units granted to the individual in 2006 under the Omnibus Plan plus estimated reinvested dividends through December 31, 2006. These amounts include Unit I Awards for Messrs. Greene and Baker and Unit II Awards for Messrs. Wilder, Campbell and Poole granted in 2006. All 2006 equity awards, whether to executives or the general population, are granted with an effective date of April 1. The performance period for all participants is from April 1, 2006 through March 31, 2009.

(3)	The amounts reported under “Grant Date Fair Value of Stock Awards” represent the compensation expense under SFAS 123R for the entire performance period. These amounts include Unit I Awards for Messrs. Greene and Baker and Unit II Awards for Messrs. Wilder, Campbell and Poole granted in 2006. At the time Messrs. Wilder’s, Campbell’s, and Poole’s employment agreements were signed and these grant levels were set, the equivalent estimated fair market value of these awards, using a SFAS 123R valuation methodology was $3,734,000, $623,000, and $460,000 respectively.

The material terms of 2006 awards made under the Omnibus Plan are described below:

Unit I Awards: The Unit I Awards provide for the issuance of performance units, each having a value equal to one share of TXU Corp.’s common stock. The 2006 Unit I Awards were issued with an effective date of April 1, 2006. The performance units vest at the end of a three-year performance period (March 31, 2009) as set forth under the applicable Unit I Award.

The number of performance units actually awarded pursuant to each Unit I Award is determined using a formula based on TXU Corp.’s total shareholder return over the applicable performance period:

1.	Compared to the total shareholder return of the companies comprising either or both of the S&P 500 Electric Utilities Index and the S&P 500 Multi-Utilities Index; and

2.	Compared to absolute return targets as outlined under “Long Term Equity Incentives” beginnng on page 7.

Depending on the total shareholder return, the number of performance units originally awarded in the Unit I Award is adjusted to become 0% to 175% of the original amount plus applicable dividends earned on the shares underlying such units.

Threshold levels of awards, if achieved, are equal to 50% of the initial target award, and maximum levels of awards equal 175% of the initial target award. Upon vesting, the Unit I Award requires TXU Corp. to distribute to the participant the number of shares of TXU Corp.’s common stock equal to the number of performance units subject to the Unit I Award. Generally, the Unit I Awards provide that unvested performance units are forfeited upon termination of employment for reasons other than retirement, death or disability. In the event of retirement, death or disability, participants receive a prorated award, based on the period of their employment during the performance period compared to the total performance period.

Unit II Awards: In 2006, TXU Corp. also granted Unit II Awards under the Omnibus Plan to certain of its executives pursuant to the terms and conditions of a performance unit award agreement. The Unit II Awards provide for the issuance of performance units each having a value equal to one share of TXU Corp.’s common stock. The performance units vest at the end of a three-year performance period as discussed above.

The number of performance units actually awarded will depend on a formula comparing TXU Corp.’s total shareholder return over the applicable performance period to the total shareholder return of the companies comprising the S&P 500 Electric Utilities Index. Depending on the total shareholder return, the number of performance units originally awarded in such Unit II Award is adjusted to become 0% to 200% of the original amount, plus applicable dividends earned on the shares underlying such units.

Threshold levels of awards, if achieved, are equal to 50% of the initial target award, and maximum levels of awards equal 200% of the initial target award. Each Unit II Award contains forfeiture provisions consistent with the particular executive’s employment agreement, which provide generally that the awards are not forfeited upon termination of employment unless the termination is by TXU Corp. for “cause” (as defined in the executive’s employment agreement, if applicable) or by the executive without “good reason” (as defined in the executive’s employment agreement, if applicable).

The Omnibus Plan also imposes annual per-participant award limits. Specifically, under the Omnibus Plan:

1.	The maximum number of shares of TXU Corp. common stock subject to stock options that may be granted to any person in any calendar year is 2,000,000;

2.	The maximum number of shares of TXU Corp. common stock subject to stock appreciation rights that may be granted to any person in any calendar year is 2,000,000;

3.	The maximum aggregate grant to any person in any calendar year of shares of restricted stock and restricted stock units is 1,000,000 or the market value of 1,000,000 shares, as applicable;

4.	The maximum aggregate distribution pursuant to a grant of performance shares and performance units to any person in any calendar year is 2,000,000 shares or the market value of 2,000,000 shares, as applicable; and

5.	The maximum aggregate grant to any person in any calendar year of other stock-based awards is 1,000,000 shares or the market value of 1,000,000 shares, as applicable.

The Omnibus Plan does not mandate that awards vest or be paid out upon a change in control of TXU Corp. However, the Organization and Compensation Committee has broad discretion under the plan to make appropriate adjustments and determinations with respect to the awards in such circumstances.

The following table sets forth information regarding unvested stock awards held by TXU Corp.’s named executive officers as of December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End – 2006

Name	Grant Year	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
C. John Wilder	2004 2005 2006	319,588 312,805 304,002	34,649,720 16,957,140 8,239,973
David A. Campbell	2004 2005 2006	85,223 41,707 40,534	9,239,925 2,260,952 1,098,663
M. S. Greene	2004 2005 2006	115,584 29,195 13,275	12,531,649 1,946,680 359,812
T. L. Baker	2004 2005 2006	159,794 29,195 10,640	17,324,860 1,946,680 288,399
David P. Poole	2004 2005 2006	42,612 31,280 30,400	4,619,963 1,695,714 823,997
Kirk R. Oliver	n/a	n/a	n/a
Eric H. Peterson	n/a	n/a	n/a

(1)	The amounts reported under Outstanding Equity Awards at Fiscal Year-End table represent shares of restricted stock and/or performance units, as granted under the Long-Term Incentive Compensation Plan and the Omnibus Incentive Plan as of December 31, 2006. The number of unearned shares or units that have not vested represent the target award plus reinvested dividends since grant date.

(2)	The amounts reported under “Market Value” represent the payout value, as of December 31, 2006, using performance payout rates based on total shareholder return through December 31, 2006 and TXU Corp.’s stock price on December 31, 2006. Actual payouts will be based on actual total shareholder returns. Any shares received will also be subject to retention and ownership guidelines as referenced in “Stock Ownership & Retention Requirements” on page 17. Additionally, approximately one-third of the shares are expected to be withheld at the time of the distribution of these shares to the named executive officers to cover taxes payable by the named executive officers in connection with their receipt of the shares.

The amounts reported under Outstanding Equity Awards at Fiscal Year-End table include Unit I Awards for Messrs. Greene and Baker and Unit II Awards for Messrs. Wilder, Campbell and Poole granted in 2005 and 2006 as described in the narrative that follows the Grants of Plan-Based Awards table on pages 23 and 24. For Messrs. Wilder and Baker these amounts also include performance-based restricted stock awards granted in 2004 under the Long-Term Incentive Compensation Plan, as described in “2004 Unit Awards” below. For Messrs. Campbell, Greene, and Poole, these amounts also include 2004 Unit Awards, as described in the corresponding section below.

The table below provides a summary of the assumptions utilized in determining the amounts reported under “Market Value” in the above table. The estimated performance payout percentage is based on the actual performance of the awards as of December 31, 2006; actual payouts will depend on the total shareholder returns achieved by TXU Corp. through the end of the performance period for each award year.

Outstanding Equity Award Market Value Assumptions

Grant Year	Estimated Performance Payout Percentage(1)	Stock Price as of 12/31/2006
2004 Restricted Stock Unit Awards	200% 200%	$54.21 $54.21
2005 Unit I Awards Unit II Awards	123% 100%	$54.21 $54.21
2006 Unit I Awards Unit II Awards	50% 50%	$54.21 $54.21

(1)	Performance payout percentage is based on total shareholder return. Based on total shareholder return through December 31, 2006,

the 2006 awards would not payout. However, a threshold payout percentage of 50% is included for market valuation purposes under the Outstanding Equity Awards at Fiscal Year-End table.

Based on total shareholder return through March 31, 2007 relative to the peer group companies, the performance payout percentage for the 2004 awards (which vested on March 31, 2007) is expected to be 200%. Since the time of grant of the 2004 awards, TXU Corp. had achieved total shareholder return of 300.3% through December 31, 2006; since the time of grant for the 2005 awards, TXU Corp. had achieved total shareholder return of 39.71% through December 31, 2006; and since the time of grant for the 2006 awards, TXU Corp. had achieved total shareholder return of 19.05% through December 31, 2006. Based on TXU Corp.’s share price as of December 31, 2006, cumulative shareholder value creation since February 20, 2004 has been approximately $26 billion; through April 15, 2007, cumulative shareholder value creation since February 20, 2004 has been more than $31 billion.

The information reported in the Outstanding Equity Awards at Fiscal Year-End table and the Outstanding Equity Award Market Value Assumptions table is presented in accordance with SEC rules requiring the use of the TXU Corp. share price on December 31, 2006 ($54.21) and other information as of December 31, 2006. The information in these tables does not reflect the $69.25 per share merger consideration contemplated by the February 25, 2007 merger agreement among TXU Corp., Texas Energy Future Holdings Limited Partnership and Texas Energy Future Merger Sub Corp or compensation changes after December 31, 2006.

Impact of Merger Transaction on Equity Awards. No additional equity or LTIP awards were or will be made as a result of the merger transaction. LTIP awards shown above were all granted pursuant to existing employment agreements or other employment arrangements.

The amount of any payments associated with the 2005 and 2006 LTIP awards for named executive officers will be fixed at the time of the merger, but made at the end of the relevant performance period for each award; with respect to the named executive officers, no acceleration of LTIP payments would occur as a result of the merger.

The actual payouts for 2005 and 2006 awards following closing of the merger are not known at this time, and will not be known prior to the closing date of the merger. The calculation of payout values as of the closing date will be based on TXU Corp.’s total shareholder return relative to the other companies in the peer group index and the defined absolute performance standard, as would be the case if the transaction does not close. Factors that will impact the ultimate payout level include the time it takes to secure regulatory approvals and satisfy other conditions to the closing of the merger and the shareholder returns of the other electric power companies and utilities in the peer group index through the closing date of the merger.

Updated information relating to the merger and equity awards as required by SEC rules will be included in the definitive proxy statement to be mailed to TXU Corp. shareholders in connection with the merger.

Performance-Based Restricted Stock Awards: Performance-based restricted stock awards granted under the Long-Term Incentive Compensation Plan provide for the issuance of restricted shares of TXU Corp.’s common stock, which vest at the end of a three-year performance period, as provided for under the applicable award agreement. During the performance period, dividends on restricted shares are reinvested in TXU Corp.’s common stock and are paid in cash upon release of the restricted shares. Upon vesting, the restricted shares become unrestricted shares of TXU Corp.’s common stock.

The number of shares actually awarded pursuant to each Performance-Based Restricted Stock Award is determined using a formula based on TXU Corp.’s total shareholder return over the applicable performance period compared to the total shareholder return of the companies comprising the S&P 500 Electric Utilities Index. Depending on the total shareholder return, the number of shares originally awarded is adjusted to become from 0% to 200% of the original award. Generally, unvested restricted shares are forfeited upon termination of employment for reasons other than death or disability; however, restricted stock award agreements for executives with employment agreements contain provisions intended to conform the forfeiture provisions of the award agreement with the termination provisions of the applicable employment agreement.

2004 Unit Awards: The 2004 Unit Awards provide for the issuance of performance units, each having a value equal to one share of TXU Corp.’s common stock. The performance units vest at the end of a three-year performance period, as set forth under the applicable 2004 Unit Award. During the performance period, the value of the dividends which would have been paid had the performance units been TXU Corp. common stock are credited to the award and increase the number of performance units subject to the award by the number of shares that could have been purchased with such dividends.

The number of performance units actually awarded under each 2004 Unit Award is determined using a formula based on TXU Corp.’s total shareholder return over the applicable performance period compared to the total shareholder return of the companies comprising the S&P 500 Electric Utilities Index. Depending on the total shareholder return, the number of performance units originally awarded under the 2004 Unit Award (increased by the value of all accrued and reinvested dividends) is adjusted to become 0% to 200% of such original amount. Upon vesting, each 2004 Unit Award, as amended pursuant to amendments entered into effective December 31, 2004, requires TXU Corp. to distribute to the executive the number of shares of TXU Corp.’s common stock equal to the number of performance units subject to the 2004 Unit Award. Generally, unvested performance units are forfeited upon termination of employment for reasons other than death or disability; however, 2004 Unit Awards for executives with employment agreements contain provisions intended to conform the forfeiture provisions of the award agreement with the termination provisions of the applicable employment agreement.

The following table sets forth information regarding the vesting of equity awards held by TXU Corp.’s named executive officers during 2006:

Option Exercises and Stock Vested – 2006

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
C. John Wilder	630,762	28,456,806
David A. Campbell	—	—
M. S. Greene	77,269	3,486,004
T. L. Baker	171,710	7,746,676
David P. Poole	—	—
Kirk R. Oliver	—	—
Eric H. Peterson	107,318	4,841,672

CEO: For Mr. Wilder, the amounts reported represent the vesting and distribution of a 2004 stock award under the Long-Term Incentive Compensation Plan, which vested in 2006. On the last trading day prior to the announcement of Mr. Wilder’s hiring, TXU Corp.’s share price closed at $12.42 per share, and each 300,000 share award at time of grant had an estimated fair market value, using a SFAS 123R valuation of $1,598,000. The shares vested in 2006 at 200% of target, based on TXU Corp.’s total shareholder return performance over that period. From April 1, 2004 through March 31, 2006, TXU Corp. delivered cumulative total shareholder returns of 228%. Over the same period, the S&P Multi-Utility Index reported cumulative total shareholder returns of 33% and the S&P 500 reported cumulative total shareholder returns of 19%. The total number of shares distributed included reinvested dividends resulting in a total distribution of 630,762 shares. Additionally, approximately one-third of the shares have either been withheld or are expected to be sold to cover taxes payable by Mr. Wilder in connection with his receipt of the shares.

Under the terms of the Long-Term Incentive Compensation Plan, the maximum amount of any award that may be paid in any one year to any of the executives is the fair market value of 200,000 shares of TXU Corp.’s common stock, determined as of the first day of such calendar year. The portion of any award that cannot be fully paid in any year as a result of this maximum amount limitation is automatically deferred until a subsequent year when it can be paid in accordance with applicable legal requirements without exceeding the maximum amount. As a result of this limitation, amounts reported as vested payouts also include 82,680 shares and 310,808 performance units for a total number of vested awards of 393,488 valued at $17,752,211 on the March 31, 2006 vesting date for Mr. Wilder. This amount represents a portion of his long-term incentive award maturing in 2006, which was deferred as a result of the maximum distribution under the Long-Term Incentive Compensation Plan.

Other Named Executive Officers: For the other executive officers named in the Option Exercises and Stock Vested table, the amounts reported in the table represent the vesting and distribution of 2003 stock awards under the Long-Term Incentive Compensation Plan, with similar performance and vesting. The Long-Term Incentive Compensation Plan is a comprehensive, stock-based compensation plan providing for common stock-based awards, including performance-based restricted stock and performance units. Long-Term Incentive Compensation Plan awards to the executives consisted of performance-based restricted stock represented by restricted stock award agreements and 2003 Unit Awards (described below). Please refer to the Outstanding Equity Awards at Fiscal Year End table and accompanying notes on page 25 for a more detailed discussion of performance-based restricted stock. Additionally, approximately one-third of the shares have either been withheld or are expected to be sold to cover taxes payable by the named executive officers in connection with their receipt of the shares.

2003 Unit Awards: The 2003 Unit Awards provided for the issuance of performance units/performance-based restricted stock, each having a value equal to one share of TXU Corp.’s common stock. They vest at the end of a three-year performance period. During the performance period, the value of the dividends which would have been paid had the performance units been TXU Corp. common stock are credited to the award and increase the number of performance units subject to the award by the number of shares which could have been purchased with such dividends.

The number of performance units actually awarded under each 2003 Unit Award is determined using a formula based on TXU Corp.’s total shareholder return over the applicable performance period compared to the total shareholder return of the companies comprising the S&P 500 Electric Utilities Index. Depending on the total shareholder return, the number of performance units originally awarded under the 2003 Unit Award (increased by the value of all accrued and reinvested dividends) is adjusted to become 0% to 200% of such original amount. Upon vesting, each 2003 Unit Award requires TXU Corp. to distribute to the executive the number of shares of TXU Corp.’s common stock equal to the number of performance units subject to the 2003 Unit Award.

The amounts reported are gross of any tax withholdings. The number of shares and dollar value withheld for payment of taxes on the vesting date include for Messrs. Wilder, 119,529 shares ($5,392,565); Greene, 27,302 shares ($1,231,745); Baker 61,661 shares ($2,781,826) and Peterson, 39,118 shares ($1,765,004).

The following table sets forth information regarding TXU Corp.’s retirement plans that provide for benefits, in connection with, or following, the retirement of TXU Corp.’s named executive officers for the fiscal year ended December 31, 2006:

Pension Benefits – 2006

Name	Plan Name	Number of Years Credited Service (#)	PV of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
C. John Wilder	Retirement Plan Supplemental Retirement Plan	1.8 1.8	17,189 307,782	0 0
David A. Campbell (1)	Retirement Plan Supplemental Retirement Plan	1.6 3.2	14,806 23,637	0 0
M. S. Greene	Retirement Plan Supplemental Retirement Plan	36.2 36.2	1,253,720 3,705,728	0 0
T. L. Baker	Retirement Plan Supplemental Retirement Plan	36.3 36.3	1,271,467 4,974,340	0 0
David P. Poole (2)	Retirement Plan Supplemental Retirement Plan	1.6 3.2	14,092 16,238	0 0
Kirk R. Oliver	Retirement Plan Supplemental Retirement Plan	6.5 6.5	84,620 145,392	0 0
Eric H. Peterson	Retirement Plan Supplemental Retirement Plan	2.9 2.9	31,012 33,929	0 0

(1)	Mr. Campbell’s employment agreement entitles him to additional retirement compensation equal to the retirement benefits he would be entitled to if, during each of his first ten years of service with TXU Corp., he was credited with two years of service under TXU Corp.’s retirement plan.

(2)	Mr. Poole’s employment agreement entitles him to additional retirement compensation equal to the retirement benefits he would be entitled to if, during each of his first ten years of service with TXU Corp., he was credited with two years of service under TXU Corp.’s retirement plan.

TXU Corp. and its participating subsidiaries maintain the Retirement Plan, which is intended to be qualified under applicable provisions of the Internal Revenue Code and covered by ERISA. The Retirement Plan contains both a traditional defined benefit component and a cash balance component. Only employees hired before January 1, 2002 may participate in traditional defined benefit component. All new employees hired after January 1, 2002 are in the cash balance component. In addition, the cash balance component covers employees previously covered under the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance component during a special one-time election opportunity effective in 2002.

Annual retirement benefits under the traditional defined benefit component, which applied during 2006 to Messrs. Greene, Baker and Oliver, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings (base salary) during his or her three years of highest earnings. Under the cash balance component, which covers Messrs. Wilder, Campbell, Poole, and Peterson, hypothetical accounts are established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service) and interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Benefits paid under the traditional defined benefit component of the Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Internal Revenue Code.

The Supplemental Retirement Plan provides for the payment of retirement benefits, which would otherwise be limited by the Internal Revenue Code or the definition of earnings under the Retirement Plan. The Supplemental Retirement Plan also provides for the payment of retirement compensation that is not otherwise payable under the Retirement Plan that TXU Corp. or its participating subsidiaries are obligated to pay under contractual arrangements. Under the Supplemental Retirement Plan, retirement benefits are calculated in accordance with the same formula used under the Retirement Plan, except that, with respect to calculating the portion of the Supplemental Retirement Plan benefit attributable to service under the traditional defined benefit component of the Retirement Plan, earnings also include Executive Annual Incentive Plan awards which are reported under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

The table set forth above illustrates present value on December 31, 2006 of each executive’s Retirement Plan benefit and benefits payable under the Supplemental Retirement Plan, based on their years of service and remuneration through December 31, 2006. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004, are subject to Section 409A of the Internal Revenue Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

The present value of accumulated benefit for the Retirement Plan, traditional defined benefit component, was calculated based on the executive’s straight life annuity payable at the earliest age that unreduced benefits are available under the plan (generally age 62). Post-retirement mortality was based on the RP2000 Combined Healthy mortality table projected 10 years using scale AA. A discount rate of 6.00% was applied and no pre-retirement mortality or turnover was reflected.

The present value of accumulated benefit for the Retirement Plan, cash balance component, was calculated as the value of their cash balance account projected to age 65 at an assumed growth rate of 4.75% and then discounted back to December 31, 2006 at 6.00%. No mortality or turnover assumptions were applied.

The following table sets forth information regarding plans that provide for the deferral of TXU Corp.’s named executive officers’ compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2006:

Nonqualified Deferred Compensation – 2006

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)		Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
C. John Wilder	100,000	21,375,887	(1)	2,288,917	0	81,668,297	(2)
David A. Campbell	55,560	30,560		16,432	0	217,343
M. S. Greene	50,700	50,700		282,324	306,333	2,834,176
T. L. Baker	50,560	50,560		746,650	48,882	12,525,590	(3)
David P. Poole	105,700	24,560		56,581	0	467,167
Kirk R. Oliver	10,140	10,140		76,908	316,101	0
Eric H. Peterson	10,908	10,908		266,453	243,129	0

(1)	“Registrant Contributions in Last FY” for Mr. Wilder include a company match of $100,000 in the Salary Deferral Program and $21,275,887 representing the deferred payment (valued as of May 19, 2006) of the Long-Term Incentive Compensation Plan award that vested in 2006 but was deferred due to plan terms. Please refer to the Option Exercises and Stock Vested table and accompanying footnotes on page 27 for a more complete explanation of the deferred Long-Term Incentive Compensation Plan award. The deferred award is also included in the Option Exercises and Stock Vested table.

(2)	The amount under “Aggregate Balance at Last FYE” for Mr. Wilder includes, in addition to the year-end balances for the Salary Deferral Program and Deferred and Incentive Compensation Plan summarized below, a deferred award, as discussed in footnote (1) above, of $21,615,527 (valued at December 31, 2006 share price). This amount also includes the value of the trust shares awarded to Mr. Wilder to compensate him for a portion of his forgone compensation upon leaving his former employer to join TXU Corp. To join TXU Corp., Mr. Wilder had to forfeit certain benefits from his prior employer, including unvested stock options, unvested long term incentive, deferred cash awards, restricted cash payments, and supplemental executive retirement from his prior employer. To partially compensate Mr. Wilder for a portion of his forgone compensation and to conserve cash payments in a time TXU Corp. was cash constrained, TXU Corp. established a rabbi trust, which holds 1,000,000 shares of TXU Corp. common stock purchased for the benefit of Mr. Wilder by TXU Corp. The shares held in the rabbi trust are to be distributed to Mr. Wilder in the form of stock, in equal portions on the third and sixth anniversaries of the agreement unless otherwise deferred. The 1,000,000 share award at time of grant had an estimated fair market value, using a SFAS 123R valuation, of $10,158,000; reflecting the appreciation in TXU Corp.’s share price since that time, the current value is $57,751,662. The value of these shares will be taxable upon distribution. On June 20, 2005, as provided for in the agreement, Mr. Wilder elected to defer the distribution of the shares held in the rabbi trust to the later of the original distribution dates, or April 1 following the calendar year during which Mr. Wilder’s employment with TXU Corp. terminates. The value of the trust shares were previously reported as a bonus paid in 2004 and reported in TXU Corp.’s 2005 proxy statement. In total, Mr. Wilder’s trust shares and deferred shares were 1,464,030 as of December 31, 2006 (including 83,783 shares that are beneficially owned and reported in the Beneficial Ownership of Common Stock of TXU Corp. table on page 40), of which approximately 483,200 are expected to be sold to cover taxes on certain of the shares themselves.

(3)	The amount under “Aggregate Balance at Last FYE” for Mr. Baker includes, in addition to the year-end balances for the Salary Deferral Program and the Deferred and Incentive Compensation Plan, a deferred Long-Term Incentive Compensation Plan award of $7,915,249. A portion of the amounts reported as vested payouts from the Long-Term Incentive Compensation Plan for Mr. Baker were deferred due to plan terms. The value of the long-term incentive award payout was previously reported as a long-term incentive award payment in 2005 and reported in TXU Corp.’s 2006 proxy statement. In total, Mr. Baker’s deferred shares were 146,011 as of December 31, 2006, of which approximately 52,000 are expected to be sold to cover taxes on certain of the shares themselves.

The amounts reported in the Nonqualified Deferred Compensation table include deferrals and company match under the Salary Deferral Program and earnings and distributions under the Salary Deferral Program and the Deferred and Incentive Compensation Plan. Amounts reported under the heading “Aggregate Earnings in Last FY” also include dividends paid after the vesting date on prior deferrals under the Long-Term Incentive Compensation Plan that were paid out in 2006. The amounts reported as “Executive Contributions in Last FY” are also included as “Salary” in the Summary Compensation Table on page 20. Amounts included in “Aggregate Balance at Last FYE” have been included in the Summary Compensation Table in prior years as follows for Messrs. Wilder, $12,702,500; Campbell, $62,510; Greene, $500,480; Baker, $619,047; Poole, $214,004; Oliver, $0 and Peterson $0.

The material terms of the Salary Deferral Program and the Deferred and Incentive Compensation Plan are described below:

Salary Deferral Program: Under TXU Corp.’s Salary Deferral Program each employee of TXU Corp. and its participating subsidiaries who is in a designated job level and whose annual salary is equal to or greater than an amount established under the Salary Deferral Program

($110,840 for the program year beginning January 1, 2006) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Salary Deferral Program; provided that employees who first became eligible to participate in the Salary Deferral Program on or after January 1, 2002, who were also eligible, or became eligible, to participate in the Deferred and Incentive Compensation Plan, were not eligible to receive any Salary Deferral Program matching awards during the period prior to the freezing of the Deferred and Incentive Compensation Plan on March 31, 2005.

Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant. At the end of the applicable maturity period, the trustee for the Salary Deferral Program distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments at the participant’s election made at the time of deferral. TXU Corp. is financing the retirement option portion of the Salary Deferral Program through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. The amount included in “Aggregate Balance at Last FYE” attributable to the Salary Deferral Program was for Messrs. Wilder, $427,871; Campbell, $217,343; Greene, $1,022,932; Baker, $1,139,928; Poole, $467,167; Oliver, $0 and Peterson, $0.

Deferred and Incentive Compensation Plan: In November 2004, the Board approved an amendment to the Deferred and Incentive Compensation Plan which froze any future participation as of March 31, 2005, which was the end of the 2004-2005 plan year for the Deferred and Incentive Compensation Plan. This amendment prohibited additional deferrals by existing participants and closed the plan to new participants. As amended, existing Deferred and Incentive Compensation Plan accounts will mature and be distributed in accordance with their normal schedule under the terms of the Deferred and Incentive Compensation Plan.

For plan years beginning on or prior to April 1, 2004, participants in the Deferred and Incentive Compensation Plan were permitted to defer a percentage of their base salary not to exceed a maximum percentage determined by the Organization and Compensation Committee for each plan year and in any event not to exceed 15% of the participant’s base salary. TXU Corp. made a matching award equal to 150% of the participant’s deferred salary. Matching awards are subject to forfeiture under certain circumstances.

Under the Deferred and Incentive Compensation Plan, a trustee purchased TXU Corp. common stock with an amount of cash equal to each participant’s deferred salary and matching award, and accounts were established for each participant containing performance units equal to such number of common shares. Plan investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each performance unit credited to participants’ accounts equals the value of a share of TXU Corp.’s common stock and is at risk based on the performance of the stock. On the expiration of a five year maturity period, the value of the participant’s maturing accounts are paid in cash based upon the then-current value of the performance units; provided, however, that in no event will a participant’s account be deemed to have a cash value which is less than the sum of such participant’s deferrals together with 6% per annum interest compounded annually. The participant’s account matures and becomes distributable if the participant dies or becomes totally and permanently disabled. Additionally, the maturity period is extended if the distribution of an otherwise maturing amount would cause the compensation paid to such participant during such year to exceed the limit on deductible compensation under Section 162(m) of the Internal Revenue Code.

Deferrals and matching awards under the Deferred and Incentive Compensation Plan made after December 31, 2004, are subject to the provisions of Section 409A of the Internal Revenue Code. Accordingly, certain provisions of the Deferred and Incentive Compensation Plan have been modified in order to comply with the requirements of Section 409A and related guidance. The amount included in “Aggregate Balance at Last FYE” and attributable to the Deferred and Incentive Compensation Plan was for Messrs. Wilder, $1,873,236; Campbell, $0; Greene, $1,811,244; Baker, $3,470,413; Poole, $0; Oliver, $0 and Peterson, $0.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to TXU Corp.’s named executive officers (or, as applicable, enhancements to payments or benefits) in the event of termination including retirement, voluntary, for cause, death, disability, without cause or change in control.

The information below is presented in accordance with SEC rules requiring the use of the TXU Corp. share price on December 31, 2006 ($54.21) and assuming termination of employment and other information as of December 31, 2006. The information below does not reflect the $69.25 per share merger consideration contemplated by the February 25, 2007 merger agreement among TXU Corp., Texas Energy Future Holdings Limited Partnership and Texas Energy Future Merger Sub Corp or compensation changes after December 31, 2006. Information reflecting the $69.25 per share merger consideration and other updates as required by SEC rules for merger proxy statements will be included in the definitive proxy statement to be mailed to TXU Corp. shareholders in connection with the meeting to be held to vote upon the merger. The use of updated information reflecting the merger agreement and other subsequent events to the date hereof would impact the value of total potential payments to the named executive officers. As described above on pages 25, 26 and 27 the impact on the outstanding 2005 and 2006 LTIP awards cannot be quantified with certainty at this time, given that payout values will depend on the timing of the merger closing date and TXU Corp.’s absolute shareholder returns and shareholder returns relative to the defined peer group through that date. Any payments associated with the 2005 and 2006 awards would be fixed at the time of the closing of the merger, but made at the end of the relevant performance period for each award; no acceleration of payments would occur.

In addition, as a result of the merger agreement and other events subsequent to December 31, 2006, there may be an increase in the amount of excise tax gross-ups payable to the named executive officers, but, as of the date hereof, TXU Corp. does not believe that it can calculate a reasonable estimate of such amount. Whether or not any incremental excise tax gross-up will occur, and the size of any gross-up, will be dependent on a number of factors, including the timing of closing, actual LTIP payout percentages and decisions to be made in the future by the acquiring company, its affiliates and the named executive officers.

Change in Control Policy: In the event of a change in control, Messrs. Greene and Baker are eligible to receive benefits under the terms of the Change in Control Policy and upon the events outlined in the change in control discussion on pages 17 and 18 of this Form 10-K/A.

Severance Plan: Messrs. Greene and Baker are eligible for benefits under the terms of the Severance Plan and upon the events described therein on page 18 of this Form 10-K/A.

Employment Agreements with Contingent Payments: Messrs. Wilder, Campbell and Poole each have employment agreements with change in control and severance provisions as described in the following tables. The change in control and severance terms included in the employment agreements will govern through the term of the agreement.

1. Mr. Wilder

Potential Payments to Mr. Wilder Upon Termination (per Employment Agreement)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Voluntary Termination Following a Change In Control
Cash Severance	$0	$0	$7,500,000	$7,500,000	$10,523,875	$2,500,000
Executive Annual Incentive Plan	$0	$0	$2,500,000	$2,500,000	$0	$0
Equity
– LTIP	$0	$0	$76,109,833	$76,109,833	$59,846,833	$59,846,833
Retirement Benefits
– TXU Supplemental Retirement Plan (1)	$336,469	$336,469	$367,852	$887,394	$336,469	$336,469
Deferred Compensation (2)
– Salary Deferral Program	$0	$0	$198,560	$198,560	$0	$198,560
– Deferred & Incentive Comp. Plan	$0	$0	$1,653,037	$1,653,037	$0	$1,653,037
Health & Welfare
– Medical/COBRA	$0	$0	$19,350	$0	$18,734	$18,734
– Dental/COBRA	$0	$0	$1,676	$0	$1,676	$1,676
– Life Insurance (3)	$0	$0	$1,250,000	$0	$0	$0
– AD&D (4)	$0	$0	$0	$0	$0	$0
– LTD (5)	$0	$0	$0	$300,000	$0	$0
Other
– Office & Related Services (6)	$0	$0	$0	$0	$60,000	$60,000
– Excise Tax Gross-Ups	$0	$0	$0	$0	$0	$0
Totals	$336,469	$336,469	$89,600,308	$89,148,824	$70,787,587	$64,615,309

(1)	Present value of accrued non-qualified pension. Amounts listed reflect the immediate vesting of retirement benefits due to the TXU Retirement Plan being in a partial plan termination status.

(2)	Amounts listed reflect the immediate vesting of the company matching contribution due to the occurrence of a termination or change-in-control. These amounts are also included in the Nonqualified Deferred Compensation table on page 29. Excludes the deferred stock award and the value of trust shares described in note (2) following the Nonqualified Deferred Compensation Table on page 29.

(3)	For retirement, reported amount is annual subsidy provided by TXU Corp.; for death, reported amount is death benefit

(4)	Payable only in the event of accidental death.

(5)	Amount reported is annual payable benefit.

(6)	Office and related services for one year (assume $5,000/month).

Mr. Wilder’s employment agreement provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances:

1.	In the event of Mr. Wilder’s death or disability:
a.	a lump sum payment equal to two times the sum of his annualized base salary plus his target annual incentive;
b.	a prorated annual incentive bonus for the year of termination;
c.	payment of all outstanding long-term incentive awards at the times such awards would otherwise have been paid in accordance with their terms;
d.	immediate grant of all ungranted long-term incentive awards that would have been made during the two year period following the date of his death or disability;
e.	distribution of trust shares immediately; and
f.	certain continuing health care and company benefits.

2.	In the event of Mr. Wilder’s termination without cause or resignation for good reason (regardless of whether such termination or resignation follows a change in control), Mr. Wilder would be eligible to receive the following payments and benefits:
a.	a lump sum cash payment equal to his base salary and annual incentive bonuses he would have received through the remainder of the term of his employment agreement, with a minimum payment equal to two times the sum of his annualized base salary and annual incentive bonus;
b.	a prorated annual incentive bonus for the year of termination;
c.	payment of all outstanding long-term incentive awards, at the times such awards would otherwise have been paid in accordance with their terms (pursuant to the June 2005 amendment to his employment agreement, Mr. Wilder agreed to forego his right to receive as yet ungranted long-term incentive awards post-termination);
d.	distribution of the trust shares immediately;
e.	certain continuing health care and company benefits; and
f.	a tax gross-up payment to offset any excise tax that may result from the payments.

3.	In the event Mr. Wilder voluntarily terminates his employment without good reason within six months following a change in control of TXU Corp. which occurs on or before February 23, 2008, Mr. Wilder would be eligible to receive the following payments and benefits:
a.	a prorated annual incentive bonus for the year of termination;
b.	payment of all outstanding long-term incentive awards at the times such awards would otherwise have been paid in accordance with their terms;
c.	certain continuing health care and company benefits;
d.	distribution of the trust shares in accordance with the deferral election made by Mr. Wilder on June 20, 2005; and
e.	a tax gross-up payment to offset any excise tax that may result from the change in control payments.

Certain provisions of Mr. Wilder’s employment agreement may be subject to Code Section 409A. Accordingly, the agreement may be modified in order to comply with the requirements of Code Section 409A and related guidance. Additionally, upon termination, Mr. Wilder will receive the trust shares and the deferred LTIP award as disclosed in the Nonqualified Deferred Compensation Table and narrative.

During the term of Mr. Wilder’s employment agreement, severance benefits and change in control benefits provided pursuant to his employment agreement are in lieu of, and not in addition to, severance benefits and change in control benefits under TXU Corp.’s severance and change in control policies.

2. Mr. Campbell

Potential Payments to Mr. Campbell Upon Termination (per Employment Agreement)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	$0	$0	$611,200	$611,200	$1,445,121	$1,833,600
Executive Annual Incentive Plan	$0	$0	$229,200	$229,200	$0	$0
Equity
– LTIP	$0	$0	$14,767,941	$14,767,941	$19,104,741	$19,104,741
Retirement Benefits
– TXU Supplemental Retirement Plan (1)	$28,848	$28,848	$31,626	$135,495	$28,848	$28,848
Deferred Compensation (2)
– Salary Deferral Program	$0	$0	$85,579	$85,579	$85,579	$85,579
Health & Welfare
– Medical/COBRA	$0	$0	$18,822	$0	$18,791	$18,791
– Dental/COBRA	$0	$0	$1,676	$0	$1,676	$1,676
– Life Insurance (3)	$0	$0	$0	$0	$0	$0
– AD&D (4)	$0	$0	$765,000	$0	$0	$0
– LTD (5)	$0	$0	$0	$229,200	$0	$0
Other
– Excise Tax Gross-Ups	$0	$0	$0	$0	$0	$2,010,876
Totals	$28,848	$28,848	$16,511,044	$16,058,615	$20,684,756	$23,084,111

(1)	Present value of accrued non-qualified pension. Amounts listed reflect the immediate vesting of retirement benefits due to the TXU Retirement Plan being in a partial plan termination status.

(2)	Amounts listed reflect the immediate vesting of the company matching contribution due to the occurrence of a termination or change-in-control. These amounts are also included in the Nonqualified Deferred Compensation table on page 29.

(3)	For retirement, reported amount is annual subsidy provided by TXU Corp.; for death, reported amount is death benefit.

(4)	Payable only in the event of accidental death.

(5)	Amount reported is the annual payable benefit.

Mr. Campbell’s employment agreement provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances:

1.	In the event of Mr. Campbell’s death or disability:
a.	a lump sum payment equal to his annualized base salary plus his target annual incentive;
b.	a prorated annual incentive bonus for the year of termination;
c.	payment of all outstanding long-term incentive awards at the times such awards would otherwise have been paid in accordance with their terms;
d.	immediate grant of all ungranted long-term incentive awards that would have been made during the one year period following the date of his death or disability; and
e.	certain continuing health care and company benefits.

2.	In the event of Mr. Campbell’s termination without cause or resignation for good reason, Mr. Campbell would be eligible to receive the following payments and benefits:
a.	a lump sum cash payment equal to his base salary and the annual incentive bonuses he would have received through the remainder of the term of his employment agreement, with a minimum payment equal to the sum of his annualized base salary and annual incentive bonus;
b.	payment of all outstanding long-term incentive awards, as well as all ungranted long-term incentive awards that would have been made during the remainder of the term of his employment agreement, at the times that the awards would otherwise have been paid in accordance with their terms;
c.	a cash payment equal to the forfeited portion of Mr. Campbell’s accounts under the Salary Deferral Program, and matching contributions that would have been made under the Salary Deferral Program during the 12-month period following the termination;
d.	the additional retirement compensation as if Mr. Campbell had worked through the expiration of the term of his employment agreement; and

e.	certain continuing health care and company benefits.

3.	In the event of Mr. Campbell’s termination without cause or resignation for good reason within 24 months following a change in control of TXU Corp., Mr. Campbell would be eligible to receive the following payments and benefits:
a.	a lump sum cash payment equal to his base salary and the annual incentive bonuses he would have received through the remainder of the term of his employment agreement, with a minimum payment equal to three times the sum of his annualized base salary and annual incentive bonus;
b.	payment of all outstanding long-term incentive awards, as well as all ungranted long-term incentive awards that would have been made during the remainder of the term of his employment agreement, at the times that the awards would otherwise have been paid in accordance with their terms;
c.	a cash payment equal to the forfeited portion of Mr. Campbell’s accounts under the Salary Deferral Program, and matching contributions that would have been made under the Salary Deferral Program during the 24-month period following the termination;
d.	the additional retirement compensation as if Mr. Campbell had worked through the expiration of the term of his employment agreement;
e.	certain continuing health care and company benefits; and
f.	a tax gross-up payment to offset any excise tax which may result from the change in control payments.

During the term of Mr. Campbell’s employment agreement, severance benefits and change in control benefits provided pursuant to his employment agreement are in lieu of, and not in addition to, severance benefits and change in control benefits under TXU Corp.’s severance and change in control policies.

3. Mr. Greene

Potential Payments to Mr. Greene Upon Termination (per TXU Corp. policy)

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	$0	$0	$0	$0	$0	$1,318,200	$1,622,400
Executive Annual Incentive Plan	$304,200	$0	$0	$304,200	$304,200	$0	$0
Equity
– LTIP	$1,229,999	$0	$0	$13,761,648	$13,761,648	$0	$13,761,648
Retirement Benefits
– TXU Supplemental Retirement Plan (1)	$0	$0	$0	$0	$0	$0	$0
– Retiree Medical (2)	$16,156	$0	$0	$0	$0	$0	$0
Deferred Compensation (3)
– Salary Deferral Program	$299,202	$0	$0	$320,551	$320,551	$0	$320,551
– Deferred & Incentive Comp. Plan	$1,547,334	$0	$0	$1,547,334	$1,547,334	$0	$1,547,334
Health & Welfare
– Medical/COBRA	$0	$0	$0	$0	$0	$16,652	$16,652
– Dental/COBRA	$0	$0	$0	$0	$0	$0	$0
– Life Insurance (4)	$0	$0	$0	$0	$0	$0	$0
– AD&D (5)	$0	$0	$0	$0	$0	$0	$0
– LTD (6)	$0	$0	$0	$0	$0	$0	$0
Other
– Outplacement Assistance	$0	$0	$0	$0	$0	$114,075	$114,075
– Split-Dollar Life Insurance (7)	$292,695	$292,695	$292,695	$3,140,000	$292,695	$292,695	$292,695
– Excise Tax Gross-Ups	$0	$0	$0	$0	$0	$0	$0
Totals	$3,689,586	$292,695	$292,695	$19,073,733	$16,226,428	$1,741,622	$17,675,355

(1)	Mr. Greene is fully vested in all retirement benefits as disclosed in the Pension Benefits table on page 28.

(2)	Amount reported is the annual subsidy provided by TXU Corp.

(3)	Amounts listed reflect the immediate vesting of the company matching contribution due to the occurrence of a termination or change-in-control.

(4)	For retirement, reported amount is annual subsidy provided by TXU Corp.; for death, reported amount is death benefit.

(5)	Payable only in the event of accidental death.

(6)	Amount reported is the annual payable benefit.

(7)	Amount reported, other than death benefit, is premiums for remaining 4 years.

4. Mr. Baker

Potential Payments to Mr. Baker Upon Termination (per TXU Corp. policy)

Benefit	Retirement	Voluntary	For Cause	Death	Disability	Without Cause	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	$0	$0	$0	$0	$0	$1,643,200	$2,022,400
Executive Annual Incentive Plan	$379,200	$0	$0	$379,200	$379,200	$0	$0
Equity
– LTIP	$1,212,064	$0	$0	$18,536,924	$18,536,924	$0	$18,536,924
Retirement Benefits
– TXU Supplemental Retirement Plan (1)	$0	$0	$0	$0	$0	$0	$0
– Retiree Medical (2)	$16,156	$0	$0	$0	$0	$0	$0
Deferred Compensation (3)
– Salary Deferral Program	$385,591	$0	$0	$407,257	$407,257	$0	$407,257
– Deferred & Incentive Comp. Plan	$2,278,106	$0	$0	$2,278,106	$2,278,106	$0	$2,278,106
Health & Welfare
– Medical/COBRA	$0	$0	$0	$0	$0	$16,652	$16,652
– Dental/COBRA	$0	$0	$0	$0	$0	$1,484	$1,484
– Life Insurance (4)	$656	$0	$0	$1,264,000	$0	$0	$0
– AD&D (5)	$0	$0	$0	$633,000	$0	$0	$0
– LTD (6)	$0	$0	$0	$0	$300,000	$0	$0
Other
– Outplacement Assistance	$0	$0	$0	$0	$0	$142,200	$142,200
– Split-Dollar Life Insurance (7)	$382,743	$382,743	$382,743	$3,960,000	$382,743	$382,743	$382,743
– Excise Tax Gross-Ups	$0	$0	$0	$0	$0	$0	$0
Totals	$4,654,516	$382,743	$382,743	$27,458,487	$22,284,230	$2,186,279	$23,787,766

(1)	Mr. Baker is fully vested in all retirement benefits as disclosed in the Pension Benefits table on page 28.

(2)	Amount reported is the annual subsidy provided by TXU Corp.

(3)	Amounts listed reflect the immediate vesting of the company matching contribution due to the occurrence of a termination or change-in-control. Excludes the deferred stock award described in note (3) following the Nonqualified Deferred Compensation table on page 29.

(4)	For retirement, reported amount is annual subsidy provided by TXU Corp.; for death, reported amount is death benefit.

(5)	Payable only in event of accidental death.

(6)	Reported amount is annual benefit until retirement.

(7)	Amount reported, other than death benefit, is premiums for remaining 4 years.

Additionally, upon termination, Mr. Baker will receive the deferred long-term incentive award disclosed in the Nonqualified Deferred Compensation Table and narrative.

5. Mr. Poole

Potential Payments to Mr. Poole Upon Termination (per Employment Agreement)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance	$0	$0	$491,200	$491,200	$1,143,907	$1,143,907
Executive Annual Incentive Plan	$0	$0	$184,200	$184,200	$0	$0
Equity
– LTIP	$0	$0	$8,765,974	$8,765,974	$12,018,574	$12,018,574
Retirement Benefits
– TXU Supplemental Retirement Plan (1)	$18,495	$18,495	$20,257	$74,563	$18,495	$18,495
Deferred Compensation (2)
– Salary Deferral Program	$0	$0	$77,700	$77,700	$77,700	$77,700
Health & Welfare
– Medical/COBRA	$0	$0	$19,211	$0	$18,749	$18,749
– Dental/COBRA	$0	$0	$1,676	$0	$1,676	$1,676
– Life Insurance	$0	$0	$308,000	$0	$0	$0
– AD&D (3)	$0	$0	$615,000	$0	$0	$0
– LTD (4)	$0	$0	$0	$153,504	$0	$0
Other
– Excise Tax Gross-Ups	$0	$0	$0	$0	$0	$1,450,824
Totals	$18,495	$18,495	$10,483,218	$9,747,141	$13,279,101	$14,729,925

(1)	Present value of accrued non-qualified pension. Amounts listed reflect the immediate vesting of retirement benefits due to the TXU Retirement Plan being in a partial plan termination status.

(2)	Amounts listed reflect the immediate vesting of the company matching contribution due to the occurrence of a termination or change-in-control. These amounts are also included in the Nonqualified Deferred Compensation table on page 29.

(3)	Payable only in the event of accidental death.

(4)	Annual payable benefit.

Mr. Poole’s employment agreement provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances:

1.	In the event of Mr. Poole’s death or disability:
a.	a lump sum payment equal his annualized base salary plus his target annual incentive;
b.	a prorated annual incentive bonus for the year of termination;
c.	payment of all outstanding long-term incentive awards at the times such awards would otherwise have been paid in accordance with their terms;
d.	immediate grant of all ungranted long-term incentive awards that would have been made during the one year period following the date of his death or disability; and
e.	certain continuing health care and company benefits.

2.	In the event of Mr. Poole’s termination without cause or resignation for good reason, Mr. Poole would be eligible to receive the following payments and benefits:
a.	a lump sum cash payment equal to his base salary and the annual incentive bonuses he would have received through the remainder of the term of his employment agreement, with a minimum payment equal to the sum of his annualized base salary and annual incentive bonus;
b.	payment of all outstanding long-term incentive awards, as well as all ungranted long-term incentive awards that would have been made during the remainder of the term of his employment agreement, at the times that the awards would otherwise have been paid in accordance with their terms;
c.	a cash payment equal to the forfeited portion of Mr. Poole’s accounts under the Salary Deferral Program, and matching contributions that would have been made under the Salary Deferral Program during the 12-month period following the termination;
d.	the additional retirement compensation as if Mr. Poole had worked through the expiration of the term of his employment agreement; and
e.	certain continuing health care and company benefits.

3.	In the event of Mr. Poole’s termination without cause or resignation for good reason within 24 months following a change in control of TXU Corp., Mr. Poole would be eligible to receive the following payments and benefits:
a.	a lump sum cash payment equal to his base salary and the annual incentive bonuses he would have received through the remainder of the term of his employment agreement, with a minimum payment equal to two times the sum of his annualized base salary and annual incentive bonus;
b.	payment of all outstanding long-term incentive awards, as well as all ungranted long-term incentive awards that would have been made during the remainder of the term of his employment agreement, at the times that the awards would otherwise have been paid in accordance with their terms;
c.	a cash payment equal to the forfeited portion of Mr. Poole’s accounts under the Salary Deferral Program, and matching contributions that would have been made under the Salary Deferral Program during the 24-month period following the termination;
d.	the additional retirement compensation as if Mr. Poole had worked through the expiration of the term and his employment agreement;
e.	certain continuing health care and company benefits; and
f.	a tax gross-up payment to offset any excise tax which may result from the change in control payments.

During the term of Mr. Poole’s employment agreement, severance benefits and change in control benefits provided pursuant to his employment agreement are in lieu of, and not in addition to, severance benefits and change in control benefits under TXU Corp.’s severance and change in control policies.

Excise Tax Gross-Ups

Executives Covered by Employment Agreements: Upon a change in control of TXU Corp., Messrs. Wilder, Campbell and Poole (“the executive”) may be subject to certain excise taxes under Code Section 4999 as a result of the application of Code Section 280G to any payments they receive in connection with the change in control. Pursuant to their employment agreements, TXU Corp. has agreed to reimburse these executives for all excise (and other special additional) taxes that are imposed on them, including those imposed under Code section 4999, and any income and excise taxes that are payable by the executive as a result of any such reimbursements.

The “Excise Tax Gross-Up” amount in the tables assumes that the executive is entitled to a full reimbursement of the following expenses from TXU Corp.:

1.	Any excise taxes that are imposed upon the executive as a result of the change in control;

2.	Any income and excise taxes imposed upon the executive as a result of TXU Corp.’s reimbursement of the excise tax amount; and

3.	Any additional income and excise taxes that are imposed upon the executive as a result of TXU Corp.’s reimbursement for any excise or income taxes.

The calculation is based upon Internal Revenue Code Section 4999, which provides for an excise tax rate of 20%, and assumes a 35% federal income tax rate, a 1.45% Medicare tax rate and a 0% state income tax rate. The executives reside in the state of Texas, which does not impose a state income tax. For purposes of the Code Section 280G calculation it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the executive executing a non-competition agreement.

The Excise Tax Gross-Up will be payable to the executive for any excise tax incurred regardless of whether his employment is terminated. However, the actual amount of the Excise Tax Gross-Up will change based upon whether the executive’s employment with TXU Corp. is terminated because the amount of compensation received by the executive, and therefore subject to Internal Revenue Code Section 280G, will change. For purposes of Code Section 280G, the Excise Tax Gross-Up was calculated assuming (1) that a change in control of TXU Corp. occurred on December 31, 2006, using the value of TXU Corp.’s stock ($54.21) as of that date, and (2) that the executive’s employment with TXU Corp. terminated on that same day. In addition, to the extent that any payout was conditioned upon or determined based on achievement of performance criteria, it was assumed that such payout would be at the target level of performance, which was 100%. It was also assumed that all payments will be made in a manner that complies with Internal Revenue Code section 409A, which in some cases requires a delay in payment until a date six months following the date of the executive’s termination of employment.

“At Will” Executives: Upon a change in control of TXU Corp., Mr. Greene and Baker (“the executive”) may be subject to certain excise taxes under Internal Revenue Code Section 4999 as a result of the application of Internal Revenue Code Section 280G to any payments he receives in connection with the change in control. The executive is eligible for benefits under the TXU Corp.’s Change in Control Policy. Pursuant to the Change in Control Policy, TXU Corp. will reimburse the executive for all excise taxes that are imposed on the executive under Section 4999, that are attributable to payments received pursuant to the Change in Control Policy, and any income and excise taxes that are payable by the executive as a result of any such reimbursements. However, if the aggregate value of payments subject to Code Section 280G received by the executive pursuant to the Policy (other than the Excise Tax Gross-Up amount) is less than 110% of the threshold amount as calculated in accordance with section 280G (three times the executive’s average compensation over the five year period immediately preceding the change in control), then the payments received by the executive pursuant to the Change in Control Policy will be reduced in lieu of payment of the Excise Tax Gross-Up amount. The Change in Control Policy provides benefits only upon termination of employment within 24 months following a change in control. If the executive is subject to the excise tax under Section 4999 on amounts he receives outside the policy, he will not receive the Excise Tax Gross-Up payment for such amount.

The Excise Tax Gross-Up amount in the above tables assumes that Messrs. Greene and Baker are entitled to a full reimbursement by TXU Corp. of the following expenses:

1.	any excise taxes that are imposed upon the executive as a result of the change in control that are attributable to payments received pursuant to the Change in Control Policy;

2.	any income and excise taxes imposed upon the executive as a result of TXU Corp.’s reimbursement of the excise tax amount; and

3.	any additional income and excise taxes that are imposed upon the executive as a result of TXU Corp.’s reimbursement for any excise or income taxes.

The calculation is based upon Internal Revenue Code Section 4999, which provides for an excise tax rate of 20%, and assumes a 35% federal income tax rate, a 1.45% Medicare tax rate and a 0% state income tax rate. The executives reside in the state of Texas, which does not impose a state income tax. For purposes of the Section 280G calculation it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the executive executing a non-competition agreement.

The Excise Tax Gross-Up will be payable to the executive for any excise tax incurred on payments made pursuant to the Change in Control Policy as a result of termination of employment within 24 months following a change in control. The Excise Tax Gross-Up was calculated assuming (1) that a change in control of TXU Corp. occurred on December 31, 2006, using the value of TXU Corp.’s stock ($54.21) as of that date, and (2) that the executive’s employment with TXU Corp. terminated on that same day. In addition, to the extent that any payout was conditioned upon or determined based on achievement of performance criteria, it was assumed that such payout would be at target level of performance, which was 100%. It was also assumed that all payments will be made in a manner that complies with Internal Revenue Code section 409A, which in some cases requires a delay in payment until a date six months following the date of the executive’s termination of employment.

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of TXU Corp.’s board of directors during the fiscal year ended December 31, 2006. Directors who are officers, or former officers, of TXU Corp. do not receive any fees for service as a director. TXU Corp. reimburses all directors for reasonable expenses incurred in connection with their services as directors. Directors may be permitted to use company aircraft for travel related to their services as directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	All Other Compensation($) (3)	Total ($)
Leldon E. Echols	84,500	100,000	—	184,500
Kerney Laday	79,750	100,000	—	179,750
Jack E. Little	94,750	100,000	—	194,750
Gerardo I. Lopez	51,000	111,250	—	162,250
J. E. Oesterreicher	90,000	100,000	—	190,000
Michael W. Ranger	69,000	100,000	—	169,000
Leonard H. Roberts	81,000	100,000	—	181,000
Glenn F. Tilton	78,500	100,000	—	178,500
E. Gail de Planque	82,000	100,000	—	182,000
William M. Griffin	12,750	60,000	7,780	80,530

(1)	Based on an analysis performed by the Organization and Compensation Committee’s independent compensation consultant, the directors’ compensation was changed in 2006. During 2006, each director received an annual board retainer of $45,000 plus $1,500 for each meeting attended. In addition, each committee member received $1,500 for each committee meeting attended. This amount was increased from $1,250 to $1,500 effective July 1, 2006. Non-chair members of the Audit Committee and the Nuclear Committee received an annual fee of $5,000 and the chairs of the Audit Committee and the Nuclear Committee received an annual fee of $10,000. The chairs of other committees received an annual fee of $5,000. Amounts reported include amounts deferred under TXU Corp.’s Deferred Compensation Plan for Outside Directors, as disclosed in footnote (2) below. Committee membership is set forth beginning on pages 1 and 2.

(2)

During 2006, each director received an annual grant of TXU Corp. common stock with a market value equal $100,000 which is also the SFAS 123R value of these grants. Based on an analysis performed by the Organization and Compensation Committee’s independent compensation consultant, the annual grant of TXU Corp. stock was increased from $60,000 to $100,000, effective July 1, 2006. For Mr. Lopez, this amount also includes $11,250 which is the portion of his annual retainer that he chose to receive in TXU Corp. common stock. Amounts reported include amounts deferred under the Deferred Compensation Plan for Outside Directors. Directors who receive a retainer for their board service may elect to defer, in increments of 25%, all or a portion of their annual board retainer and equity grant under the Deferred Compensation Plan for Outside Directors. Under the Deferred Compensation Plan for Outside Directors, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant’s deferred retainer and equity grant. The trustee established accounts for each participant containing performance units equal to such number of shares of TXU Corp. common stock. Each year, the participant selects a maturity period between three and ten years for that year’s deferrals. On the expiration of the applicable maturity period or upon a director’s death or disability, the trustee distributes the director’s maturing accounts in cash based on the then current value of the performance units. Certain provisions of the Deferred Compensation Plan for Outside Directors have been modified to comply with the requirements of Section 409A and related guidance. The number of units and the market value at December 31, 2006 of such units held in the TXU Corp. Deferred Compensation Plan for Outside Directors was for Mr. Echols 0 ($0), Mr. Laday 10,055 ($545,085), Dr. Little 27,899 ($1,512,428), Mr. Oesterreicher 29,094 ($1,577,188), Mr. Ranger 20,041 ($1,086,452), Mr. Roberts 1,883 ($102,089), Mr. Tilton 2,792 ($151,341), Dr. de Planque 3,350 ($181,590) and Mr. Griffin 5,196 ($281,675).

(3)	TXU Corp. has implemented a scholarship funding program to honor retiring directors. Upon a director’s retirement from the Board, TXU Corp. will fund two scholarships at a public university in a state where the company does business, designated by the retiring director. The time period of such funding is equal to the number of years the retiring director served on the Board, up to a maximum of 20 years. The amount of each scholarship is the university’s then-current annual tuition (two semesters or the equivalent) for Texas residents plus course fees and books, up to an aggregate maximum of $9,000. The amount listed as “All Other Compensation” for Mr. Griffin is attributable to payments made in 2006 in his honor under this scholarship program. Mr. William M. Griffin retired from the Board on February 16, 2006.

Directors and their spouses are invited to attend TXU Corp.’s strategy meeting. As part of the events associated with this meeting, TXU Corp. pays for spousal travel, lodging and meals and for the directors and their spouses to participate in various recreational events and entertainment. For 2006, the aggregate incremental cost to TXU Corp. for such travel, lodging, events and entertainment was less than $10,000 for each director.

On July 1, 2005, the Board adopted stock ownership requirements for its members. In general, each director will hold TXU Corp. common stock having a value of at least:

1.	$75,000 within two years of joining the Board; and

2.	$150,000 within four years of joining the Board.

While compliance with these requirements will not be formally assessed until June 30, 2007, as of this time, all directors are compliant with the requirements.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock of TXU Corp.

Each director and nominee for director and certain current and former executive officers of TXU Corp. reported beneficial ownership of common stock of TXU Corp., as of April 16, 2007, as follows:

Name	Number of Shares Beneficially Owned
Leldon E. Echols	3,103
Kerney Laday	5,200
Jack E. Little	6,723	(1)
Gerardo I. Lopez	3,900
J. E. Oesterreicher	10,760	(2)
Michael W. Ranger	20,000
Leonard H. Roberts	4,096
Glenn F. Tilton	2,096
C. John Wilder	1,703,044	(3)
David A. Campbell	585
T. L. Baker	433,795	(4)
M. S. Greene	130,407
David P. Poole	1,138
Kirk R. Oliver	43,566
Eric H. Peterson	25,000
All directors and current executive officers as a group (21 persons)	2,463,104

(1)	Shares reported consist of shares in which Dr. Little and his spouse share voting and investment power.

(2)	Shares reported consist of shares held in a family trust for which Mr. Oesterreicher has sole voting and investment power.

(3)	Shares reported include 319,588 shares related to 2004 LTIP awards that are also included in the Outstanding Equity Awards at Fiscal Year-End – 2006 table on page 25, and 85,023 shares of restricted stock that are also included in the Nonqualified Deferred Compensation – 2006 table on page 29.

(4)	Shares reported include 159,794 shares related to 2004 LTIP awards that are also included in the Outstanding Equity Awards at Fiscal Year-End – 2006 table on page 25.

Except as noted, the named individuals have sole voting and investment power for all shares reported as beneficially owned. The share ownership of each individual director and executive officer and for all directors and executive officers as a group constituted less than 1% of TXU Corp.’s common stock.

As of December 31, 2006, based on information reported in filings made by the following persons with the SEC or information otherwise known to TXU Corp., the following persons were known or reasonably believed to be, as more fully described below, the beneficial owners of more than 5% of the company’s common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 94105	44,735,268	(1)	9.74%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	29,827,081	(2)	6.49%

(1)

Includes holding by Barclays Global Investors, NA., Barclays Global Investors, Ltd, and Barclays Global Investors Japan Trust and Banking Company Limited who acted as banks and Barclays Global Fund Advisors and Barclays Global Investors Japan Limited who

acted as investment advisors. Together these entities had sole dispositive power with respect to these shares and sole voting power with respect to 39,595,631 shares of the company’s common stock.

(2)	Wellington Management Company, LLP acted as investment advisor and had shared dispositive power with respect to these shares and shared voting power with respect to 18,669,915 shares of the company’s common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Relating to Related Party Transactions

TXU Corp. has a number of written policies and procedures that address related party transactions, including the Code of Conduct and the charter of the Audit Committee.

The Code of Conduct provides that employees are expected to avoid conflicts of interest between their personal interests and those of TXU Corp. The Code of Conduct goes on to state that employees or members of their immediate families should not:

1.	receive compensation from, or have any financial interest in, a current or prospective supplier, customer, or competitor if that compensation or financial interest constitutes a conflict of interest for the employee, or

2.	own a significant financial interest in any business that supplies TXU Corp. with a substantial amount of goods or services or where sales to TXU Corp. are a substantial part of the other business’s revenues.

The Audit Committee’s charter provides that the Audit Committee will review related party transactions with TXU Corp.’s general counsel. In addition, this charter provides that the Audit Committee will discuss with management and the chief internal audit executive compliance with the Code of Conduct and advise the Board with respect to any alleged material non-compliance with the Code of Conduct.

Independence of Directors

In order for a director to be considered independent under NYSE regulations, the Board must determine that the director has no material relationship with TXU Corp., whether directly, or as a partner, shareholder or officer of an organization that has a material relationship with TXU Corp. To assist it in its determinations regarding the independence of its members, the Board has adopted the categorical standards which reflect and give effect to the independence requirements of the NYSE. These standards are included in TXU Corp.’s Corporate Governance Guidelines, which are posted on TXU Corp.’s website at www.txucorp.com under “Investor Resources.”

Based on the application of these standards and in accordance with the requirements of the NYSE and SEC, the Board has determined that:

1.	The following directors are independent: Messrs. Echols, Laday, Lopez, Oesterreicher, Ranger, Roberts and Tilton and Little;

2.	Dr. E. Gail de Planque, who resigned from the Board in March 2007, and Mr. William M. Griffin, who retired from the Board in February 2006, were independent;

3.	All of the members of the Audit Committee, the Nominating and Governance Committee and the Organization and Compensation Committee are independent; and

4.	All of the members of the Audit Committee are “Audit Committee Financial Experts” as defined in Item 407(d)(5) of SEC Regulation S-K; and

5.	In compliance with the requirements of Section 303A of the NYSE Listed Company Manual, all of the members of the Audit Committee are independent and are financially literate, as interpreted by the Board in its business judgment.

In making its independence determinations, the Board considered the followings transactions, relationships and arrangements not otherwise disclosed in this Form 10-K/A for the directors found independent. None of the items described below exceed applicable limitations for independence purposes under NYSE or SEC requirements or under the categorical standards adopted by the Board.

•	Dr. de Planque – None

•	Mr. Echols – his service on the board of a charity to which TXU Corp. makes donations

•	Mr. Griffin – None

•	Mr. Laday – None

•	Dr. Little – his service on an advisory board to an entity that ultimately has a minority ownership interest in a project from which TXU Corp. purchases wind power

•	Mr. Lopez – de minimus amounts of business between his employer and TXU Corp.

•	Mr. Oesterreicher – his service on the board of a charity to which TXU Corp. makes donations

•

Mr. Ranger – his service as chairman of an entity that ultimately has a minority ownership interest in a project from which TXU Corp. purchases wind power; his financial interest and gain resulting from the issuance and redemption of the EPMIs issued by TXU Energy Company LLC, a wholly-owned subsidiary of TXU Corp., in 2003 – 2004

•	Mr. Roberts – his service as a trustee of a non-profit organization to which TXU Corp. makes donations

•	Mr. Tilton – de minimus amounts of business between his employer and TXU Corp.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has been the independent auditor for TXU Corp. since its organization in 1996 and for TXU Energy Industries Company (formerly Texas Utilities Company) since its organization in 1945, including the last fiscal year.

The Audit Committee has adopted a policy relating to the engagement of TXU Corp.’s independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, TXU Corp.’s independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Audit Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require:

1.	The annual review and pre-approval by the Audit Committee of all anticipated audit and non-audit services; and

2.	The quarterly pre-approval by the Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) for TXU Corp. in 2006 were pre-approved.

The policy defines those non-audit services which TXU Corp.’s independent auditor may also be engaged to provide as follows:

1.	Audit related services, including:
a.	due diligence accounting consultations and audits related to mergers, acquisitions and divestitures;
b.	employee benefit plan audits;
c.	accounting and financial reporting standards consultation; and
d.	internal control reviews.

2.	Tax related services, including:
a.	tax compliance;
b.	general tax consultation and planning; and
c.	tax advice related to mergers, acquisitions, and divestitures.

3.	Other services, including:
a.	process improvement, review and assurance;
b.	litigation and rate case assistance;
c.	general research;
d.	forensic and investigative services; and
e.	training services.

The policy prohibits TXU Corp. from engaging its independent auditor to provide:

1.	Bookkeeping or other services related to TXU Corp.’s accounting records or financial statements;

2.	Financial information systems design and implementation services;

3.	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

4.	Actuarial services;

5.	Internal audit outsourcing services;

6.	Management or human resource functions;

7.	Broker-dealer, investment advisor, or investment banking services;

8.	Legal and expert services unrelated to the audit; and

9.	Any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits TXU Corp.’s independent auditor from providing tax or financial planning advice to any officer of TXU Corp.

Compliance with the Audit Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Audit Committee by TXU Corp.’s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by the firm and fees for such services are provided to the Audit Committee no less often than quarterly.

For the years ended December 31, 2006 and 2005, fees billed to TXU Corp. by Deloitte & Touche were as follows:

	2006	2005
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements, provide comfort letters and consents	$6,227,000	$5,831,000
Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	5,176,000	1,419,000
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	253,000	115,000
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance, and training services	286,000	159,000

Total	$11,942,000	$7,524,000

The amounts reported in the table above for 2005 differ from those reported in the 2006 proxy statement, due to the movement of $350,000 from “Audit Fees” to “Audit-Related Fees”. The amount in question was paid for a non-statutorily required audit of financial statements of a subsidiary of TXU Corp. TXU Corp. believes this move more accurately reflects the nature of the fees.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

Exhibits	Previously Filed* With File Number	As Exhibit
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(c)			—	Certification of C. John Wilder, principal executive officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(d)			—	Certification of David A. Campbell, principal financial officer of TXU Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Corp. has duly caused this annual report on Form 10-K/A for the fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

TXU CORP.

Date: April 30, 2007	By	/s/ Stanley J. Szlauderbach

(Stanley J. Szlauderbach, Senior Vice President and Controller)