Form 10-Q
period 2007-03-31
TXU CORP /TX/
filed 2007-05-09
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

— OR —

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

Common Stock outstanding at May 7, 2007: 459,152,955 shares, without par value.

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
i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2006 Form 10-K	TXU Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006
Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to TXU Corp. and its subsidiaries
Commission	Public Utility Commission of Texas
EPA	US Environmental Protection Agency
EPC	engineering, procurement and construction
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional coordinator of the various electricity systems within Texas
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
FERC	US Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 45
FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
GAAP	generally accepted accounting principles
GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by TXU Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002
IRS	US Internal Revenue Service
kWh	kilowatt-hours
market heat rate
Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group would acquire TXU Corp.
MMBtu	million British thermal units
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
MW	megawatts
MWh	megawatt-hours
NRC	US Nuclear Regulatory Commission
Oncor Electric Delivery
Refers to Oncor Electric Delivery Company (formerly TXU Electric Delivery Company), a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC), depending on context. This Form 10-Q and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Company or Oncor Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

price-to-beat rate
residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes was supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) were required to be made available to those customers until January 1, 2007

PURA	Texas Public Utility Regulatory Act
REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”
SFAS 144	SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
SFAS 146	SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
SFAS 158	SFAS No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans”
SG&A	selling, general and administrative
Short-cut method	refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met
TCEQ	Texas Commission on Environmental Quality
TXU Corp.
Refers to TXU Corp., a holding company, and/or its subsidiaries, depending on context. This Form 10-Q and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Company or Oncor Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

TXU DevCo
Refers to subsidiaries of TXU Corp. that have been established for the purpose of developing new lignite/coal-fueled generation facilities. The TXU DevCo subsidiaries are currently not subsidiaries of TXU Energy Company

TXU Energy Company
Refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its subsidiaries, depending on context, engaged in electricity generation and wholesale and retail energy markets activities. This Form 10-Q and other SEC filings of TXU Corp. and its subsidiaries occasionally make references to TXU Corp., TXU Energy Company or Oncor Electric Delivery when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

TXU Energy Holdings	Refers to the TXU Corp. business segment that includes TXU Energy Company, TXU DevCo and activity of a lease trust holding certain combustion turbines.
TXU Energy Retail	Refers to TXU Energy Retail Company LP, a subsidiary of TXU Energy Company engaged in the retail sale of power to residential and business customers
TXU Europe	TXU Europe Limited, a former subsidiary of TXU Corp.
TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.
TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Company
US	United States of America
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

v

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
	(millions of dollars, except per share amounts)

Operating revenues	$1,669	$2,304

Costs and expenses:
Fuel, purchased power costs and delivery fees	665	521
Operating costs	344	344
Depreciation and amortization	204	205
Selling, general and administrative expenses	219	192
Franchise and revenue-based taxes	87	86
Other income (Note 5)	(29)	(14)
Other deductions (Note 5)	769	(1)
Interest income	(17)	(9)
Interest expense and related charges (Note 14)	197	213
Total costs and expenses	2,439	1,537

Income (loss) from continuing operations before income taxes	(770)	767

Income tax expense (benefit)	(273)	251

Income (loss) from continuing operations	(497)	516

Income from discontinued operations, net of tax effect	─	60

Net income (loss)	$(497)	$576

Average shares of common stock outstanding (millions):
Basic	458	464
Diluted	458	474

Per share of common stock - Basic:
Net income (loss) from continuing operations	$(1.09)	$1.11
Income from discontinued operations, net of tax effect	─	0.13
Net income (loss)	$(1.09)	$1.24

Per share of common stock - Diluted:
Net income (loss) from continuing operations	$(1.09)	$1.09
Income from discontinued operations, net of tax effect	─	0.13
Net income (loss)	$(1.09)	$1.22

Dividends declared	$0.433	$0.413

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(millions of dollars)

Components related to continuing operations:

Income (loss) from continuing operations	$(497)	$516

Other comprehensive income (loss), net of tax effects:

Reclassification of pension and other retirement benefit costs
(net of tax expense of $3 and $─) (Note 12)	4	─

Cash flow hedges:
Net increase (decrease) in fair value of derivatives held at end of period (net of tax benefit (expense) of $170 and $(60))	(316)	113
Derivative value net gains related to hedged transactions settled during the period and
reported in net income (net of tax expense of $40 and $─)	(74)	(1)
Total effect of cash flow hedges	(390)	112

Total adjustments to net income (loss) from continuing operations	(386)	112

Comprehensive income (loss) from continuing operations	(883)	628

Comprehensive income from discontinued operations	─	60

Comprehensive income (loss)	$(883)	$688

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
	(millions of dollars)
Cash flows - operating activities:
Net income (loss)	$(497)	$576
Income from discontinued operations, net of tax effect	─	(60)
Income (loss) from continuing operations	(497)	516
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used in)
operating activities:
Depreciation and amortization	217	220
Deferred income tax expense (benefit), including utilization of net operating loss carryforwards	(362)	229
Charge related to suspended development of generation facilities (Note 2)	713	─
Write-off of deferred transaction costs (Note 5)	30	─
Net gains on sale of assets	(16)	(12)
Net effect of unrealized mark-to-market valuations	764	(5)
Bad debt expense	11	12
Stock-based incentive compensation expense	8	3
Credit related to coal contract counterparty claim	─	(12)
Changes in operating assets and liabilities	(956)	95
Cash (used in) provided by operating activities from continuing operations	(88)	1,046

Cash flows - financing activities:
Issuances of securities:
Long-term debt	1,800	100
Common stock	─	1
Retirements/repurchases of securities:
Other long-term debt	(37)	(434)
Common stock	─	(507)
Change in short-term borrowings:
Commercial paper	(1,126)	878
Banks	950	(395)
Common stock dividends paid	(198)	(194)
Debt premium, discount, financing and reacquisition expenses	(18)	(10)
Cash provided by (used in) financing activities from continuing operations	1,371	(561)

Cash flows - investing activities:
Capital expenditures	(830)	(309)
Nuclear fuel	(6)	(14)
Purchase of lease trust	─	(69)
Proceeds from sales of nuclear decommissioning trust fund securities	22	44
Investments in nuclear decommissioning trust fund securities	(26)	(48)
Proceeds from pollution control revenue bonds deposited with trustee	─	(99)
Cost to remove retired property	(8)	(12)
Other	(2)	3
Cash used in investing activities from continuing operations	(850)	(504)

Discontinued operations:
Cash provided by (used in) operating activities	11	(1)
Cash used in financing activities	─	─
Cash used in investing activities	─	─
Cash provided by (used in) discontinued operations	11	(1)

Net change in cash and cash equivalents	444	(20)
Cash and cash equivalents - beginning balance	25	37
Cash and cash equivalents - ending balance	$469	$17

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$469	$25
Restricted cash	203	58
Trade accounts receivable - net (Note 6)	793	959
Inventories	386	383
Commodity and other derivative contractual assets (Note 11)	346	950
Accumulated deferred income taxes (Note 3)	585	253
Margin deposits related to commodity positions	190	7
Other current assets	215	177
Total current assets	3,187	2,812

Restricted cash	117	258
Investments	726	712
Property, plant and equipment — net	18,771	18,756
Goodwill	542	542
Regulatory assets — net	1,979	2,028
Commodity and other derivative contractual assets (Note 11)	243	345
Other noncurrent assets	352	380

Total assets	$25,917	$25,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 7)	$1,316	$1,491
Long-term debt due currently (Note 8)	940	485
Trade accounts payable	1,123	1,093
Commodity and other derivative contractual liabilities (Note 11)	388	293
Margin deposits related to commodity positions	54	681
Other current liabilities	932	1,040
Total current liabilities	4,753	5,083

Accumulated deferred income taxes (Note 3)	3,112	4,238
Investment tax credits	358	363
Commodity and other derivative contractual liabilities (Note 11)	581	191
Long-term debt, less amounts due currently (Note 8)	11,940	10,631
Other noncurrent liabilities and deferred credits	4,069	3,187
Total liabilities	24,813	23,693

Commitments and Contingencies (Note 9)

Shareholders’ equity (Note 10):
Common stock without par value: Authorized shares: 1,000,000,000
Outstanding shares: 459,269,419 and 459,244,523	5	5
Additional paid-in capital	1,116	1,104
Retained earnings (deficit)	(40)	622
Accumulated other comprehensive income	23	409
Total shareholders’ equity	1,104	2,140
Total liabilities and shareholders’ equity	$25,917	$25,833

See Notes to Financial Statements.

TXU CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — TXU Corp. is a holding company conducting its operations principally through its TXU Energy Company, Oncor Electric Delivery and TXU DevCo subsidiaries and their subsidiaries.  Each of these subsidiaries is a separate legal entity with its own assets and liabilities. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. Oncor Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas. TXU DevCo and its subsidiaries are engaged in the development of new lignite/coal-fueled generation facilities in Texas; these development activities are expected to be continued by subsidiaries of TXU Energy Company.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

TXU Corp. has two reportable segments: the TXU Energy Holdings segment (which includes TXU Energy Company’s and TXU DevCo’s activities) and the Oncor Electric Delivery segment. (See Note 13 for further information concerning reportable business segments.)

Basis of Presentation— The condensed consolidated financial statements of TXU Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K with the exception of the adoption of FIN 48. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Prior period commodity contract assets and liabilities and cash flow hedge and other derivative assets and liabilities have been combined to conform with the current period presentation (see Note 11).

Discontinued Businesses─ Income from discontinued operations in the quarter ended March 31, 2006 consisted almost entirely of a reversal of a TXU Gas income tax reserve due to a favorable resolution of an IRS audit matter. The TXU Gas business was disposed of in October 2004.

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

Earnings Per Share — Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potential issuances of common shares under stock-based employee compensation and certain debt arrangements. See Note 4 for a reconciliation of basic earnings per share to diluted earnings per share.

Changes in Accounting Standards — In June 2006, the FASB issued FIN 48, which provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. Effective January 1, 2007, TXU Corp. adopted FIN 48 as required. See Note 3 for the impacts of adopting FIN 48 and required disclosures.

2. CHARGE RELATED TO SUSPENDED DEVELOPMENT OF COAL-FUELED  GENERATION FACILITIES

In the first quarter of 2007, TXU Corp. recorded a charge totaling $713 million ($463 million after-tax) in connection with the previously disclosed suspension in February 2007 of the development of eight coal-fueled generation units. This decision and subsequent terminations of equipment orders required an evaluation of the recoverability of recorded assets associated with the development program. The charge included $673 million for the impairment of construction work-in-process asset balances (primarily pre-construction development costs), $11 million for costs arising from terminations of equipment orders and $29 million for the write-off of deferred financing costs. In determining the charge to be recorded, TXU Corp. applied accounting rules for impairment of long-lived assets under SFAS 144 and for exit activities under SFAS 146. The charge is classified as other deductions in the income statement and is reported in the results of the TXU Energy Holdings segment.

The construction work-in-process asset balances totaled $871 million at March 31, 2007 prior to the writedown and included progress payments made and accruals for amounts due to equipment suppliers, based on percentage of completion estimates, engineering and design services costs, site preparation expenditures, internal salary and related overhead costs for personnel engaged directly in construction management activities and capitalized interest. The construction work-in-process balance subsequent to the writedown totals $198 million at March 31, 2007 and consists of $159 million in estimated recovery amounts, using a probability-weighted methodology, from equipment salvage and potential resale activities, and $39 million in equipment projects at existing generation plant sites related to the development program that are expected to have future value. The charge recorded is based on management's judgments and estimates. The ultimate loss to be realized related to the construction work-in-process assets may differ materially from the estimate recorded in the first quarter of 2007 as amounts due to suppliers for actual work completed are resolved and salvage and resale actions are finalized.

In April 2007, TXU DevCo negotiated the termination of certain equipment orders, which is expected to result in a pretax charge of approximately $79 million to be reported in second quarter 2007 results. With that agreement, TXU DevCo has now terminated essentially all of the equipment orders related to the suspended units, with the exception of certain in-process boilers that may be resold.

In addition to this termination cost, TXU DevCo is exposed to liabilities of up to approximately $150 million for termination and suspension costs under the equipment order and construction agreements related to the suspended units. Because the amounts ultimately payable to suppliers cannot be reasonably estimated at this time (and may be subject to dispute), no accruals have been established for these contingent liabilities, but for the $11 million referred to above. Additional charges for termination liabilities are expected to be recorded as uncertainties regarding suppliers’ costs incurred as a result of the terminations are resolved.

The previously deferred financing costs included commitment fees and costs for professional services to develop and implement the previously intended financing structure. As a result of suspension of the eight units, the financing commitment was terminated by TXU DevCo during the first quarter of 2007.

3. ADOPTION OF NEW INCOME TAX ACCOUNTING RULES (FIN 48)

FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. TXU Corp. has completed its review and assessment of uncertain tax positions and in the quarter ended March 31, 2007 recorded a net benefit to retained earnings and a decrease to noncurrent liabilities of $33 million in accordance with the new accounting rule.

TXU Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by TXU Corp. and any of its subsidiaries for the years ending prior to January 1, 1997, with few exceptions, are complete. The IRS is in the process of examining TXU Corp.'s US income tax returns for the years 1997 through 2002 and is expected to complete its examination in 2007.  Texas franchise tax returns for the years 2002 to 2006 have not been examined.

The total amount of benefits taken on income tax returns that do not qualify for financial statement recognition under FIN 48 total $1.8 billion as of January 1, 2007, the substantial majority of which represents amounts that have been accounted for as noncurrent liabilities instead of deferred income tax liabilities; of this amount, $91 million would affect earnings if recognized. The balance sheet at March 31, 2007 reflects a reclassification of $893 million from accumulated deferred income tax liabilities to other noncurrent liabilities recorded in the first quarter of 2007.

TXU Corp. classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of January 1, 2007, noncurrent liabilities included a total of $50 million in accrued interest. The amount of interest (after-tax) included in income tax expense for the quarter ended March 31, 2007 totaled $14 million.

TXU Corp. does not expect that the total amount of unrecognized tax benefits for the positions included as of the date of the adoption will significantly increase or decrease within the next 12 months.

4. EARNINGS PER SHARE

Basic earnings per share available to common shareholders are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of all potential issuances of common shares under stock-based incentive compensation and certain debt arrangements.

	For the Three Months Ended March 31, 2007					For the Three Months Ended March 31, 2006
				Per				Per
	Income			Share				Share
	(Loss)	Shares		Amount		Income	Shares	Amount

Income (loss) from continuing operations
-Basic	$(497)	457.7		$(1.09)		$576	464.3	$1.24

Dilutive securities/other adjustments:

Convertible senior notes	―	1.5				―	1.5

Equity-linked debt securities	―	─				―	2.1

Stock-based incentive compensation plan	―	5.3				―	6.2

Income (loss) from continuing operations
-Diluted	$(497)	457.7 (a	)	$(1.09) (a	)	$576	474.1	$1.22

(a)	For the three months ended March 31, 2007, diluted results per share equaled basic results per share because of the loss position and antidilution accounting rules.

5. OTHER INCOME AND DEDUCTIONS

	Three Months Ended
	March 31,
	2007	2006
Other income:
Amortization of gain on sale of TXU Fuel business	$12		$12
Net gain on sale of assets	4		─
Adjustments to insurance reserves related to discontinued operations	5		─
Penalty received for nonperformance under a coal transportation agreement	3		─
Mineral rights royalty income	3		─
Other	2		2
Total other income	$29		$14
Other deductions:
Charge related to suspended development of generation facilities (Note 2)	$713	$	─
Writeoff of deferred costs related to previously anticipated transactions (a)	30		─
Transaction costs related to Merger Agreement	14		─
Credit related to counterparty claim (b)	─		(12)
Cost related to 2006 cities rate settlement	6		─
Pension and other postretirement benefit costs related to discontinued businesses	3		5
Charge related to impaired leases	─		2
Transition costs related to InfrastruX Energy Services joint venture	1		─
Other	2		4
Total other deductions	$769		$(1)
______________________
(a)
Represents costs incurred and previously deferred, consisting primarily of professional fees for tax, legal and other advisory services, in connection with certain previously anticipated strategic transactions (including expected financings) that are no longer expected to be consummated as a result of the Merger Agreement. Amount reported in Corp. and Other activities.

(b)
Represents settlement of nonperformance by a coal contract counterparty. A charge of an equal amount was recorded as an “other deduction” in the first quarter of 2005. Amount reported in the TXU Energy Holdings segment.

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

The maximum amount currently available under the program is $700 million, and the program funding was $647 million as of March 31, 2007. Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program. Funding availability for all originators is reduced by 100% of the originators’ customer deposits if TXU Energy Company’s fixed charge coverage ratio is less than 2.5 times; 50% if TXU Energy Company’s coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TXU Energy Company’s coverage ratio is 3.25 times or more. The originators’ customer deposits, which totaled $119 million, did not affect funding availability at that date as TXU Energy Company’s coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $264 million and $211 million at March 31, 2007 and December 31, 2006, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees, also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing and totaled $10 million and $9 million for the three month periods ending March 31, 2007 and 2006, respectively, and averaged 5.7% and 5.2% (on an annualized basis) of the funding under the program for the first three months of 2007 and 2006, respectively. The servicing fee, which totaled approximately $1 million for the first three months of both 2007 and 2006, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. The program fees represent essentially all the net incremental costs of the program on a consolidated basis and are reported in SG&A expenses.

The accounts receivable balance reported in the March 31, 2007 consolidated balance sheet includes $911 million face amount of trade accounts receivable of TXU Energy Company and Oncor Electric Delivery sold to TXU Receivables Company, such amount having been reduced by $647 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $20 million and $9 million for the three month periods ending March 31, 2007 and 2006, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2007	2006

Cash collections on accounts receivable	$2,297	$1,835
Face amount of new receivables purchased	(2,370)	(1,845)
Discount from face amount of purchased receivables	11	10
Program fees paid	(10)	(9)
Servicing fees paid	(1)	(1)
Increase in subordinated notes payable	53	1
Operating cash flows provided to TXU Corp. under the program	$(20)	$(9)

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

Trade Accounts Receivable -
	March 31,	December 31,
	2007	2006
Gross trade accounts receivable	$1,453	$1,599
Undivided interests in accounts receivable sold by TXU Receivables Company	(647)	(627)
Allowance for uncollectible accounts related to undivided interests in receivables retained	(13)	(13)
Trade accounts receivable ― reported in balance sheet	$793	$959

Gross trade accounts receivable at March 31, 2007 and December 31, 2006 included unbilled revenues of $405 million and $466 million, respectively.

Allowance for Uncollectible Accounts Receivable -

	2007	2006

Allowance for uncollectible accounts receivable as of January 1	$13	$36
Increase for bad debt expense	11	12
Decrease for account write-offs	(19)	(28)
Changes related to receivables sold	8	7
Other (a)	─	(15)
Allowance for uncollectible accounts receivable as of March 31	$13	$12

(a)	The 2006 amount includes an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. See Note 5.

Allowances related to undivided interests in receivables sold are reported in current liabilities and totaled $18 million and $26 million at March 31, 2007 and December 31, 2006, respectively.

7. SHORT-TERM FINANCING

Short-term Borrowings - At March 31, 2007 and December 31, 2006, the outstanding short-term borrowings of TXU Corp. and its subsidiaries consisted of the following:

	At March 31, 2007		At December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
Bank borrowings	$1,145	6.37%	$195	5.97%
Commercial paper	171	5.51%	1,296	5.53%
Total	$1,316		$1,491

(a)	Weighted average interest rate at the end of the period.

Under the commercial paper programs, TXU Energy Company and Oncor Electric Delivery may issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. At March 31, 2007, TXU Energy Company and Oncor Electric Delivery had $103 million and $68 million of commercial paper outstanding, respectively. These programs are effectively supported by existing credit facilities although there is no contractual obligation under the programs to maintain equivalent availability under existing credit facilities.

Credit Facilities— At March 31, 2007, subsidiaries of TXU Corp. had access to credit facilities with the following terms:
		At March 31, 2007
Authorized	Maturity	Facility	Letters of	Cash
Borrowers	Date	Limit	Credit	Borrowings	Availability
TXU Energy Company	February 2008	$1,500	$ ―	$ ―	$1,500
TXU Energy Company, Oncor Electric Delivery	June 2008	1,400	503	―	897
TXU Energy Company, Oncor Electric Delivery	August 2008	1,000	―	495	505
TXU Energy Company, Oncor Electric Delivery	March 2010	1,600	88	375	1,137
TXU Energy Company, Oncor Electric Delivery	June 2010	500	5	230	265
TXU Energy Company	December 2009	500	455	45	―
Total		$6,500	$1,051	$1,145	$4,304

The maximum amount TXU Energy Company and Oncor Electric Delivery can directly access under the facilities is $6.5 billion and $3.6 billion, respectively. These facilities may be used for working capital and general corporate purposes, including providing support for issuances of commercial paper and for issuing letters of credit. Availability under these facilities as of March 31, 2007 declined $1.1 billion from December 31, 2006 primarily due to borrowings to repay maturing commercial paper and incremental credit support requirements.

On March 1, 2007, the $1.5 billion TXU Energy Company facility maturing in May 2007 was terminated and replaced with a new 364-day facility with terms comparable to the existing facilities. The new credit facility may only be drawn upon if the $1.0 billion credit facility is fully drawn. Except in limited circumstances, the facility will expire on February 23, 2008.

All letters of credit and cash borrowings under the credit facilities as of March 31, 2007 are the obligations of TXU Energy Company.

Pursuant to Commission rules, availability under the credit facilities is further reduced by $123 million representing retail customer deposits.

8. LONG-TERM DEBT

Long-term debt - At March 31, 2007 and December 31, 2006, the long-term debt of TXU Corp. consisted of the following:

	March 31,	December 31,
	2007	2006
TXU Energy Company
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.750% Floating Series 2001A due October 1, 2030 (b)	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
3.700% Floating Series 2001D due May 1, 2033 (b)	268	268
5.320% Floating Taxable Series 2001I due December 1, 2036 (b)	62	62
3.750% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
3.850% Floating Series 2006A due November 1, 2041, remarketing date May 9, 2007 (c) (d)	47	47
3.850% Floating Series 2006B due November 1, 2041, remarketing date May 9, 2007 (c) (d)	46	46

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
3.850% Floating Series 2006 due November 1, 2041, remarketing date May 9, 2007 (c) (d)	50	50

Other:
6.125% Fixed Senior Notes due March 15, 2008 (e)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
5.850% Floating Senior Notes due September 16, 2008 (f)	1,000	―
Capital lease obligations	95	98
Fair value adjustments related to interest rate swaps	11	10
Total TXU Energy Company	$4,034	$3,036

	March 31,	December 31,
	2007	2006
Oncor Electric Delivery
6.375% Fixed Senior Notes due May 1, 2012	$700	$700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007 (e)	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
5.725% Floating Senior Notes due September 16, 2008 (f)	800	―
Unamortized discount	(16)	(16)
Total Oncor Electric Delivery	3,834	3,034

Oncor Electric Delivery Transition Bond Company LLC (g)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	―	8
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	109	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	158	158
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290
Total Oncor Electric Delivery Transition Bond Company LLC	1,053	1,074
Total Oncor Electric Delivery Consolidated	4,887	4,108

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	78	85
9.580% Fixed Notes due in semiannual installments through December 4, 2019	62	62
8.254% Fixed Notes due in quarterly installments through December 31, 2021	59	59
6.160% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (c)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized premium	4	5
Total US Holdings	222	230

TXU Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008 (e)	200	200
4.800% Fixed Senior Notes Series O due November 15, 2009	1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022 (h)	93	99
6.860% Floating Convertible Senior Notes due July 15, 2033 (c)	25	25
Fair value adjustments related to interest rate swaps	(73)	(73)
Unamortized discount	(8)	(9)
Total TXU Corp.	3,737	3,742

Total TXU Corp. consolidated	12,880	11,116
Less amount due currently	(940)	(485)
Total long-term debt	$11,940	$10,631
____________________

(a)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect at March 31, 2007. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates in effect at March 31, 2007.
(d)
These series are in a weekly interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate period will be reset for the bonds. These series were redeemed on May 8, 2007 as a result of the suspension of development of eight coal-fueled generation facilities.

(e)	Interest rates swapped to variable on entire principal amount at March 31, 2007.
(f)
Interest rates in effect at March 31, 2007. These series are subject to mandatory redemption upon a change in control of TXU Corp., including the Proposed Merger and are subject to optional redemption on or after September 16, 2007.

(g)	These bonds are nonrecourse to Oncor Electric Delivery and were issued to securitize a regulatory asset.
(h)	This financing is also guaranteed by TXU Energy Company.

Debt-related Activity in 2007— In March 2007, TXU Energy Company and Oncor Electric Delivery issued floating rate senior notes with an aggregate principal amount of $1.0 billion and $800 million, respectively. The floating rate is based on LIBOR plus 50 basis points for TXU Energy Company (subject to an increase of 25 basis points in the event of a downgrade in TXU Energy Company's credit rating) and 37.5 basis points for Oncor Electric Delivery (subject to an increase of up to 50 basis points in the event of a downgrade in Oncor Electric Delivery's credit rating). The notes mature in September 2008, but are subject to mandatory redemption upon a change in control of TXU Corp., including consummation of the Proposed Merger.

Fair Value Hedges — TXU Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At March 31, 2007, $650 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and were designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the conditions for assuming no ineffectiveness are met). Interest rate swaps related to $1.8 billion principal amount of debt were dedesignated as fair value hedges in January 2007. Offsetting swap positions were entered into and both the original swaps and offsetting positions are subsequently being marked-to-market in net income.

Long-term debt fair value adjustments —

Three Months Ended March 31, 2007
Long-term debt fair value adjustments related to interest rate swaps at beginning of period ― net reduction in debt carrying value	$(63)
Recognition of net gains on settled fair value hedges (a)	(1)
Recognition of net losses on dedesignated fair value hedges (b)	2
Long-term debt fair value adjustments at end of period ― net reduction in debt carrying value (net out-of-the-money value of swaps)	$(62)
            ______________

(a)	Net value of settled in-the-money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amount is pretax.
(b)	Net value of dedesignated out-of-the money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amount is pretax.

Any changes in unsettled swap fair values of active positions reported as fair value adjustments to debt amounts are offset by changes in derivative assets and liabilities.

9. COMMITMENTS AND CONTINGENCIES

Generation Development Program

Subsidiaries of TXU Corp. have executed EPC agreements for the development of three lignite/coal-fueled generation units in Texas. Such subsidiaries or the EPC contractors had placed orders for critical long lead-time equipment, including boilers, turbine generators and air quality control systems for the two units at Oak Grove and one unit at Sandow. Subsidiaries of TXU Corp. have not yet acquired from Alcoa, Inc. the air permit for the Sandow unit and receipt of the final air permit for the Oak Grove units is pending approval by the TCEQ. Capital expenditures under these arrangements totaled approximately $740 million as of March 31, 2007. If the agreements had been canceled as of that date, subsidiaries of TXU Corp. would have incurred an estimated termination obligation of up to approximately $270 million. This estimated gross cancellation exposure of approximately $1.0 billion at March 31, 2007 excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for these projects.

Litigation

Two putative class and derivative lawsuits and one derivative lawsuit were filed in the United States District Court, Northern District of Texas, Dallas Division in March 2007 against the directors of TXU Corp., TXU Corp., as a nominal defendant, and two private equity firms. On April 27, 2007, the Plaintiffs filed Amended Complaints asserting only derivative claims against the same defendants. The lawsuits seek to challenge and enjoin the Merger Agreement. The cases allege that the directors abused their ability to control and influence TXU Corp., committed gross mismanagement and violated various fiduciary duties by approving the Merger Agreement. The Plaintiffs contend that the directors violated fiduciary duties owed to shareholders by failing to maximize the value of TXU Corp. and by breaching duties of loyalty and due care by not taking adequate measures to ensure that the interests of shareholders were properly protected. The Merger Agreement allowed TXU Corp. to solicit other proposals from third parties until April 16, 2007 and the transaction is subject to the approval of TXU Corp.’s shareholders. Accordingly, TXU Corp. and its directors filed Motions to Dismiss based on the Plaintiffs failure to comply with the provisions of the Texas Business Organizations Code applicable to filing and pursuing derivative proceedings. The Motions, which the Plaintiffs did not respond to, other than by filing their Amended Complaints, are pending before the Court.

In February and March 2007, three derivative lawsuits were filed in Dallas County state district courts arising out of the Merger Agreement. The suits, filed by putative shareholders, allege that TXU Corp.'s directors, named as defendants, breached fiduciary duties owed TXU Corp. by approving the Merger Agreement. The petitions, now consolidated into one action in the 44th District Court, Dallas County, Texas, include claims that the defendants failed to ensure that the transaction was in the best interest of TXU Corp.; that the directors participated in a transaction where their loyalties were divided and where they were to receive a personal financial benefit; that such alleged conduct constituted a breach of their duties of care, loyalty, good faith, candor and independence owed to TXU Corp.; and that the two private equity firms aided and abetted the alleged breaches of fiduciary duties by the directors. TXU Corp. believes that the Plaintiffs failed to comply with provisions of the Texas Business Organizations Code applicable to filing and pursuing derivative proceedings and thus have filed a Motion to Dismiss that is pending before the Court. Additionally, TXU Corp. has filed a Written Statement with the Court advising that, pursuant to the Texas Business Organizations Code, a Derivative Demand Committee of independent and disinterested members of TXU Corp.'s board of directors has been formed and is engaged in the active review, in good faith, of the allegations in the consolidated derivative lawsuits. Consequently, TXU Corp. has requested that the Court enforce the automatic and mandatory stay of the proceedings as provided in the Texas Business Organizations Code until the Derivative Demand Committee has completed its review.

In February and March 2007 eight lawsuits were filed in state district court in Dallas County, Texas by putative shareholders against the directors of TXU Corp., TXU Corp., two private equity firms, and certain financial entities, asserting claims on behalf of owners of shares of TXU common stock as well as seeking to certify a class action on behalf of allegedly similarly situated shareholders. The lawsuits, which have been consolidated into one action in the 44th District Court, Dallas County, Texas, contend that the directors of TXU Corp. violated various fiduciary duties owed plaintiffs and other shareholders in connection with the execution of the Merger Agreement and that the two private equity firms and certain financial entities aided and abetted the alleged breaches of fiduciary duties by the directors. Plaintiffs seek to enjoin defendants from consummating the Merger Agreement until such time as a procedure or process is adopted to obtain the highest possible price for shareholders, as well as a request that the Court direct the officers and directors of TXU Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of TXU Corp. shareholders. The consolidated suit includes claims that the directors failed to take steps to properly value or maximize the value of TXU Corp. and breached their duties of loyalty, good faith, candor and independence owed to TXU Corp. shareholders. The Merger Agreement allowed TXU Corp. to solicit other proposals from third parties until April 16, 2007 and is subject to the approval of TXU Corp.’s shareholders. The consolidated suit purports to assert claims by shareholders directly against the directors. TXU Corp. believes that Texas law does not recognize such a cause of action. Consequently, TXU Corp. and its directors have filed a Motion to Dismiss, which is pending before the Court. Further, TXU Corp. believes the claims made in this litigation are without merit and, therefore, intends to vigorously defend this litigation.

    On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against TXU Generation Company LP, Oak Grove Management Company, LLC and TXU Corp. The complaint seeks declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove Steam Electric Station in Robertson County, Texas. The plaintiffs allege violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and seek to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserts that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions on the environment. Plaintiffs further request that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. TXU Corp. believes the Oak Grove air permit, if granted by the TCEQ, will be protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law. TXU Corp. further believes that the Plaintiffs’ complaint should be dismissed in response to the Motion to Dismiss, which has been filed in the litigation, and that the claims made in this complaint are without merit and, accordingly, intends to vigorously defend this litigation.

On September 6, 2005 a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against TXU Corp. and C. John Wilder. The plaintiffs’ amended complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain TXU Corp. securities who tendered such securities in connection with a tender offer conducted by TXU Corp. in 2004. The amended complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that TXU Corp. management was evaluating whether it should recommend to the board of directors that the board reevaluate TXU Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, management did make a recommendation to the board to reevaluate the dividend policy and the board elected to increase the quarterly dividend. The plaintiffs contend that such disclosure in connection with the tender offer was inadequate. TXU Corp. maintains that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. A Motion to Dismiss was filed by the defendants and the District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice on August 30, 2006. The plaintiffs filed a timely notice of appeal and the matter is now before the Fifth Circuit Court of Appeals with briefing of the appeal completed. While TXU Corp. is unable to estimate any possible loss or predict the outcome of this litigation in the event the Fifth Circuit Court of Appeals reverses the District Court, TXU Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation, including the appeal of the District Court’s order dismissing the litigation.

In November 2002, February 2003 and March 2003, three lawsuits were filed in the US District Court for the Northern District of Texas, Dallas Division, asserting claims under Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of TXU Corp. These ERISA lawsuits were consolidated, and a consolidated complaint was filed in February 2004 against TXU Corp., the directors of TXU Corp. serving during the putative class period as well as certain officers of TXU Corp. who were the members of the TXU Thrift Plan Committee. The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002. The plaintiffs filed an initial motion for class certification and, after class certification discovery was completed, the District Court denied plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint. Plaintiffs’ second class certification motion, filed on the basis of their amended complaint, was denied and the case was ordered dismissed without prejudice on September 29, 2005. The plaintiffs filed an appeal of the dismissal to the Fifth Circuit Court of Appeals. While on appeal, the matter was referred to the Fifth Circuit’s alternative dispute resolution program and subsequently to mediation. While mediation was unsuccessful, further discussions led to an agreement in principle to settle this litigation on December 24, 2006 for $7.25 million, before attorneys' fees, to be paid by TXU Corp. to the Thrift Plan pursuant to a Court approved allocation. A Memorandum of Understanding confirming the agreement in principle was signed on January 24, 2007 and the settlement is in the process of being confirmed with final settlement documents after which the settlement will be submitted to the District Court for approval. TXU Corp. believes the claims are without merit and, in the event the settlement is not approved, intends to vigorously defend the lawsuit, including the appeal. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action in the event the District Court rejects the settlement, the Fifth Circuit reverses the dismissal and remands the case to the District Court or the suit is refiled by the plaintiffs or others seeking to assert similar claims.

In October, November and December 2002 and January 2003, a number of lawsuits were filed in, removed to or transferred to the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp. and certain of its officers and directors. These lawsuits were consolidated and lead plaintiffs were appointed by the District Court. The consolidated complaint alleged violations of the Securities Exchange Act of 1934, as amended, Rule 10b-5 and the Securities Act of 1933, as amended. On January 20, 2005, TXU Corp. executed a memorandum of understanding settling this litigation. After preliminary certification of a settlement class and notice to such class, the District Court conducted a hearing and thereafter on November 8, 2005 granted final approval of the settlement. Certain members of the settlement class who objected to the plan of allocation, the plaintiffs’ attorneys’ fees and other matters related to the approval of the settlement have appealed the orders approving the settlement to the Fifth Circuit Court of Appeals and the appeal remains pending. TXU Corp. believes that the issues raised on appeal are without merit but cannot predict whether the appeal might result in a remand to the District Court for reconsideration of the notice to the settlement class, the Plaintiffs’ attorneys’ fees or other matters, and while TXU Corp. cannot predict the effect of the appeal being sustained, it does not believe that the appeal will result in reversal of the approval of the settlement.

Regulatory Investigations

On March 28, 2007, the Commission issued a Notice of Violation (NOV) stating that the Commission Staff is recommending an enforcement action, including the assessment of administrative penalties, against TXU Corp. for alleged market power abuse by its power generation affiliates and TXU Portfolio Management in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. The NOV is premised upon the Commission Staff's allegation that TXU Portfolio Management's bidding behavior was not competitive and increased market participants' costs of balancing energy by approximately $70 million, including approximately $20 million in incremental revenues to TXU Corp. The Commission Staff has recommended that TXU Portfolio Management and its affiliates be required to pay administrative penalties in the amount of $140 million and pay the $70 million in incremental costs purportedly incurred by market participants. On March 29, 2007, TXU Portfolio Management requested a hearing to contest the alleged occurrence of a violation and the amount of the penalty in the NOV. TXU Corp. believes TXU Portfolio Management's conduct during the period in question was consistent with the Commission's rules and policies, and no market power abuse was committed. TXU Corp. intends to vigorously contest the recommendations contained in the NOV. In addition, TXU Corp. and TXU Portfolio Management are taking actions to reduce the risk of future similar allegations related to the Balancing Energy segment of the ERCOT wholesale market, including working with the Commission Staff and the Commission's independent market monitor to develop a voluntary mitigation plan for approval by the Commission. TXU Corp. is unable to predict the outcome of this matter.

The Commission Staff is investigating TXU Energy Retail with respect to the renewal process for certain small and medium business customers on term service plans. The investigation does not involve residential customers. TXU Energy Retail has exchanged information and cooperated with the Commission Staff in its investigation. TXU Energy Retail is unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, TXU Corp. and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Guarantees

Overview — As discussed below, TXU Corp. and its subsidiaries have entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

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

Residual value guarantees in operating leases — TXU Corp. or a subsidiary is the lessee under various operating leases that guarantee the residual values of the leased facilities. At March 31, 2007, the aggregate maximum amount of residual values guaranteed was approximately $165 million with an estimated residual recovery of approximately $162 million. These leased assets consist primarily of mining equipment, rail cars and vehicles. The average life of the lease portfolio is approximately five years. A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002.

Indebtedness guarantee— In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At March 31, 2007, the balance of the indebtedness was $120 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Letters of Credit

At March 31, 2007, TXU Energy Company had outstanding letters of credit under its revolving credit facilities in the amount of $474 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions, and $47 million for miscellaneous credit support requirements.

TXU Energy Company has outstanding letters of credit under its revolving credit facilities totaling $455 million at March 31, 2007 to support existing floating rate pollution control revenue bond debt of $446 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2009.

As of March 31, 2007, TXU Energy Company had outstanding letters of credit under its revolving credit facilities totaling $75 million to support mining reclamation activities and certain collection agent activities performed for REPs in TXU Corp.'s historical service territory.

Security Interest

A first-lien security interest has been placed on the two lignite/coal-fueled generation units at TXU Energy Company’s Big Brown plant to support commodity hedging transactions entered into by TXU DevCo. The lien can be used to secure obligations related to current and future hedging transactions of TXU DevCo or its affiliates for up to an aggregate of 1.2 billion MMBtu of natural gas.

10. SHAREHOLDERS’ EQUITY

Declaration of Dividend — At its February 2007 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.4325 per share, which was paid on April 2, 2007 to shareholders of record on March 2, 2007.  At its May 2007 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.4325 per share, which will be paid on July 2, 2007 to shareholders of record on June 1, 2007.

Dividend Restrictions — At March 31, 2007, there were no significant restrictions on the payment of regular quarterly common stock dividends; except that, the Merger Agreement prohibits TXU Corp. from increasing the regular quarterly common stock dividend to an amount greater than $0.4325 without the prior approval of the Sponsors.

Common Stock Repurchase— TXU Corp. has board of directors' authority to repurchase up to 23 million shares of TXU Corp. common stock through the end of 2007. No shares have been repurchased under this authority during 2007. The Merger Agreement generally prohibits TXU Corp. from making common stock repurchases without the prior approval of the Sponsors.

Shareholders’ Equity — The following table presents the changes to shareholders’ equity during the three months ended March 31, 2007:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2006	$5	$1,104	$622	$409	$2,140
Net effects of cash flow hedges	─	─	─	(390)	(390)
Reclassification of pension and other retirement benefit costs	─	─	─	4	4
Dividends	─	─	(199)	─	(199)
Net loss	─	─	(497)	─	(497)
Effect of adoption of FIN 48	─	─	33	─	33
Effects of stock-based incentive compensation plans	─	8	─	─	8
Cost of Thrift Plan shares issued by LESOP trustee	─	3	─	─	3
Effects of executive deferred compensation plan	─	1	─	─	1
Other	─	─	1	─	1
Balance at March 31, 2007	$5	$1,116	$(40)	$23	$1,104

11. COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table breaks down commodity and other derivative contractual assets as presented in the balance sheet into the two major components:

	March 31, 2007
	Commodity	Cash flow hedges	Netting
	contracts	and other derivatives	adjustments (a)	Total

Assets:
Current assets	$282	$349	$(285)	$346
Noncurrent assets	138	174	(69)	243
Total	$420	$523	$(354)	$589

Liabilities:
Current liabilities	$634	$39	$(285)	$388
Noncurrent liabilities	501	149	(69)	581
Total	$1,135	$188	$(354)	$969

Net assets (liabilities)	$(715)	$335	$ ─	$(380)

	December 31, 2006
	Commodity	Cash flow hedges		Netting
	contracts	and other derivatives		adjustments (a)	Total

Assets:
Current assets	$276	$698		$(24)	$950
Noncurrent assets	162	248		(65)	345
Total	$438	$946		$(89)	$1,295

Liabilities:
Current liabilities	$278	$39		$(24)	$293
Noncurrent liabilities	183	73		(65)	191
Total	$461	$112		$(89)	$484

Net assets (liabilities)	$(23)	$834	$	─	$811
______________
(a)	Represents the effects of netting assets and liabilities at the counterparty agreement level.

Commodity Contract Assets and Liabilities — Commodity contract assets and liabilities primarily represent mark-to-market values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133.

Current and noncurrent commodity contract assets are stated net of applicable credit (collection) and performance reserves totaling $9 million for both periods. Performance reserves are provided for direct, incremental costs to settle the contracts.

The balance of commodity contract liabilities at March 31, 2007 includes "day one" losses of $97 million associated with hedging contracts entered into in the first quarter of 2007 at below market prices. Of the 2007 amount, $71 million represents losses associated with a related series of transactions involving natural gas financial instruments and $26 million represents a loss associated with a structured natural gas-related option agreement. These transactions are intended to hedge exposure to future changes in electricity prices. The losses were recorded as a reduction of revenues, consistent with other mark-to-market gains and losses, and were included in the results of the TXU Energy Holdings segment.

Cash Flow Hedge and Other Derivative Assets and Liabilities — Cash flow hedge and other derivative assets and liabilities represent mark-to-market values of derivative contracts. The change in fair value of these derivative assets and liabilities are recorded as other comprehensive income or loss to the extent the hedges are effective; the ineffective portion of the change in fair value is included in net income. Fair value hedges consist of fixed-to-variable interest rate swaps, and the change in fair value of the derivative assets and liabilities are recorded as an increase or decrease in the carrying value of the debt.

As previously disclosed, a significant portion of the instruments under the long-term hedging program had been designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as cash flow hedges as allowed under SFAS 133. Subsequent changes in the fair value of these instruments are being marked-to-market in net income.

A summary of cash flow hedge and other derivative assets and liabilities follows:

	March 31,	December 31,
	2007	2006

Current and noncurrent assets:
Commodity-related cash flow hedges	$428	$933
Debt-related fair value hedges	79	4
Other	16	9
Total	$523	$946

Current and noncurrent liabilities:
Commodity-related cash flow hedges	$24	$23
Debt-related fair value hedges	164	89
Total	$188	$112

Other Cash Flow Hedge Information — TXU Corp. experienced cash flow hedge ineffectiveness of $115 million in net gains for the three months ended March 31, 2007 and $13 million in net losses for the three months ended March 31, 2006. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled $99 million in net gains for the three months ended March 31, 2007 and $1 million in net losses for the three months ended March 31, 2006.

As of March 31, 2007, commodity positions accounted for as cash flow hedges reduce exposure to variability of future cash flows from future revenues or purchases through 2010.

Cash flow hedge amounts reported in the Statements of Condensed Consolidated Comprehensive Income exclude net gains and losses associated with cash flow hedges entered into and settled within the periods presented. These amounts totaled $11 million in after-tax net losses for the three months ended March 31, 2007 and $4 million in after-tax net gains for the three months ended March 31, 2006.

TXU Corp. expects that $34 million of after-tax net gains related to cash flow hedges included in accumulated other comprehensive income will be reclassified into net income during the next twelve months as the related hedged transactions affect net income. Of this amount, $40 million in gains relate to commodity hedges and $6 million in losses relate to debt-related hedges.

12. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three months ended March 31, 2007 and 2006 are comprised of the following:

	Three Months Ended March 31,

	2007	2006
Components of net pension costs:
Service cost	$11	$10
Interest cost	35	34
Expected return on assets	(41)	(37)
Prior service cost	1	1
Net loss	4	8
Net pension cost	10	16
Components of net OPEB costs:
Service cost	2	3
Interest cost	13	15
Expected return on assets	(5)	(5)
Prior service cost	(1)	(1)
Net loss	10	8
Net OPEB costs	19	20

Net pension and OPEB costs	29	36
Less amounts deferred principally as a regulatory asset or property	(12)	(20)
Net amounts recognized as expense	$17	$16

The discount rate reflected in net pension and OPEB costs in 2007 is 5.90%. The expected rate of return on plan assets reflected in the 2007 cost amounts is 8.75% for the pension plan and 8.67% for the OPEB plan.

In accordance with accounting rules under SFAS 158, following is the detail of amounts reclassified from other comprehensive income (OCI) to net pension and OPEB costs for the three months ended March 31, 2007:

	Pension Plan	OPEB Plan	Total
Prior service cost	$1	$(1)	$	─
Net loss	4	10		14
Total	5	9		14
Less amounts related to a regulatory asset	(4)	(3)		(7)
Net amounts reclassified from OCI	$1	$6		$7

TXU Corp. expects to make a $1 million required contribution to its pension plan in 2007.

13. SEGMENT INFORMATION

TXU Corp.’s operations are aligned into two reportable business segments: TXU Energy Holdings and Oncor Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

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

Oncor Electric Delivery segment is engaged in regulated electricity transmission and distribution operations in Texas. The segment includes the activities of Oncor Electric Delivery’s wholly owned bankruptcy-remote financing subsidiary.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued operations, general corporate expenses, interest on TXU Corp. and US Holdings debt and activities involving mineral interest holdings.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. TXU Corp. evaluates performance based on income from continuing operations. TXU Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended
	March 31,
	2007		2006
Operating revenues:
TXU Energy Holdings		$1,316		$2,010
Oncor Electric Delivery		619		562
Corporate and Other		11		13
Eliminations		(277)		(281)
Consolidated		$1,669		$2,304

Regulated revenues included in operating revenues:
TXU Energy Holdings	$	─	$	─
Oncor Electric Delivery		619		562
Corporate and Other		─		─
Eliminations		(265)		(267)
Consolidated		$354		$295

Affiliated revenues included in operating revenues:
TXU Energy Holdings		$1		$1
Oncor Electric Delivery		265		267
Corporate and Other		11		13
Eliminations		(277)		(281)
Consolidated	$	─	$	─

Income (loss) from continuing operations:
TXU Energy Holdings		$(471)		$520
Oncor Electric Delivery		86		65
Corporate and Other		(112)		(69)
Consolidated		$(497)		$516

14. SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations—
	Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Regulated	$619	$562
Unregulated	1,327	2,023
Intercompany sales eliminations - regulated	(265)	(267)
Intercompany sales eliminations - unregulated	(12)	(14)
Total operating revenues	1,669	2,304
Costs and operating expenses:
Fuel, purchased power costs and delivery fees - unregulated (a)	665	521
Operating costs - regulated	196	192
Operating costs - unregulated	148	152
Depreciation and amortization - regulated	119	113
Depreciation and amortization - unregulated	85	92
Selling, general and administrative expenses - regulated	41	47
Selling, general and administrative expenses - unregulated	178	145
Franchise and revenue-based taxes - regulated	61	59
Franchise and revenue-based taxes - unregulated	26	27
Other income	(29)	(14)
Other deductions	769	(1)
Interest income	(17)	(9)
Interest expense and related charges	197	213
Total costs and operating expenses	2,439	1,537
Income (loss) from continuing operations before income taxes	$(770)	$767
_______________
(a)
Includes unregulated cost of fuel consumed of $232 million and $166 million for the three months ended March 31, 2007 and 2006, respectively. The balance represents energy purchased for resale and delivery fees net of intercompany eliminations.

The operations of the TXU Energy Holdings segment are included above as unregulated as the Texas wholesale and retail electricity markets are open to competition. However, retail pricing to residential customers in the historical service territory was subject to certain price controls until December 31, 2006.

Interest Expense and Related Charges ─
	Three Months Ended
	March 31,
	2007	2006

Interest	$215	$214
Amortization of debt discounts, premiums and issuance costs	4	4
Capitalized interest, including debt portion of allowance for borrowed funds
used during construction	(22)	(5)
Total interest expense and related charges	$197	$213

Restricted Cash—
	Balance Sheet Classification
	At March 31, 2007		At December 31, 2006
	Current Assets	Noncurrent Assets	Current Assets		Noncurrent Assets

Pollution control revenue bond funds held by trustee (See Note 8)	$143	$100	$	─	$241
Amounts related to securitization (transition) bonds	60	17		55	17
All other	─	─		3	─
Total restricted cash	$203	$117		$58	$258

Inventories by Major Category—
	March 31,	December 31,
	2007	2006
Materials and supplies	$193	$189
Fuel stock	92	94
Natural gas in storage	74	75
Environmental energy credits and emission allowances	27	25
Total inventories	$386	$383

Investments ─
	March 31,	December 31,
	2007	2006

Nuclear decommissioning trust	$455	$447
Assets related to employee benefit plans, principally employee savings programs	202	197
Land	36	36
Note receivable from Capgemini	25	25
Investment in unconsolidated affiliates	3	3
Miscellaneous other	5	4
Total investments	$726	$712

Property, Plant and Equipment ─ As of March 31, 2007 and December 31, 2006, property, plant and equipment of $18.8 billion is stated net of accumulated depreciation and amortization of $12.6 billion and $12.4 billion, respectively.

Asset Retirement Obligations —These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of Oncor Electric Delivery’s rate setting.

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the consolidated balance sheet, during the three months ended March 31, 2007:

Asset retirement liability at December 31, 2006	$585
Additions:
Accretion	9
Reductions:
Mining reclamation cost adjustments	(2)
Mining reclamation payments	(5)
Asset retirement liability at March 31, 2007	$587

Intangible Assets —Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2007			As of December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$425	$345	$80	$423	$339	$84
Land easements	180	66	114	180	65	115
Total	$605	$411	$194	$603	$404	$199

Aggregate TXU Corp. amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 totaled $7 million and $8 million, respectively. At March 31, 2007, the weighted average remaining useful lives of capitalized software and land easements were six years and sixty-nine years, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year

2007	$28
2008	26
2009	21
2010	10
2011	7

Goodwill (net of accumulated amortization) as of March 31, 2007 and December 31, 2006 totaled $542 million with $517 million at TXU Energy Company and $25 million at Oncor Electric Delivery.

Regulatory Assets and Liabilities —
	March 31, 2007	December 31, 2006
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,281	$1,316
Employee retirement costs	451	461
Storm-related service recovery costs	137	138
Securities reacquisition costs	110	112
Recoverable deferred income taxes — net	90	90
Employee severance costs	44	44
Total regulatory assets	2,113	2,161

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	62	63
Over-collection of securitization (transition) bond revenues	36	34
Nuclear decommissioning cost over-recovery	15	17
Other regulatory liabilities	21	19
Total regulatory liabilities	134	133

Net regulatory assets	$1,979	$2,028

Regulatory assets totaling $121 million have been reviewed and approved by the Commission and are earning a return. The unamortized amounts of these regulatory assets reflected in the above table totaled $99 million at March 31, 2007 and $100 million at December 31, 2006. The assets that have been approved by the Commission and are not earning a return totaled $1.309 billion at March 31, 2007 and $1.343 billion at December 31, 2006, and have a remaining recovery period of nine to 44 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of nine years.

Supplemental Cash Flow Information —
	Three Months Ended
	March 31,
	2007	2006
Cash payments (receipts) related to continuing operations:
Interest (net of amounts capitalized)	$157	$175
Income taxes	$81	$(9)
Noncash investing and financing activities:
Noncash construction expenditures	$263	$62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TXU Corp.

We have reviewed the accompanying condensed consolidated balance sheet of TXU Corp. and subsidiaries (“TXU Corp.”) as of March 31, 2007, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2007 and 2006.  These interim financial statements are the responsibility of TXU Corp.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Corp. and subsidiaries as of December 31, 2006, and the related statements of consolidated income, comprehensive income, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 9, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

TXU Corp. is a holding company conducting its operations principally through its TXU Energy Company, Oncor Electric Delivery and TXU DevCo subsidiaries and their subsidiaries.  Each of these subsidiaries is a separate legal entity with its own assets and liabilities. TXU Energy Company is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas. Oncor Electric Delivery is engaged in regulated electricity transmission and distribution operations in Texas. TXU DevCo and its subsidiaries are engaged in the development of new lignite/coal-fueled generation facilities in Texas; these development activities are expected to be continued by subsidiaries of TXU Energy Company.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Operating Segments

TXU Corp. has aligned and reports its business activities as two operating segments: TXU Energy Holdings and Oncor Electric Delivery.

TXU Energy Holdings segment includes the activities of TXU Energy Company and TXU DevCo, as described above. This segment also includes the activities of a lease trust holding certain natural gas-fueled combustion turbines.

Oncor Electric Delivery segment includes the activities of Oncor Electric Delivery, as described above, and its wholly owned bankruptcy-remote financing subsidiary.

See Note 13 to Financial Statements for further information concerning reportable business segments.

Recent Developments

Proposed Merger ─ The Merger Agreement contains a "go-shop" provision that gave TXU Corp. the right to solicit competing proposals until April 16, 2007. The "go-shop" process conducted on behalf of TXU Corp. by an independent financial advisor to the TXU Corp. Board of Directors has ended, and TXU Corp.'s Board of Directors determined that no proposal was received that could reasonably be expected to result in a proposal superior to the Proposed Merger.

TXU Corp. and the Sponsors are continuing their efforts to complete the Proposed Merger. On April 19, 2007, TXU Generation Company LP filed with the NRC an application for the indirect transfer of control of the nuclear operating licenses relating to its Comanche Peak nuclear generation units. On April 25, 2007, Oncor Electric Delivery and Texas Energy Future Holdings Limited Partnership (TEF), the holding company formed by the Sponsors to acquire TXU Corp., filed with the Commission an application under Section 14.101 of PURA requesting that the Commission make a determination that the transaction as it relates to Oncor Electric Delivery is in the public interest. While not a condition to closing contained in the Merger Agreement, Oncor Electric Delivery and TEF intend to cooperate with the Commission in its review of the Proposed Merger as it relates to Oncor Electric Delivery. On May 4, 2007, Oncor Electric Delivery, TXU Portfolio Management and TEF filed with the FERC an application for the indirect transfer of control of certain FERC jurisdictional assets. TXU Corp. and the Sponsors expect to make the required filings with the U.S. Department of Justice (under the Hart-Scott-Rodino Act) and the Federal Communications Commission within the next few months. All required regulatory approvals are expected to be obtained by the fourth quarter of 2007. TXU Corp. currently expects to hold its annual shareholders' meeting and shareholder vote on the Proposed Merger during the summer of 2007 on a date to be determined after TXU Corp. files with the SEC the preliminary proxy statement related to the Proposed Merger.  TXU Corp. expects to file the preliminary proxy statement within the next few months.

As part of the commitments made in connection with the Proposed Merger, TXU Electric Delivery Company has been renamed Oncor Electric Delivery Company. In addition, at or prior to the closing of the Proposed Merger, TXU Corp.’s generation and wholesale businesses are expected to be rebranded with the Luminant Energy name so that only TXU Corp.'s retail business will retain the “TXU” brand. These name changes are part of the broader plan to separately manage these businesses after closing of the Proposed Merger.

Texas Generation Facilities Development Program ─  See discussion in Note 2 to the Financial Statements related to the charge resulting from the suspension of development of eight coal-fueled generation facilities.

Development of three lignite/coal-fueled generation facilities continues (two units at the Oak Grove site and one unit at the Sandow site). TXU Corp. expects an air permit for Oak Grove to be finalized before the end of 2007 and the transfer of the Sandow air permit from Alcoa, Inc. to occur during the summer of 2007. At March 31, 2007, construction work-in-process balances for these three units totaled approximately $740 million.

Nuclear Generation Development ─ As previously disclosed, TXU Corp. planned to file applications for combined construction and operating licenses for 2,000 to 6,000 MW of new nuclear generation capacity at one to three sites in Texas. In order to focus effort and investment on the site that TXU Corp. believes has the highest potential, TXU Corp. is proceeding with the development of a combined license application for two approximately 1,700 MW (gross capacity) units of new nuclear generation facilities at its existing Comanche Peak nuclear generation site and is not actively pursuing development of additional sites. Although TXU Corp. may select and develop additional sites at a later date subsequent to closing of the Proposed Merger, no work is being done on the development of nuclear generation facilities at additional sites at this time and there is no schedule for the submittal of additional combined license applications.

Integrated Gasification Combined Cycle (IGCC) Demonstration Plants ─ In March 2007, TXU Corp. announced its intention to explore the development of two IGCC commercial demonstration plants to be located in Texas and expects to issue a request for proposal from companies offering coal gasification technologies with carbon dioxide capture.

Utility Services Joint Venture ─ As previously disclosed, TXU Corp. and InfrastruX Group announced the formation of a joint venture, InfrastruX Energy Services (IES). TXU Corp. also announced an agreement between Oncor Electric Delivery and IES under which Oncor Electric Delivery would receive utility services from the joint venture. In April 2007, TXU Corp., Oncor Electric Delivery and InfrastruX Group amended their agreements to remove the March 31, 2007 end date and to permit either party to terminate the agreements at any time. TXU Corp. and InfrastruX Group have suspended activities related to the joint venture and Oncor Electric Delivery and IES have suspended activities related to the utility services agreement. The parties expect to terminate these agreements upon closing of the Proposed Merger.

In the second quarter of 2007, TXU Corp. expects to write-off approximately $11 million ($7 million after-tax) in previously deferred costs primarily representing professional fees incurred in the development of the joint venture agreements.

Long-term Hedging Program ─ In October 2005, TXU Corp. initiated a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of TXU Corp. have entered into market transactions involving natural gas-related financial instruments. As of April 27, 2007, subsidiaries of TXU Corp. have effectively sold forward 2.1 billion MMBtu of natural gas (an equivalent of over 250,000 GWh at an assumed 8.5 market heat rate) over the period 2007 to 2013 at average annual prices ranging from $7.17 per MMBtu to $8.17 per MMBtu.

As previously disclosed, a significant portion of the instruments under the long-term hedging program had been designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as cash flow hedges as allowed under SFAS 133. Changes in fair value of these hedges that were deferred in accumulated other comprehensive income totaled $117 million in pretax gains at the time of the dedesignation, and this amount is expected to be reclassified to net income as the related forecasted transactions settle. Subsequent changes in the fair value of these instruments are being marked-to-market in net income, which could result in significantly increased volatility in reported earnings.

See Note 11 to Financial Statements regarding certain long-dated hedging transactions entered into in the first quarter of 2007 that resulted in “day one” losses of $97 million. In April 2007, TXU DevCo entered into a related series of hedging transactions using natural gas-related financial instruments that resulted in a "day one" loss of approximately $40 million. The "day one" losses essentially represent the discount to transact these positions given their size and long dating.

    The hedging transactions executed by TXU DevCo are secured by a first-lien security interest in the two lignite/coal-fueled generation units at TXU Energy Company's Big Brown plant and are also guaranteed by TXU Energy Company. Upon certain events, including the closing of the Proposed Merger, these hedging transactions will be transferred to TXU Energy Company (or one of its subsidiaries) and will be supported by a first-lien security interest in TXU Energy Company's assets.

Retail Pricing ─ Effective with March 27, 2007 meter reads, TXU Energy Retail provided a six percent price discount to those customers in its historical service territory that were enrolled as of March 26, 2007 on month-to-month service plans with a rate equivalent to the former price-to-beat rate. In addition, those customers will receive:

•	an additional 4% price reduction upon closing of the Proposed Merger;
•
protection against price increases due to changing energy market conditions for bills based on meter readings through September 30, 2008 (excluding increases in response to a change in law or regulatory charges);

•
protection against price increases above the rates prior to the 6% discount described above for bills based on meter readings ending between October 1, 2008 and December 31, 2009 (excluding increases in response to a change in law or regulatory charges); and

•
two remaining customer appreciation bonus payments of $25 each applied to customers' bills in May and August 2007, in addition to the $25 payments made in each of November 2006 and February 2007 (for customers who were enrolled as of October 29, 2006).

RESULTS OF OPERATIONS

TXU Corp. Consolidated

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

TXU Corp.’s operating revenues decreased $635 million, or 28%, to $1.7 billion in 2007.

•
Operating revenues in the TXU Energy Holdings segment decreased $694 million, or 35%, to $1.3 billion. The decrease was driven by unrealized mark-to-market net losses of $697 million related to positions in the long-term hedging program. The losses reflected higher forward market prices of natural gas, with higher prices in all future periods of the hedges. Also, see discussion above under "Long-term Hedging Program".

•
Operating revenues in the Oncor Electric Delivery segment increased $57 million, or 10%, to $619 million. The revenue increase reflected an 8% increase in delivered volumes driven by colder (more normal) weather and growth in points of delivery and higher transmission and distribution tariffs.

Gross Margin

	Three Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$1,669	100%	$2,304	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	665	40	521	22
Operating costs	344	21	344	15
Depreciation and amortization	200	12	201	9
Gross margin	$460	27%	$1,238	54%

Gross margin is considered a key operating metric as its changes measure the effect of movements in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver electricity.

Gross margin decreased $778 million, or 63%, to $460 million in 2007.

•
The TXU Energy Holdings segment’s gross margin decreased $825 million, or 84%, to $157 million. The gross margin decrease reflected the mark-to-market net losses on positions in the long-term hedging program, as well as higher purchased power volumes due to a scheduled outage of a nuclear generation unit and lower production volumes at the lignite/coal-fueled generation plants.

•	The Oncor Electric Delivery segment’s gross margin increased $47 million, or 18%, to $304 million driven by the higher revenues.

SG&A expenses increased $27 million, or 14%, to $219 million in 2007. The increase reflected:

• $20 million in costs associated with the generation development program, principally salaries and consulting expenses;
• $11 million in higher consulting expenses related to various other business initiatives;
• $7 million in higher stock-based compensation expense because forfeitures in the 2006 quarter resulted in lower stock-based compensation expense in 2006; and
• $5 million in increased retail marketing expenses,

partially offset by the effect of $12 million in executive severance expense in 2006.

Other income totaled $29 million in 2007 and $14 million in 2006. Other deductions totaled $769 million in 2007 and a credit of $1 million in 2006. See Note 5 to Financial Statements for detail of other income and deductions. The 2007 other deductions amount includes a charge of $713 million related to the suspension of the development of 8 coal-fueled generation units. See Note 2 to Financial Statements.

Interest expense and related charges decreased $16 million, or 8%, to $197 million in 2007 reflecting $17 million in increased capitalized interest and $4 million from lower average interest rates, partially offset by $5 million due to higher average borrowings.

Income tax benefit on loss from continuing operations totaled $273 million in 2007 compared to income tax expense on income from continuing operations of $251 million in 2006. The effective income tax rate was 35.4% in 2007 and 32.7% in 2006. The difference is a result of the impact on the effective rate of the large reported loss generated by the unrealized mark-to-market losses and the charge related to the suspended generation development activities, as well as higher interest accrued related to uncertain tax positions and the higher income-based state franchise taxes arising from enactment of the Texas Margin tax.

Results from continuing operations (an after-tax measure) decreased $1.0 billion to a loss of $497 million in 2007.

•
Results in the TXU Energy Holdings segment decreased $991 million to a loss of $471 million driven by the decrease in gross margin and the charge related to the suspension of the development of eight lignite/coal-fueled generation units.

•
Earnings in the Oncor Electric Delivery segment increased $21 million, or 32%, to $86 million primarily driven by higher revenues from an increase in delivered volumes due to colder (more normal) weather.

•
Corporate and other net expenses totaled $112 million in 2007 and $69 million in 2006. The amounts in 2007 and 2006 consist principally of recurring interest expense on outstanding debt and affiliate borrowings at the TXU Corp. parent, as well as corporate general and administrative expenses. The increase of $43 million primarily reflects the write-off of $20 million after-tax in previously deferred costs related to anticipated strategic transactions (including expected financings) that are no longer expected to be completed as a result of the Proposed Merger, an $16 million after-tax increase in net interest expense, primarily related to affiliate borrowings, and $9 million after-tax in financial advisory, legal and other professional fees incurred during the quarter directly related to the Proposed Merger.

Net pension and postretirement benefit costs reduced income from continuing operations by $11 million in 2007 and $10 million in 2006.

Diluted results per share of common stock totaled a loss of $1.09 in 2007 and income of $1.22 in 2006. Diluted earnings per share in 2007 reflected an unfavorable $0.02 per share impact from fewer outstanding shares (repurchases net of issuances). (See Note 4 to Financial Statements.)

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2007. The net changes in these assets and liabilities, excluding "other activity" as described below, represent the net effect of mark-to-market accounting for positions in the commodity contract portfolio, which excludes positions that are subject to cash flow hedge accounting. For the three months ended March 31, 2007, this effect totaled $863 million in unrealized net losses, which represented $887 million in net losses on unsettled positions, principally those positions entered into as part of the long-term hedging positions that were dedesignated as cash flow hedges for accounting purposes, and $24 million in reversals of net losses recognized in prior periods on positions settled in the current period. These positions represent both economic hedging and trading activities.

Three Months
Ended
March 31, 2007

Net commodity contract liability at beginning of period	$(23)

Settlements of positions included in the opening balance (1)	24

Unrealized mark-to-market valuations of positions held at end of period (2)	(887)

Other activity (3)	171

Net commodity contract liability at end of period	$(715)
_________________________
(1)
Represents reversals of unrealized mark-to-market valuations of these positions recognized in net income prior to the beginning of the period, to offset gains and losses realized upon settlement of the positions in the current period.

(2)
Includes mark-to-market effects of positions dedesignated as cash flow hedges (see discussion above under "Long-term Hedging Program"). Also includes $97 million in losses recorded at contract inception dates (see Note 11 to Financial Statements).

(3)
These amounts have not been recognized in prior and current year mark-to-market earnings. Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received. Activity in 2007 included payments of $71 million related to natural gas physical swap transactions and a $102 million premium paid in 2007 related to a structured economic hedge transaction in the long-term hedging program.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges. These effects, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected as changes in cash flow hedge and other derivative assets and liabilities (see Note 11 to Financial Statements). The total net effect of recording unrealized gains and losses related to commodity contracts under SFAS 133 is summarized as follows:

	Three Months Ended March 31,
	2007	2006

Unrealized gains/(losses) related to commodity contract positions	$(863)	$6

Ineffectiveness gains/(losses) related to cash flow hedges (a)	99	(1)

Total unrealized gains (losses) related to commodity contracts	$(764)	$5
_________________________
(a)	See Note 11 to Financial Statements.

These amounts are reported in the "risk management and trading activities" component of revenues.

Maturity Table — Of the net commodity contract liability balance above at March 31, 2007, the amount representing unrealized mark-to-market net losses that have been recognized in current and prior years' earnings totals $790 million. Partially offsetting this net liability is a net asset of $75 million included in the March 31, 2007 balance sheet that is comprised principally of amounts representing current and prior years’ net payments of cash or other consideration, including $97 million of net option payments and $14 million in net receipts of natural gas related to physical swap transactions. The following table presents the unrealized net commodity contract liability arising from mark-to-market accounting as of March 31, 2007, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract liabilities at March 31, 2007
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(34)	$(142)	$(83)	$(22)	$(281)
Prices provided by other
external sources (a)	(79)	(193)	(178)	(19)	(469)
Prices based on models	(18)	(22)	─	─	(40)
Total	$(131)	$(357)	$(261)	$(41)	$(790)
Percentage of total fair value	17%	45%	33%	5%	100%

    (a)  Includes “day one” losses of $206 million associated with a related series of commodity hedge transactions. See Note 11 to Financial Statements.

The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT generally extend through 2011 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and each component valued separately. Components valued as forward commodity positions are included in the “prices provided by other external sources” category. Components valued as options are included in the “prices based on models” category.

TXU Energy Holdings Segment

Financial Results

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	$1,316	$2,010

Costs and expenses:

Fuel, purchased power costs and delivery fees	931	790

Operating costs	150	155

Depreciation and amortization	79	84

Selling, general and administrative expenses	157	121

Franchise and revenue-based taxes	26	27

Other income	(10)	─

Other deductions	716	(10)

Interest income	(77)	(31)

Interest expense and related charges	89	101

Total costs and expenses	2,061	1,237

Income (loss) before income taxes	(745)	773

Income tax expense (benefit)	(274)	253

Net income (loss)	$(471)	$520

TXU Energy Holdings Segment

Sales Volume Data

	Three Months Ended March 31,

	2007	2006	Change %

Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	5,647	5,232	7.9
Small business (a)	1,643	1,727	(4.9)
Total historical service territory	7,290	6,959	4.8
Other territories:
Residential	738	611	20.8
Small business (a)	164	132	24.2
Total other territories	902	743	21.4
Large business and other customers	3,390	3,233	4.9
Total retail electricity	11,582	10,935	5.9
Wholesale electricity sales volumes	8,514	7,854	8.4
Net sales of balancing electricity to ERCOT	324	1,431	(77.4)
Total sales volumes	20,420	20,220	1.0

Average volume (kWh) per retail customer (b):

Residential	3,427	2,959	15.8
Small business	6,836	6,528	4.7
Large business and other customers	84,333	60,718	38.9

Weather (service territory average) - percent of normal (c):

Percent of normal:
Heating degree days	102.2%	75.1%
________________

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for period.
(c)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy Holdings Segment

Customer Count Data

	March 31,
	2007	2006	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,596	1,750	(8.8)
Small business (b)	252	274	(8.0)
Total historical service territory	1,848	2,024	(8.7)

Other territories:
Residential	258	218	18.3
Small business (b)	10	7	42.9
Total other territories	268	225	19.1

All territories:
Residential	1,854	1,968	(5.8)
Small business (b)	262	281	(6.8)
Total all territories	2,116	2,249	(5.9)

Large business and other customers	37	52	(28.8)
Total retail electricity customers	2,153	2,301	(6.4)
________________

(a)	Based on number of meters.
(b)	Customers with demand of less than 1MW annually.

TXU Energy Holdings Segment

Revenue and Market Share Data
	Three Months Ended March 31,

	2007	2006	Change %
Operating revenues:
Retail electricity revenues:
Historical service territory:
Residential	$784	$746	5.1
Small business (a)	238	257	(7.4)
Total historical service territory	1,022	1,003	1.9

Other territories:
Residential	108	89	21.3
Small business (a)	20	15	33.3
Total other territories	128	104	23.1

Large business and other customers	314	316	(0.6)
Total retail electricity revenues	1,464	1,423	2.9
Wholesale electricity revenues	447	476	(6.1)
Net sales of balancing electricity to ERCOT	9	58	─
Net losses from risk management and trading activities	(686)	(44)	─
Other operating revenues	82	97	(15.5)
Total operating revenues	$1,316	$2,010	(34.5)

Risk management and trading activities:
Realized net gains (losses) on settled positions (b)	$78	$(48)
Reversal of prior periods’ unrealized net losses on positions
settled in current period	8	36
Other unrealized net losses, including cash flow hedge ineffectiveness	(772)	(32)
Total net losses	$(686)	$(44)

Average revenues per MWh:
Residential	$139.63	$142.71	(2.2)

Estimated share of ERCOT retail markets (c):
Historical service territory:
Residential	64%	71%
Small business	63%	69%
Total ERCOT:
Residential	36%	39%
Small business	26%	28%
Large business and other customers	11%	18%
__________________________

(a)	Customers with demand of less than 1 MW annually.
(b)	Includes physical commodity trading activity not subject to mark-to-market accounting of $1 million and $10 million in net losses in 2007 and 2006, respectively.
(c)	Based on number of meters. Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings Segment

Production, Purchased Power and Delivery Cost Data
	Three Months Ended March 31,

	2007	2006	Change %

Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$18	$21	(14.3)
Lignite/coal	138	117	17.9
Total baseload fuel	156	138	13.0
Natural gas fuel and purchased power	384	268	43.3
Other costs	74	71	4.2
Fuel and purchased power costs	614	477	28.7
Delivery fees (a)	317	313	1.3
Total	$931	$790	17.8

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$4.45	$4.22	5.5
Lignite/coal (b)	$15.09	$12.01	25.6
Natural gas fuel and purchased power	$59.76	$59.35	0.7

Delivery fees per MWh	$26.97	$28.26	(4.6)

Production and purchased power volumes (GWh):
Nuclear	4,063	5,080	(20.0)
Lignite/coal	9,986	10,874	(8.2)
Total baseload generation	14,049	15,954	(11.9)
Natural gas fueled generation	750	189	─
Purchased power	5,669	4,326	31.0
Total energy supply	20,468	20,469	─
Less line loss and power imbalances	48	249	(80.7)
Net energy supply volumes	20,420	20,220	1.0

Baseload capacity factors (%):
Nuclear	82.0%	102.7%	(20.2)
Lignite/coal	87.2%	90.4%	(3.5)
Total baseload	85.7%	93.9%	(8.7)
________________

(a)	Includes delivery fee charges from Oncor Electric Delivery that are eliminated in consolidation.
(b)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

TXU Energy Holdings Segment

See Note 2 to Financial Statements for discussion of expected and potential charges in future periods in connection with the suspended development of eight coal-fueled generation facilities.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating revenues decreased $694 million, or 35%, as follows:

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Retail electricity revenues	$1,464	$1,423	$41
Wholesale electricity revenues	447	476	(29)
Wholesale balancing activities	9	58	(49)
Net losses from risk management and trading activities	(686)	(44)	(642)
Other operating revenues	82	97	(15)
Total operating revenues	$1,316	$2,010	$(694)

The $41 million, or 3%, increase in retail electricity revenues reflected the following:

•
Higher retail volumes contributed $84 million to the revenue increase. Residential and small business volumes increased 6% reflecting colder (more normal) weather that largely drove a 16% increase in average consumption per residential customer, partially offset by the effects of a net loss of customers due to competitive activity. Large business market volumes increased 5% reflecting a change in customer mix.

•
The effect of higher volumes on revenues was partially offset by $43 million in lower average pricing. Lower average retail pricing reflected new competitive product offerings and the effect of a six percent price discount effective with meter reads on March 27, 2007 to those residential customers in the historical service territory that have month-to-month service plans with a rate equivalent to the former price-to-beat rate. Average prices in the business markets decreased 2% to 5% reflecting a decline in natural gas prices.

•
Retail electricity customer counts at March 31, 2007 declined 6% from March 31, 2006. Total residential and small business customer counts in the historical service territory declined 9% and in all combined territories declined 6%.

The wholesale electricity revenue decrease of $29 million, or 6%, reflected $69 million in lower wholesale electricity pricing as average wholesale prices declined 13% reflecting lower natural gas prices. Lower prices were partially offset by the effect of an 8% increase in volumes.

Wholesale balancing activity comparisons are not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, that are highly variable.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes. Because most of the hedging and risk management activities are intended to mitigate the risk of future commodity price movements on revenues and fuel and purchased power costs, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Following is an analysis of activities in 2007:

Results associated with the long-term hedging program

•
$699 million in unrealized mark-to-market net losses, which includes $744 million in net losses on unsettled positions and $45 million in net gains that represent reversals of previously recorded unrealized net losses on positions settled in the current period;

•
$99 million in unrealized cash flow hedge ineffectiveness net gains, which includes $114 million in net gains on unsettled positions and $15 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period;

•	$97 million in unrealized "day one" losses (see Note 11 to Financial Statements); and
•	$59 million in realized net gains on positions accounted for as cash flow hedges to offset hedged electricity revenues recognized in the current period.

Results associated with other risk management and trading activities

•	$35 million in unrealized net losses on economic hedge positions;
•	$36 million in unrealized net losses on commodity trading positions;
•	$11 million in realized net losses on settlement of economic hedge positions that offset hedged electricity revenues recognized in the current period; and
•	$32 million in realized net gains on settlement of commodity trading positions.

Gross Margin

	Three Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$1,316	100%	$2,010	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	931	71	790	39
Generation plant operating costs	150	11	155	8
Depreciation and amortization	78	6	83	4
Gross margin	$157	12%	$982	49%

Gross margin decreased $825 million, or 84%, to $157 million in 2007. The decrease reflected $697 million in net unrealized mark-to-market losses (including "day one" losses and ineffectiveness net gains) associated with positions in the long-term hedging program and an estimated $72 million in higher purchased power costs resulting from decreased baseload generation production volumes.

Baseload generation production volumes decreased 12% reflecting the scheduled refueling and maintenance outage of one of the nuclear generation units as well as higher scheduled and unscheduled unit outage days at the lignite/coal-fueled generation plants.

Gross margin as a percent of revenues decreased 37 percentage points to 12%. The decline reflected:

•	the effect of net unrealized mark-to-market losses on positions in the long-term hedging program (32 percentage point margin decrease); and
•	the combined effect of decreased baseload generation production volumes and the increased need for purchased electricity volumes (five percentage point margin decrease).

Operating costs decreased $5 million, or 3%, to $150 million in 2007. The decrease reflected:

•	$7 million in lower employee-related expenses on reduced headcounts due in part to generation outsourcing services agreements entered into in May 2006;
•	$5 million in lower property taxes reflecting lower valuations; and
•	$3 million in lower insurance costs primarily due to timing,

partially offset by $13 million in higher generation maintenance costs largely due to the scheduled outage of one of the nuclear generation units.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $5 million, or 6%, to $79 million primarily reflecting lower depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006 and lower expense associated with mining reclamation obligations.

SG&A expenses increased by $36 million, or 30%, to $157 million in 2007. The increase reflected:

•	$20 million in costs associated with the generation development program, principally salaries and consulting expenses;
•	$6 million in increased retail marketing expenses;
•	$6 million in higher costs due to reallocation of Capgemini outsourcing fees; and
•	$6 million in higher consulting charges primarily for retail billing systems enhancements,

partially offset by $6 million in executive severance expense in 2006 (including amounts allocated from parent).

Other income totaled $10 million in 2007 and includes $3 million of royalty income, $3 million in penalties received due to nonperformance under a coal transportation agreement and $2 million in sales of emission credits.

Other deductions totaled $716 million in 2007 and a net credit of $10 million in 2006. The 2007 amount includes a charge of $713 million in connection with the suspension of the development of eight coal-fueled generation units (see Note 2 to Financial Statements). The 2006 amount includes $12 million related to the favorable settlement of a counterparty default under a coal contract.

Interest income increased by $46 million to $77 million in 2007 reflecting $34 million due to higher average advances to affiliates and $12 million due to higher average rates on the advances.

Interest expense and related charges decreased by $12 million, or 12%, to $89 million in 2007. The decrease reflected $17 million in increased capitalized interest and $1 million from lower average interest rates, partially offset by $6 million due to higher average borrowings.

Income tax benefit totaled $274 million in 2007 compared to income tax expense of $253 million in 2006. The effective income tax rate was 36.8% in 2007 and 32.7% in 2006. The difference is a result of the impact on the effective rate of the large reported loss generated by the unrealized mark-to-market losses and the charge related to the suspended generation development activities, as well as higher interest accrued related to uncertain tax positions and the higher income-based state franchise taxes arising from enactment of the Texas Margin tax.

Results decreased $991 million to a loss of $471 million in 2007 driven by the decline in gross margin and the charge related to the suspension of the development of eight lignite/coal-fueled generation units.

Oncor Electric Delivery Segment

Financial Results

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	$619	$562

Costs and expenses:

Operating costs	196	192

Depreciation and amortization	119	113

Selling, general and administrative expenses	43	48

Franchise and revenue-based taxes	61	59

Other income	(2)	―

Other deductions	9	2

Interest income	(15)	(14)

Interest expense and related charges	76	68

Total costs and expenses	487	468

Income before income taxes	132	94

Income tax expense	46	29

Net income	$86	$65

Oncor Electric Delivery Segment

Operating Data

	Three Months Ended March 31,
	2007	2006	% Change
Operating statistics - volumes:
Electric energy delivered (GWh)	24,994	23,131	8.1

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	74.70	79.32	(5.8)
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.11	1.18	(5.9)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	67.37	67.14	0.3

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)	3,067	3,025	1.4

Operating Revenues:
Electricity distribution revenues (c):
Affiliated (TXU Energy Company)	$264	$267	(1.1)
Nonaffiliated	280	231	21.2
Total distribution revenues	544	498	9.2
Third-party transmission revenues	61	57	7.0
Other miscellaneous revenues	14	7	100.0
Total operating revenues	$619	$562	10.1
__________________________

(a)
SAIDI is the average number of electric service outage minutes per customer in a year. SAIFI is the average number of electric service interruptions per customer in a year. CAIDI is the average duration in minutes of interruptions to electric service in a year. The statistics presented are based on the preceding twelve months’ data.

(b)
Includes lighting sites, primarily guard lights, for which TXU Energy Company is the REP but are not included in TXU Energy Company’s customer count. Such sites totaled 81,449 and 85,477 at March 31, 2007 and 2006, respectively.

(c)
Includes transition charge revenue associated with the issuance of securitization bonds totaling $37 million and $36 million for the three months ended March 31, 2007 and 2006, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Oncor Electric Delivery Segment

Oncor Electric Delivery’s future results are expected to be impacted by the effects of the 2006 cities rate settlement. Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $8 million has been recognized in the three months ended March 31, 2007.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating revenues increased $57 million, or 10%, to $619 million in 2007. The revenue increase reflected:

•	an estimated $32 million in higher revenues due to increased delivered volumes primarily reflecting the effects of colder (more normal) weather;
•	$6 million from increased distribution tariffs to recover higher transmission costs;
•	$6 million due to growth in points of delivery;
•	$6 million for installation services related to equipment to support the broadband-over-power-lines initiative;
•	$4 million in higher transmission revenues primarily due to rate increases approved in 2006 to recover ongoing investment in the transmission system; and
•	$1 million in higher securitization transition revenues (offset by higher amortization of the related regulatory asset).

Gross Margin

	Three Months Ended March 31,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$619	100%	$562	100%
Costs and expenses:
Operating costs	196	32	192	34
Depreciation and amortization	119	19	113	20
Gross margin	$304	49%	$257	46%

Operating costs increased $4 million, or 2%, to $196 million in 2007. Lower vegetation management and other contractor expenses of $4 million, due primarily to timing of spending, and lower property taxes of $2 million were more than offset by $5 million in higher fees to other transmission entities and $5 million in costs related to installation services related to equipment to support the broadband-over-power-line initiative.

Depreciation and amortization increased $6 million, or 5%, to $119 million in 2007. The increase reflected $4 million in higher depreciation due to normal additions and replacements of property, plant and equipment and $1 million in higher amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

SG&A expenses decreased $5 million, or 10%, to $43 million in 2007. The decrease reflected lower shared services costs allocated by TXU Corp. due primarily to $3 million in executive severance expenses in the first quarter of 2006 and $1 million related to lower labor costs as a result of lower staffing levels.

Franchise and revenue-based taxes increased $2 million, or 3%, to $61 million in 2007. The increase was driven primarily by higher franchise fees under the cities rate settlement.

Other deductions totaled $9 million in 2007 and $2 million in 2006. The 2007 amount includes:
•	$6 million in costs as a result of the 2006 cities rate settlement;
•	$1 million in transition costs related to the InfrastruX Energy Services joint venture;
•	$1 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini; and
•	$1 million of litigation-related charges.

The 2006 amount included $1 million in equity losses (representing amortization expense) related to the ownership interest in the TXU Corp. subsidiary holding the capitalized software licensed to Capgemini.

Interest expense increased $8 million, or 12%, to $76 million in 2007. The increase reflects $7 million due to higher average borrowings and $1 million due to higher average interest rates.

Income tax expense totaled $46 million in 2007 compared to $29 million in 2006. The effective income tax rate increased to 34.9% in 2007 from 30.9% in 2006. The increase reflects higher income-based state franchise taxes as a result of the enactment of the Texas Margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to the 2007 quarter of a component of tax-regulated liabilities associated with statutory tax rate changes.

Net income increased $21 million, or 32%, to $86 million. This increase was driven by higher operating revenues offset by expenses related to the 2006 cities rate settlement and higher depreciation.

COMPREHENSIVE INCOME - Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Three Months Ended March 31,
	2007	2006

Net increase (decrease) in fair value of cash flow hedges (all commodity-related) held at end of period	$(316)	$113
Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	(76)	(3)
Financing - interest rate swaps (a)	2	2
	(74)	(1)

Total income (loss) effect of cash flow hedges reported in other comprehensive income from continuing operations	$(390)	$112
______________

(a)	Represents recognition of net losses on settled swaps.

TXU Corp. has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of open cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 11 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows used in operating activities for the three months ended March 31, 2007 totaled $88 million compared to cash flows provided by operating activities of $1.0 billion in 2006. The change of $1.1 billion reflected:

•	an unfavorable change of $778 million in net margin deposits due to the effect of higher forward natural gas prices on hedge positions;
•	a $102 million premium paid in 2007 related to a structured natural gas related option transaction entered into as part of the long-term hedging program (see Note 11 to Financial Statements); and
•	an unfavorable change in working capital (accounts receivable, accounts payable and inventories) balances of $84 million.

Cash flows provided by financing activities increased $1.9 billion as summarized below:

	Three Months Ended March 31,
	2007	2006
Net repayments, repurchases and issuances of borrowings	$1,569	$139
Net repurchases and issuances of common stock	─	(506)
Common stock dividends paid	(198)	(194)
Total	$1,371	$(561)

Cash flows used in investing activities increased $346 million as summarized below:

	Three Months Ended March 31,
	2007	2006

Capital expenditures, including nuclear fuel	$(836)	$(323)
Purchase of lease trust	─	(69)
Proceeds from pollution control revenue bonds deposited with trustee	─	(99)
Net investments in nuclear decommissioning trust fund securities	(4)	(4)
Property removal costs	(8)	(12)
Other	(2)	3
Total	$(850)	$(504)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $13 million for the three months ended March 31, 2007. This difference represents amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

TXU Corp. may be restricted in applying its current capital allocation model under the terms of the Merger Agreement. In particular, TXU Corp. may be required to obtain consent of the Sponsors to make certain capital expenditures or to pay quarterly dividends in excess of 43.25 cents per share.

Certain financing arrangements of TXU Corp. and its subsidiaries are expected to be amended, replaced or discontinued as a result of the Merger. For example, as described in the 2006 Form 10-K, the credit facilities currently in place are expected to be replaced with new liquidity facilities upon consummation of the Merger. In addition, in connection with the Merger, TXU Corp. and its subsidiaries may repurchase certain of their outstanding debt securities.

Long-term Debt Activity — During the three months ended March 31, 2007, TXU Corp. issued, reacquired or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances		Repayments and Repurchases
TXU Corp.:
Other long-term debt	$	―	$(6)

TXU Energy Company:
Floating rate senior notes		1,000	―
Other long-term debt		―	(3)

Oncor Electric Delivery:
Floating rate senior notes		800	―
Transition bonds		―	(21)

US Holdings		―	(7)

Total		$1,800	$(37)

In May 2007, TXU Energy Company redeemed the Sabine River Authority of Texas Series 2006A and 2006B pollution control revenue bonds with aggregate principal amounts of $47 million and $46 million, respectively, and the Trinity River Authority of Texas Series 2006 pollution control revenue bonds with an aggregate principal amount of $50 million. All three bond series were issued in conjunction with the development of eight coal-fueled generation plants, which has been suspended. The bonds were redeemed with restricted cash retained upon issuance of the bonds. (See Note 14 to Financial Statements.)

See Note 8 to Financial Statements for further detail of long-term debt and other financing arrangements.

Interest rate swaps related to $1.8 billion principal amount of debt were dedesignated as fair value hedges in January 2007. Offsetting swap positions were entered into, and both the original swaps and offsetting positions are subsequently being marked-to-market in net income.

Credit Facilities/Commercial Paper — At April 27, 2007, subsidiaries of TXU Corp. had access to credit facilities totaling $6.5 billion of which $3.4 billion was unused. See Note 7 to Financial Statements for details of the arrangements. Availability under these facilities at March 31, 2007 declined $1.1 billion from year-end 2006 primarily due to borrowings to repay maturing commercial paper as a result of the effects of rating agency actions on the commercial paper program (see discussion below under "Credit Ratings"). Outstanding commercial paper decreased $1.1 billion in the first quarter of 2007.

Short-term Borrowings — At April 27, 2007, subsidiaries of TXU Corp. had $49 million of commercial paper outstanding and $1.9 billion of bank borrowings under credit facilities, both of which fund short-term liquidity requirements.

Pension Plan Funding — TXU Corp. expects to make a $1 million required contribution to its pension plan in 2007.

Income Tax Payments — TXU Corp. cannot reasonably estimate the ultimate timing of tax payments associated with uncertain tax positions, but none are expected in the next 12 months.

Declaration of Dividend — At its February 2007 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of $0.4325 per share, which was paid on April 2, 2007 to shareholders of record on March 2, 2007. At its May 2007 meeting, the Board of Directors of TXU Corp. declared a quarterly dividend of [$0.4325] per share, which will be paid on July 2, 2007 to shareholders of record on June 1, 2007.

Common Stock Repurchases — TXU Corp. has board of directors’ authority to repurchase up to 23 million shares of TXU Corp. common stock through the end of 2007. No shares were repurchased under this authority during the first three months of 2007. The Merger Agreement prohibits TXU Corp. from repurchasing shares of its common stock without the prior written consent of the Sponsors, and TXU Corp. does not intend to repurchase any shares of common stock prior to closing of the Proposed Merger.

Sales of Accounts Receivable— Subsidiaries of TXU Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $647 million and $627 million at March 31, 2007 and December 31, 2006, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented and the contingencies that could result upon the termination of the program.

Liquidity Effects of Risk Management and Trading Activities— As of March 31, 2007, subsidiaries of TXU Corp. have received/posted cash and letters of credit for margin requirements, miscellaneous credit support or as otherwise required by a counterparty as follows:

•
$46 million in cash has been received as of March 31, 2007 related to daily margin settled transactions primarily associated with positions in the long-term hedging program, as compared to $672 million received as of December 31, 2006;

•	$9 million in cash has been received from counterparties as collateral as of both March 31, 2007 and December 31, 2006;
•	$190 million in cash has been posted with counterparties as collateral as of March 31, 2007, as compared to $7 million posted as of December 31, 2006; and
•	$483 million in letters of credit have been posted with counterparties as collateral as compared to $455 million posted as of December 31, 2006.

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

Commodity transactions typically require the posting of collateral to support potential future payment obligations if the forward price of the underlying commodity moves such that the hedging instrument is out-of-the-money to the holder. Subsidiaries of TXU Corp. have used cash and letters of credit to satisfy their collateral obligations. Considering the current and expected scale of the long-term hedging program and the desire to reduce the potential effect on liquidity of collateral postings, TXU DevCo’s hedging transactions are supported with a first-lien security interest in the assets of TXU Big Brown Company LP (Big Brown Lien) consisting of two existing lignite/coal-fueled generation units, as well as a guarantee from TXU Energy Company.

With respect to positions under the long-term hedging program as of April 27, 2007, for each $1.00 per MMBtu increase in natural gas prices, TXU Corp.’s liquidity could be reduced by approximately $1.2 billion in collateral and/or financial margining. Transactions requiring daily margining account for approximately 43% of the positions in the long-term hedging program. Support for other positions in the program are generally met by a combination of the Big Brown Lien, the TXU Energy Company guarantee, letters of credit and cash postings as required periodically by counterparties.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions

Financial Covenants

The terms of certain financing arrangements of subsidiaries of TXU Corp. contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2007, TXU Corp.’s subsidiaries were in compliance with all such applicable covenants.

Credit Ratings

Credit ratings for TXU Corp. and certain of its subsidiaries as of March 31, 2007 are presented below:

	TXU Corp.	US Holdings	Oncor Electric Delivery	TXU Energy Company
	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BB-	BB-	BBB-	BB
Moody’s	Ba1	Baa3	Baa2	Baa2
Fitch	BB+	BB+	BBB	BBB-

All the Fitch ratings reflect a one-notch downgrade in late February 2007 as a result of the announcement of the Proposed Merger, Fitch also placed all of these ratings on Rating Watch Negative. The S&P ratings for TXU Corp., US Holdings and TXU Energy Company reflect a two-notch downgrade in early March 2007. Further, due to the announcement of the Proposed Merger, S&P has placed all these ratings on CreditWatch negative and Moody’s has placed all these ratings on review for possible downgrade. Moody’s, S&P’s and Fitch’s rating of TXU Corp.’s senior unsecured debt, S&P’s and Fitch’s rating of US Holdings’ senior unsecured debt and S&P’s rating of TXU Energy Company’s senior unsecured debt are below investment grade. Oncor Electric Delivery’s senior unsecured debt is currently rated as investment grade by all of the rating agencies.

Commercial paper issued by TXU Energy Company and Oncor Electric Delivery is rated P2 by Moody’s and F3 by Fitch and is not rated by S&P. The Fitch rating reflects a one-notch downgrade in late February 2007.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TXU Corp. and TXU Energy Company have guaranteed the obligations under the lease agreement for TXU Corp.’s current headquarters building. As a result of the March 2, 2007 downgrade by S&P of TXU Energy Company’s credit rating to below investment grade, TXU Corp. or TXU Energy Company is required to provide a guaranty from an investment grade entity or a letter of credit in the initial amount of $139 million by May 23, 2007. The counterparties to the lease documents are currently negotiating alternative credit support arrangements, including the possibility of terminating the TXU Corp. and TXU Energy Company guarantees in exchange for a letter of credit at a slightly higher amount.

    The lessor under a rail car lease with $51 million in remaining lease payments (principal amount as of March 31, 2007) has notified TXU Energy Company that it intends to exercise a termination right that has been triggered under the lease as a result of the S&P downgrade of TXU Energy Company's credit rating to below investment grade. Such termination is expected to result in TXU Energy Company being required to pay a make-whole termination payment that is not expected to be material. TXU Energy Company intends to refinance the rail cars under a new lease and is currently evaluating its options.

TXU Energy Company has entered into certain retail and wholesale commodity contracts that in some instances give the other party the right, but not the obligation, to request TXU Energy Company to post collateral in the event that its credit rating falls below investment grade. On March 2, 2007, S&P downgraded TXU Energy Company’s credit rating to two notches below investment grade. Based on its commodity contract positions at March 31, 2007, should TXU Energy Company’s credit rating be downgraded below investment grade by one of the other rating agencies, counterparties would have the option to request TXU Energy Company to post up to $86 million in additional collateral support. The amount TXU Energy Company could be required to post under these transactions depends in part on the value of the contracts at the time of any such additional downgrade.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Energy Company is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. Based on requests to post collateral support from utilities that have been received by TXU Energy Company and its subsidiaries as of April 27, 2007, TXU Energy Company has posted collateral support to the applicable utilities in an aggregate amount equal to $24 million, with $16 million of this amount posted for the benefit of Oncor Electric Delivery.

The Commission has rules in place to assure adequate credit worthiness of any REP. Under these rules, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade by S&P, TXU Energy Company has agreed to maintain at all times availability under its credit facilities an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers. As of March 31, 2007, the amount of customer deposits received from customers held by TXU Energy Company’s REP subsidiaries totaled approximately $123 million.

The recent downgrade of TXU Energy Company’s credit rating to below investment grade resulted in the reduction of funding provided under the accounts receivable securitization program by $44 million in the first quarter of 2007. This rating downgrade impact on funding is expected to diminish as accounts receivable balances increase with seasonal volume growth.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Energy Company posted additional collateral support of $34 million on March 7, 2007, which is subject to periodic adjustments.

Other arrangements of TXU Corp. and its subsidiaries, including credit facilities, certain debt instruments, the sale of receivables program and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Company or Oncor Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under joint credit facilities totaling $4.5 billion. Under these credit facilities, a default by TXU Energy Company or any subsidiary thereof may cause the maturity of outstanding balances ($1.1 billion at March 31, 2007) under such facility to be accelerated as to TXU Energy Company but not as to Oncor Electric Delivery. Also, under these credit facilities, a default by Oncor Electric Delivery or any subsidiary thereof may cause the maturity of outstanding balances (none as of March 31, 2007) under such facility to be accelerated as to Oncor Electric Delivery but not as to TXU Energy Company.

In addition, a default by TXU Energy Company or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross-default under its 364-day credit facility totaling $1.5 billion and may cause the maturity of outstanding balances (none as of March 31, 2007) under such facility to be accelerated.

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

Each of TXU DevCo’s commodity hedging agreements contains a cross default provision. In the event of a default by TXU DevCo or its subsidiaries relating to certain obligations of TXU DevCo or its subsidiaries in an amount equal to or greater than $50 million with respect to one of the agreements (with such amount increasing to $100 million at December 31, 2007) or $100 million with respect to the other agreements, the applicable hedge counterparties may terminate the applicable transactions covered by the applicable hedging agreements and require all outstanding obligations thereunder to be settled. TXU Energy Company has guaranteed these obligations, and they are secured by a lien on the two lignite/coal-fueled generation units at its Big Brown plant.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Guarantees — See discussion above under “Material Credit Rating Covenants” related to a TXU Corp. lease obligation with a credit rating provision.

Also see Note 9 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 6 to Financial Statements.

Also see Note 9 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Notes 1 and 3 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Investigations — See Note 9 to Financial Statements for discussion.

2007 Texas Legislative Session

The Texas Legislature convened in its regular biennial session that began January 9, 2007, and is scheduled to end May 28, 2007. This session is not a “sunset” session for the Commission, so there is no requirement that the Legislature consider any electric industry-related bills. However, various measures pertaining to the electric industry have been and will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include potential changes to the Commission’s jurisdiction over change-in-control transactions like the Proposed Merger and initiatives that could affect the fundamental competitive framework of the wholesale and retail electricity markets (including passage by the House of Representatives of a bill that would mandate an immediate 15% retail price reduction for many of TXU Energy’s customers and authorize ongoing Commission examination of retail prices), require certain pricing mitigation plans for balancing energy service offered by generation companies that own or control more than a certain percentage of installed generation capacity in an ERCOT zone, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. Another potential measure could require partial divestiture of TXU Energy Company's installed generation capacity. TXU Corp. supports continued development of a fully competitive wholesale and retail power market and is continuing to actively monitor and provide input regarding legislation that could be material to the electric industry. TXU Corp. is unable to predict the outcome of the 2007 legislative process or its effect, if any, on its ongoing business and, in some limited circumstances, the closing of the Proposed Merger.

Report Filed with the Commission Regarding Proposed Merger

On April 25, 2007, Oncor Electric Delivery and Texas Energy Future Holdings Limited Partnership (TEF) (together, the Applicants) filed a Joint Report and Application (Report) with the Commission pursuant to Section 14.101(b) of PURA and Commission SUBST. R.25.75. TEF is a party to the Merger Agreement. Immediately following the Proposed Merger, TEF will own all or substantially all of the outstanding shares of TXU Corp., and Oncor Electric Delivery will remain a direct or indirect wholly-owned subsidiary of TXU Corp.

Section 14.101(b) of PURA requires that a transaction involving the sale of more than 50% of the stock of a public utility be reported to the Commission within a reasonable time subsequent to consummation of the transaction and that the Commission shall determine whether the transaction is consistent with the public interest standards set out therein. Although the Proposed Merger does not involve the direct sale of public utility stock, the Applicants filed the Report pursuant to Section 14.101(b) of PURA as it relates to Oncor Electric Delivery.

The Report is available to the public at the Commission’s website (http://www.puc.state.tx.us/), Docket No. 34077. None of the information on the Commission website shall be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Commission Request for Oncor Electric Delivery Rate Filing

At the request of the Commission, the Commission Staff filed a petition on March 21, 2007 requesting that the Commission order Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006. Staff stated that it would be advantageous to review Oncor Electric Delivery’s costs prior to major ownership and organizational changes that TXU Corp. has announced in order to establish a baseline from which to assess any cost changes resulting from the announced changes. On April 30, 2007, the Commission issued an order requiring Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006. Oncor Electric Delivery is required to file the rate case within 120 days from the date that Oncor Electric Delivery receives notice of the order. Due to the previously disclosed 2006 Cities rate settlement, the 2006 test year rate case is not expected to apply to distribution rates in the Cities retaining original jurisdiction. The original jurisdiction Cities account for approximately 82% of Oncor Electric Delivery’s retail delivery revenues. Oncor Electric Delivery cannot predict the outcome of any rate case.

Commission Review of InfrastruX Energy Services Joint Venture

As previously disclosed, TXU Corp. and InfrastruX Group had announced the formation of a joint venture, InfrastruX Energy Services, that expected to provide utility operation, construction, power restoration, maintenance and other services. TXU Corp. also announced an agreement between Oncor Electric Delivery and InfrastruX Energy Services under which Oncor Electric Delivery would receive services from the joint venture. The Commission had announced its desire to gather further information regarding the joint venture. At the March 20, 2007 open meeting, the Commission decided to abate the docket for 30 days, until April 19, 2007, due to concerns and uncertainties related to the Proposed Merger. On April 11, 2007, Oncor Electric Delivery and InfrastruX decided to suspend their agreements with the intent to terminate them upon the closing of the Proposed Merger. At the April 12, 2007 open meeting, the Commission decided to abate the docket indefinitely.

Transmission Rates

In order to recover increased affiliate and third-party transmission costs from REPs, Oncor Electric Delivery is allowed to request an update twice a year to the retail transmission cost recovery factor (TCRF) component of its retail delivery rate. In January 2007, an application was filed to increase the TCRF, which was administratively approved on February 22, 2007 and became effective March 1, 2007. This increase is expected to result in an annual increase of $14 million in the TCRF component of Oncor Electric Delivery’s retail delivery rates charged to REPs.

In February 2007, Oncor Electric Delivery filed an application for an interim update of its wholesale transmission rate. Upon approval, annualized revenues are expected to increase by approximately $38 million. Approximately $23 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $15 million is recoverable from REPs through the TCRF component of Oncor Electric Delivery’s delivery rates charged to REPs. At the April 26, 2007 open meeting, the Commission approved the application. The new interim wholesale transmission rate was effective beginning April 26, 2007.

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

RISK OVERSIGHT

TXU Corp.’s wholesale operation manages the commodity price, counterparty credit and operational risk related to the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.’s overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

Long-term Hedging Program — See discussion above under "Recent Developments" for an update of the program, including potential effects on reported results.

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

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
Month-end average Trading VaR:	$9	$12
Month-end high Trading VaR:	$11	$30
Month-end low Trading VaR:	$7	$5

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting— This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
Month-end average MtM VaR:	$521	$149
Month-end high MtM VaR:	$757	$391
Month-end low MtM VaR:	$322	$5

Earnings at Risk (EaR) — This measurement estimates the potential reduction of fair value of expected pretax earnings for the years presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities). For this purpose, cash flow hedges are also included with transactions that are not marked-to-market in net income. A 95% confidence level and a five to 60 day holding period is assumed in determining EaR.

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
Month-end average EaR:	$518	$156
Month-end high EaR:	$747	$387
Month-end low EaR:	$318	$21

The increases in the risk measures (MtM VaR and EaR) above are driven by the dedesignation of cash flow hedges as well as the increase in number of positions in the long-term hedging program.

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

Credit Exposure— Gross exposure of TXU Corp.’s businesses to credit risk, which totaled approximately $1.8 billion at March 31, 2007, represents trade accounts receivable, as well as net asset positions arising from hedging and trading activities.

Gross assets subject to credit risk include $452 million in accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of March 31, 2007, the exposure to credit risk from these customers and counterparties totaled $1.2 billion taking into account standardized master netting contracts and agreements described above and $82 million in credit collateral (cash, letters of credit and other security interests) held by TXU Corp. subsidiaries.

Of this $1.2 billion net exposure, 87% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TXU Corp.’s internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

In addition, Oncor Electric Delivery has exposure to credit risk totaling $214 million at March 31, 2007 arising from potential nonperformance by nonaffiliated REPs. This exposure consists almost entirely of noninvestment grade trade accounts receivable.

TXU Corp. is also exposed to credit risk related to the Capgemini put option with a carrying value of $177 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreements with TXU Energy Company and Oncor Electric Delivery, as well as the payment in connection with a put option. S&P currently maintains a BB+ rating with a positive outlook for Cap Gemini S.A.

The following table presents the distribution of credit exposure as of March 31, 2007, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable as well as net asset positions arising from hedging and trading activities, by investment grade and noninvestment grade, credit quality and maturity.

				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,074	$45	$1,029	$512	$267	$250	$1,029
Noninvestment grade	195	37	158	91	26	41	158
Totals	$1,269	$82	$1,187	$603	$293	$291	$1,187

Investment grade	85%	55%	87%
Noninvestment grade	15%	45%	13%

Approximately 51% of the net $1.2 billion credit exposure has a maturity date of two years or less. TXU Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

TXU Corp.’s subsidiaries had credit exposure to two counterparties each having an exposure greater than 10% of the net $1.2 billion credit exposure. These two counterparties represented 18% and 14%, respectively, of the net exposure. TXU Corp. views exposure to these two counterparties to be within an acceptable level of risk tolerance as they are rated investment grade.

TXU Corp.’s subsidiaries are exposed to credit risk related to its long-term hedging program. Of the transactions in the program, over 98% of the volumes are with counterparties with an A credit rating or better, and 100% are at least investment grade.

Additionally, under the long-term hedging program, TXU Corp. has potential credit risk exposure concentration related to a limited number of counterparties. A related series of hedge transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparties. TXU Corp. views the potential concentration of risk with these counterparties to be within an acceptable risk tolerance due to the strong financial profile of the counterparties and their respective A or above credit rating.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by TXU Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that TXU Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, consummation of the proposed merger, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of TXU Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although TXU Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of TXU Corp. to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the Commission, the RRC, the NRC, the EPA and the TCEQ, with respect to:

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
•
with respect to TXU Corp.’s lignite/coal generation development program, more specifically, TXU Corp.’s ability to fund such investments, delays in the approval of, or failure to obtain, air and other environmental permits for the program and the ability to satisfactorily resolve issues relating to any appeal to the final judgement issued with respect to the Sandow consent decree, changes in competitive market rules, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of TXU Corp. and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of TXU Corp. to manage the significant construction program to a timely conclusion with limited cost overruns; and

•
with respect to the proposed merger: the occurrence of any event, change or other circumstances, including the enactment of any new applicable legislation, that could give rise to the termination of the Merger Agreement or the proposed merger; the outcome of any legal proceedings that may be instituted against TXU Corp. and others related to the Merger Agreement; failure to obtain shareholder approval or any other failure to satisfy other conditions required to complete the proposed merger, including required regulatory approvals; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed merger; the amount of the costs, fees, expenses and charges related to the proposed merger and the execution of certain financings that will be obtained to consummate the proposed merger; and the impact of the substantial indebtedness incurred to finance the consummation of the proposed merger.

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

Item 1A. RISK FACTORS.

Other than risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2006 Form 10-K. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2006 Form 10-K.

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

TXU Corp.’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the Commission, the RRC, the TCEQ, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, decommissioning costs, and return on invested capital for TXU Corp.’s regulated businesses, and present or prospective wholesale and retail competition. TXU Energy Holdings, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the Commission. Changes in, revisions to, or reinterpretations of existing laws and regulations (particularly with respect to prices at which TXU Corp. may sell electricity) may have an adverse effect on TXU Corp.’s businesses.

The Texas Legislature convened in its regular biennial session which began January 9, 2007, which is scheduled to end May 28, 2007. This session is not a “sunset” session for the Commission, so there is no requirement that the Legislature consider any electric industry-related bills. However, various measures pertaining to the electric industry have been and will be considered. Potential measures that have been or could be introduced and potentially debated or voted upon include initiatives that could affect the fundamental competitive framework of the wholesale and retail electricity markets (including passage by the House of Representatives of a bill that would mandate an immediate 15 percent retail price reduction for many of TXU Energy Company's customers and authorize ongoing Commission examination of retail prices), require certain pricing mitigation plans for balancing energy service offered by generation companies that own or control more than a certain percentage of installed generation capacity in an ERCOT zone, encourage energy conservation, restore state funding for the low-income customer discount under the “system benefit fund” mechanism, encourage construction of new infrastructure, or enhance customer education regarding the market. Another potential measure could require partial divestiture of TXU Energy Company's installed generation capacity. TXU Corp. is unable to predict the outcome of the 2007 legislative process or its effect, if any, on its ongoing business and, in some limited circumstances, the closing of the Proposed Merger.

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

On March 28, 2007, the Commission issued a Notice of Violation (NOV) stating that the Commission Staff is recommending an enforcement action, including the assessment of administrative penalties, against TXU Corp. for alleged market power abuse by its power generation affiliates and TXU Portfolio Management in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. The NOV is premised upon the Commission Staff's allegation that TXU Portfolio Management's bidding behavior was not competitive and increased market participants' costs of balancing energy by approximately $70 million, including approximately $20 million in incremental revenues to TXU Corp. The Commission Staff has recommended that TXU Portfolio Management and its affiliates be required to pay administrative penalties in the amount of $140 million and pay the $70 million in incremental costs purportedly incurred by market participants. On March 29, 2007, TXU Portfolio Management requested a hearing to contest the alleged occurrence of a violation and the amount of the penalty in the NOV. TXU Corp. believes TXU Portfolio Management's conduct during the period in question was consistent with the Commission's rules and policies, and no market power abuse was committed. TXU Corp. intends to vigorously contest the recommendations contained in the NOV. In addition, TXU Corp. and TXU Portfolio Management are taking actions to reduce the risk of future similar allegations related to the Balancing Energy segment of the ERCOT wholesale market, including working with the Commission Staff and the Commission's independent market monitor to develop a voluntary mitigation plan for approval by the Commission. TXU Corp. is unable to predict the outcome of this matter.

The Commission Staff is investigating TXU Energy Retail with respect to the renewal process for certain small and medium business customers on term service plans. The investigation does not involve residential customers. TXU Energy Retail has exchanged information and cooperated with the Commission Staff in its investigation. TXU Energy Retail is unable to predict the outcome of this matter.

The rates of TXU Corp.’s electric delivery business are subject to regulatory review.

The rates assessed by Oncor Electric Delivery are regulated by the Commission and certain cities and are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor Electric Delivery’s rates are regulated based on an analysis of Oncor Electric Delivery’s costs and capital structure, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Oncor Electric Delivery’s costs to have been prudently incurred, that the Commission will not reduce the amount of invested capital included in the capital structure that Oncor Electric Delivery’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor Electric Delivery’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the Commission.

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority with original jurisdiction, initiated inquiries to determine if Oncor Electric Delivery’s Commission-established rates were just and reasonable. Oncor Electric Delivery has entered into settlements (Cities Rate Settlement) deferring rate action, but Oncor Electric Delivery will be required to file a rate case in 2008, based on a 2007 test year, unless Oncor Electric Delivery and the cities mutually agree that such a filing is unnecessary. In addition, at the request of the Commission, the Commission Staff filed a petition on March 21, 2007 requesting that the Commission order Oncor Electric Delivery to file a rate filing package using a calendar 2006 test year. The Commission Staff stated that it would be advantageous to review Oncor Electric Delivery’s costs prior to major ownership and organizational changes that TXU Corp. has announced in order to establish a baseline from which to assess any cost changes resulting from the announced changes. On April 30, 2007, the Commission issued an order requiring Oncor Electric Delivery to file a rate case based on a test year ending December 31, 2006. Oncor Electric Delivery is required to file the rate case within 120 days from the date that Oncor Electric Delivery receives notice of the order. Due to the Cities Rate Settlement, the 2006 test year rate case is not expected to apply to distribution rates in the Cities retaining original jurisdiction. The original jurisdiction Cities account for approximately 82% of Oncor Electric Delivery's retail delivery revenues.

While TXU Corp. believes Oncor Electric Delivery's existing rates are just and reasonable, it cannot predict the results of any rate case.

Risks Relating to the Proposed Merger

TXU Corp. cannot make any assurance that the proposed merger will be consummated.

Consummation of the Proposed Merger is subject to the satisfaction of various closing conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the FERC and the NRC and other customary closing conditions described in the Merger Agreement. TXU Corp. cannot guarantee that these closing conditions will be satisfied. In addition, Oncor Electric Delivery and TEF have made a PURA Section 14.101 filing with the Commission requesting that the Commission find that the transaction as it relates to Oncor Electric Delivery is in the public interest (PURA Filing). TXU Corp. can not predict the ultimate outcome of the PURA Filing. As a result of these matters among others (including any applicable new legislation adopted by the Texas legislature), TXU Corp. can not guarantee that the Proposed Merger will be successfully completed. In the event that the Proposed Merger is not completed:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(4)	Instruments Defining the Rights of Security Holders
4(a)			─	Officer’s Certificate, dated March 16, 2007, establishing the terms of TXU Energy Company’s Floating Rate Senior Notes due 2008.
4(b)			─	Officer’s Certificate, dated March 16, 2007, establishing the terms of Oncor Electric Delivery’s Floating Rate Senior Notes due 2008.
(10)	Material Contracts.
10.1			─	Revolving Credit Agreement, dated March 1, 2007 by and between TXU Energy Company LLC and the lender parties signatory thereto.
10.2			─	Form of Performance Unit Award Agreement by and between TXU Corp. and Participant (Unit I Award)
10.3			─	Form of Performance Unit Award Agreement between TXU Corp. and Participant (Unit II Award)
10.4			─	Form of Performance Unit Award Agreement by and between TXU Corp. and Participant (Unit III Award)
10.5			─	Amendment to Field Services Agreement, dated August, 15 2006, by and between Oncor Electric Delivery and InfrastruX Group
10.6			─	Amendment #2 to Field Services Agreement, dated December 28, 2006, by and between Oncor Electric Delivery and InfrastruX Group
10.7			─	Amendment #3 to Field Services Agreement, dated January 30, 2007, by and between Oncor Electric Delivery and InfrastruX Group
10.8			─	Amendment #4 to Field Services Agreement, dated March 31, 2007, by and between Oncor Electric Delivery and InfrastruX Group
10.9			─	Amendment to Master Framework Agreement, dated August 15, 2006, by and between Oncor Electric Delivery and InfrastruX Group
10.10			─	Amendment #2 to Master Framework Agreement, dated December 28, 2006, by and between Oncor Electric Delivery and InfrastruX Group

Exhibits	Previously Filed With File Number*	As Exhibit
10.11			─	Letter Amendment to Master Framework Agreement, dated January 30, 2007, by and between Oncor Electric Delivery and InfrastruX Group
10.12			─	Amendment #4 to Master Framework Agreement, dated March 31, 2007, by and between Oncor Electric Delivery and InfrastruX Group
10.13			─	Summary Employment Arrangement - R. Shapard
(15)	Letter re: Unaudited Interim Financial Information.
15			─	Letter from independent registered public accounting firm as to unaudited interim financial information.
31	Rule 13a - 14(a)/15d - 14 (a) Certifications.
31(a)			─
Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			─
Certification of David A. Campbell, Executive Vice President and Chief Financial Officer of TXU Corp., pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			─	Certification of C. John Wilder, President and Chief Executive of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			─
Certification of David A. Campbell, Executive Vice President and Chief Financial Officer of TXU Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.
99			─	Condensed Statements of Consolidated Income - Twelve Months Ended March 31, 2007.
________________

* Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU CORP.
By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller

Date: May 9, 2007