Form 10-Q
period 2007-09-30
Energy Future Holdings Corp /TX/
filed 2007-11-14
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

— OR —

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

Energy Future Holdings Corp.
(formerly TXU Corp.)
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2669310
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes           No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer    Accelerated filer __ Non-Accelerated filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No ✓

Common stock outstanding at November 5, 2007:  1,658,700,412.50 shares, without par value.

Energy Future Holdings Corp.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.txucorp.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission.  Energy Future Holdings Corp. will provide copies of current reports not posted on the website upon request.  The information on Energy Future Holdings Corp.'s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.
.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2006 Form 10-K	EFH Corp.'s Annual Report on Form 10-K for the year ended December 31, 2006
Adjusted EBITDA
Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements for purposes of covenant compliance under those debt arrangements.  EBITDA means net income adjusted to exclude the effects of income taxes, interest expense and depreciation and amortization.  Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures.  EFH Corp. is providing Adjusted EBITDA in this Form 10-Q (as well as EBITDA in the reconciliation in Exhibit 99.2) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in the debt arrangements.  EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP.  Additionally, EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements.  Because not all companies use identical calculations, EFH Corp.’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to EFH Corp. and its subsidiaries
Competitive Electric segment
Refers to the EFH Corp. business segment, formerly referred to as the TXU Energy Holdings segment, which includes TCEH, equipment salvage and resale activities related to the eight canceled coal-fueled generation units and the activities of a lease trust holding certain combustion turbines.

EFC Holdings	Refers to Energy Future Competitive Holdings Company (formerly TXU US Holdings Company), a subsidiary of EFH Corp. and the parent of TCEH.
EFH Corp.
Refers to Energy Future Holdings Corp. (formerly TXU Corp.), a holding company, and/or its subsidiaries, depending on context.  This Form 10-Q and other SEC filings of EFH Corp. and its subsidiaries occasionally make references to EFH Corp., TCEH or Oncor when describing actions, rights or obligations of their respective subsidiaries.  These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes.  However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

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

FIN 48	FIN No. 48, “Accounting for Uncertainty in Income Taxes”
Fitch	Fitch Ratings, Ltd. (a credit rating agency)
FSP	FASB Staff Position
GAAP	generally accepted accounting principles
GWh	gigawatt-hours
historical service territory	the territory, largely in north Texas, being served by EFH Corp.'s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. established in connection with the closing of the Merger to own 100% of Oncor Holdings.
IRS	US Internal Revenue Service
kWh	kilowatt-hours
LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.
Luminant Construction
Refers to subsidiaries (formerly referred to as TXU DevCo) of TCEH established for the purpose of developing and constructing new generation facilities.  In connection with the Merger, certain of these subsidiaries that were subsidiaries of EFH Corp. became subsidiaries of TCEH, and certain assets of EFH Corp. subsidiaries were transferred to subsidiaries of TCEH.

Luminant Energy	Luminant Energy Company LLC (formerly TXU Portfolio Management Company LP), a subsidiary of TCEH that engages in certain wholesale markets activities
Luminant entities	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.
Luminant Power	Refers to subsidiaries of TCEH engaged in electricity generation activities market heat rate
Heat rate is a measure of the efficiency of converting a fuel source to electricity.  The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger	The transaction referred to in "Merger Agreement" immediately below that was completed on October 10, 2007.
Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.
Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007
MMBtu	million British thermal units
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
MW	megawatts
MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission
Oncor
Refers to Oncor Electric Delivery Company LLC, a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.  This Form 10-Q and other SEC filings of EFH Corp. and its subsidiaries occasionally make references to EFH Corp., TCEH, or Oncor when describing actions, rights or obligations of their respective subsidiaries.  These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes.  However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its subsidiaries
price-to-beat rate
residential and small business customer electricity rates established by the PUCT that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes was supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) were required to be made available to those customers until January 1, 2007

PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
Regulated Delivery segment	Refers to the EFH Corp. business segment, formerly referred to as the TXU Electric Delivery segment, which consists primarily of the activities of Oncor.
REP	retail electric provider
RRC	Railroad Commission of Texas, which has oversight of lignite mining activity
S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

v

SFAS 144	SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
SFAS 146	SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
SFAS 158	SFAS No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans”
SG&A	selling, general and administrative
short-cut method	Refers to the short-cut method under SFAS 133 that allows entities to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met.
Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and Goldman Sachs & Co.
TCEH
Refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, engaged in electricity generation, wholesale and retail energy markets and development and construction activities.  This Form 10-Q and other SEC filings of EFH Corp. and its subsidiaries occasionally make references to EFH Corp., TCEH or Oncor when describing actions, rights or obligations of their respective subsidiaries.  These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes.  However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

TCEH Finance	Refers to TCEH Finance, Inc., a wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.
TCEQ	Texas Commission on Environmental Quality
Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that is the parent of EFH Corp.
Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of power to residential and business customers.
TXU Europe	TXU Europe Limited, a former subsidiary of EFH Corp.
TXU Fuel	TXU Fuel Company, a former subsidiary of TCEH
TXU Gas	TXU Gas Company, a former subsidiary of EFH Corp.
TXU Generation Development
Refers to TXU Generation Development Company LLC, a direct, wholly-owned subsidiary of EFH Corp. established for the purpose of developing new generation facilities.  This subsidiary did not become a subsidiary of TCEH in connection with the Merger.

US	United States of America

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(millions of dollars, except per share amounts)

Operating revenues	$3,445	$3,510	$7,136	$8,481

Costs and expenses:
Fuel, purchased power costs and delivery fees	882	1,002	2,286	2,182
Operating costs	350	334	1,065	1,018
Depreciation and amortization	209	216	612	628
Selling, general and administrative expenses	229	211	674	582
Franchise and revenue-based taxes	93	102	269	276
Other income (Note 6)	(20)	(36)	(65)	(91)
Other deductions (Note 6)	10	23	901	244
Interest income	(19)	(10)	(53)	(30)
Interest expense and related charges (Note 15)	226	209	644	640
Total costs and expenses	1,960	2,051	6,333	5,449

Income from continuing operations before income taxes	1,485	1,459	803	3,032

Income tax expense	506	475	212	1,036

Income from continuing operations	979	984	591	1,996

Income from discontinued operations, net of tax effect	13	20	24	81

Net income	$992	$1,004	$615	$2,077

Average shares of common stock outstanding (millions):
Basic	460	459	459	460
Diluted	465	466	464	469

Per share of common stock - Basic:
Net income from continuing operations	$2.12	$2.15	$1.29	$4.33
Income from discontinued operations, net of tax effect	0.03	0.04	0.05	0.18
Net income	$2.15	$2.19	$1.34	$4.51

Per share of common stock – Diluted:
Net income from continuing operations	$2.10	$2.11	$1.28	$4.26
Income from discontinued operations, net of tax effect	0.03	0.04	0.05	0.17
Net income	$2.13	$2.15	$1.33	$4.43

Dividends declared	$0.433	$0.413	$1.298	$1.239

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(millions of dollars)

Components related to continuing operations:
Income from continuing operations	$979	$984	$591	$1,996

Other comprehensive income (loss):
Reclassification of pension and other retirement benefit costs (net of tax expense of $─, $─, $3 and $─) (Note 13)	1	─	6	─

Cash flow hedges:
Net increase (decrease) in fair value of derivatives held at end of period (net of tax (expense) benefit of $(5), $(216), $146 and $(232))	9	401	(272)	431
Derivative value net (gains) losses related to hedged transactions recognized during the period and reported in net income (net of tax (expense) benefit of $(6), $6, $(55) and $12)	(12)	11	(103)	22
Total effect of cash flow hedges	(3)	412	(375)	453

Total adjustments to net income from continuing operations	(2)	412	(369)	453

Comprehensive income from continuing operations	977	1,396	222	2,449

Comprehensive income from discontinued operations	13	20	24	81

Comprehensive income	$990	$1,416	$246	$2,530

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(millions of dollars)
Cash flows – operating activities:
Net income	$615	$2,077
Income from discontinued operations, net of tax effect	(24)	(81)
Income from continuing operations	591	1,996
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	660	676
Deferred income tax expense (benefit) – net	(230)	712
Impairment of natural gas-fueled generation plants	─	198
Inventory write-off related to natural gas-fueled generation plants	─	3
Net charges related to canceled development of generation facilities (Note 2)	733	─
Write-off of deferred transaction costs (Note 6)	38	─
Charge (credit) related to impaired leases (Note 6)	(48)	2
Net gains on sale of assets	(39)	(46)
Net effect of unrealized mark-to-market valuations – losses (gains)	703	(214)
Gain on contract settlement	─	(15)
Bad debt expense	44	53
Stock-based incentive compensation expense	26	17
Other, net	25	23
Changes in operating assets and liabilities	(948)	640
Cash provided by operating activities from continuing operations	1,555	4,045

Cash flows – financing activities:
Issuances of securities:
Long-term debt	1,800	100
Common stock	1	180
Retirements/repurchases of securities:
Equity-linked debt	─	(179)
Pollution control revenue bonds	(143)	(203)
Other long-term debt	(302)	(1,165)
Common stock	(13)	(953)
Increase (decrease) in short-term borrowings:
Commercial paper	(1,296)	617
Bank borrowings	1,980	(145)
Common stock dividends paid	(594)	(575)
Settlements of minimum withholding tax liabilities under stock-based compensation plans	(93)	(59)
Excess tax benefit on stock-based compensation	─	47
Debt premium, discount, financing and reacquisition expenses – net	(17)	(17)
Cash provided by (used in) financing activities from continuing operations	1,323	(2,352)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (cont.)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(millions of dollars)

Cash flows – investing activities:
Capital expenditures	$(2,274)	$(1,409)
Nuclear fuel	(54)	(77)
Purchase of mining-related assets	(122)	─
Proceeds from sale of assets	6	15
Purchase of lease trust	─	(69)
Reduction of restricted cash	197	─
Proceeds from sales of nuclear decommissioning trust fund securities	402	165
Investments in nuclear decommissioning trust fund securities	(413)	(177)
Proceeds from pollution control revenue bonds deposited with trustee	─	(99)
Cost to remove retired property	(24)	(33)
Investment in unconsolidated affiliate	─	(15)
Other	(3)	(6)
Cash used in investing activities from continuing operations	(2,285)	(1,705)

Discontinued operations:
Cash provided by (used in) operating activities	28	(1)
Cash used in financing activities	─	─
Cash used in investing activities	─	─
Cash provided by (used in) discontinued operations	28	(1)

Net change in cash and cash equivalents	621	(13)
Cash and cash equivalents – beginning balance	25	37
Cash and cash equivalents – ending balance	$646	$24

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS	(millions of dollars)
Current assets:
Cash and cash equivalents	$646	$25
Restricted cash	66	58
Trade accounts receivable – net (Note7)	959	959
Inventories	396	383
Commodity and other derivative contractual assets (Note 12)	415	950
Accumulated deferred income taxes (Note 3)	328	253
Margin deposits related to commodity positions	211	7
Other current assets	146	177
Total current assets	3,167	2,812

Restricted cash	66	258
Investments	764	712
Property, plant and equipment — net	20,240	18,756
Goodwill	542	542
Regulatory assets — net	1,904	2,028
Commodity and other derivative contractual assets (Note 12)	90	345
Other noncurrent assets	365	380
Assets held for sale (Note 2)	103	─

Total assets	$27,241	$25,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 8)	$2,175	$1,491
Long-term debt due currently (Note 9)	2,388	485
Trade accounts payable	919	1,093
Commodity and other derivative contractual liabilities (Note 12)	171	293
Margin deposits related to commodity positions	116	681
Other current liabilities	1,006	1,040
Total current liabilities	6,775	5,083

Accumulated deferred income taxes	3,135	4,238
Investment tax credits	348	363
Commodity and other derivative contractual liabilities (Note 12)	876	191
Long-term debt, less amounts due currently (Note 9)	10,217	10,631
Other noncurrent liabilities and deferred credits	4,043	3,187
Total liabilities	25,394	23,693

Commitments and Contingencies (Note 10)

Shareholders’ equity (Note 11):
Common stock without par value: Authorized shares: 1,000,000,000
Outstanding shares: 461,152,009 and 459,244,523	5	5
Additional paid-in capital	1,126	1,104
Retained earnings	676	622
Accumulated other comprehensive income	40	409
Total shareholders’ equity	1,847	2,140
Total liabilities and shareholders’ equity	$27,241	$25,833

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Description of Business — EFH Corp. is a holding company conducting its operations principally through its TCEH and Oncor subsidiaries and their subsidiaries.  Each of these subsidiaries is a separate legal entity with its own assets and liabilities.  TCEH is a holding company whose subsidiaries are engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases, commodity risk management and trading activities as well as the development and construction of new generation facilities, all largely in Texas.  Oncor is engaged in regulated electricity transmission and distribution operations in Texas.

As part of the Merger, which closed on October 10, 2007 (See Note 16), to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented.  Such "ring-fencing" measures included TXU Electric Delivery Company's name change to Oncor Electric Delivery Company LLC, the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities, maintenance of separate books and records for the Oncor Ring-Fenced Entities, changes to Oncor's corporate governance provisions, appointment of a majority of independent directors to Oncor's Board, physical separation of Oncor's headquarters from the Texas Holdings Group, amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities' providing credit support to, or receiving credit support from, the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Texas Holdings Group will be available to satisfy the debts or other obligations of the Oncor Ring-Fenced Entities.  Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

    In connection with the Merger, certain wholly-owned subsidiaries of EFH Corp. established for the purpose of developing and constructing new generation facilities (formerly referred to as TXU DevCo) have become subsidiaries of TCEH, and certain assets of other of these subsidiaries that did not become subsidiaries of TCEH were transferred to TCEH and its subsidiaries.  Those subsidiaries holding impaired construction work-in-process assets (see Note 2) have not become subsidiaries of TCEH.

EFH Corp. has two reportable segments:  the Competitive Electric segment (formerly the TXU Energy Holdings segment), which includes the activities of TCEH, equipment salvage and resale activities related to the eight canceled coal-fueled generation units and the activities of a lease trust holding certain combustion turbines, and the Regulated Delivery segment (formerly the Oncor Electric Delivery segment), which includes the activities of Oncor, its wholly-owned bankruptcy-remote financing subsidiary and certain revenues and costs associated with broadband-over-powerlines equipment installation.  (See Note 14 for further information concerning reportable business segments.)

Basis of Presentation— The condensed consolidated financial statements of EFH Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K with the exception of the adoption of FIN 48.  All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year.  All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Prior period commodity contract assets and liabilities and cash flow hedge and other derivative assets and liabilities have been combined to conform with the current period presentation (see Note 12).

Discontinued Businesses─ Income from discontinued operations for the nine months ended September 30, 2007 consisted primarily of insurance settlements related to TXU Europe litigation.  Income from discontinued operations for the nine months ended September 30, 2006 consisted primarily of a reversal of a TXU Gas income tax reserve due to a favorable resolution of an IRS audit matter.  The TXU Gas business was disposed of in October 2004.

Use of Estimates— Preparation of EFH Corp.’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuations.  In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

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

Changes in Accounting Standards — Effective January 1, 2007, EFH Corp. adopted FIN 48 as required.  FIN 48 provides clarification of SFAS 109 with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements.  See Note 3 for the impacts of adopting FIN 48 and required disclosures.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39”.  This FSP provides additional guidance regarding the offsetting in the balance sheet of cash collateral and contractual fair value amounts and related disclosures.  This FSP is effective for fiscal years beginning after November 15, 2007.  EFH Corp. is evaluating the impact of this standard on its balance sheet.

2.           CHARGES RELATED TO CANCELED (PREVIOUSLY SUSPENDED) DEVELOPMENT OF COAL-FUELED GENERATION
        FACILITIES

In the first quarter of 2007, EFH Corp. recorded a charge totaling $713 million ($463 million after-tax) in connection with the February 2007 suspension of the development of eight coal-fueled generation units.  This decision and subsequent terminations of equipment orders required an evaluation of the recoverability of recorded assets associated with the development program.  The charge included $673 million for the impairment of construction work-in-process asset balances (primarily pre-construction development costs), $11 million for costs arising from terminations of equipment orders and $29 million for the write-off of deferred financing costs.  In determining the charge to be recorded, EFH Corp. applied accounting rules for impairment of long-lived assets under SFAS 144 and for exit activities under SFAS 146.

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

In the second quarter of 2007, EFH Corp. recorded an additional charge totaling $82 million ($54 million after-tax), which consisted almost entirely of a $79 million pretax charge arising from the negotiated termination of certain equipment orders in April 2007.

In the third quarter of 2007, EFH Corp. classified $103 million of construction work-in-process asset balances as assets held for sale, the substantial majority of which consists of two in-process boilers that were sold in October 2007.  Other activity in the third quarter included an additional charge of $25 million ($16 million after-tax), the substantial majority of which was due to a revised estimate of recoveries on certain equipment, and a credit of $8 million ($5 million after-tax) reflecting favorable resolution of termination costs related to certain equipment orders.

The ultimate impairment loss to be realized related to the construction work-in-process assets may differ materially from the estimate recorded to date, which is based on management’s judgment, as amounts due to suppliers for actual work completed are resolved and salvage and resale actions are finalized.

In addition to the termination costs recognized to date, subsidiaries of EFH Corp. are exposed to potential liabilities of up to approximately $80 million for termination and suspension costs under the equipment order and construction agreements.  Because the amounts ultimately payable to suppliers cannot be reasonably estimated at this time (and may be subject to dispute), no accruals have been established for these contingent liabilities.  Additional charges for termination liabilities are expected to be recorded as uncertainties regarding suppliers’ costs incurred as a result of the terminations are resolved.  Subsidiaries of EFH Corp. have now terminated all of the equipment orders, with the exception of one in-process boiler that may be resold.

The net charges arising from cancellation of this development program have been classified in other deductions and are reported in the results of the Competitive Electric segment.

3.           ADOPTION OF NEW INCOME TAX ACCOUNTING RULES (FIN 48)

FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  EFH Corp. has completed its review and assessment of uncertain tax positions and in the quarter ended March 31, 2007 recorded a net benefit to retained earnings and a decrease to noncurrent liabilities of $33 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities.  Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 1997, with few exceptions, are complete.  Texas franchise tax return periods under examination or still open for examination range from 2002 to 2006.

As expected, the IRS has completed examining EFH Corp.’s US income tax returns for the years 1997 through 2002, and proposed adjustments were received in July 2007.  EFH Corp. filed an appeal of the proposed adjustments in the third quarter of 2007.  The proposed adjustments received from the IRS with respect to the 1997-2002 income tax returns do not materially affect EFH Corp.’s assessment of uncertain tax positions as reflected in the amounts recorded upon adoption of FIN 48.

The total amount of benefits taken on income tax returns that do not qualify for financial statement recognition under FIN 48 total $1.8 billion as of September 30, 2007, the substantial majority of which represents amounts that have been accounted for as noncurrent liabilities instead of deferred income tax liabilities; of this amount, $9 million would increase earnings if recognized (net of an estimated $19 million decrease related to discontinued operations), and $54 million would be recorded as an adjustment to additional paid-in capital if recognized.  The balance sheet at September 30, 2007 reflects a reclassification of $916 million from accumulated deferred income tax liabilities to other noncurrent liabilities recorded in 2007.

EFH Corp. classifies interest and penalties related to unrecognized tax benefits as income tax expense.  As of September 30, 2007, noncurrent liabilities included a total of $90 million in accrued interest.  The amount of interest included in income tax expense for the three and nine months ended September 30, 2007 totaled $12 million and $41 million after-tax, respectively.

EFH Corp. does not expect that the total amount of unrecognized tax benefits for the positions assessed as of the date of the adoption will significantly increase or decrease within the next 12 months.

4.           TEXAS MARGIN TAX

In May 2006, the Texas legislature enacted a new law that reformed the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax.  The Texas margin tax has been determined to be an income tax for accounting purposes.  In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, EFH Corp. estimated and recorded a deferred tax expense of $41 million in the second quarter of 2006.

In June 2007, an amendment to this law was enacted that included clarifications and technical changes to the provisions of the tax calculation.  In the second quarter of 2007, EFH Corp. recorded a deferred tax benefit of $51 million, essentially all of which related to changes in the rate at which a tax credit is calculated as specified in the new law.  This estimated benefit is based on the Texas margin tax law in its current form and the current guidance issued by the Texas Comptroller of Public Accounts.

The effective date of the Texas margin tax for EFH Corp. is January 1, 2008.  The computation of tax liability will be based on 2007 revenues as reduced by certain deductions and is being accrued in the current year.

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

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Income from continuing operations -Basic	$979	460.4	$2.12	$984	459.1	$2.15

Dilutive securities/other adjustments:

Convertible senior notes	─	1.5		─	1.5

Equity-linked debt securities	─	─		─	―

Stock-based incentive compensation plan	─	3.1		─	5.7

Income from continuing operations -Diluted	$979	465.0	$2.10	$984	466.3	$2.11

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Income from continuing operations -Basic	$591	459.0	$1.29	$1,996	460.4	$4.33

Dilutive securities/other adjustments:

Convertible senior notes	1	1.5		1	1.5

Equity-linked debt securities	─	─		─	1.0

Stock-based incentive compensation plan	─	3.9		─	5.7

Income from continuing operations -Diluted	$592	464.4	$1.28	$1,997	468.6	$4.26
_________________

6.           OTHER INCOME AND DEDUCTIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other income:
Gain on contract settlement (a)	$ ―	$ ―	$ ―	$26
Amortization of gain on sale of TXU Fuel	12	12	35	35
Net gain on sale of other properties	―	11	4	11
Insurance recovery of litigation settlement	―	15	―	15
Reduction of insurance reserves unrelated to ongoing operations	―	―	7	―
Settlement penalty for coal tonnage delivery deficiency	3	―	6	―
Royalty income from lignite and natural gas leases	3	―	8	―
Other	2	(2)	5	4
Total other income	$20	$36	$65	$91
Other deductions:
Net charges related to canceled development of generation facilities (Note 2)	$17	$ ―	$812	$ ―
Charge related to termination of rail car lease (b)	10	―	10	―
Writeoff of deferred transaction costs (c)	―	―	30	―
Transaction costs related to Merger	18	―	38	―
Expenses related to InfrastruX Energy Services joint venture (d)	―	3	12	3
Charge for impairment of natural gas-fueled generation plants	―	―	―	198
Inventory write-off related to natural gas-fueled generation plants	―	―	―	3
Other asset writedowns	4	3	4	3
Charge (credit) related to impaired leases (e)	(48)	(1)	(48)	4
Credit related to coal contract counterparty claim (f)	─	─	─	(12)
Costs related to 2006 cities rate settlement	6	6	19	6
Charge for settlement of a retail matter with the PUCT	─	─	5	─
Pension and other postretirement benefit costs related to discontinued businesses	1	8	10	18
Equity losses ─ unconsolidated affiliates	─	3	1	10
Other	2	1	8	11
Total other deductions	$10	$23	$901	$244
_____________________

(a)
In the second quarter of 2006, EFH Corp. recorded income of $26 million upon settlement of a contract dispute related to antenna site rentals by a telecommunication company (reported in Corporate and Other nonsegment results).

(b)	Represents costs associated with termination and refinancing of a rail car lease.
(c)
Represents previously deferred costs, consisting primarily of professional fees for tax, legal and other advisory services, in connection with certain previously anticipated strategic transactions (including expected financings) that are no longer expected to be consummated as a result of the Merger (reported in Corporate and Other nonsegment results).

(d)
Consists of previously deferred costs, consisting primarily of professional fees that were written-off due to suspension of the agreement.  Of these amounts, $8 million was reported in the Corporate and Other nonsegment results and the balance was reported in the Regulated Delivery segment results.

(e)
In 2004, EFH Corp. recorded a liability of $157 million for leases of certain natural gas-fueled combustion turbines, net of estimated sublease revenues, that are no longer operated for its own benefit.  In the third quarter of 2007, a reduction in the liability was recorded to reflect new subleases entered into in October 2007 (reported in the Competitive Electric segment results).  The balance of the liability at September 30, 2007, net of adjustments recorded in prior years, totals $59 million, of which $4 million is classified as current.

(f)
In the first quarter of 2006, EFH Corp. recorded income of $12 million upon the settlement of a claim against a counterparty for nonperformance under a coal contract.  A charge in the same amount was recorded in the first quarter of 2005 for losses due to the nonperformance (reported in the Competitive Electric segment results).

7.           TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables— Subsidiaries of EFH Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, subsidiaries of EFH Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).  In connection with the Merger, the accounts receivable securitization program was amended.  See Note 16.

As of September 30, 2007, the program funding was $700 million, which was the maximum amount available under the program.  Under certain circumstances, the amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program.  Funding availability for all originators is reduced by 100% of the originators’ customer deposits if TCEH's fixed charge coverage ratio is less than 2.5 times; 50% if TCEH's coverage ratio is less than 3.25 times, but at least 2.5 times; and zero % if TCEH's coverage ratio is 3.25 times or more.  The originators’ customer deposits, which totaled $117 million, did not affect funding availability at that date as TCEH's coverage ratio was in excess of 3.25 times.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes.  TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests.  The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $518 million and $211 million at September 30, 2007 and December 31, 2006, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities.  The discount also funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of EFH Corp.  The program fees, also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing.  The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.  The program fees represent essentially all the net incremental costs of the program on a consolidated basis and are reported in SG&A expenses.  Fee amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Program fees	$10	$11	$30	$29
Program fees as a percentage of average funding (annualized)	6.0%	5.6%	6.3%	5.7%
Servicing fees	$1	$1	$3	$3

The accounts receivable balance reported in the September 30, 2007 consolidated balance sheet includes $1,218 million face amount of trade accounts receivable of TCEH and Oncor sold to TXU Receivables Company, such amount having been reduced by $700 million of undivided interests sold by TXU Receivables Company.  Funding under the program increased $73 million for the nine month period ending September 30, 2007 and increased $29 million for the nine month period ending September 30, 2006.  Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows.  The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Nine Months Ended September 30,
	2007	2006

Cash collections on accounts receivable	$6,066	$6,150
Face amount of new receivables purchased	(6,446)	(6,642)
Discount from face amount of purchased receivables	33	32
Program fees paid	(30)	(29)
Servicing fees paid	(3)	(3)
Increase in subordinated notes payable	307	463
Operating cash flows provided to EFH Corp. under the program	$(73)	$(29)

Upon termination of the program, cash flows would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables.  The level of cash flows would normalize in approximately 16 to 30 days.

The subordinated notes issued by TXU Receivables Company are subordinated to the undivided interests of the financial institutions in the purchased receivables.  As of September 30, 2007, the program was subject to the following termination events:

1)	all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio; or
2)
the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.  The thresholds applied to the entire portfolio of sold receivables, not separately to the receivables of each originator.

Trade Accounts Receivable -
	September 30, 2007	December 31, 2006
Gross trade accounts receivable	$1,682	$1,599
Undivided interests in accounts receivable sold by TXU Receivables Company	(700)	(627)
Allowance for uncollectible accounts related to undivided interests in receivables retained	(23)	(13)
Trade accounts receivable ― reported in balance sheet	$959	$959

Gross trade accounts receivable at September 30, 2007 and December 31, 2006 included unbilled revenues of $568 million and $466 million, respectively.

Allowance for Uncollectible Accounts Receivable -

	2007	2006

Allowance for uncollectible accounts receivable as of January 1	$13	$36
Increase for bad debt expense	44	53
Decrease for account write-offs	(45)	(55)
Changes related to receivables sold	11	13
Other (a)	─	(15)
Allowance for uncollectible accounts receivable as of September 30	$23	$32

(a)	Represents an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. See Note 6.

Allowances related to undivided interests in receivables sold are reported in current liabilities and totaled $15 million and $26 million at September 30, 2007 and December 31, 2006, respectively.

8.           SHORT-TERM FINANCING

Short-term Borrowings– At September 30, 2007 and December 31, 2006, the outstanding short-term borrowings of EFH Corp. and its subsidiaries consisted of the following:

	At September 30, 2007		At December 31, 2006
	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
Bank borrowings	$2,175	6.48%	$195	5.97%
Commercial paper	―	―	1,296	5.53%
Total	$2,175		$1,491
                             ___________

(a)	Weighted average interest rate at the end of the period.

The commercial paper programs at September 30, 2007, which provide for the issuance of up to $2.4 billion and $1.0 billion of commercial paper by TCEH and Oncor, respectively, were effectively supported by existing credit facilities, although there was no contractual obligation under the programs to maintain equivalent availability under existing credit facilities.

Credit Facilities— At September 30, 2007, subsidiaries of EFH Corp. had access to credit facilities with the following terms:

		At September 30, 2007
Authorized Borrowers	Maturity Date	Facility Limit	Letters of Credit		Cash Borrowings		Availability
TCEH	February 2008	$1,500	$	―	$	―	$1,500
TCEH, Oncor	June 2008	1,400		444		665	291
TCEH, Oncor	August 2008	1,000		―		495	505
TCEH, Oncor	March 2010	1,600		386		730	484
TCEH, Oncor	June 2010	500		28		240	232
TCEH	December 2009	500		455		45	―
Total		$6,500		$1,313		$2,175	$3,012

All these facilities were terminated in connection with the Merger.  See Note 16.  The maximum amount accessible by TCEH and Oncor under the facilities was $6.5 billion and $3.6 billion, respectively.  These facilities supported working capital and general corporate needs, including issuances of commercial paper and letters of credit.  At September 30, 2007, all of the letters of credit issued under the credit facilities were the obligations of TCEH.  At September 30, 2007, TCEH and Oncor had $1.825 billion and $350 million in outstanding cash borrowings, respectively.

Availability under these facilities as of September 30, 2007 declined $2.3 billion from December 31, 2006.  Pursuant to PUCT rules, TCEH is required to maintain $125 million of available capacity under its credit facilities in order to permit TXU Energy to return retail customer deposits, if necessary.  As a result, at September 30, 2007, the total availability set forth in the table above should be further reduced by $125 million.  TCEH will be required to maintain such available capacity under the replacement facilities discussed in Note 16.

9.           LONG-TERM DEBT

Long-term debt— At September 30, 2007 and December 31, 2006, the long-term debt of EFH Corp. consisted of the following:

	September 30,	December 31,
	2007	2006
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
3.990% Floating Series 2001A due October 1, 2030 (b)	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
3.900% Floating Series 2001D due May 1, 2033 (b)	268	268
5.150% Floating Taxable Series 2001I due December 1, 2036 (b)	62	62
3.990% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
3.850% Floating Series 2006A due November 1, 2041 (interest rate in effect at March 31, 2007) (c)	―	47
3.850% Floating Series 2006B due November 1, 2041 (interest rate in effect at March 31, 2007) (c)	―	46

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
3.850% Floating Series 2006 due November 1, 2041 (interest rate in effect at March 31, 2007) (c)	―	50

Other:
6.125% Fixed Senior Notes due March 15, 2008 (d)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
6.194% Floating Senior Notes due September 16, 2008 (e)	1,000	―
7.100% Promissory Note due January 5, 2009	65	―
Capital lease obligations	149	98
Fair value adjustments related to interest rate swaps	13	10
Total TCEH	$4,012	$3,036

	September 30, 2007		December 31, 2006
EFC Holdings
7.170% Fixed Senior Debentures due August 1, 2007	$	―	$10
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015		78	85
9.580% Fixed Notes due in semiannual installments through December 4, 2019		62	62
8.254% Fixed Notes due in quarterly installments through December 31, 2021		57	59
6.156% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (e)		1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037		8	8
Unamortized premium		4	5
Total EFC Holdings		210	230

EFH Corp.
6.375% Fixed Senior Notes Series C due January 1, 2008 (d)		200	200
4.800% Fixed Senior Notes Series O due November 15, 2009		1,000	1,000
5.550% Fixed Senior Notes Series P due November 15, 2014		1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024		750	750
6.550% Fixed Senior Notes Series R due November 15, 2034		750	750
8.820% Building Financing due semiannually through February 11, 2022 (f)		88	99
6.860% Floating Convertible Senior Notes due July 15, 2033 (e)		25	25
Fair value adjustments related to interest rate swaps		(66)	(73)
Unamortized discount		(8)	(9)
Total EFH Corp.		3,739	3,742

Oncor
6.375% Fixed Senior Notes due May 1, 2012		700	700
7.000% Fixed Senior Notes due May 1, 2032		500	500
6.375% Fixed Senior Notes due January 15, 2015		500	500
7.250% Fixed Senior Notes due January 15, 2033		350	350
5.000% Fixed Debentures due September 1, 2007		―	200
7.000% Fixed Debentures due September 1, 2022		800	800
6.069% Floating Senior Notes due September 16, 2008 (e)		800	―
Unamortized discount		(16)	(16)
Total Oncor		3,634	3,034

Oncor Transition Bond Company LLC (g)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007		―	8
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010		93	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013		130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015		145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009		131	158
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012		221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016		290	290
Total Oncor Transition Bond Company LLC		1,010	1,074
Total Oncor Consolidated		4,644	4,108

Total EFH Corp. consolidated		12,605	11,116
Less amount due currently		(2,388)	(485)
Total long-term debt		$10,217	$10,631
____________________

(a)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date.  On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect at September 30, 2007. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	These series were redeemed on May 8, 2007 as a result of the suspension of development of eight coal-fueled generation facilities.
(d)	Interest rates swapped to variable on entire principal amount at September 30, 2007.
(e)	Interest rates in effect at September 30, 2007.
(f)	EFH Corp. and TCEH replaced their guarantees of this financing with a $144 million letter of credit in June 2007, which has since been reduced to $135 million.
(g)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-related Activity in 2007— See Note 16 for debt-related activity in connection with the Merger.

In September 2007, EFH Corp. commenced offers to purchase and consent solicitations with respect to $1.0 billion in aggregate principal amount of EFH Corp.’s outstanding 4.80% Series O Senior Notes due 2009, $250 million in aggregate principal amount of TCEH’s outstanding 6.125% Senior Notes due 2008 and $1.0 billion in aggregate principal amount of TCEH’s outstanding 7.000% Senior Notes due 2013.  On October 11, 2007, EFH Corp. purchased an aggregate of $996 million, $247 million and $995 million of these notes, respectively.  On October 24, 2007, EFH Corp. purchased an additional aggregate principal amount of $770,000, $25,000 and $436,000 of these notes, respectively.

In September 2007, subsidiaries of EFH Corp. acquired certain assets of Alcoa Inc. relating to the operation of a lignite mine near Sandow, including partial ownership of the lignite reserves in the mine, for a purchase price of $135 million, including cash of $70 million and a promissory note of $65 million due January 5, 2009 at a fixed interest rate of 7.100%, which has been reported as long-term debt.  The EFH Corp. subsidiaries have assumed responsibility for all mining operations.  In addition, in August 2007, a subsidiary of EFH Corp. acquired the ownership of certain other lignite interests in the mine for approximately $52 million in cash.  The mine provides fuel for the existing Sandow generation unit and will provide fuel for the Sandow unit under construction upon its completion.

In September 2007, TCEH refinanced an existing lease of rail cars, which had been accounted for as an operating lease, with a lease with another party that has been accounted for as a capital lease, resulting in a liability of $52 million reported as long-term debt.

In May 2007, TCEH redeemed at par the Sabine River Authority of Texas Series 2006A and 2006B pollution control revenue bonds with aggregate principal amounts of $47 million and $46 million, respectively, and the Trinity River Authority of Texas Series 2006 pollution control revenue bonds with an aggregate principal amount of $50 million.  All three bond series were issued in conjunction with the development of eight coal-fueled generation units, which has been canceled.  Restricted cash retained upon issuance of the bonds was used to fund substantially all of the redemption amounts.

In March 2007, TCEH and Oncor issued floating rate senior notes with an aggregate principal amount of $1.0 billion and $800 million, respectively, with a floating rate based on LIBOR plus 50 basis points for TCEH and 37.5 basis points for Oncor.  The notes were to mature in September 2008, but in accordance with their terms, were redeemed upon consummation of the Merger.

Fair Value Hedges — EFH Corp. uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt.  At September 30, 2007, $450 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008.  These swaps qualified for and were designated as fair value hedges in accordance with SFAS 133 (under the short-cut method as the conditions for assuming no ineffectiveness are met).  Interest rate swaps related to $1.85 billion principal amount of debt were dedesignated as fair value hedges in January 2007.  Offsetting swap positions were entered into and both the original swaps and offsetting positions are subsequently being marked-to-market in net income.

Long-term debt fair value adjustments —

Nine months Ended September 30, 2007
Long-term debt fair value adjustments related to interest rate swaps at beginning of period ― net reduction in debt carrying value	$(63)
Fair value adjustments during the period	5
Recognition of net gains on settled fair value hedges (a)	(2)
Recognition of net losses on dedesignated fair value hedges (b)	7
Long-term debt fair value adjustments at end of period ― net reduction in debt carrying value (net out-of-the-money value of swaps)	$(53)
______________

(a)	Net value of settled in-the-money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amount is pretax.
(b)	Net value of dedesignated out-of-the money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amount is pretax.

Any changes in unsettled swap fair values of active positions reported as fair value adjustments to debt amounts are offset by changes in commodity and other derivative contractual assets and liabilities.

10.           COMMITMENTS AND CONTINGENCIES

Generation Development

Subsidiaries of EFH Corp. have executed EPC agreements for the development of three lignite coal-fueled generation units in Texas.  Such subsidiaries or the EPC contractors have placed orders for critical long lead-time equipment, including boilers, turbine generators and air quality control systems for the two units at Oak Grove and one unit at Sandow, and construction of the three units is underway.

In September 2007, a subsidiary of EFH Corp. acquired from Alcoa Inc. the air permit related to the Sandow facility that had been previously issued by the TCEQ.  Although a federal district court judge approved a settlement pursuant to which EFH Corp. acquired the permit, environmental groups opposed to the settlement have appealed the decision to the Fifth Circuit Court of Appeals.  There can be no assurance that the outcome of this matter would not result in an adverse impact on the project.

A subsidiary of EFH Corp. has received the air permit for the Oak Grove units, which was approved by the TCEQ in June 2007.  However, the air permit is the subject of an appeal and litigation as discussed below under “Litigation.”

Construction work-in-process assets balances for the three generation units totaled approximately $1.7 billion as of September 30, 2007.  If construction-related agreements for the three generation units had been canceled as of that date, subsidiaries of EFH Corp. would have incurred an estimated termination obligation of up to approximately $300 million.  This estimated gross cancellation exposure of approximately $2.0 billion at September 30, 2007 excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for these projects.

Litigation

An administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas to a subsidiary of EFH Corp. was filed on September 7, 2007 in the State District Court of Travis County, Texas.  Plaintiffs ask that the District Court reverse TCEQ's approval of the Oak Grove air permit; TCEQ’s adoption and approval of the TCEQ Executive Director's Response to Comments; and remand the matter back to TCEQ for further proceedings.  In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings.  Finally, the plaintiffs in these two additional lawsuits have filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to SOAH for further proceedings.  EFH Corp. believes the Oak Grove air permit granted by the TCEQ is protective of the environment and that the application for and the processing of the air permit by the TCEQ was in accordance with law.  There can be no assurance that the outcome of these matters would not result in an adverse impact on the project.

On December 1, 2006, a lawsuit was filed in the United States District Court for the Western District of Texas against Luminant Generation Company LLC (then known as TXU Generation Company LP), Oak Grove Management Company, LLC and EFH Corp. (then known as TXU Corp.).  The complaint sought declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation facility in Robertson County, Texas.  The plaintiffs allege violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and sought to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant.  The complaint also asserted that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions from the Oak Grove plant.  Plaintiffs further requested that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment.  EFH Corp. believes the Oak Grove air permit granted by the TCEQ on June 13, 2007 is protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law.  EFH Corp. and the other defendants filed a Motion to Dismiss the litigation, which was granted by the District Court on May 21, 2007.  The Plaintiffs have appealed the District Court’s dismissal of the case to the Fifth Circuit Court of Appeals.  EFH Corp. believes the District Court properly granted the Motion to Dismiss and while EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation in the event the Fifth Circuit Court of Appeals reverses the District Court, EFH Corp. maintains that the claims made in the complaint are without merit.  Accordingly, EFH Corp. intends to vigorously defend the appeal and this litigation in the event the Fifth Circuit reverses the District Court.

Two putative class and derivative lawsuits and one derivative lawsuit were filed in the United States District Court, Northern District of Texas, Dallas Division in March 2007 against the former directors of EFH Corp., EFH Corp. (then known as TXU Corp.), as a nominal defendant, and the Sponsor Group.  On April 27, 2007, the Plaintiffs filed Amended Complaints asserting only derivative claims against the same defendants.  The lawsuits seek to challenge and enjoin the Merger Agreement.  The cases allege that the former directors abused their ability to control and influence EFH Corp., committed gross mismanagement and violated various fiduciary duties by approving the Merger Agreement and the Sponsor Group aided and abetted that alleged conduct.  The Plaintiffs contend that the former directors violated fiduciary duties owed to shareholders by failing to maximize the value of EFH Corp. and by breaching duties of loyalty and due care by not taking adequate measures to ensure that the interests of shareholders were properly protected.  The Merger Agreement allowed EFH Corp. to solicit other proposals from third parties until April 16, 2007 and the transaction was subject to the approval of EFH Corp.’s former shareholders, which was obtained at the annual meeting of shareholders on September 7, 2007.  Accordingly, EFH Corp. and its former directors filed Motions to Dismiss based on the Plaintiffs’ failure to comply with the provisions of the Texas Business Organizations Code (TBOC) applicable to filing and pursuing derivative proceedings.  The Motions are pending before the Court.

In February and March 2007, three derivative lawsuits were filed in Dallas County state district courts arising out of the Merger Agreement.  The suits, filed by putative shareholders, allege that EFH Corp.'s former directors, named as defendants, breached fiduciary duties owed EFH Corp. by approving the Merger Agreement.  The petitions, now consolidated into one action in the 44th District Court, Dallas County, Texas, include claims that the defendants failed to ensure that the transaction was in the best interest of EFH Corp.; that the former directors participated in a transaction where their loyalties were divided and where they were to receive a personal financial benefit; that such alleged conduct constituted a breach of their duties of care, loyalty, good faith, candor and independence owed to EFH Corp.; and that the Sponsor Group aided and abetted the alleged breaches of fiduciary duties by the directors.  EFH Corp. believes that the Plaintiffs failed to comply with provisions of the TBOC applicable to filing and pursuing derivative proceedings and thus have filed a Motion to Dismiss that is pending before the Court.  Additionally, EFH Corp. has filed a Written Statement with the Court advising that, pursuant to the TBOC, a Derivative Demand Committee of independent and disinterested former members of EFH Corp.'s board of directors has been formed and is engaged in the active review, in good faith, of the allegations in the consolidated derivative lawsuits.  Consequently, EFH Corp. has requested that the Court enforce the automatic and mandatory stay of the proceedings as provided in the TBOC until the Derivative Demand Committee has completed its review.  On May 16, 2007, the parties agreed to stay the consolidated derivative proceeding pending the Derivative Demand Committee’s review of Plaintiffs’ claims in that proceeding.  On May 18, 2007, the Court entered an order staying the action in accordance with Section 21.555 of the TBOC.  On July 18, 2007, EFH Corp. filed a Written Statement pursuant to TBOC Section 21.555(c) and an Application for Additional Stay informing the District Court that the Derivative Demand Committee was continuing its active review, in good faith, of the allegations set forth in the derivative lawsuits and accordingly requested an extension of the order staying the action through August 31, 2007.  No further action has been taken by the parties, and the Court has not yet ruled upon the Written Statement and Application, given the memorandum of understanding executed by the parties on July 23, 2007 as described below.

In February and March 2007 eight lawsuits were filed in state district court in Dallas County, Texas by putative shareholders against the former directors of EFH Corp., EFH Corp. (then known as TXU Corp.), the Sponsor Group, and certain financial entities, asserting claims on behalf of former owners of shares of EFH Corp. common stock as well as seeking to certify a class action on behalf of allegedly similarly situated shareholders.  The lawsuits, which have been consolidated into one action in the 44th District Court, Dallas County, Texas, contend that the former directors of EFH Corp. violated various fiduciary duties owed plaintiffs and other shareholders in connection with the execution of the Merger Agreement and that the Sponsor Group and certain financial entities aided and abetted the alleged breaches of fiduciary duties by the former directors.  Plaintiffs sought to enjoin defendants from consummating the Merger Agreement until such time as a procedure or process was adopted to obtain the highest possible price for shareholders, as well as a request that the Court direct the preclosing officers and directors of EFH Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of EFH Corp. shareholders.  The consolidated suit includes claims that the former directors failed to take steps to properly value or maximize the value of EFH Corp. and breached their duties of loyalty, good faith, candor and independence owed to former EFH Corp. shareholders.  The Merger Agreement allowed EFH Corp. to solicit other proposals from third parties until April 16, 2007 and was subject to the approval of EFH Corp.’s former shareholders, which was obtained at the annual meeting of shareholders on September 7, 2007.  The consolidated suit purports to assert claims by shareholders directly against the directors.  EFH Corp. believes that Texas law does not recognize such a cause of action.  Consequently, EFH Corp. and its former directors filed a Motion to Dismiss.  On May 25, 2007, the Court granted the Motion and dismissed the consolidated putative class action suit with prejudice.  On May 31, 2007, Plaintiffs moved for reconsideration of the May 25 Order dismissing the action; however, Plaintiffs subsequently withdrew this motion.

On July 19, 2007, a putative class action lawsuit was filed in the United States District Court, Northern District of Texas, Dallas Division by a putative shareholder against EFH Corp. (then known as TXU Corp.) and its former directors asserting a claim under Section 14(a) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, asserting that the preliminary proxy statement of EFH Corp. filed June 14, 2007 fails to adequately describe the relevant facts and circumstances regarding the Merger as well as seeking to certify the litigation as a class action on behalf of allegedly similarly situated shareholders.  EFH Corp. has not yet responded to this litigation and, as described below, on July 23, 2007, the Sponsor Group, joined by EFH Corp. for the limited purpose described below, have entered into a memorandum of understanding with plaintiffs that would result in the dismissal of this litigation if the settlement is approved by the courts.  In the event that EFH Corp. is required to respond to this litigation, EFH Corp. will file a Motion to Dismiss based on the fact that this proxy statement clearly and accurately described the information regarding the Merger and the information necessary for a shareholder to evaluate the proposal to approve the Merger Agreement.  EFH Corp. believes the claims made in this litigation are without merit and, therefore, if necessary, EFH Corp. intends to vigorously defend this litigation.

On July 23, 2007, the Sponsor Group, joined by EFH Corp. for the limited purpose described below, executed a memorandum of understanding with the plaintiffs in certain of the lawsuits described above pursuant to which, if approved by the court in which the litigation is pending, to the extent required, all of the litigation related to the Merger will be dismissed with prejudice.  Neither EFH Corp. nor any of its former directors agreed to fund any payment or pay any other consideration under the settlement.  EFH Corp. did agree to make certain revisions to the final proxy statement as part of the agreement between the Sponsor Group and the plaintiffs to settle the litigation and agreed that under certain circumstances the termination fee payable by EFH Corp. under the Merger Agreement would be $925 million rather than $1 billion.  The settlement of the litigation, subject to court approval, will result in a dismissal of all claims against EFH Corp. and its preclosing officers and directors related to the Merger.

On September 6, 2005, a lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against EFH Corp. (then known as TXU Corp.) and C. John Wilder.  The plaintiffs’ amended complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain EFH Corp. securities who tendered such securities in connection with a tender offer conducted by EFH Corp. in 2004.  The amended complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that EFH Corp. management was evaluating whether it should recommend to the board of directors that the board reevaluate EFH Corp.’s dividend policy.  After the tender offer was closed, and consistent with the disclosure, management did make a recommendation to the board to reevaluate the dividend policy and the board elected to increase the quarterly dividend.  The plaintiffs contend that such disclosure in connection with the tender offer was inadequate.  EFH Corp. maintains that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed.  A Motion to Dismiss was filed by the defendants, and the District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice on August 30, 2006.  The plaintiffs filed a timely notice of appeal, and on appeal, the US Fifth Circuit Court of Appeals remanded the dismissal to the District Court in light of the decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd.  While EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation, EFH Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation, including the appeal of the District Court’s order dismissing the litigation.

In November 2002, February 2003 and March 2003, three lawsuits were filed in the US District Court for the Northern District of Texas, Dallas Division, asserting claims under Employee Retirement Income Security Act (ERISA) on behalf of a putative class of participants in and beneficiaries of various employee benefit plans of EFH Corp. (then known as TXU Corp.).  These ERISA lawsuits were consolidated, and a consolidated complaint was filed in February 2004 against EFH Corp., former directors of EFH Corp. serving during the putative class period as well as certain officers of TXU Corp. who were the members of the TXU Thrift Plan Committee.  The plaintiffs seek to represent a class of participants in such employee benefit plans during the period between April 26, 2001 and October 11, 2002.  The plaintiffs filed an initial motion for class certification and, after class certification discovery was completed, the District Court denied plaintiffs’ initial class certification motion without prejudice and granted plaintiffs’ leave to amend their complaint.  Plaintiffs’ second class certification motion, filed on the basis of their amended complaint, was denied, and the case was ordered dismissed without prejudice on September 29, 2005.  The plaintiffs filed an appeal of the dismissal to the Fifth Circuit Court of Appeals.  While on appeal, the matter was referred to the Fifth Circuit’s alternative dispute resolution program and subsequently to mediation.  While mediation was unsuccessful, further discussions led to an agreement in principle to settle this litigation on December 24, 2006 for $7.25 million, before attorneys' fees, to be paid by EFH Corp. to the Thrift Plan pursuant to a Court approved allocation.  A Memorandum of Understanding confirming the agreement in principle was signed on January 24, 2007, and the settlement is in the process of being confirmed with final settlement documents after which the settlement will be submitted to the District Court for approval.  EFH Corp. believes the claims are without merit and, in the event the settlement is not approved, intends to vigorously defend the lawsuit, including the appeal.  EFH Corp. is, however, unable to estimate any possible loss or predict the outcome of this action in the event the District Court rejects the settlement, the Fifth Circuit reverses the dismissal and remands the case to the District Court or the suit is refiled by the plaintiffs or others seeking to assert similar claims.

In October, November and December 2002 and January 2003, a number of lawsuits were filed against EFH Corp. (then known as TXU Corp.) and certain of its former officers and directors.  These lawsuits were consolidated and lead plaintiffs were appointed by the District Court.  The consolidated complaint alleged violations of the Securities Exchange Act of 1934, as amended, Rule 10b-5 and the Securities Act of 1933, as amended.  On January 20, 2005, EFH Corp. executed a memorandum of understanding settling this litigation.  After preliminary certification of a settlement class and notice to such class, the District Court conducted a hearing and thereafter on November 8, 2005 granted final approval of the settlement.  Certain members of the settlement class who objected to the settlement appealed the orders approving the settlement to the Fifth Circuit Court of Appeals.  The appeal was dismissed on June 11, 2007 and as a result, the District Court's Judgment is final and not subject to further appeal.

Regulatory Investigations

In March 2007, the PUCT issued a Notice of Violation (NOV) stating that the PUCT Staff was recommending an enforcement action, including the assessment of administrative penalties, against EFH Corp. and certain affiliates for alleged market power abuse by its power generation affiliates and Luminant Energy in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005.  In September 2007, the PUCT issued a revised NOV in which the proposed administrative penalty amount was reduced from $210 million to $171 million.  The revised NOV was necessary, according to the PUCT Staff, to correct calculation errors in the initial NOV.  As revised, the NOV is premised upon the PUCT Staff's allegation that Luminant Energy's bidding behavior was not competitive and increased market participants' costs of balancing energy by approximately $57 million, including approximately $19 million in incremental revenues to EFH Corp.  A hearing requested by Luminant Energy to contest the alleged occurrence of a violation and the amount of the penalty in the NOV has been scheduled to start in April 2008.  EFH Corp. believes Luminant Energy's conduct during the period in question was consistent with the PUCT's rules and policies, and no market power abuse was committed.  EFH Corp. is vigorously contesting the NOV.  EFH Corp. is unable to predict the outcome of this matter.

EFH Corp. and Luminant Energy have taken actions to reduce the risk of future similar allegations related to the balancing energy segment of the ERCOT wholesale market, including working with the PUCT Staff and the PUCT's independent market monitor to develop a voluntary mitigation plan for approval by the PUCT.  Luminant Energy has submitted a voluntary mitigation plan that was approved by the PUCT in July 2007.  The PUCT’s approval action has been challenged by some other market participants on procedural grounds, and the initial ruling of the Texas District Court has upheld that challenge.  EFH Corp. cannot predict whether the PUCT will appeal that ruling or be successful in any such appeal.

As previously disclosed, the PUCT Staff had been investigating TXU Energy with respect to the renewal process for certain small and medium business customers on term service plans.  The investigation did not involve residential customers.  In June 2007, TXU Energy reached a settlement agreement with the Staff of the PUCT that was approved by the PUCT in July 2007.  While TXU Energy expressly denies any violations of rules, it paid the PUCT a $5 million settlement as a compromise in this dispute.

Other Proceedings

In addition to the above, EFH Corp. and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Guarantees

Overview — As discussed below, EFH Corp. and its subsidiaries have entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions.  Guarantees issued or modified after December 31, 2002 are subject to the recognition and initial measurement provisions of FIN 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Disposed TXU Gas operations — In connection with the TXU Gas transaction in October 2004, EFH Corp. agreed to indemnify Atmos Energy Corporation for certain qualified environmental claims arising in relation to the assets acquired by Atmos Energy Corporation.  This environmental indemnity expired on October 1, 2007.  In addition, until October 1, 2014, EFH Corp. agreed to indemnify Atmos Energy Corporation for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters.  The maximum aggregate amount that EFH Corp. may be required to pay is $1.9 billion.  To date, EFH Corp. has not been required to make any payments to Atmos Energy Corporation under any of these indemnity obligations, and no such payments are currently anticipated.

In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is guaranteed by TXU Gas through 2008.  The maximum contingent liability under the guarantee is approximately $118 million.  No claims have been asserted under the guarantee, and none are currently anticipated.  EFH Corp. retains this contingent liability under the terms of the TXU Gas transaction agreement.

Residual value guarantees in operating leases — EFH Corp. or a subsidiary is the lessee under various operating leases that guarantee the residual values of the leased facilities.  At September 30, 2007, the aggregate maximum amount of residual values guaranteed was approximately $98 million with an estimated residual recovery of approximately $95 million.  These leased assets consist primarily of mining equipment, rail cars and vehicles.  The average life of the lease portfolio is approximately four years.  A significant portion of the maximum guarantee amount relates to leases entered into prior to December 31, 2002.  See Note 9 regarding the refinancing of an operating lease of certain rail cars.

Indebtedness guarantee— In 1990, EFC Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities.  The indebtedness is included in long-term debt reported in the consolidated balance sheet.  EFC Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness.  EFC Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by EFC Holdings.  At September 30, 2007, the balance of the indebtedness was $119 million with maturities of principal and interest extending to December 2021.  The indebtedness is secured by a lien on the purchased facilities.

Letters of Credit

At September 30, 2007, TCEH had outstanding letters of credit under its revolving credit facilities in the amount of $603 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions, and $43 million for miscellaneous credit support requirements.

At September 30, 2007, TCEH had outstanding letters of credit under its revolving credit facilities totaling $455 million to support floating rate pollution control revenue bond debt of $446 million principal amount.  The letters of credit are available to fund the payment of such debt obligations and expire in 2009.

At September 30, 2007, TCEH had outstanding letters of credit under its revolving credit facilities totaling $77 million to support mining reclamation activities and certain collection agent activities performed for REPs in EFH Corp.'s historical service territory.

EFH Corp. and TCEH have previously guaranteed the obligations under the lease agreement for EFH Corp.’s current headquarters building.  These obligations include future undiscounted base rent payments.  As a result of the March 2007 downgrade by S&P of TCEH's credit rating to below investment grade, TCEH has provided a $135 million letter of credit to replace EFH Corp.’s and its guarantees of these obligations.

Security Interest

A first-lien security interest was placed on the two lignite/coal-fueled generation units at TCEH's Big Brown plant to support commodity hedging transactions entered into by TXU Generation Development.  At September 30, 2007, the lien secured obligations related to hedging transactions of TXU Generation Development for an aggregate of 1.2 billion MMBtu of natural gas, and there was no remaining lien capacity under this lien structure.  In connection with the closing of the Merger, the hedge transactions were transferred to TCEH and became secured by a first-lien security interest in substantially all of the assets of TCEH and its subsidiaries, and the prior lien on the Big Brown plant was released.  See Note 16.

11.           SHAREHOLDERS’ EQUITY

Declaration of Dividend — At its August 2007 meeting, the Board of Directors of EFH Corp. declared a quarterly dividend of $0.4325 per share, which was paid October 1, 2007 to shareholders of record on September 7, 2007.  At its May 2007 meeting, the Board of Directors of EFH Corp. declared a quarterly dividend of $0.4325 per share, which was paid on July 2, 2007 to shareholders of record on June 1, 2007.  At its February 2007 meeting, the Board of Directors of EFH Corp. declared a quarterly dividend of $0.4325 per share, which was paid on April 2, 2007 to shareholders of record on March 2, 2007.

Dividend Restrictions — At September 30, 2007, there were no significant restrictions on the payment of regular quarterly common stock dividends, except that the Merger Agreement prohibited EFH Corp. from increasing the regular quarterly common stock dividend to an amount greater than $0.4325 per share without the prior approval of the Sponsor Group.

Common Stock Repurchase— Under a prior authorization of the board of directors, EFH Corp. repurchased 45 thousand shares and 197 thousand shares in the three and nine month periods ended September 30, 2007, respectively.  The Merger Agreement generally prohibited EFH Corp. from making common stock repurchases without the prior approval of the Sponsor Group.

Shareholders’ Equity — The following table presents the changes to shareholders’ equity during the nine months ended September 30, 2007:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2006	$5	$1,104	$622	$409	$2,140
Common stock issuances	─	1	─	─	1
Common stock repurchases	─	(13)	─	─	(13)
Net effects of cash flow hedges	─	─	─	(375)	(375)
Reclassification of pension and other retirement benefit costs	─	─	─	6	6
Dividends	─	─	(596)	─	(596)
Net income	─	─	615	─	615
Effect of adoption of FIN 48	─	─	33	─	33
Effects of stock-based incentive compensation plans (a)	─	(66)	─	─	(66)
Excess tax benefit on stock-based compensation	─	82	─	─	82
Cost of Thrift Plan shares issued by LESOP trustee	─	8	─	─	8
Effects of executive deferred compensation plan	─	11	─	─	11
Other	─	(1)	2	─	1
Balance at September 30, 2007	$5	$1,126	$676	$40	$1,847
_______________

(a)	Includes $93 million in settlements of minimum withholding tax liabilities.

12.           COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table breaks down commodity and other derivative contractual assets and liabilities as presented in the balance sheet into the two major components:
	September 30, 2007
	Commodity contracts	Cash flow hedges and other derivatives	Netting adjustments (a)	Total

Assets:
Current assets	$249	$350	$(184)	$415
Noncurrent assets	46	113	(69)	90
Total	$295	$463	$(253)	$505

Liabilities:
Current liabilities	$338	$17	$(184)	$171
Noncurrent liabilities	864	81	(69)	876
Total	$1,202	$98	$(253)	$1,047

Net assets (liabilities)	$(907)	$365	$ ─	$(542)

	December 31, 2006
	Commodity contracts	Cash flow hedges and other derivatives	Netting adjustments (a)	Total

Assets:
Current assets	$276	$698	$(24)	$950
Noncurrent assets	162	248	(65)	345
Total	$438	$946	$(89)	$1,295

Liabilities:
Current liabilities	$278	$39	$(24)	$293
Noncurrent liabilities	183	73	(65)	191
Total	$461	$112	$(89)	$484

Net assets (liabilities)	$(23)	$834	$ ─	$811
______________
(a)	Represents the effects of netting assets and liabilities at the counterparty agreement level.

Commodity Contract Assets and Liabilities — Commodity contract assets and liabilities primarily represent mark-to-market values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133.

Current and noncurrent commodity contract assets are stated net of applicable credit (collection) and performance reserves totaling $10 million and $9 million at September 30, 2007 and December 31, 2006, respectively.  Performance reserves are provided for direct, incremental costs to settle the contracts.

Commodity contract liabilities at September 30, 2007 include the initial $235 million out-of-the-money value of a multi-year power sales agreement entered into with Alcoa Inc. in the third quarter of 2007.  The sales agreement was entered into concurrently with the transfer of an air permit from Alcoa Inc. to an EFH Corp. subsidiary as well as other agreements with Alcoa Inc. that provide, among other things, access to real property and a supply of lignite fuel, all of which provides considerable value to EFH Corp. by providing the right and ability to develop, construct and operate a new lignite coal-fueled generation unit at Sandow.  In consideration of this right and ability, the initial out-of-the-money value of the sales agreement, as well as a $29 million out-of-the-money value of a related interim power sales agreement entered into in late 2006, were recorded as part of the construction work-in-process asset balance for the Sandow unit.  Subsequent changes in the fair value of the contracts will be marked-to-market in net income.

Commodity contract assets/liabilities at September 30, 2007 include liabilities arising from "day one" losses of $222 million associated with contracts entered into in the first nine months of 2007 at below market prices.  Essentially all of this amount represents losses associated with transactions using natural gas financial instruments intended to economically hedge exposure to future changes in electricity prices.  The losses were recorded as a reduction of revenues, consistent with other mark-to-market gains and losses, and were included in the results of the Competitive Electric segment.

Commodity contract assets/liabilities at September 30, 2007 include an asset arising from a "day one" gain of $30 million associated with a long-term power purchase agreement entered into in the second quarter of 2007.  The gain was recorded as an increase to revenues, consistent with other mark-to-market gains and losses, and was included in the results of the Competitive Electric segment.

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

A summary of cash flow hedge and other derivative assets and liabilities follows:

	September 30, 2007	December 31, 2006

Current and noncurrent assets:
Commodity-related cash flow hedges	$433	$933
Debt-related interest rate swaps	15	4
Other	15	9
Total	$463	$946

Current and noncurrent liabilities:
Commodity-related cash flow hedges	$15	$23
Debt-related interest rate swaps	83	89
Total	$98	$112

The above amounts include values of contracts that have been dedesignated as cash flow hedges.  Subsequent to such dedesignation, changes in value of the contracts are reflected in commodity contract assets and liabilities.

Other Cash Flow Hedge Information — EFH Corp. experienced cash flow hedge ineffectiveness of zero and $114 million in net gains for the three and nine month periods ended September 30, 2007, respectively.  For the corresponding periods of 2006, the amounts were $153 million and $281 million in net gains, respectively.  These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period.  Such net unrealized effect totaled $2 million in net losses and $92 million in net gains for the three and nine month periods ended September 30, 2007, respectively, and $157 million and $301 million in net gains for the three and nine month periods ended September 30, 2006, respectively.

As of September 30, 2007, commodity positions accounted for as cash flow hedges, which represent a small portion of economic hedge positions, reduce exposure to variability of future cash flows from future revenues or purchases through 2010.

Cash flow hedge amounts reported in the Condensed Statements of Consolidated Comprehensive Income exclude net gains and losses associated with cash flow hedges entered into and settled within the periods presented.  These amounts totaled $2 million and $18 million in after-tax net losses for the three and nine month periods ended September 30, 2007, respectively, and $12 million in after-tax net losses and $6 million in after-tax net gains for the three and nine month periods ended September 30, 2006, respectively.

As of September 30, 2007, EFH Corp. expects that $45 million of after-tax net gains related to cash flow hedges included in accumulated other comprehensive income would have been reclassified into net income during the next twelve months as the related hedged transactions affect net income.  Of this amount, $51 million in gains relate to commodity hedges and $6 million in losses are associated with debt-related hedges.  However, in connection with application of purchase accounting related to the Merger, amounts deferred in accumulated other comprehensive income are expected to be eliminated as part of the purchase price allocation of EFH Corp.

13.           PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three and nine months ended September 30, 2007 and 2006 are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net pension costs:
Service cost	$10	$10	$30	$31
Interest cost	36	34	107	102
Expected return on assets	(39)	(37)	(118)	(110)
Prior service cost	─	1	1	2
Net loss	5	8	15	24
Net pension cost	12	16	35	49
Components of net OPEB costs:
Service cost	3	4	9	10
Interest cost	14	15	41	45
Expected return on assets	(5)	(6)	(15)	(16)
Net transition obligation	─	─	1	1
Prior service cost	─	(1)	(2)	(3)
Net loss	3	8	16	23
Net OPEB costs	15	20	50	60

Net pension and OPEB costs	27	36	85	109
Less amounts deferred principally as a regulatory asset or property	(15)	(20)	(44)	(61)
Net amounts recognized as expense	$12	$16	$41	$48

The discount rate reflected in net pension and OPEB costs in 2007 is 5.90%.  The expected rate of return on plan assets reflected in the 2007 cost amounts is 8.75% for the pension plan and 8.67% for the OPEB plan.

In accordance with accounting rules under SFAS 158, following is the detail of amounts reclassified from accumulated other comprehensive income (AOCI) to net pension and OPEB costs for the three months and nine months ended September 30, 2007, respectively:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Pension Plan	OPEB Plan	Total	Pension Plan	OPEB Plan	Total
Net transition obligation	$ ─	$ ─	$ ─	$ ─	$1	$1
Prior service cost	─	─	─	1	(2)	(1)
Net loss	5	3	8	15	16	31
Total	5	3	8	16	15	31
Less amounts related to a regulatory asset	(4)	(3)	(7)	(12)	(10)	(22)
Net pretax amounts reclassified from AOCI	$1	$ ─	$1	$4	$5	$9
EFH Corp. expects to make a $1 million required contribution to its pension plan in the fourth quarter of 2007.

14.           SEGMENT INFORMATION

EFH Corp.'s operations are aligned into two reportable business segments:  Competitive Electric and Regulated Delivery.  The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

The Competitive Electric segment is engaged in competitive market activities consisting of electricity generation, retail electricity sales to residential and business customers, wholesale energy sales and purchases, commodity risk management and trading activities as well as the development and construction of new generation facilities, all largely in Texas.  These activities are conducted principally by subsidiaries of TCEH.  The results of this segment also include equipment salvage and resale activities related to the eight canceled coal-fueled generation units and the activities of a lease trust holding certain combustion turbines.

The Regulated Delivery segment is engaged in regulated electricity transmission and distribution operations in Texas.  These activities are conducted by Oncor, including its wholly-owned bankruptcy-remote financing subsidiary, and also include certain revenues and costs associated with broadband-over-powerlines equipment installation.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued operations, general corporate expenses, interest on EFH Corp. and EFC Holdings debt and activities involving mineral interest holdings.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 in the 2006 Form 10-K.  EFH Corp. evaluates performance based on income from continuing operations.  EFH Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Competitive Electric	$3,034	$3,148	$6,017	$7,507
Regulated Delivery	712	708	1,919	1,874
Corporate and Other	13	13	35	35
Eliminations	(314)	(359)	(835)	(935)
Consolidated	$3,445	$3,510	$7,136	$8,481

Regulated revenues included in operating revenues:
Competitive Electric	$ ─	$ ─	$ ─	$ ─
Regulated Delivery	712	708	1,919	1,874
Corporate and Other	─	─	─	─
Eliminations	(300)	(344)	(797)	(894)
Consolidated	$412	$364	$1,122	$980

Affiliated revenues included in operating revenues:
Competitive Electric	$3	$3	$5	$6
Regulated Delivery	300	344	797	894
Corporate and Other	11	12	33	35
Eliminations	(314)	(359)	(835)	(935)
Consolidated	$ ─	$ ─	$ ─	$ ─

Income (loss) from continuing operations:
Competitive Electric	$946	$900	$604	$1,879
Regulated Delivery	124	131	264	282
Corporate and Other	(91)	(47)	(277)	(165)
Consolidated	$979	$984	$591	$1,996

15.           SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Regulated	$712	$708	$1,919	$1,874
Unregulated	3,047	3,161	6,052	7,542
Intercompany sales eliminations – regulated	(300)	(344)	(797)	(894)
Intercompany sales eliminations – unregulated	(14)	(15)	(38)	(41)
Total operating revenues	3,445	3,510	7,136	8,481
Costs and operating expenses:
Fuel, purchased power costs and delivery fees – unregulated (a)	882	1,002	2,286	2,182
Operating costs – regulated	214	194	616	579
Operating costs – unregulated	136	140	449	439
Depreciation and amortization – regulated	119	128	353	359
Depreciation and amortization – unregulated	90	88	259	269
Selling, general and administrative expenses – regulated	43	43	131	132
Selling, general and administrative expenses – unregulated	186	168	543	450
Franchise and revenue-based taxes – regulated	69	71	190	189
Franchise and revenue-based taxes – unregulated	24	31	79	87
Other income	(20)	(36)	(65)	(91)
Other deductions	10	23	901	244
Interest income	(19)	(10)	(53)	(30)
Interest expense and related charges	226	209	644	640
Total costs and operating expenses	1,960	2,051	6,333	5,449
Income from continuing operations before income taxes	$1,485	$1,459	$803	$3,032
_______________
(a)
Includes unregulated cost of fuel consumed of $358 million and $317 million for the three months ended September 30, 2007 and 2006, respectively, and $835 million and $732 million for the nine months ended September 30, 2007 and 2006, respectively.  The balance represents energy purchased for resale and delivery fees net of intercompany eliminations.

The operations of the Competitive Electric segment are included above as unregulated as the Texas wholesale and retail electricity markets are open to competition.  However, retail pricing to residential customers in the historical service territory was subject to certain price controls until December 31, 2006.

Interest Expense and Related Charges ─

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest	$249	$217	$701	$655
Amortization of debt discounts, premiums and issuance costs	6	4	18	12
Capitalized interest, including debt portion of allowance for borrowed funds used during construction	(29)	(12)	(75)	(27)
Total interest expense and related charges	$226	$209	$644	$640

Restricted Cash—
	Balance Sheet Classification
	At September 30, 2007		At December 31, 2006
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets

Pollution control revenue bond funds held by trustee (See Note 9)	$ ─	$49	$ ─	$241
Amounts related to securitization (transition) bonds	66	17	55	17
All other	─	─	3	─
Total restricted cash	$66	$66	$58	$258

Inventories by Major Category—
	September 30, 2007	December 31, 2006
Materials and supplies	$187	$189
Fuel stock	96	94
Natural gas in storage	67	75
Environmental energy credits and emission allowances	46	25
Total inventories	$396	$383

Investments ─
	September 30, 2007	December 31, 2006

Nuclear decommissioning trust	$487	$447
Assets related to employee benefit plans, principally employee savings programs	208	197
Land	36	36
Note receivable from Capgemini	25	25
Investment in unconsolidated affiliates	2	3
Wind investment project	3	─
Miscellaneous other	3	4
Total investments	$764	$712

    Property, Plant and Equipment ─ As of September 30, 2007 and December 31, 2006, property, plant and equipment of $20.2 billion and $18.8 billion, respectively, is stated net of accumulated depreciation and amortization of $12.6 billion and $12.4 billion, respectively.

Asset Retirement Obligations —These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs.  There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of Oncor’s rate setting.

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the consolidated balance sheet, during the nine months ended September 30, 2007:

Asset retirement liability at December 31, 2006	$585
Additions:
Accretion	28
Reductions:
Mining reclamation cost adjustments	(2)
Mining reclamation payments	(18)
Asset retirement liability at September 30, 2007	$593

Intangible Assets —Intangible assets other than goodwill are comprised of the following:

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$443	$360	$83	$423	$339	$84
Land easements	181	67	114	180	65	115
Total	$624	$427	$197	$603	$404	$199

    Aggregate EFH Corp. amortization expense for intangible assets for the three months ended September 30, 2007 and 2006 totaled $8 million and $13 million, respectively.  Aggregate EFH Corp. amortization expense for intangible assets for the nine months ended September 30, 2007 and 2006 totaled $23 million and $31 million, respectively.  At September 30, 2007, the weighted average remaining useful lives of capitalized software and land easements were six years and 69 years, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows:

Year	Amortization Expense

2007	$35
2008	34
2009	22
2010	12
2011	7

Goodwill (net of accumulated amortization) as of September 30, 2007 and December 31, 2006 totaled $542 million with $517 million at TCEH and $25 million at Oncor.

Regulatory Assets and Liabilities —

	September 30, 2007	December 31, 2006
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$1,208	$1,316
Employee retirement costs	452	461
Storm-related service recovery (self-insurance reserve) costs	154	138
Securities reacquisition costs	106	112
Recoverable deferred income taxes — net	86	90
Employee severance costs	44	44
Total regulatory assets	2,050	2,161

Regulatory liabilities
Investment tax credit and protected excess deferred taxes	56	63
Over-collection of securitization (transition) bond revenues	38	34
Nuclear decommissioning cost over-recovery	31	17
Other regulatory liabilities	21	19
Total regulatory liabilities	146	133

Net regulatory assets	$1,904	$2,028

Regulatory assets totaling $121 million have been reviewed and approved by the PUCT and are earning a return.  The unamortized amounts of these regulatory assets reflected in the above table totaled $96 million at September 30, 2007 and $100 million at December 31, 2006.  The assets that have been approved by the PUCT and are not earning a return totaled $1.238 billion at September 30, 2007 and $1.343 billion at December 31, 2006, and have a remaining recovery period of nine to 44 years, including the regulatory assets securitized by transition bonds that have a remaining recovery period of nine years.

Supplemental Cash Flow Information —
	Nine Months Ended September 30,
	2007	2006
Cash payments related to continuing operations:
Interest (net of amounts capitalized)	$575		$608
Income taxes	$270		$50
Noncash investing and financing activities:
Out-of-the-money values of power sales agreements (see Note 12)	$264	$	―
Noncash construction activity	$206		$165
Promissory note issued in conjunction with acquisition of
mining-related assets	$65	$	―
Capital lease related to railcars	$52	$	―

16.           SUBSEQUENT EVENTS

Overview

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub.  As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group, and substantially all of the outstanding shares of common stock of EFH Corp. (formerly TXU Corp.) were converted into the right to receive $69.25 per share.

The aggregate purchase price paid for all of the equity securities of TXU Corp. (on a fully-diluted basis) was approximately $32.4 billion, which was funded by equity financing from the Sponsor Group and certain other investors and by the debt financings described below.  These debt financings also funded the repayment of existing credit facilities and the debt that was redeemed or repurchased as discussed below.  The purchase price is exclusive of costs directly associated with the Merger, including legal, consulting and other professional service fees and certain effects of the proposed regulatory settlement discussed below.

The Merger is being accounted for under the purchase method of accounting whereby the total cost of the transaction is being allocated to EFH Corp.'s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired is recorded as goodwill.  The allocation of the purchase price to the net assets of EFH Corp. and the resulting goodwill determination are not yet final.  The allocation is expected to result in a significant amount of goodwill, an increase in the carrying value of property, plant and equipment and deferred income tax liabilities as well as new identifiable intangible assets and liabilities.  Reported earnings in the future will reflect increases in interest, depreciation and amortization expenses.

TCEH Senior Secured Facilities

Overview - In connection with the Merger, TCEH has entered into a credit agreement that provides senior secured financing of $24.5 billion plus the amount of the TCEH Commodity Collateral Posting Facility (as defined below) (the TCEH Senior Secured Facilities), consisting of:

•	a senior secured initial term loan facility in an aggregate principal amount of $16.45 billion (the TCEH Initial Term Loan Facility);
•
a senior secured delayed draw term loan facility in an aggregate principal amount of $4.1 billion, of which $2.15 billion was drawn at the closing of the Merger (the TCEH Delayed Draw Term Loan Facility);

•	a senior secured letter of credit facility in an aggregate principal amount of $1.25 billion (the TCEH Letter of Credit Facility);
•
a senior secured revolving credit facility in an aggregate principal amount of $2.7 billion, which includes capacity available for letters of credit and for borrowings on same-day notice (the TCEH Revolving Facility); and

•
a senior secured cash posting credit facility  that is expected to fund the cash posting requirements for a significant portion of TCEH’s long-term hedging program that is not otherwise secured by means of a first lien under the security arrangements described below (the TCEH Commodity Collateral Posting Facility).  The amount drawn on the TCEH Commodity Collateral Posting Facility on October 10, 2007 was $382 million.

Interest Rates and Fees - Loans under the TCEH Senior Secured Facilities (other than the TCEH Commodity Collateral Posting Facility) bear interest at per annum rates equal to, at TCEH’s option, (i) adjusted LIBOR plus 3.50% or (ii) a base rate (the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 0.50%) plus 2.50%. There is a margin adjustment mechanism in relation to term loans, revolving loans and letter of credit fees commencing after delivery of the financial statements for the first quarter ending March 31, 2008, under which the applicable margins may be reduced based on the achievement of certain leverage ratio levels.

A commitment fee is payable quarterly in arrears and upon termination of the TCEH Revolving Facility at a rate per annum equal to 0.50% of the average daily unused portion of such facility.  The commitment fee will be subject to reduction, commencing after delivery of the financial statements for the first quarter ending March 31, 2008, based on the achievement of certain leverage ratio levels.

With respect to the TCEH Delayed Draw Term Loan Facility, a commitment fee is payable quarterly in arrears and upon termination on the undrawn portion of the commitments of such facility at a rate per annum equal to, prior to the first anniversary of October 10, 2007, 1.25% per annum, and thereafter, 1.50% per annum.

Letter of credit fees under the TCEH Revolving Facility are payable quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR under the TCEH Revolving Facility, less the issuing bank’s fronting fee.

TCEH will pay a fixed quarterly maintenance fee through maturity for having procured the TCEH Commodity Collateral Posting Facility regardless of actual borrowings under the facility.  In addition, TCEH will pay interest at LIBOR on actual borrowed amounts under the TCEH Commodity Collateral Posting Facility which will be offset by interest earned on collateral deposits to counterparties, thereby making this facility largely a fixed cost facility regardless of utilization.

Interest Rate Swaps– In late October 2007, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $9.0 billion of senior secured term loans of TCEH was exchanged for interest payments at a fixed rate of 8.309% for $7.5 billion through October 2014 and 8.169% for $1.5 billion through October 2012.

Guarantees and Security - Guarantees. The TCEH Senior Secured Facilities are unconditionally guaranteed jointly and severally on a senior secured basis, by EFC Holdings, and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of TCEH (other than certain subsidiaries as provided in the TCEH Senior Secured Facilities), subject to certain other exceptions.

Security. The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions (including those that were formerly secured by a first-lien on the Big Brown plant) and the interest rate swaps described above are secured by (a) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities as described above, and (b) pledges of the capital stock of TCEH and each current and future material wholly-owned restricted subsidiary of TCEH directly owned by TCEH or any guarantor.

Covenants - The TCEH Senior Secured Facilities contain customary negative covenants, restricting, subject to certain exceptions, TCEH and TCEH’s restricted subsidiaries from, among other things:
•	incurring additional debt;
•	incurring additional liens;
•	entering into mergers and consolidations;
•	selling or otherwise disposing of assets;
•	making dividends, redemptions or other distributions in respect of capital stock;
•	making acquisitions, investments, loans and advances; and
•	paying or modifying certain subordinated and other material debt.

In addition, the TCEH Senior Secured Facilities contain a maintenance covenant that requires TCEH and its restricted subsidiaries to maintain a maximum consolidated secured leverage ratio and to observe certain customary reporting requirements and other affirmative covenants.

Maturity and Amortization - The TCEH Initial Term Loan Facility is required to be repaid in equal quarterly installments beginning on December 31, 2007 in an aggregate annual amount equal to 1% of the original principal amount of such facility, with the balance payable on October 10, 2014. The TCEH Delayed Draw Term Loan Facility is required to be repaid in equal quarterly installments beginning on the last day of the first fiscal quarter to occur after October 10, 2009 in an aggregate annual amount equal to 1% of the actual principal outstanding under the TCEH Delayed Draw Term Loan Facility as of such date, with the balance payable on October 10, 2014.  Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time from and after the closing date until October 10, 2013. The TCEH Letter of Credit Facility will mature on October 10, 2014. The TCEH Commodity Collateral Posting Facility will mature on December 31, 2012.

Events of Default - The TCEH Senior Secured Facilities contain certain customary events of default for senior leveraged acquisition financings, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.

Senior Unsecured Interim Facilities – TCEH

Overview - On October 10, 2007, TCEH and TCEH Finance entered into senior unsecured credit facilities (the TCEH Unsecured Interim Facilities).  TCEH and TCEH Finance are collectively referred to in this section as the Co-Borrowers.

The TCEH Senior Unsecured Interim Facilities provide senior unsecured financing of $6.75 billion, consisting of a:

•	$5.0 billion senior unsecured cash-pay term loan facility with a term of eight years (the TCEH Initial Cash-Pay Loans); and
•	$1.75 billion senior unsecured toggle term loan facility with a term of nine years (the TCEH Initial Toggle Loans).

The TCEH Initial Cash-Pay Loans and the TCEH Initial Toggle Loans are collectively referred to below as the TCEH Initial Loans.

As of October 31, 2007, $2.0 billion of TCEH Initial Cash-Pay Loans were outstanding, as $3.0 billion of these loans were repaid using proceeds from the issuance of $3.0 billion principal amount of TCEH Senior Notes, as described below.

If any borrowings under the TCEH Unsecured Interim Facilities remain outstanding on October 10, 2008, the lenders will have the option to exchange such TCEH Initial Loans for senior cash-pay notes (the TCEH Senior Cash-Pay Exchange Notes) or senior toggle notes (the TCEH Senior Toggle Exchange Notes), respectively, which the Co-Borrowers will issue under a senior indenture.  The TCEH Senior Cash-Pay Exchange Notes and the TCEH Senior Toggle Exchange Notes are collectively referred to below as the TCEH Senior Exchange Notes.  The maturity date of any TCEH Initial Loans that are not exchanged for TCEH Senior Exchange Notes will automatically be extended to October 10, 2015, in the case of the TCEH Initial Cash-Pay Loans and October 10, 2016 in the case of the TCEH Initial Toggle Loans.  The TCEH Senior Cash-Pay Exchange Notes will mature on October 10, 2015, and the TCEH Senior Toggle Exchange Notes will mature on October 10, 2016.  Holders of the TCEH Senior Exchange Notes will have registration rights.

Interest Rate - Subject to specified caps, borrowings under the TCEH Unsecured Interim Facilities for the first six-month period from the closing of the TCEH Unsecured Interim Facilities will bear interest at a rate equal to LIBOR plus (i) 325 basis points, in the case of the TCEH Initial Cash-Pay Loans and (ii) 350 basis points, in the case of the TCEH Initial Toggle Loans (in each case, the TCEH Initial Margin). Interest for the three-month period commencing at the end of the initial six-month period, subject to specified caps, shall be payable at prevailing LIBOR for the interest period plus the TCEH Initial Margin plus 50 basis points. Thereafter, subject to specified caps, interest will be increased by an additional 25 basis points at the beginning of each three-month period subsequent to the initial nine-month period, for so long as the TCEH Initial Loans are outstanding.  If issued to the lenders upon an exchange, the interest rate on the TCEH Senior Exchange Notes will be the same as the interest rate borne by the TCEH Initial Loans; provided, that if any TCEH Senior Exchange Notes are transferred by the lender to a third-party purchaser, the interest rate on those notes will be fixed at the interest rate in effect on the transfer date.

Prepayments and Redemptions - The Co-Borrowers will be required to make an offer to repay loans under the TCEH Unsecured Interim Facilities and, following October 10, 2008, repurchase TCEH Senior Exchange Notes with net proceeds from specified asset sales.  In addition, after any payments required to be made to repay the TCEH Unsecured Interim Facilities, the Co-Borrowers will be required to offer to repay loans and, if issued, to repurchase the TCEH Senior Exchange Notes upon the occurrence of a change of control.  Prior to October 10, 2008, the Co-Borrowers will also be required to prepay outstanding TCEH Initial Loans with the net proceeds of any refinancing debt.

The Co-Borrowers may voluntarily repay outstanding TCEH Initial Loans, in whole or in part, at their option at any time upon three business days’ prior notice, at par plus accrued and unpaid interest and subject to, in the case of TCEH Initial Loans based on LIBOR, customary “breakage” costs with respect to such LIBOR loans, other than customary “breakage” costs with respect to LIBOR loans.  The Co-Borrowers may optionally redeem the TCEH Senior Exchange Notes other than fixed-rate exchange notes, if issued, in whole or in part, at any time at par plus accrued and unpaid interest to the redemption date, provided that it also optionally prepays any outstanding TCEH Initial Loans on a pro rata basis.

If any TCEH Senior Exchange Note is sold by a lender to a third-party purchaser, and the interest rate on such TCEH Senior Exchange Note becomes fixed, such TCEH Senior Exchange Note will be non-callable until October 10, 2011, in the case of the TCEH Senior Cash-Pay Exchange Notes, and until October 10, 2012, in the case of the TCEH Senior Toggle Exchange Notes, subject to equity clawback and make-whole provisions, and will be callable thereafter at a specified premium.  The premium will decline ratably on each yearly anniversary of the date of such sale to zero two years prior to the final maturity date, in the case of the TCEH Senior Cash-Pay Exchange Notes, and one year, in the case of the TCEH Senior Toggle Exchange Notes.

Guarantee - All obligations under the TCEH Unsecured Interim Facilities and, if the TCEH Senior Exchange Notes are issued, the senior indenture, are jointly and severally guaranteed on a senior unsecured basis by EFC Holdings and each of TCEH’s subsidiaries that guarantees obligations under the TCEH Senior Secured Facilities.

Certain Covenants and Events of Default - The TCEH Unsecured Interim Facilities contain, and the senior indenture under which the TCEH Senior Exchange Notes, if any, will be issued (the Senior Exchange Indenture) will contain, a number of covenants that, among other things, restrict, subject to certain exceptions, the Co-Borrowers’ ability to:

•	incur additional indebtedness;
•	create liens;
•	engage in mergers or consolidations;
•	sell or transfer assets and subsidiary stock;
•	pay dividends and distributions or repurchase their capital stock;
•	make certain investments, loans or advances;
•	prepay certain indebtedness;
•	enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and
•	engage in certain transactions with affiliates.

In addition, the TCEH Unsecured Interim Facilities impose, and the Senior Exchange Indenture will impose, certain requirements as to future subsidiary guarantors. The TCEH Unsecured Interim Facilities also contain, and the Senior Exchange Indenture will also contain, certain customary affirmative covenants consistent with those in the TCEH Senior Secured Facilities, to the extent applicable, and certain customary events of default.

Issuance of TCEH Notes

On October 31, 2007, TCEH and TCEH Finance entered into an indenture (the TCEH Indenture).  TCEH and TCEH Finance are collectively referred to in this section as the Co-Issuers.  Pursuant to the TCEH Indenture, the Co-Issuers issued and sold $3.0 billion aggregate principal amount of 10.25% Senior Notes due 2015.  The TCEH Notes will mature on November 1, 2015.  Interest on the TCEH Notes is payable in cash semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum, and the first interest payment will be made on May 1, 2008.

The TCEH Notes are guaranteed by TCEH’s direct parent, EFC Holdings, and by each subsidiary that guarantees the TCEH Senior Secured Facilities (the TCEH Guarantors). The TCEH Notes are the Co-Issuers’ senior unsecured debt and rank senior in right of payment to any future subordinated indebtedness of the Co-Issuers, equally in right of payment with all of the Co-Issuers’ existing and future senior unsecured indebtedness, including any indebtedness under the TCEH Unsecured Interim Facilities, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Co-Issuers’ non-guarantor subsidiaries, including trade payables (other than indebtedness and liabilities owed to the Co-Issuers or the TCEH Guarantors).  The TCEH Notes rank effectively junior in right of payment to all existing and future senior secured indebtedness of the Co-Issuers, including the TCEH Senior Secured Facilities to the extent of the value of the collateral securing such indebtedness.

The guarantees of the TCEH Notes are the TCEH Guarantors’ senior unsecured obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness of the relevant TCEH Guarantor. The guarantees rank effectively junior to all secured indebtedness of the TCEH Guarantors to the extent of the assets securing that indebtedness. EFC Holdings’ guarantee of the TCEH Notes ranks equally with its guarantee of the EFH Corp. Notes discussed below. The guarantees of the TCEH Notes are structurally junior to all indebtedness and other liabilities of the Co-Issuers’ subsidiaries that do not guarantee the notes.

The TCEH Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Co-Issuers’ and their restricted subsidiaries’ ability to:

•	make restricted payments;
•	incur debt and issue preferred stock;
•	create liens;
•	engage in mergers or consolidations;
•	permit dividend and other payment restrictions on restricted subsidiaries; and
•	engage in certain transactions with affiliates.

The TCEH Indenture also contains customary events of default, including failure to pay principal or interest on the TCEH Notes or the guarantees when due, among others. If an event of default occurs under the TCEH Indenture, the trustee or the holders of at least 30% in principal amount of the Required Debt (as such term is defined in the TCEH Indenture) may declare the principal amount on the TCEH Notes to be due and payable immediately.

The Co-Issuers may redeem the TCEH Notes, in whole or in part, at any time on or after November 1, 2011, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, the Co-Issuers may redeem up to 35% of the aggregate principal amount of TCEH Notes from time to time at a redemption price of 110.250% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, the Co-Issuers must offer to repurchase the TCEH Notes at 101% of their principal amount, plus accrued and unpaid interest, if any. The Co-Issuers may also redeem the TCEH Notes at any time prior to November 1, 2011 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium.

The TCEH Notes were issued in a private placement and have not been registered under the Securities Act of 1933, as amended (the Securities Act).

The Co-Issuers have agreed to use their commercially reasonable efforts to register with the SEC notes having substantially identical terms as the TCEH Notes as part of an offer to exchange freely tradable exchange notes for the TCEH Notes. The Co-Issuers have agreed to use commercially reasonable efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the TCEH Notes. If this obligation is not satisfied (a TCEH Registration Default), the annual interest rate on the TCEH Notes will increase by 0.25% per annum for the first 90-day period during which a Registration Default continues, and thereafter the annual interest rate on the TCEH Notes will increase by 0.50% per annum over the original interest rate for the remaining period during which the TCEH Registration Default continues. If the TCEH Registration Default is corrected, the applicable interest rate on such TCEH Notes will revert to the original level.

Senior Unsecured Interim Facility – EFH Corp.

Overview - On October 10, 2007, in connection with the Merger and the repayment of certain existing indebtedness, EFH Corp. entered into a senior unsecured credit facility for $4.5 billion (EFH Corp. Interim Facility).

All amounts outstanding under the EFH Corp. Interim Facility were repaid on October 31, 2007 using proceeds from the issuance of $2.0 billion of EFH Corp. cash-pay senior notes and $2.5 billion of EFH Corp. toggle senior notes described immediately below as well as some cash on hand.

EFH Corp. Notes

On October 31, 2007, EFH Corp. entered into an indenture (the EFH Corp. Indenture). Pursuant to the EFH Corp. Indenture, EFH Corp. issued and sold $2.0 billion aggregate principal amount of its 10.875% Senior Notes due 2017 (the EFH Corp. Cash-Pay Notes) and $2.5 billion aggregate principal amount of its 11.250%/12.000% Senior Toggle Notes due 2017 (the EFH Corp. Toggle Notes).  The EFH Corp. Cash-Pay Notes and the EFH Corp. Toggle Notes are collectively referred to herein as the EFH Corp. Notes.  The EFH Corp. Notes will mature on November 1, 2017. Interest on the EFH Corp. Cash-Pay Notes is payable in cash semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum, and the first interest payment will be made on May 1, 2008.  The initial interest payment on the EFH Corp. Toggle Notes will be payable in cash.  For any interest period thereafter until November 1, 2012, EFH Corp. may elect to pay interest on the EFH Corp. Toggle Notes, at EFH Corp.’s option (i) entirely in cash; (ii) by increasing the principal amount of the EFH Corp. Toggle Notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash 50% in PIK Interest.  Interest on the EFH Corp. Toggle Notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest, and the first interest payment will be made on May 1, 2008.

The EFH Corp. Notes are guaranteed by EFC Holdings and Intermediate Holding (the EFH Corp. Guarantors). The EFH Corp. Notes are EFH Corp.’s senior unsecured debt and rank senior in right of payment to any existing and future subordinated indebtedness of EFH Corp., equally in right of payment with all of EFH Corp.’s existing and future senior unsecured indebtedness and structurally subordinated in right of payment to all existing and future indebtedness, preferred stock and other liabilities of EFH Corp.’s non-guarantor subsidiaries, including trade payables (other than indebtedness and liabilities owed to EFH Corp. or the EFH Corp. Guarantors). The EFH Corp. Notes will rank effectively junior in right of payment to all future secured indebtedness of EFH Corp. to the extent of the assets securing that indebtedness.

The guarantees of the EFH Corp. Notes are the EFH Corp. Guarantors’ unsecured senior obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness of the relevant EFH Corp. Guarantor and senior in right of payment to any future subordinated indebtedness of the relevant EFH Corp. Guarantor.  The guarantees of the EFH Corp. Notes will be structurally junior to all indebtedness and other liabilities of the relevant EFH Corp. Guarantor’s subsidiaries that are not guarantors.

The EFH Corp. Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFH Corp.’s and its restricted subsidiaries’ ability to:

•	make restricted payments;
•	incur debt and issue preferred stock;
•	create liens;
•	engage in mergers or consolidations;
•	permit dividend and other payment restrictions on restricted subsidiaries; and
•	engage in certain transactions with affiliates.

The EFH Corp. Indenture also contains customary events of default, including failure to pay principal or interest on the EFH Corp. Notes or the guarantees when due, among others. If an event of default occurs under the EFH Corp. Indenture, the trustee or the holders of at least 30% in principal amount outstanding of the EFH Corp. Notes may declare the principal amount on the EFH Corp. Notes to be due and payable immediately.

EFH Corp. may redeem the EFH Corp. Notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, EFH Corp. may redeem up to 35% of the aggregate principal amount of the EFH Corp. Notes from time to time at a redemption price of 110.875% of the aggregate principal amount of the EFH Corp. Cash Pay Notes, plus accrued and unpaid interest, if any, or 111.250% of the aggregate principal amount of the EFH Corp. Toggle Notes, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. EFH Corp. may also redeem the EFH Corp. Notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control, EFH Corp. must offer to repurchase the EFH Corp. Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

The EFH Corp. Notes were issued in a private placement and have not been registered under the Securities Act.

EFH Corp. has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFH Corp. Notes as part of an offer to exchange freely tradable exchange notes for the EFH Corp. Notes.  EFH Corp. has agreed to use commercially reasonable efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the EFH Corp. Notes. If this obligation is not satisfied (an EFH Corp. Registration Default), the annual interest rate on the EFH Corp. Notes will increase by 0.25% per annum for the first 90-day period during which a Registration Default continues, and thereafter the annual interest rate on the EFH Corp. Notes will increase by 0.50% per annum over the applicable original interest rate for the remaining period during which the EFH Corp. Registration Default continues. If the EFH Corp. Registration Default is corrected, the applicable interest rate on such EFH Corp. Notes will revert to the original level.

Intercreditor Agreement

On October 10, 2007, in connection with the Merger, TCEH entered into an Intercreditor Agreement (the Intercreditor Agreement) with Citibank, N.A. and four secured commodity hedge counterparties (the Secured Commodity Hedge Counterparties).

The Intercreditor Agreement provides that the lien granted to the Secured Commodity Hedge Counterparties will rank pari passu with the lien granted to the secured parties under the TCEH Senior Secured Facilities on the collateral under the TCEH Senior Secured Facilities.  The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will be entitled to share, on a pro rata basis, in the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral in an amount provided in the TCEH Credit Agreement.  The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will have voting rights with respect to any amendment or waiver of any provision of the Intercreditor Agreement that changes the priority of the Secured Commodity Hedge Counterparties’ lien on such collateral relative to the priority of lien granted to the secured parties under the TCEH Senior Secured Facilities or the priority of payments to the Secured Commodity Hedge Counterparties upon a foreclosure and liquidation of such collateral relative to the priority of the lien granted to the secured parties under the TCEH Senior Secured Facilities.

Revolving Credit Facility – Oncor

Overview – On October 10, 2007, Oncor entered into a $2.0 billion revolving credit facility (the Oncor Revolving Credit Facility).  None of the borrowings under this facility were used to fund the Merger.

Interest Rates and Fees - Loans under the Oncor Revolving Credit Facility bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%).  Based on Oncor’s current ratings, its LIBOR-based borrowings will bear interest at LIBOR plus 0.575%.

A facility fee is payable quarterly in arrears and upon termination or commitment reduction at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to Oncor’s senior secured debt) of the commitments under the Oncor Revolving Credit Facility.  Based on Oncor’s current ratings, its facility fee will be 0.175%.

A utilization fee is payable quarterly in arrears and upon termination on the average daily amount of borrowings in excess of 50% of the commitments under the Oncor Revolving Credit Facility at a rate per annum equal to 0.125% per annum.

Letter of credit fees under the Oncor Revolving Credit Facility are payable quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR under the Oncor Revolving Credit Facility, less the issuing bank’s fronting fee.

Covenants - The Oncor Revolving Credit Facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiaries from, among other things:

•	incurring additional liens;
•	entering into mergers and consolidations;
•	selling assets; and
•	making acquisitions and investments in subsidiaries.

In addition, the Oncor Revolving Credit Facility requires that Oncor maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

Maturity - Amounts borrowed under the Oncor Revolving Credit Facility may be reborrowed from time to time from and after October 10, 2007 until October 10, 2013.

Events of Default  -The Oncor Revolving Credit Facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.

TXU Receivables Program

Also in connection with the Merger, the accounts receivable securitization program was amended.  Concurrently, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company totaling $113 million, which amount was refinanced by the Oncor Revolving Credit Facility.  Oncor is no longer a participant in the accounts receivable securitization program.

Contribution of Certain Assets and Liabilities of Luminant Construction

In connection with the Merger, certain assets and liabilities of Luminant Construction consisting primarily of Sandow 5 and Oak Grove and the hedging transactions related to the long-term hedging program were contributed by EFH Corp. to a subsidiary of TCEH.  Such contribution will be accounted for in a manner similar to a pooling of interests.

Repayment of Existing Credit Facilities and Other Indebtedness

On October 10, 2007, in connection with the Merger, TCEH and Oncor repaid in full all outstanding borrowings totaling $2.4 billion together with interest and all other amounts due in connection with such repayment under the $6.5 billion of existing credit facilities.  TCEH and Oncor also repaid floating rate senior notes with an aggregate principal amount of $1.0 billion and $800 million, respectively.  (See Notes 8 and 9).

Tender Offers and Consent Solicitations

On September 25, 2007, EFH Corp. commenced offers to purchase and consent solicitations with respect to $1.0 billion in aggregate principal amount of EFH Corp.’s outstanding 4.80% Series O Senior Notes due 2009, $250 million in aggregate principal amount of TCEH’s outstanding 6.125% Senior Notes due 2008 and $1.0 billion in aggregate principal amount of TCEH’s outstanding 7.000% Senior Notes due 2013.  On October 11, 2007, EFH Corp. purchased an aggregate of $996 million, $247 million and $995 million of these notes, respectively.  On October 24, 2007, EFH Corp. purchased an additional aggregate principal amount of $770,000, $25,000 and $436,000 of these notes, respectively.

Management Agreement

On October 10, 2007, in connection with the Merger, the Sponsor Group and Lehman Brothers Inc. entered into a management agreement with EFH Corp. (the Management Agreement), pursuant to which affiliates of the Sponsor Group will provide management, consulting, financial and other advisory services to EFH Corp. Pursuant to the Management Agreement, affiliates of the Sponsor Group are entitled to receive an aggregate annual management fee of $35 million, which amount will increase 2% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the Management Agreement. The Management Agreement will continue in effect from year to year, unless terminated upon a change of control of EFH Corp. or in connection with an initial public offering of EFH Corp. or if the parties mutually agree to terminate the Management Agreement. Pursuant to the Management Agreement, affiliates of the Sponsor Group and Lehman Brothers Inc. were paid transaction fees of $300 million in connection with certain services provided in connection with the Merger and related transactions. In addition, the Management Agreement provides that the Sponsor Group will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances.

Tax Sharing Agreement

In connection with the Merger, on October 10, 2007, Oncor, Oncor Holdings and EFH Corp. entered into a tax sharing agreement stating that, among other things, the allocation of tax liability to each of Oncor Holdings and Oncor will occur substantially as if these entities were stand-alone corporations and will require tax payments determined on that basis (without duplication for taxes paid by a subsidiary of Oncor or Oncor Holdings).

Oncor Limited Liability Company Agreement

In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware and entered into a limited liability company agreement (as amended, the Oncor Electric Delivery LLC Agreement). The Oncor Electric Delivery LLC Agreement provides that the independent directors of Oncor (who must comprise a majority of the members of Oncor’s board of directors), acting by majority vote, shall have the authority to prevent Oncor from making any distribution if they determine that it is in Oncor’s best interests to retain such amounts to meet expected future requirements (including continued compliance with the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes). The Oncor Electric Delivery LLC Agreement also provides that the Board of Directors of Oncor shall not distribute any amounts to Oncor’s member(s) to the extent that the Board of Directors of Oncor determines in good faith that it is necessary to retain such amounts to meet expected future requirements of the applicable entity. In addition to such restrictions on distributions, the Oncor Electric Delivery LLC Agreement contains certain separateness provisions that require Oncor to conduct its activities separate and distinct from the activities of EFH Corp. and its other subsidiaries, including, without limitation, holding itself out as a separate legal entity.

Oncor Agreement in Principle with Stakeholders and PUCT Staff

Oncor and Texas Holdings have agreed on the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger including the outstanding rate case.  The proposed stipulation, which was filed with the PUCT on October 24, 2007, was conditional upon the completion of the Merger and is subject to approval by the PUCT.

In addition to commitments Oncor made in its filings in the PUCT review, the proposed stipulation includes the following provisions, among others:

•
Oncor will agree to a one-time $72 million credit, which is intended for all retail customers in its service territory.  While the credit will be given to REPs, the intent of the parties to the agreement is that the credit will be passed through to end-use consumers, and only those REPs that agree to do so will receive their portion of the credit.

•
The PUCT will dismiss Oncor’s pending rate case.  Consistent with the 2006 cities rate settlement, Oncor will file a system-wide rate case no later than July 1, 2008 based on a test-year ended December 31, 2007.

•	Oncor will write-off regulatory assets of approximately $56 million related to self insurance reserve costs and 2002 restructuring expenses.

•	The dividends paid by Oncor will be limited through December 31, 2012, to an amount not to exceed Oncor’s net income (determined in accordance with GAAP), subject to certain defined adjustments.

•	Oncor will commit to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

•
Oncor will commit to $100 million in spending over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives.  This spending will not be recoverable in rates.

17.           SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

On October 31, 2007, EFH Corp. refinanced the entire $4.5 billion outstanding under its Senior Unsecured Interim Facility obtained to finance the Merger with $2.0 billion 10.875% Senior Notes Due 2017 and $2.5 billion 11.25%/12.00% Senior Toggle Notes Due 2017 (collectively, the EFH Corp. Notes).  The EFH Corp. Notes are unconditionally guaranteed by EFC Holdings and Intermediate Holding, 100% owned subsidiaries of EFH Corp. (collectively, the Guarantors) on an unsecured basis.  The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the EFH Corp. Notes.  The guarantees rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness.  All other subsidiaries of EFH Corp., either direct or indirect, do not guarantee the EFH Corp. Notes (collectively, the Non-Guarantors).  The EFH Corp. Indenture contains certain restrictions, subject to certain exceptions, on EFH Corp.’s ability to pay dividends or make investments.

The following tables present the condensed consolidating statements of income of EFH Corp. (the Parent/Issuer), the Guarantors and the Non-Guarantors for the three-month and nine-month periods ended September 30, 2007 and 2006, the condensed consolidating statements of cash flows of the Parent/Issuer, the Guarantors and the Non-Guarantors for the nine-month periods ended September 30, 2007 and 2006 and the condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006 of the Parent/Issuer, the Guarantors and the Non-Guarantors.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2007

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$ ─	$ ─	$3,876	$(431)	$3,445

Costs and expenses:
Fuel, purchased power costs and delivery fees	─	─	1,219	(337)	882
Operating costs	─	─	402	(52)	350
Depreciation and amortization	─	─	209	─	209
Selling, general and administrative expenses	21	─	252	(44)	229
Franchise and revenue-based taxes	(1)	─	94	─	93
Other income	─	─	(20)	─	(20)
Other deductions	23	─	(13)	─	10
Interest income	(51)	(76)	(121)	229	(19)
Interest expense and related charges	197	70	187	(228)	226
Total costs and expenses	189	(6)	2,209	(432)	1,960

Income (loss) from continuing operations before income taxes	(189)	6	1,667	1	1,485

Income tax expense (benefit)	(73)	1	578	─	506

Equity earnings of subsidiaries	1,106	892	231	(2,229)	─

Income from continuing operations	990	897	1,320	(2,228)	979

Income from discontinued operations, net of tax effect	2	─	11	─	13

Net income	$992	$897	$1,331	$(2,228)	$992

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2006

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$ ─	$ ─	$3,874	$(364)	$3,510

Costs and expenses:
Fuel, purchased power costs and delivery fees	─	─	1,349	(347)	1,002
Operating costs	─	─	337	(3)	334
Depreciation and amortization	─	─	216	─	216
Selling, general and administrative expenses	16	─	209	(14)	211
Franchise and revenue-based taxes	─	─	102	─	102
Other income	(15)	─	(21)	─	(36)
Other deductions	(1)	─	25	(1)	23
Interest income	(20)	(66)	(102)	178	(10)
Interest expense and related charges	158	44	184	(177)	209
Total costs and expenses	138	(22)	2,299	(364)	2,051

Income (loss) from continuing operations before income taxes	(138)	22	1,575	─	1,459

Income tax expense (benefit)	(59)	11	523	─	475

Equity earnings of subsidiaries	1,083	897	290	(2,270)	─

Income from continuing operations	1,004	908	1,342	(2,270)	984

Income from discontinued operations, net of tax effect	─	─	20	─	20

Net income	$1,004	$908	$1,362	$(2,270)	$1,004

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2007

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$ ─	$ ─	$8,362	$(1,226)	$7,136

Costs and expenses:
Fuel, purchased power costs and delivery fees	─	─	3,196	(910)	2,286
Operating costs	─	─	1,246	(181)	1,065
Depreciation and amortization	─	─	611	1	612
Selling, general and administrative expenses	61	─	754	(141)	674
Franchise and revenue-based taxes	(1)	1	270	(1)	269
Other income	─	─	(65)	─	(65)
Other deductions	107	─	794	─	901
Interest income	(128)	(202)	(344)	621	(53)
Interest expense and related charges	546	184	531	(617)	644
Total costs and expenses	585	(17)	6,993	(1,228)	6,333

Income (loss) from continuing operations before income taxes	(585)	17	1,369	2	803

Income tax expense (benefit)	(225)	6	430	1	212

Equity earnings of subsidiaries	973	1,395	1,217	(3,585)	─

Income from continuing operations	613	1,406	2,156	(3,584)	591

Income from discontinued operations, net of tax effect	2	─	22	─	24

Net income	$615	$1,406	$2,178	$(3,584)	$615

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2006

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$ ─	$ ─	$9,431	$(950)	$8,481

Costs and expenses:
Fuel, purchased power costs and delivery fees	─	─	3,082	(900)	2,182
Operating costs	─	─	1,027	(9)	1,018
Depreciation and amortization	─	─	628	─	628
Selling, general and administrative expenses	51	─	572	(41)	582
Franchise and revenue-based taxes	─	1	276	(1)	276
Other income	(15)	─	(77)	1	(91)
Other deductions	4	─	239	1	244
Interest income	(51)	(155)	(261)	437	(30)
Interest expense and related charges	449	90	538	(437)	640
Total costs and expenses	438	(64)	6,024	(949)	5,449

Income (loss) from continuing operations before income taxes	(438)	64	3,407	(1)	3,032

Income tax expense (benefit)	(169)	24	1,182	(1)	1,036

Equity earnings of subsidiaries	2,346	1,983	773	(5,102)	─

Income from continuing operations	2,077	2,023	2,998	(5,102)	1,996

Income from discontinued operations, net of tax effect	─	─	81	─	81

Net income	$2,077	$2,023	$3,079	$(5,102)	$2,077

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows – operating activities: Net income	$615	$1,406	$2,178	$(3,584)	$615
Income from discontinued operations, net of tax	(2)	─	(22)	─	(24)
Income from continuing operations	613	1,406	2,156	(3,584)	591
Adjustments to reconcile income from continuing operationsto cash provided by operating activities:
Equity in earnings of subsidiaries	(973)	(1,395)	(1,217)	3,585	─
Depreciation and amortization	─	─	660	─	660
Deferred income tax expense (benefit) - net	(8)	2	(224)	─	(230)
Impairments and other asset writedown charges	68	─	703	─	771
Net gains from unrealized mark-to-market valuations	─	─	703	─	703
Other net	19	─	(11)	─	8
Changes in operating assets and liabilities	1,192	845	(1,035)	(1,950)	(948)
Cash provided by operating activities of continuing operations	911	858	1,735	(1,949)	1,555
Cash flows - financing activities:
Issuance of securities:
Long-term debt	─	─	1,800	─	1,800
Common stock	1	─	─	─	1
Retirements/repurchase of securities:
Long-term debt	(1)	(12)	(432)	─	(445)
Common stock	(13)	─	─	─	(13)
Change in short term borrowings	─	─	684	─	684
Cash dividends paid	(594)	(851)	(1,102)	1,953	(594)
Change in advances – affiliates	(155)	─	(704)	859	─
Other, net	(93)	─	(17)	─	(110)
Cash provided by (used in) financing activities of continuing operations	(855)	(863)	229	2,812	1,323

Cash flows - investing activities:
Capital expenditures and nuclear fuel	(55)	─	(2,273)	─	(2,328)
Purchase of mining-related assets	─	─	(122)	─	(122)
Reduction of restricted cash	─	─	197	─	197
Proceeds from sales of nuclear decommissioning trust fund securities	─	─	402	─	402
Investments in nuclear decommissioning trust fund securities	─	─	(413)	─	(413)
Change in advances to affiliates	─	5	858	(863)	─
Other, net	(1)	─	(20)	─	(21)
Cash provided by (used in) investing activities of continuing operations	(56)	5	(1,371)	(863)	(2,285)

Cash Flows – discontinued operations:
Operating activities	─	─	28	─	28
Financing activities	─	─	─	─	─
Investing activities	─	─	─	─	─
Cash provided by discontinued operations	─	─	28	─	28

Net change in cash and equivalents	─	─	621	─	621
Cash and cash equivalents – beginning balance	─	─	25	─	25
Cash and cash equivalents – ending balance	$ ─	$ ─	$646	$ ─	$646

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows – operating activities: Net income	$2,077	$2,023	$3,079	$(5,102)	$2,077
Income from discontinued operations, net of tax	─	─	(81)	─	(81)
Income from continuing operations	2,077	2,023	2,998	(5,102)	1,996
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Equity in earnings of subsidiaries	(2,346)	(1,983)	(773)	5,102	─
Depreciation and amortization	─	─	676	─	676
Deferred income tax expense (benefit) - net	668	(2)	46	─	712
Impairments and other asset writedown charges	─	─	201	─	201
Net gains from unrealized mark-to-market valuations	─	─	(214)	─	(214)
Other net	(12)	─	46	─	34
Changes in operating assets and liabilities	(350)	909	1,789	(1,708)	640
Cash provided by operating activities of continuing operations	37	947	4,769	(1,708)	4,045
Cash flows - financing activities:
Issuance of securities:
Long-term debt	─	─	100	─	100
Common stock	180	─	─	─	180
Retirements/repurchase of securities:
Long-term debt	(861)	(2)	(684)	─	(1,547)
Common stock	(953)	─	─	─	(953)
Change in short term borrowings	─	─	472	─	472
Cash dividends paid	(575)	(572)	(1,113)	1,685	(575)
Change in advances – affiliates	1,666	─	698	(2,364)	─
Other, net	(13)	─	(16)	─	(29)
Cash provided by (used in) financing activities of continuing operations	(556)	(574)	(543)	(679)	(2,352)

Cash flows - investing activities:
Capital expenditures and nuclear fuel	─	─	(1,486)	─	(1,486)
Proceeds from sales of nuclear decommissioning trust fund securities	─	─	165	─	165
Investments in nuclear decommissioning trust fund securities	─	─	(177)	─	(177)
Change in advances to affiliates	─	(304)	(2,083)	2,387	─
Investment in collateral trust	533	─	(533)	─	─
Other net	(12)	(69)	(126)	─	(207)
Cash provided by (used in) investing activities of continuing operations	521	(373)	(4,240)	2,387	(1,705)

Cash Flows – discontinued operations:
Operating activities	─	─	(1)	─	(1)
Financing activities	─	─	─	─	─
Investing activities	─	─	─	─	─
Cash provided by discontinued operations	─	─	(1)	─	(1)

Net change in cash and equivalents	2	─	(15)	─	(13)
Cash and cash equivalents – beginning balance	─	─	37	─	37
Cash and cash equivalents – ending balance	$2	$ ─	$22	$ ─	$24

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets
at September 30, 2007

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ ─	$ ─	$646	$ ─	$646
Restricted cash	─	─	66	─	66
Advances to parent	─	579	2,384	(2,963)	─
Trade accounts receivable – net	8	─	1,470	(519)	959
Income taxes receivable	94	─	─	(94)	─
Accounts receivable from affiliates	─	142	─	(142)	─
Notes receivable from affiliates	─	─	1,534	(1,534)	─
Inventories	─	─	396	─	396
Commodity and other derivative contractual assets	8	─	407	─	415
Accumulated deferred income taxes	─	─	334	(6)	328
Margin deposits related to commodity positions	─	─	211	─	211
Other current assets	1	1	166	(22)	146
Total current assets	111	722	7,614	(5,280)	3,167

Restricted cash	─	─	66	─	66
Investments	12,062	7,192	3,860	(22,350)	764
Property, plant and equipment – net	66	─	20,173	1	20,240
Notes receivable from affiliates	12	─	2,353	(2,365)	─
Goodwill	─	─	542	─	542
Regulatory assets - net	─	─	1,904	─	1,904
Commodity and other derivative contractual assets	22	─	69	(1)	90
Accumulated deferred income taxes	129	388	─	(517)	─
Other noncurrent assets	146	18	248	(47)	365
Assets held for sale	─	─	103	─	103
Total assets	$12,548	$8,320	$36,932	$(30,559)	$27,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	─	─	2,175	─	2,175
Advances from affiliates	2,963	─	─	(2,963)	─
Long-term debt due currently	199	7	2,182	─	2,388
Trade accounts payable – nonaffiliates	11	─	1,426	(518)	919
Accounts payable to affiliates	36	─	107	(143)	─
Notes payable to affiliates	1,500	─	34	(1,534)	─
Commodity and other derivative contractual liabilities	9	─	162	─	171
Margin deposits related to commodity positions	─	─	116	─	116
Accumulated deferred income taxes	6	─	─	(6)	─
Other current liabilities	287	30	799	(110)	1,006
Total current liabilities	5,011	37	7,001	(5,274)	6,775

Accumulated deferred income taxes	─	─	3,658	(523)	3,135
Investment tax credits	─	─	348	─	348
Commodity and other derivative contractual liabilities	73	─	804	(1)	876
Notes or other liabilities due affiliates	2,047	─	317	(2,364)	─
Long-term debt, less amounts due currently	3,451	122	6,644	─	10,217
Other noncurrent liabilities and deferred credits	119	─	3,972	(48)	4,043
Total liabilities	10,701	159	22,744	(8,210)	25,394

Shareholders’ equity	1,847	8,161	14,188	(22,349)	1,847
Total liabilities and shareholders’ equity	$12,548	$8,320	$36,932	$(30,559)	$27,241

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets
at December 31, 2006

	(millions of dollars)
	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ ─	$ ─	$25	$ ─	$25
Restricted cash	─	─	58	─	58
Advances to parent	─	584	1,821	(2,405)	─
Trade accounts receivable – net	5	1	1,165	(212)	959
Income taxes receivable	165	─	─	(165)	─
Accounts receivable from affiliates	─	146	─	(146)	─
Notes receivable from affiliates	─	─	1,533	(1,533)	─
Inventories	─	─	383	─	383
Commodity and other derivative contractual assets	2	─	948	─	950
Accumulated deferred income taxes	─	5	253	(5)	253
Margin deposits related to commodity positions	─	─	7	─	7
Other current assets	8	─	176	(7)	177
Total current assets	180	736	6,369	(4,473)	2,812

Restricted cash	─	─	258	─	258
Investments	12,457	6,902	1,682	(20,329)	712
Property, plant and equipment – net	33	─	18,723	─	18,756
Notes receivable from affiliates	12	700	3,073	(3,785)	─
Goodwill	─	─	542	─	542
Regulatory assets - net	─	─	2,028	─	2,028
Commodity and other derivative contractual assets	11	─	334	─	345
Accumulated deferred income taxes	118	391	─	(509)	─
Other noncurrent assets	150	─	245	(15)	380
Total assets	$12,961	$8,729	$33,254	$(29,111)	$25,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	─	─	1,491	─	1,491
Advances from affiliates	2,402	─	─	(2,402)	─
Long-term debt due currently	─	17	468	─	485
Trade accounts payable – nonaffiliates	18	─	1,286	(211)	1,093
Accounts payable to affiliates	102	─	47	(149)	─
Notes payable to affiliates	1,500	─	33	(1,533)	─
Commodity and other derivative contractual liabilities	21	─	272	─	293
Margin deposits related to commodity positions	─	─	681	─	681
Accumulated deferred income taxes	5	─	─	(5)	─
Other current liabilities	236	21	955	(172)	1,040
Total current liabilities	4,284	38	5,233	(4,472)	5,083

Accumulated deferred income taxes	─	─	4,747	(509)	4,238
Investment tax credits	─	─	363	─	363
Commodity and other derivative contractual liabilities	63	─	128	─	191
Notes or other liabilities due affiliates	2,714	700	371	(3,785)	─
Long-term debt, less amounts due currently	3,643	124	6,864	─	10,631
Other noncurrent liabilities and deferred credits	117	─	3,086	(16)	3,187
Total liabilities	10,821	862	20,792	(8,782)	23,693

Shareholders’ equity	2,140	7,867	12,462	(20,329)	2,140
Total liabilities and shareholders’ equity	$12,961	$8,729	$33,254	$(29,111)	$25,833

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Holdings Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Energy Future Holdings Corp. (formerly known as TXU Corp.) and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Energy Future Holdings Corp. and subsidiaries as of December 31, 2006, and the related statements of consolidated income, comprehensive income, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 1, 2007 (October 16, 2007 as to Note 26), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
November 9, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

EFH Corp. is a Dallas-based energy company that manages a portfolio of competitive and regulated energy businesses in Texas.  EFH Corp. is a holding company conducting its operations principally through its subsidiaries, TCEH, Oncor and their respective subsidiaries.  TCEH is a holding company for businesses engaged in competitive electricity market activities largely in Texas, including electricity generation conducted through Luminant Power, wholesale energy markets activities conducted through Luminant Energy, electricity generation construction conducted through Luminant Construction and the retail sale of electricity conducted through TXU Energy.  Oncor is engaged in regulated electricity transmission and distribution operations in Texas.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented.  Such “ring-fencing” measures included TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company LLC, the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities, maintenance of separate books and records for the Oncor Ring-Fenced Entities, changes to Oncor’s corporate governance provisions, appointment of a majority of independent directors to Oncor’s Board, physical separation of Oncor’s headquarters from the Texas Holdings Group, amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Oncor Ring-Fenced Entities will be available to satisfy the debts or other obligations of the Texas Holdings Group.  Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

EFH Corp. currently expects that a 20% minority stake in Oncor will be sold as part of the "ring-fencing" initiatives to further enhance Oncor's separation from EFH Corp. and its other affiliates.  The purchaser of the minority stake will not be affiliated with Texas Holdings or any of its subsidiaries or other affiliates.

In connection with the Merger, which closed on October 10, 2007, certain of the subsidiaries of EFH Corp. established for the purpose of developing and constructing new generation facilities (formerly referred to as TXU DevCo) have become subsidiaries of TCEH, and certain assets of other of these subsidiaries that did not become subsidiaries of TCEH were transferred to TCEH and its subsidiaries.  Those subsidiaries holding impaired construction work-in-process assets (see Note 2 to Financial Statements) have not become subsidiaries of TCEH.

Operating Segments

EFH Corp. has aligned and reports its business activities as two operating segments:  the Competitive Electric segment (formerly the TXU Energy Holdings segment) and the Regulated Delivery segment (formerly the Oncor Electric Delivery segment).

The Competitive Electric segment includes the current activities of TCEH, as described above.  This segment also includes equipment salvage and resale activities related to the eight canceled coal-fueled generation units and the activities of a lease trust holding certain natural gas-fueled combustion turbines.

The Regulated Delivery segment includes the activities of Oncor, as described above, its wholly owned bankruptcy-remote financing subsidiary and certain revenues and costs associated with broadband-over-powerlines equipment installation.

See Note 14 to Financial Statements for further information concerning reportable business segments.

Significant Developments

Merger─ On October 10, 2007, EFH Corp. completed its merger with Merger Sub, a wholly-owned subsidiary of Texas Holdings.  As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings and substantially all of the outstanding shares of common stock of EFH Corp. (formerly TXU Corp.) were converted into the right to receive $69.25 per share.  Texas Holdings is controlled by investment funds affiliated with the Sponsor Group.  In connection with the Merger, C. John Wilder, EFH Corp.’s Chairman and Chief Executive Officer, resigned from EFH Corp.

The aggregate purchase price paid for all of the equity securities of EFH Corp. (on a fully-diluted basis) was approximately $32.4 billion, which purchase price was funded by approximately $8.3 billion of equity financing from the Sponsor Group and certain other investors and by the debt financings described below under "Liquidity And Capital Resources ─ Post-Merger".  This purchase price is exclusive of costs directly associated with the Merger including legal, consulting and professional service fees and certain effects of the proposed Oncor regulatory settlement referred to below under "Regulation and Rates".  See Note 16 to Financial Statements for additional details regarding the completion of the Merger and the related debt financings.

The Merger is being recorded using the purchase method of accounting whereby the total purchase price is being allocated to EFH Corp.'s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values.  The allocation of the purchase price to the net assets of EFH Corp. and the calculation of the resulting goodwill amount are not yet complete.  However, based on preliminary estimates, which are subject to material change, the allocation is expected to result in approximately $25 billion of goodwill and an estimated $3.5 - 4.0 billion in other intangible assets.  With the closing of the Merger, total debt is estimated at $40 billion.  Annual interest expense and related charges are expected to total approximately $3.6 billion, but estimated interest expense is subject to change because a significant amount of the debt bears floating rate interest and the remaining TCEH interim loan facilities may be refinanced.  Additionally, due primarily to a net increase in the carrying value of generation plants and the recording of retail customer-related intangible assets, annual depreciation and amortization expense is expected to total approximately $1.2 billion.

Texas Generation Facilities Development ─  See discussion in Note 2 to the Financial Statements related to the net charges resulting from the cancelation of development of eight coal-fueled generation facilities.  On October 12, 2007, EFH Corp. formally acted to terminate air permit applications for eight coal-fueled generation units.  The action reflects the commitment to terminate the permit process upon close of the Merger.

Luminant Construction is developing three lignite coal-fueled generation units in the state of Texas with a total estimated capacity of approximately 2,200 MW.  The three units consist of one new generation unit at a site leased from Alcoa Inc. that is adjacent to an existing owned lignite coal-fueled generation plant site (Sandow) and two units at an owned site (Oak Grove) that was originally slated for the construction of a generation plant a number of years ago.  Design and procurement activities for the three proposed units are at an advanced stage and site construction is well underway.  Air permits for all three proposed units have been obtained.  See discussion in Note 10 to Financial Statements under "Generation Development" regarding actions taken by opponents of the new units.  EPC agreements have been executed with leading EPC contractors to engineer and construct the Sandow and Oak Grove units.  The expected on-line dates of the units are as follows:  Sandow in 2009 and Oak Grove's two units in 2009 and 2010.

In September 2007, subsidiaries of EFH Corp. acquired certain mining-related assets of Alcoa Inc.  See Note 9 to Financial Statements.

Nuclear Generation Development─ EFH Corp. is proceeding with the preparation of a combined license application for two new nuclear generation facilities, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site.  Although EFH Corp. may select to develop additional sites at a later date, no work is being done on the development of nuclear generation facilities at additional sites at this time, and there is no schedule for the submittal of additional combined license applications.  It is currently anticipated that these new units would be developed by TCEH or its subsidiaries.

Investment in Cleaner Coal-Fueled Generation Technologies ─ In an initiative separate from but related to the planned generation development and related emissions controls investment spending, subsidiaries of TCEH expect to invest up to $2 billion over the next five to seven years for the development and commercialization of cleaner generation plant technologies, including integrated gasification combined cycle, the next generation of more efficient ultra-supercritical coal and pulverized coal emissions technology to reduce carbon dioxide emissions.  Luminant Power has already initiated a number of actions, including research and development investments and partnerships, to advance next-generation technologies.

Integrated Gasification Combined Cycle (IGCC) Demonstration Plants─ In March 2007, EFH Corp. and the Sponsor Group announced their intention to explore the development of two IGCC commercial demonstration plants to be located in Texas, and EFH Corp. expects to issue a request for proposal from companies offering coal gasification technologies with carbon dioxide capture.

Long-term Hedging Program─ In October 2005, EFH Corp. initiated a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas.  Under the program, subsidiaries of EFH Corp. have entered into market transactions involving natural gas-related financial instruments.  As of October 31, 2007, these subsidiaries have effectively sold forward approximately 2.6 billion MMBtu of natural gas (equivalent to the natural gas exposure of over 295,000 GWh at an assumed 8.5 MMBtu/MWh market heat rate) over the period from 2008 to 2013 at average annual prices ranging from $7.25 per MMBtu to $8.24 per MMBtu.  EFH Corp. currently expects to hedge up to 80% of the equivalent natural gas price exposure of its expected baseload generation output on a rolling five-year basis.  For the period from 2008 to 2012, and taking into consideration the estimated portfolio impacts of TXU Energy's retail electricity business, the hedging transactions described in the previous sentence result in EFH Corp. having effectively hedged approximately 75% of its expected baseload generation natural gas price exposure for such period (on an average basis for such period).  Due to regulatory, legislative and market dynamics, there can be no guarantee that this long-term hedging program will result in the desired outcome.

Prior to March 2007, a significant portion of the instruments under the long-term hedging program had been designated as cash flow hedges.  In March 2007, these instruments were dedesignated as allowed under SFAS 133.  Subsequent changes in the fair value of these instruments are being marked-to-market in net income, which has and could continue to result in significantly increased volatility in reported earnings.  Based on the size of the long-term hedging program as of October 31, 2007, a $1.00/MMBtu change in natural gas prices would result in the recognition by EFH Corp. of approximately $2.6 billion in pretax unrealized mark-to-market gains or losses.

In the first nine months of 2007, subsidiaries of EFH Corp. entered into several large hedging transactions involving natural gas-related financial instruments that resulted in “day one” losses totaling $218 million, including $58 million recorded in the third quarter of 2007.  The "day one" losses essentially represent the discounts to transact these positions given their size and long dating.

Effective with the Merger, approximately 90% of these hedging transactions are secured by a first-lien security interest in TCEH's assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility - see discussion below under " Liquidity And Capital Resources ─ Post-Merger ") thereby reducing the cash and letter of credit collateral requirements of the hedging program.

Retail Pricing ─ In May 2007, EFH Corp. and the Sponsor Group announced that residential price cuts provided by TXU Energy subsequent to the announcement of the Merger would total 15% (5% of which was implemented in late October 2007 and was contingent upon closing of the Merger), which represented a five percentage point increase over the previously announced price discount program.

Termination of New Utility Services Joint Venture─ In connection with the Merger, EFH Corp. and Oncor terminated the proposed InfrastruX Energy Services joint venture and the related utility services agreement.

Activities related to these agreements were suspended subsequent to the February 2007 announcement of the Merger; accordingly, in the second quarter of 2007, EFH Corp. wrote-off approximately $11 million ($7 million after-tax) in previously deferred costs primarily representing professional fees incurred in the development of the joint venture agreements.

Oncor Matters Pending With the PUCT ─ See discussion below under "Regulations and Rates".

Management Agreement─ On October 10, 2007, in connection with the Merger, the Sponsor Group and Lehman Brothers Inc. entered into a management agreement with EFH Corp. (the "Management Agreement"), pursuant to which affiliates of the Sponsor Group will provide management, consulting, financial and other advisory services to EFH Corp.  Pursuant to the Management Agreement, affiliates of the Sponsor Group are entitled to receive an aggregate annual management fee of $35 million, which will increase 2% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the Management Agreement.  The Management Agreement will continue in effect from year to year, unless terminated upon a change in control of EFH Corp. or in connection with an initial public offering of EFH Corp. or if the parties mutually agree to terminate the Management Agreement.  Pursuant to the Management Agreement, affiliates of the Sponsor Group and Lehman Brothers Inc. were paid transaction fees of $300 million in connection with certain services provided in connection with the Merger and related transactions.  In addition, the Management Agreement provides that the Sponsor Group will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances.

RESULTS OF OPERATIONS

EFH Corp. Consolidated

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Reference is made to comparisons of results by business segment following the discussion of consolidated results.  The business segment comparisons provide additional detail and quantification of items affecting financial results.

EFH Corp.’s operating revenues decreased $65 million, or 2%, to $3.4 billion in 2007.  The net decrease reflected the following:

•
Operating revenues in the Competitive Electric segment decreased $114 million, or 4%, to $3.0 billion.  The decrease was driven by a $360 million decline in retail electricity revenues and a $91 million decline in wholesale electricity revenues, partially offset by $344 million in increased net gains from risk management and trading activities.  The decrease in retail electricity revenues reflected lower average consumption per customer due in part to cooler, below normal weather and a net loss of customers due to competitive activity.  The retail revenue decrease also reflected residential price discount actions.  The decrease in wholesale electricity revenues was primarily driven by lower average wholesale prices reflecting lower natural gas prices.  The increased gains from risk management and trading activities reflected unrealized mark-to-market gains on positions in the long-term hedging program due to a decrease in forward market prices of natural gas.  Also see discussion above under "Long-term Hedging Program".

•
Operating revenues in the Regulated Delivery segment increased $4 million, or 1%, to $712 million.  The revenue increase reflected higher transmission and delivery tariffs, customer growth and revenues in 2007 for equipment installation services to support the broadband-over-powerlines initiative, largely offset by the effect of a decline in delivered volumes driven by an estimated $25 million impact of lower average consumption.

•	A decrease in the net intercompany sales elimination of $45 million primarily reflected lower sales by Oncor to REP subsidiaries of TCEH, while its sales to nonaffiliated REPs increased.

Gross Margin
	Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$3,445	100%	$3,510	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	882	26	1,002	29
Operating costs	350	10	334	9
Depreciation and amortization	204	6	211	6
Gross margin	$2,009	58%	$1,963	56%

    Gross margin is considered a key operating metric as its changes measure the effect of movements in sales volumes and pricing versus the variable and fixed costs to generate, purchase and deliver electricity.

Gross margin increased $46 million, or 2%, to $2.0 billion in 2007.

•
The Competitive Electric segment’s gross margin increased $52 million, or 3%, to $1.6 billion.  The gross margin increase reflected higher net gains from risk management and trading activities and lower purchased power costs reflecting lower volumes purchased (due in part to cooler, below normal weather) and lower wholesale power prices driven by lower natural gas prices.  These benefits were partially offset by the effects of a 16% decrease in residential and small business volumes in the historical service territory and lower average retail electricity pricing driven by residential price discounts.

•	The Regulated Delivery segment’s gross margin decreased $7 million, or 2%, to $379 million driven by the effect of lower average consumption on operating revenues.

Operating costs increased $16 million, or 5%, to $350 million in 2007.

•
The Competitive Electric segment’s operating costs decreased $4 million, or 3%, primarily reflecting maintenance costs for scheduled baseload generation unit outages in the fall of 2006, largely offset by costs in 2007 for utilization of sulfur-dioxide emission credits for the lignite/coal-fueled generation plants.

•
The Regulated Delivery segment’s operating costs increased $20 million, or 10%, primarily reflecting fees to other transmission entities, equipment installation costs related to the broadband-over-powerlines initiative, storm-driven costs for restoration of service and increased vegetation management expenses.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) decreased $7 million, or 3%, to $209 million in 2007.  The decreased expense reflects lower transmission/distribution system depreciation due to a one-time adjustment related to retired property, lower amortization of the regulatory assets associated with the securitization bonds and lower asset retirement obligations, partially offset by higher baseload generation plant depreciation driven by net asset additions.

SG&A expenses increased $18 million, or 9%, to $229 million in 2007.  The increase reflected:

•	$10 million in increased retail marketing expenses;
•	$6 million in higher incentive compensation expense;
•	$5 million in higher professional fees primarily for marketing/strategic projects and retail billing and customer care systems enhancements; and
•	$4 million in higher salary and benefit costs primarily driven by an increase in staffing in retail operations,

partially offset by:

•	$5 million in lower bad debt expense driven by a decrease in delinquencies and lower accounts receivable balances; and
•	$4 million in lower expenses related to development of new generation facilities.

Franchise and revenue-based taxes decreased $9 million, or 9%, to $93 million in 2007.  The decrease primarily reflected lower revenues in the Competitive Electric segment in the periods to which the taxes apply.

Other income totaled $20 million in 2007 and $36 million in 2006.  Other deductions totaled $10 million in 2007 and $23 million in 2006.  Other deductions in 2007 included a credit of $48 million to reduce the liability for impaired leases related to gas-fueled combustion turbines that EFH Corp. has ceased operating for its own benefit and net charges of $17 million related to the canceled development of eight coal-fueled generation units.  Also see Notes 2 and 6 to Financial Statements.

Interest expense and related charges increased $17 million, or 8%, to $226 million in 2007 reflecting $30 million due to higher average borrowings and $4 million due to higher average interest rates, partially offset by $17 million in increased capitalized interest.

Income tax expense on income from continuing operations totaled $506 million in 2007 compared to $475 million in 2006.  The effective income tax rate was 34.1% in 2007 and 32.6% in 2006.  The increased effective rate reflects the impact of the significant unrealized mark-to-market net gains in 2007, which increased compared to 2006, on positions in the long-term hedging program.

Income from continuing operations (an after-tax measure) decreased $5 million to $979 million in 2007.

•
Earnings in the Competitive Electric segment increased $46 million, or 5%, to $946 million driven by the improvement in gross margin and the credit to reduce the liability for impaired leases related to gas-fueled combustion turbines.

•	Earnings in the Regulated Delivery segment decreased $7 million, or 5%, to $124 million driven by the effect of lower average consumption on operating revenues.
•
Corporate and Other net expenses totaled $91 million in 2007 and $47 million in 2006.  The amounts in 2007 and 2006 include recurring interest expense on outstanding debt and advances from subsidiaries, as well as corporate general and administrative expenses.  The increase of $44 million primarily reflects:

o	$12 million after-tax in financial advisory, legal and other professional fees in 2007 directly related to the Merger;
o	$11 million after-tax increase in net interest expense related to advances from subsidiaries reflecting higher balances and interest rates;
o	$8 million after-tax in higher SG&A expenses driven by higher compensation and consulting expenses;
o	$10 million after-tax insurance recovery of a litigation settlement in 2006; and
o	$6 million after-tax gain in 2006 on the sale of mineral rights.

Net pension and postretirement benefit costs reduced income from continuing operations by $8 million in 2007 and $10 million in 2006.

EFH Corp. Consolidated

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

EFH Corp.'s operating revenues decreased $1.3 billion, or 16%, to $7.1 billion in 2007.  The net decrease reflected the following:

•
Operating revenues in the Competitive Electric segment decreased $1.5 billion, or 20%, to $6.0 billion.  The decrease was driven by a $715 million decrease in retail electricity revenues and a $668 million unfavorable change in results from risk management and trading activities.  The decrease in retail electricity revenues reflected lower volumes driven by the effects of a net loss of customers due to competitive activity and lower average consumption per customer due in part to cooler, below normal weather.  The retail revenue decrease also reflected residential price discount actions.  The change in results from risk management and trading activities reflected unrealized mark-to-market losses on positions in the long-term hedging program due to an increase in forward market prices of natural gas.  Also see discussion above under "Long-term Hedging Program".

•
Operating revenues in the Regulated Delivery segment increased $45 million, or 2%, to $1.9 billion.  The revenue increase reflected revenues in 2007 for equipment installation services to support the broadband-over-powerlines initiative and higher distribution and transmission tariffs, partially offset by the effect of a decline in delivered volumes driven by an estimated $32 million impact of lower average consumption.

•	A decrease in the net intercompany sales elimination of $100 million reflected lower sales by Oncor to REP subsidiaries of TCEH, while its sales to nonaffiliated REPs increased.

Gross Margin

	Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$7,136	100%	$8,481	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	2,286	32	2,182	26
Operating costs	1,065	15	1,018	12
Depreciation and amortization	599	8	615	7
Gross margin	$3,186	45%	$4,666	55%

Gross margin decreased $1.5 billion, or 32%, to $3.2 billion in 2007.

•
The Competitive Electric segment’s gross margin decreased $1.5 billion, or 40%, to $2.2 billion.  The gross margin decrease reflected an unfavorable change in results from risk management and trading activities, lower average retail electricity pricing and a decrease in residential and small business volumes in the historical service territory.  Gross margin performance also reflected the effects of a scheduled nuclear generation unit outage in early 2007 and increased lignite mining costs due to inefficiencies caused by significantly above-normal rainfall.

•
The Regulated Delivery segment’s gross margin increased $14 million, or 1%, to $951 million driven by higher operating revenues as increased transmission-related rates more than offset the effect of lower delivered volumes.

Operating costs increased $47 million, or 5%, to $1.1 billion in 2007.

•
The Competitive Electric segment’s operating costs increased $10 million, or 2%, reflecting higher maintenance costs largely due to the scheduled nuclear generation unit outage and the utilization in 2007 of generation plant emission credits, partially offset by lower costs in 2007 resulting from generation technical support outsourcing service agreements.

•
The Regulated Delivery segment’s operating costs increased $37 million, or 6%, reflecting higher third-party transmission fees, costs in 2007 for equipment installation related to the broadband-over-powerlines initiative and higher storm-driven service restoration costs, partially offset by lower vegetation management expenses.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants and the delivery system shown in the gross margin table above) decreased $16 million, or 3%, to $612 million in 2007.  The decreased expense reflects lower natural gas-fueled generation plant depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006, lower expense associated with mining reclamation obligations, a one-time adjustment related to retired transmission/distribution property and lower amortization of the regulatory assets associated with the securitization bonds, partially offset by higher depreciation driven by ongoing investments in property, plant and equipment.

SG&A expenses increased $92 million, or 16%, to $674 million in 2007.  The increase reflected:

•	$27 million in increased retail marketing expenses;
•	$22 million in higher professional fees primarily for retail billing and customer care systems enhancements and marketing/strategic/rebranding projects;
•	$16 million in costs associated with the new generation facilities development program, principally salaries and consulting expenses;
•	$14 million in higher costs primarily due to reallocation of Capgemini outsourcing fees;
•	$12 million in higher incentive compensation expense;
•	$5 million in higher salary and benefits primarily driven by an increase in staffing in retail operations, partially offset by a decrease in staffing in delivery operations;
•	$3 million in increased contributions primarily for Energy Aid (low-income customer assistance);

partially offset by:

•	$12 million in executive severance in 2006; and
•	$9 million in lower bad debt expense driven by a decrease in delinquencies and lower accounts receivable balances.

Other income totaled $65 million in 2007 and $91 million in 2006.  Other deductions totaled $901 million in 2007 and $244 million in 2006.  The 2007 other deductions amount includes net charges of $812 million related to the canceled development of eight coal-fueled generation units (see Note 2 to Financial Statements).  The 2006 other deductions amount includes a $198 million impairment charge related to natural gas-fired generation plants.  See Note 6 to Financial Statements for detail of other income and deductions.

Interest expense and related charges increased $4 million, or 1%, to $644 million in 2007 reflecting $56 million due to higher average borrowings, partially offset by $49 million in increased capitalized interest and $3 million due to lower average interest rates.

Income tax expense on income from continuing operations totaled $212 million in 2007 and $1.0 billion in 2006.  Excluding the $51 million deferred tax benefit in 2007 and the $41 million deferred tax charge in 2006 related to the Texas margin tax as described in Note 4 to the Financial Statements, the effective income tax rate was 32.8% in both 2007 and 2006.  (These unusual deferred tax adjustments distort the comparison; they have therefore been excluded for purposes of a more meaningful discussion).  The effective rate reflects the impacts of the significant unrealized mark-to-market net losses on positions in the long-term hedging program and the charge related to the canceled generation development activities, which were offset by higher interest accrued related to uncertain tax positions and higher income-based taxes arising from enactment of the Texas margin tax.

Income from continuing operations (an after-tax measure) decreased $1.4 billion to $591 million in 2007.

•
Earnings in the Competitive Electric segment decreased $1.3 billion to $604 million driven by the decline in gross margin and the charges related to the canceled development of eight coal-fueled generation units.

•
Earnings in the Regulated Delivery segment decreased $18 million, or 6%, to $264 million driven by costs associated with the 2006 cities rate settlement and a decline in delivered volumes due to lower average consumption.

•
Corporate and Other net expenses totaled $277 million in 2007 and $165 million in 2006.  The amounts in 2007 and 2006 include recurring interest expense on outstanding debt and advances from subsidiaries, as well as corporate general and administrative expenses.  The increase of $112 million primarily reflects:

o	$25 million after-tax in financial advisory, legal and other professional fees in 2007 directly related to the Merger;
o
a 2007 write-off of $25 million after-tax in previously deferred costs related to anticipated strategic transactions (including expected financings) that were no longer expected to be completed in anticipation of the Merger;

o	a $17 million after-tax favorable settlement in 2006 of a telecommunications contract dispute;
o	$16 million after-tax in higher accrued interest related to uncertain income tax positions;
o	$15 million after-tax in higher SG&A expenses driven by higher compensation and consulting expenses;
o	$11 million after-tax increase in net interest expense related to advances from subsidiaries reflecting higher balances and interest rates;
o	$10 million after-tax insurance recovery of a litigation settlement in 2006; and
o	$6 million after-tax gain in 2006 on the sale of mineral rights,

partially offset by the $21 million deferred tax benefit in 2007 related to the Texas Margin tax as described in Note 4 to the Financial Statements.

Net pension and postretirement benefit costs reduced results from continuing operations by $27 million in 2007 and $31 million in 2006.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2007.  The net changes in these assets and liabilities, excluding "other activity" as described below, represent the pretax effect of mark-to-market accounting on net income for positions in the commodity contract portfolio, which excludes positions that are subject to cash flow hedge accounting (see discussion below).  For the nine months ended September 30, 2007, this effect totaled $795 million in unrealized net losses, which included $799 million in net losses on unsettled positions, principally those positions entered into as part of the long-term hedging program, and $4 million in reversals of net losses recognized in prior periods on positions settled in the current period.  These positions represent both economic hedging and trading activities.

Nine Months Ended September 30, 2007

Net commodity contract liability at beginning of period	$(23)

Settlements of positions included in the opening balance (1)	4

Unrealized mark-to-market valuations of positions held at end of period (2)	(799)

Other activity (3)	(89)

Net commodity contract liability at end of period	$(907)
                     _________________________

(1)
Represents reversals of unrealized mark-to-market valuations of these positions recognized in net income prior to the beginning of the period, to offset gains and losses realized upon settlement of the positions in the current period.

(2)
Includes mark-to-market effects of positions dedesignated as cash flow hedges (see discussion above under "Long-term Hedging Program").  Also includes $222 million in losses and a $30 million gain recorded at contract inception dates (see Note 12 to Financial Statements).

(3)
These amounts have not been recognized in prior and current year mark-to-market earnings.  Includes initial values of positions involving the receipt or payment of cash or other consideration such as option premiums paid and received.  Activity in 2007 included payments of $62 million related to natural gas physical swap transactions and $106 million of premium payments which includes a $102 million premium paid in 2007 related to a structured economic hedge transaction in the long-term hedging program.  Also includes $257 million (net of amounts settled of $7 million) in liabilities related to certain power sales agreements. (see Note 12 to Financial Statements).

In addition to the effect on net income of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related cash flow hedges.  These effects on net income, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities (see Note 12 to Financial Statements).  The total pretax effect of recording unrealized gains and losses related to commodity contracts in net income under SFAS 133 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Unrealized gains (losses) related to contracts marked-to-market	$481	$28	$(795)	$(87)

Ineffectiveness gains related to cash flow hedges (a)	(2)	157	92	301

Total unrealized gains (losses) related to commodity contracts	$479	$185	$(703)	$214
____________________________
(a)	See Note 12 to Financial Statements.

These amounts are reported in the "risk management and trading activities" component of revenues.

Maturity Table— Following are the components of the net commodity contract liability at September 30, 2007:

Amount

Net liability arising from mark-to-market accounting	$(982)

Premiums paid under option agreements	99

Net receipts of natural gas under physical swap transactions	(24)

Total	$(907)

The following table presents the net commodity contract liability arising from mark-to-market accounting as of September 30, 2007, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net commodity contract liabilities at September 30, 2007
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$85	$(90)	$(153)	$(11)	$(169)
Prices provided by other external sources (a)	65	(216)	(257)	(78)	(486)
Prices based on models (b)(c)	(63)	(48)	(31)	(185)	(327)
Total	$87	$(354)	$(441)	$(274)	$(982)
Percentage of total fair value	(9)%	36%	45%	28%	100%

(a)	Includes “day one” losses of $195 million associated with hedge transactions and a "day one" gain of $30 million associated with a long-term power purchase agreement.
(b)	Includes "day one" loss of $27 million associated with a hedge transaction.
(c)	Includes $257 million (net of amounts settled of $7 million) in liabilities related to certain power sales agreements (see Note 12 to Financial Statements).

The “prices actively quoted” category reflects only exchange traded contracts with active quotes available.  The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available.  Over-the-counter quotes for power in ERCOT generally extend through 2012 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point.  The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models.  In addition, this category contains other contractual arrangements which may have both forward and option components.  In many instances, these contracts can be broken down into their component parts and each component valued separately.  Components valued as forward commodity positions are included in the “prices provided by other external sources” category.  Components valued as options are included in the “prices based on models” category.

Competitive Electric Segment

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$3,034	$3,148	$6,017	$7,507

Costs and expenses:

Fuel, purchased power costs and delivery fees	1,184	1,348	3,086	3,081

Operating costs	137	141	452	442

Depreciation and amortization	84	82	245	252

Selling, general and administrative expenses	162	153	473	403

Franchise and revenue-based taxes	25	31	78	84

Other income	(6)	2	(15)	(3)

Other deductions	(17)	4	792	205

Interest income	(97)	(61)	(259)	(137)

Interest expense and related charges	130	109	342	316

Total costs and expenses	1,602	1,809	5,194	4,643

Income (loss) before income taxes	1,432	1,339	823	2,864

Income tax expense (benefit)	486	439	219	985

Net income (loss)	$946	$900	$604	$1,879

Competitive Electric Segment

Sales Volume Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change %	2007	2006	Change %

Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	7,341	8,838	(16.9)	18,061	20,896	(13.6)
Small business (a)	2,066	2,408	(14.2)	5,246	6,203	(15.4)
Total historical service territory	9,407	11,246	(16.4)	23,307	27,099	(14.0)
Other territories:
Residential	1,448	1,245	16.3	3,195	2,874	11.2
Small business (a)	247	213	16.0	615	513	19.9
Total other territories	1,695	1,458	16.3	3,810	3,387	12.5
Large business and other customers	3,902	3,918	(0.4)	10,946	10,703	2.3
Total retail electricity	15,004	16,622	(9.7)	38,063	41,189	(7.6)
Wholesale electricity sales volumes	9,938	10,165	(2.2)	27,914	25,870	7.9
Net sales (purchases) of balancing electricity to/from ERCOT	(4)	103	─	622	1,268	─
Total sales volumes	24,938	26,890	(7.3)	66,599	68,327	(2.5)

Average volume (kWh) per retail customer (b):

Residential	4,764	5,244	(9.2)	11,399	12,235	(6.8)
Small business	8,969	9,501	(5.6)	22,421	23,926	(6.3)
Large business and other customers	109,115	81,369	34.1	276,764	210,515	31.5

Weather (service territory average) – percent of normal (c):

Percent of normal:
Cooling degree days	97.2%	109.0%		94.2%	118.5%
________________
(a)	Customers with demand of less than 1 MW.
(b)	Calculated using average number of customers for period.
(c)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Competitive Electric Segment

Customer Count Data

	September 30,
	2007	2006	Change %
Customer counts:

Retail electricity customers (end of period and in thousands) (a):
Historical service territory:
Residential	1,551	1,670	(7.1)
Small business (b)	243	265	(8.3)
Total historical service territory	1,794	1,935	(7.3)

Other territories:
Residential	307	234	31.2
Small business (b)	13	8	62.5
Total other territories	320	242	32.2

All territories:
Residential	1,858	1,904	(2.4)
Small business (b)	256	273	(6.2)
Total all territories	2,114	2,177	(2.9)

Large business and other customers	35	47	(25.5)
Total retail electricity customers	2,149	2,224	(3.4)
________________
(a)	Based on number of meters.
(b)	Customers with demand of less than 1MW.

Competitive Electric Segment

Revenue and Market Share Data
	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change %	2007	2006	Change %
Operating revenues:
Retail electricity revenues:
Historical service territory:
Residential	$1,018	$1,333	(23.6)	$2,502	$3,086	(18.9)
Small business (a)	304	357	(14.8)	772	923	(16.4)
Total historical service territory	1,322	1,690	(21.8)	3,274	4,009	(18.3)

Other territories:
Residential	203	194	4.6	452	442	2.3
Small business (a)	31	25	24.0	77	61	26.2
Total other territories	234	219	6.8	529	503	5.2

Large business and other customers	368	375	(1.9)	1,025	1,031	(0.6)
Total retail electricity revenues	1,924	2,284	(15.8)	4,828	5,543	(12.9)
Wholesale electricity revenues	589	680	(13.4)	1,571	1,635	(3.9)

Net sales (purchases) of balancing electricity to/from ERCOT	(19)	(32)	─	(11)	(6)	─
Income (loss) from risk management and trading activities	462	118	─	(607)	61	─
Other operating revenues	78	98	(20.4)	236	274	(13.9)
Total operating revenues	$3,034	$3,148	(3.6)	$6,017	$7,507	(19.8)
Risk management and trading activities:
Realized net gains (losses) on settled positions (b)	$(17)	$(67)		$96	$(153)
Reversal of prior periods’ unrealized net (gains) losses on positions settled in current period	(4)	(17)		(17)	21
OtOther unrealized net gains (losses), including cash flow hedge ineffectiveness	483	202		(686)	193
Total net losses	$462	$118		$(607)	$61

Average revenues per MWh:
Residential	$138.96	$151.45	(8.2)	$138.99	$148.44	(6.4)

Estimated share of ERCOT retail markets (c):
Historical service territory:
Residential				61%	67%
Small business				61%	67%
Total ERCOT:
Residential				36%	37%
Small business				25%	27%
Large business and other customers				11%	16%
_________________________

(a)	Customers with demand of less than 1 MW.
(b)
Includes physical commodity trading activity not subject to mark-to-market accounting of $7 million and $10 million in net losses in the third quarter of 2007 and 2006, respectively, and $14 million and $25 million in net losses in the nine months ended September 30, 2007 and 2006, respectively.

(c)	Based on number of meters. Estimated market share is based on the number of customers that have choice.

Competitive Electric Segment

Production, Purchased Power and Delivery Cost Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change %	2007	2006	Change %

Fuel, purchased power costs and delivery fees ($ millions):

Nuclear fuel	$24	$22	9.1	$63	$65	(3.1)
Lignite/coal	161	124	29.8	451	353	27.8
Total baseload fuel	185	146	26.7	514	418	23.0
Natural gas fuel and purchased power	559	740	(24.5)	1,377	1,429	(3.6)
Other costs	57	47	21.3	203	169	20.1
Fuel and purchased power costs	801	933	(14.1)	2,094	2,016	3.9
Delivery fees (a)	383	415	(7.7)	992	1,065	(6.9)
Total	$1,184	$1,348	(12.2)	$3,086	$3,081	0.2

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$4.68	$4.29	9.1	$4.59	$4.25	8.0
Lignite/coal (b)	$14.18	$11.29	25.6	$14.31	$11.60	23.4
Natural gas fuel and purchased power	$63.71	$69.87	(8.8)	$62.29	$65.71	(5.2)

Delivery fees per MWh	$25.09	$24.75	1.4	$25.60	$25.60	─

Production and purchased power volumes (GWh):

Nuclear	5,110	5,115	(0.1)	13,664	15,292	(10.6)
Lignite/coal	12,353	12,348	─	34,297	34,252	0.1
Total baseload generation	17,463	17,463	─	47,961	49,544	(3.2)
Natural gas-fueled generation	2,108	1,948	8.2	3,491	3,487	0.1
Purchased power	6,662	8,641	(22.9)	18,619	18,258	2.0
Total energy supply	26,233	28,052	(6.5)	70,071	71,289	(1.7)
Less line loss and power imbalances	1,295	1,162	11.4	3,472	2,962	17.2
Net energy supply volumes	24,938	26,890	(7.3)	66,599	68,327	(2.5)

Baseload capacity factors (%):

Nuclear	100.6%	101.2%	(0.6)	90.8%	102.0%	(10.9)
Lignite/coal	95.8%	95.8%	─	89.7%	89.5%	0.2
Total baseload	97.2%	97.3%	(0.1)	90.0%	93.1%	(3.3)
________________
(a)	Includes delivery fee charges from Oncor that are eliminated in consolidation.
(b)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Competitive Electric Segment

See Note 2 to Financial Statements for discussion of the canceled development of eight coal-fueled generation facilities, including potential contract termination charges in future periods.  A pretax gain of $57 million is expected to be recorded in the fourth quarter on the sale of certain boiler equipment.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operating revenues decreased $114 million, or 4%, as follows:

	Three Months Ended September 30,
	2007	2006	Increase (Decrease)
Retail electricity revenues	$1,924	$2,284	$(360)
Wholesale electricity revenues	589	680	(91)
Wholesale balancing activities	(19)	(32)	13
Net gains from risk management and trading activities	462	118	344
Other operating revenues	78	98	(20)
Total operating revenues	$3,034	$3,148	$(114)

The $360 million, or 16%, decrease in retail electricity revenues reflected the following:

•
Lower retail volumes contributed $222 million to the revenue decrease.  Residential and small business volumes in the historical service territory decreased 16% reflecting a decrease in average consumption per customer of 9% in the residential market and 6% in the small business market, due in part to cooler, below normal weather, as well as a net loss of customers due to competitive activity.

•
Lower average pricing (including customer mix effects) contributed $138 million to the revenue decrease, driven by residential price discounts.  Lower average retail pricing reflected a six percent price discount, effective with meter reads on March 27, 2007, and an additional four percent price discount, effective with meter reads on June 8, 2007, to those residential customers in the historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat rate.  Such customers received an additional five percent price discount upon closing of the Merger (effective with October 24, 2007 meter reads).

Such customers have protection against price increases at the full 15 percent discounted level from Merger closing (October 10, 2007) through December 2008 (excluding increases in response to a change in law or regulatory charges).  Additionally, such customers have protection against price increases above the rates in effect prior to the six percent discount described above for bills through December 31, 2009 (excluding increases in response to a change in law or regulatory charges).

•
Total retail electricity customer counts at September 30, 2007 declined 3% from September 30, 2006.  Total residential and small business customer counts in the historical service territory declined 7% and in all combined territories declined 3%.

Wholesale electricity revenues decreased $91 million, or 13%.  The decrease was driven by a $76 million pricing impact as average wholesale prices declined 11% reflecting lower natural gas prices.  A 2% decline in wholesale volumes contributed $15 million to the decrease.

Wholesale balancing activity comparisons are not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals that are highly variable.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes.  Hedging results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin.  Following is an analysis of activities in the third quarter of 2007 and 2006:

Three Months Ended September 30, 2007

Unrealized mark-to-market net gains totaling $479 million including:

•
$476 million in net gains on positions in the long-term hedging program, which includes $552 million in net gains on unsettled positions, $18 million in net losses that represent reversals of previously recorded unrealized net gains on positions settled in the current period and $58 million in a "day one" loss associated with a contract entered into at below-market prices; and

•
$7 million in net gains on other economic hedges, which includes $9 million in net losses on unsettled positions and $16 million in net gains that represent reversals of previously recorded unrealized net losses on positions settled in the current period.

Realized net losses totaling $17 million including:

•	$33 million in net gains on settlement of positions in the long-term hedging program, which offset hedged electricity revenues recognized in the current period;
•	$37 million in net losses on settlement of other economic hedge positions that offset hedged electricity revenues recognized in the current period; and
•	$13 million in other net losses primarily related to settlement of trading positions.

Three Months Ended September 30, 2006

Unrealized mark-to-market net gains totaling $185 million including:

•	$185 million in net gains on positions in the long-term hedging program, which includes $153 million in cash flow hedge ineffectiveness net gains and $32 million in net gains on unsettled positions.

Realized net losses totaling $67 million including:

•	$28 million in net losses on settlement of positions in the long-term hedging program, which offset hedged electricity revenues recognized in the current period;
•	$48 million in net losses on settlement of other hedge positions that offset hedged electricity revenues recognized in the current period; and
•	$9 million in net gains on settlement of trading positions.

    Gross Margin
	Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$3,034	100%	$3,148	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,184	39	1,348	43
Generation plant operating costs	137	4	141	4
Depreciation and amortization	82	3	80	3
Gross margin	$1,631	54%	$1,579	50%

Gross margin increased $52 million, or 3%, to $1.6 billion in 2007.  The increase reflected a favorable change in results from risk management and trading activities, lower purchased power volumes due in part to the cooler, below normal weather and lower purchased power costs driven by lower natural gas prices, partially offset by the effect of a 16% decrease in residential and small business volumes in the historical service territory, lower average retail electricity prices driven by residential price discounts and increased lignite mining costs due to inefficiencies caused by significantly above normal rain fall.

Gross margin as a percent of revenues increased four percentage points to 54%.  The increase reflected the effect of results from risk management and trading activities, including higher net unrealized mark-to-market gains on positions in the long-term hedging program (five percentage point margin increase), partially offset by the effect of lower average retail prices (two percentage point margin decrease).

Operating costs decreased $4 million, or 3%, to $137 million in 2007.  The decrease primarily reflected $3 million in maintenance costs for scheduled baseload generation plant outages in the fall of 2006 and $7 million in decreases in various other cost categories in 2007, largely offset by costs in 2007 for utilization of sulfur-dioxide emission credits for the coal/lignite-fueled generation plants.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) increased $2 million, or 2%, to $84 million primarily reflecting $4 million in higher baseload generation plant depreciation driven by ongoing investments in property, plant and equipment, partially offset by lower asset retirement obligation costs.

SG&A expenses increased $9 million, or 6%, to $162 million in 2007.  The increase reflected:

•	$10 million in increased retail marketing expenses;
•	$4 million in higher salary and benefit costs primarily driven by an increase in staffing in retail operations; and
•	$3 million in higher professional fees primarily for marketing/strategic projects and retail billing and customer care systems enhancements,

partially offset by:

•	$5 million in lower bad debt expense driven by a decrease in delinquencies and lower accounts receivable balances; and
•	$4 million in lower expenses related to development of new generation facilities.

Other deductions totaled a net credit of $17 million in 2007 and $4 million in charges in 2006.  The 2007 amount includes a $48 million reduction in the liability previously recorded for leases related to gas-fueled combustion turbines that EFH Corp. has ceased operating for its own benefit, $17 million in charges related to the canceled development of eight coal-fueled generation units and a $10 million charge related to the termination of a railcar operating lease.  See Notes 2 and 6 to Financial Statements.

Interest income increased $36 million to $97 million in 2007 reflecting $18 million due to higher average advances to affiliates and $18 million due to higher average rates on advances.

Interest expense and related charges increased $21 million, or 19%, to $130 million in 2007.  The increase reflected $29 million due to higher average borrowings and $9 million due to higher average interest rates, partially offset by $17 million in increased capitalized interest.

Income tax expense totaled $486 million in 2007 compared to $439 million in 2006.  The effective tax rate was 33.9% in 2007 compared to 32.8% in 2006.  The increased effective rate reflects the impact of the significant unrealized mark-to-market net gains on positions in the long-term hedging program.

Net income increased $46 million to $946 million in 2007 driven by the improvement in gross margin and lower other deductions.

Competitive Electric Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Operating revenues decreased $1.5 billion, or 20%, as follows:

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)
Retail electricity revenues	$4,828	$5,543	$(715)
Wholesale electricity revenues	1,571	1,635	(64)
Wholesale balancing activities	(11)	(6)	(5)
Net (losses) gains from risk management and trading activities	(607)	61	(668)
Other operating revenues	236	274	(38)
Total operating revenues	$6,017	$7,507	$(1,490)

The $715 million, or 13%, decrease in retail electricity revenues reflected the following:

•
Lower retail volumes contributed $421 million to the revenue decrease.  Residential and small business volumes in the historical service territory decreased 14% reflecting the effects of a net loss of customers due to competitive activity and lower average consumption per customer of 7% in the residential market and 6% in the small business market due in part to cooler, below normal summer weather.  Large business market volumes increased 2% reflecting a change in customer mix.

•
Lower average pricing (including customer mix effects) contributed $294 million to the revenue decrease.  Lower average retail pricing was driven by residential price discounts including a six percent price discount, effective with meter reads on March 27, 2007, and an additional four percent price discount, effective with meter reads on June 8, 2007, to those residential customers in the historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat rate.  Such customers received an additional five percent price discount upon closing of the Merger (effective with October 24, 2007 meter reads).  Lower average pricing also reflected new competitive product offerings in residential and small business markets and a change in customer mix in the large business market.

•
Total retail electricity customer counts at September 30, 2007 declined 3% from September 30, 2006.  Total residential and small business customer counts in the historical service territory declined 7% and in all combined territories declined 3%.

Wholesale electricity revenues decreased $64 million, or 4%.  The decrease was driven by a $193 million pricing impact as average wholesale prices declined 11% reflecting lower natural gas prices.  The pricing impact was partially offset by a $129 million increase in wholesale revenues on volume growth of 8% due in part to the decline in retail volumes associated with competitive activity.

Wholesale balancing activity comparisons are not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals that are highly variable.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for economic hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes.  Hedging results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin.  Following is an analysis of activities for the nine months ended September 30, 2007 and 2006:

Nine Months Ended September 30, 2007

Unrealized mark-to-market net losses totaling $703 million including:

•	$687 million in net losses on positions in the long-term hedging program, which includes:
o	$578 million in net losses on unsettled positions and $13 million in net gains that represent reversals of previously recorded net losses on positions settled in the current period;
o
$114 million in cash flow hedge ineffectiveness net gains on unsettled positions and $18 million in net losses that represent reversals of previously recorded ineffectiveness net gains on positions settled in the current period; and

o	$218 million in "day one" losses on large positions entered into at below-market prices;
•
$50 million in net losses on commodity trading positions, which includes $15 million in net losses on unsettled positions and $35 million in net losses that represent reversals of previously recorded net gains on positions settled in the current period; and

•	$30 million in a "day one" gain on a power purchase agreement.

Realized net gains totaling $96 million including:

•	$126 million in net gains on settlement of positions in the long-term hedging program, which offset hedged electricity revenues recognized in the current period;
•	$56 million in losses on settlement of other economic hedges, which offset hedged revenues and cost of energy sold recognized in the current period; and
•	$26 million in net gains on settlement of trading positions.

Nine Months Ended September 30, 2006

Unrealized mark-to-market net gains totaling $214 million including:

•
$302 million in net gains on positions in the long-term hedging program, which includes $273 million in cash flow hedge ineffectiveness net gains and $29 million in net gains on unsettled positions; and

•	$109 million in "day one" losses on commodity price hedges entered into at below-market prices.

Realized net losses totaling $153 million including:

•	$101 million in net losses on settlement of economic hedge positions that offset hedged electricity revenues recognized in the current period; and
•	$51 million in net losses on settlement of trading positions.

Gross Margin

	Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$6,017	100%	$7,507	100%
Costs and expenses:
Fuel, purchased power costs and delivery fees	3,086	51	3,081	41
Generation plant operating costs	452	8	442	6
Depreciation and amortization	240	4	247	3
Gross margin	$2,239	37%	$3,737	50%

Gross margin decreased $1.5 billion, or 40%, to $2.2 billion in 2007.  The decrease reflected an unfavorable change in results from risk management and trading activities, lower average retail electricity pricing driven by residential price discounts and a 14% decrease in residential and small business volumes in the historical service territory.  Gross margin performance also reflected the effects of a scheduled nuclear generation unit outage in early 2007 and increased lignite mining costs due to inefficiencies caused by significantly above normal rainfall.

An 11% decline in nuclear generation volumes, and associated increase in purchase power volumes, was primarily due to a scheduled refueling and major maintenance outage for one of the two Comanche Peak nuclear units.  Maintenance work during the 55-day outage, which ended in April 2007, included the replacement of the unit’s steam generators and reactor vessel head.

Gross margin as a percent of revenues decreased 13 percentage points to 37%.  The decrease reflected:

•	the effect of results from risk management and trading activities, including net unrealized mark-to-market losses on positions in the long-term hedging program (six percentage point margin decrease);
•	the effect of lower average retail electricity pricing (three percentage point margin decrease);
•	the effect of a decrease in residential and small business retail sales volumes and an increase in wholesale sales volumes (two percentage point margin decrease);
•	the effect of lower nuclear generation volumes and higher purchased power volumes (one percentage point margin decrease); and
•	the effect of higher lignite mining costs (one percentage point margin decrease).

Operating costs increased $10 million, or 2%, to $452 million in 2007.  The increase reflected $18 million in higher generation maintenance costs largely due to the scheduled outage in the spring of 2007 of one of the nuclear generation units and $7 million for the utilization of sulfur-dioxide emission credits in 2007 for the lignite/coal-fueled generation plants, partially offset by $13 million in lower costs largely resulting from generation technical support outsourcing service agreements.

Depreciation and amortization (consisting almost entirely of amounts related to generation plants shown in the gross margin table above) decreased $7 million, or 3%, to $245 million driven by lower natural gas-fueled generation plant depreciation due to the impairment of natural gas-fueled generation plants in the second quarter of 2006 and lower expense associated with mining reclamation obligations, partially offset by higher baseload generation plant depreciation, driven by ongoing investments in property, plant and equipment.

SG&A expenses increased $70 million, or 17%, to $473 million in 2007.  The increase reflected:

•	$27 million in increased retail marketing expenses;
•	$16 million in costs associated with the new generation facilities development program, principally salaries and consulting expenses;
•	$14 million in higher professional fees primarily for retail billing and customer care systems enhancements and marketing/strategic projects;
•	$12 million in higher salary and benefit costs primarily driven by an increase in staffing in retail operations; and
•	$10 million in higher costs primarily due to reallocation of Capgemini outsourcing fees,

partially offset by $10 million in lower bad debt expense driven by a decrease in delinquencies and lower accounts receivable balances.

Other income totaled $15 million in 2007 and $3 million in 2006.  Other income in 2007 includes $7 million of royalty income and $6 million in penalties received due to nonperformance under a coal transportation agreement.

Other deductions totaled $792 million in 2007 and $205 million in 2006.  The 2007 amount includes:

•	net charges of $812 million in connection with the canceled development of eight coal-fueled generation units (see Note 2 to Financial Statements);
•	$10 million in charges related to the termination of a railcar operating lease; and
•
a $48 million credit for reducing a liability previously recorded for leases related to gas-fueled combustion turbines that EFH Corp. has ceased operating for its own benefit (see Note 6 to Financial Statements).

The 2006 amount includes:

•	a $198 million charge related to the write-down of the natural gas-fueled generation plants to fair value; and
•	$8 million in equity losses (representing amortization expense) related to the ownership interest in the EFH Corp. subsidiary holding the capitalized software licensed to Capgemini;

partially offset by a $12 million credit related to the favorable settlement of a counterparty default under a coal contract.

Interest income increased $122 million to $259 million in 2007 reflecting $68 million due to higher average advances to affiliates and $54 million due to higher average rates on advances.

Interest expense and related charges increased by $26 million, or 8%, to $342 million in 2007.  The increase reflected $53 million in higher average borrowings and $20 million due to higher average interest rates, partially offset by $47 million in increased capitalized interest.

Income tax expense totaled $219 million in 2007 compared to $985 million in 2006.  Excluding the $30 million deferred tax benefit in 2007 and the $42 million deferred tax charge in 2006 related to the Texas margin tax as described in Note 4 to the Financial Statements, the effective income tax rate was 30.3% in 2007 and 32.9% in 2006.  (These unusual deferred tax adjustments distort the comparison; they have therefore been excluded for purposes of a more meaningful discussion). The decreased effective rate reflects the impacts of the significant unrealized mark-to-market net losses on positions in the long-term hedging program and the charge related to the canceled generation development activities, which were partially offset by higher interest accrued related to uncertain tax positions and higher income-based taxes arising from enactment of the Texas margin tax.

Net income decreased $1.3 billion to $604 million in 2007 driven by the decline in gross margin and the charges related to the cancelation of the development of eight lignite/coal-fueled generation units.

Regulated Delivery Segment

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$712	$708	$1,919	$1,874

Costs and expenses:

Operating costs	214	194	616	579

Depreciation and amortization	119	128	353	359

Selling, general and administrative expenses	44	44	136	138

Franchise and revenue-based taxes	69	71	190	189

Other income	―	(2)	(3)	(2)

Other deductions	7	11	26	13

Interest income	(14)	(14)	(42)	(43)

Interest expense and related charges	79	74	233	213

Total costs and expenses	518	506	1,509	1,446

Income before income taxes	194	202	410	428

Income tax expense	70	71	146	146

Net income	$124	$131	$264	$282

Regulated Delivery Segment

Operating Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change %	2007	2006	Change %
Operating statistics – volumes:
Electric energy delivered (GWh)	31,558	33,105	(4.7)	81,523	83,480	(2.3)

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				79.22	78.29	1.2
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.14	1.16	(1.7)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				69.51	67.31	3.3

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)				3,087	3,051	1.2

Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$300	$344	(12.8)	$794	$894	(11.2)
Nonaffiliated	331	296	11.8	889	782	13.7
Total distribution revenues	631	640	(1.4)	1,683	1,676	0.4
Third-party transmission revenues	66	60	10.0	192	176	9.1
Other miscellaneous revenues	15	8	87.5	44	22	100.0
Total operating revenues	$712	$708	0.6	$1,919	$1,874	2.4
__________________________

(a)
SAIDI is the average number of electric service interruption minutes per consumer in a year.  SAIFI is the average number of electric service interruptions per consumer in a year.  CAIDI is the average duration in minutes per electric service interruption in a year.  The statistics presented are based on the preceding twelve months’ data.

(b)
Includes transition charge revenue associated with the issuance of securitization bonds totaling $42 million and $44 million for the three months ended September 30, 2007 and 2006, respectively, and $112 million and $117 million for the nine months ended September 30, 2007 and 2006, respectively.  Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Regulated Delivery Segment

Regulated Delivery’s results are being impacted by the effects of the 2006 cities rate settlement.  Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $8 million and $7 million has been recognized in the three months ended September 30, 2007 and 2006, respectively, and $25 million and $10 million in the nine months ended September 30, 2007 and 2006, respectively.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operating revenues increased $4 million, or less than 1%, to $712 million in 2007.  The revenue increase reflected:

•	$8 million from increased distribution tariffs to recover higher transmission costs;
•	$7 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system; and
•	$7 million for installation services related to equipment to support the broadband-over-powerlines initiative,

partially offset by,

•
a 4.7% decline in delivered volumes, with an estimated $25 million effect of lower average consumption due in part to cooler, below normal weather, partially offset by an estimated $9 million impact of increased points of delivery; and

•	$2 million in lower charges to REPs related to securitization bonds (offset by lower amortization of the related regulatory asset).

Gross Margin
	Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$712	100%	$708	100%
Costs and expenses:
Operating costs	214	30	194	27
Depreciation and amortization	119	17	128	18
Gross margin	$379	53%	$386	55%

Operating costs increased $20 million, or 10%, to $214 million in 2007.  The increase reflected $7 million in higher fees paid to other transmission entities, $6 million in equipment installation cost related to the broadband-over-powerlines initiative, $3 million in increased labor costs primarily for restoration of service as a result of weather events and $3 million in increased vegetation management expenses.

Depreciation and amortization decreased $9 million, or 7%, to $119 million in 2007.  The decrease reflected $7 million in lower depreciation due to a one-time adjustment related to retired property and $2 in lower amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

Franchise and revenue-based taxes decreased $2 million, or 3%, to $69 million in 2007.  Included in franchise and revenue-based taxes are local franchise fees resulting from the 2006 cities rate settlement of $2 million and $1 million for the three months ended September 30, 2007 and 2006, respectively.

Other deductions totaled $7 million in 2007 and $11 million in 2006.  The 2007 amount includes $6 million in costs as a result of the 2006 cities rate settlement.  The 2006 amount includes $6 million in costs under the cities rate settlement and $3 million in transition costs related to the previously disclosed InfrastruX Energy services joint venture.

Interest expense increased $5 million, or 7%, to $79 million in 2007.  The increase reflects $3 million due to higher average borrowings and $2 million due to higher average interest rates.

Income tax expense totaled $70 million in 2007 compared to $71 million in 2006.  The effective income tax rate was 36.1% in 2007 and 35.1% in 2006.  The increase reflects higher taxes as a result of the enactment of the Texas margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Net income decreased $7 million, or 5%, to $124 million.  This decrease was driven by the effect of lower average consumption on operating revenues.

Regulated Delivery Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Operating revenues increased $45 million, or 2%, to $1.9 billion in 2007.  The revenue increase reflected:

•	$19 million for installation services related to equipment to support the broadband-over-powerlines initiative;
•	$18 million from increased distribution tariffs to recover higher transmission costs; and
•	$16 million in higher transmission revenues primarily due to rate increases approved in 2006 and 2007 to recover ongoing investment in the transmission system,

partially offset by,

•
a 2.3% decline in delivered volumes, with an estimated $32 million effect of lower average consumption due in part to cooler, below normal weather, partially offset by an estimated $23 million impact of growth in points of delivery; and

•	$5 million in lower charges to REPs related to securitization bonds (offset by lower amortization of the related regulatory asset).

Gross Margin

	Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue

Operating revenues	$1,919	100%	$1,874	100%
Costs and expenses:
Operating costs	616	32	579	31
Depreciation and amortization	352	18	358	19
Gross margin	$951	50%	$937	50%

Operating costs increased $37 million, or 6%, to $616 million in 2007.  The increase reflected $19 million in higher fees paid to other transmission entities, $18 million in equipment installation costs related to the broadband-over-powerlines initiative, $6 million in increased labor cost primarily for restoration of service as a result of weather events and $5 million in higher costs associated with equipment installation activities, partially offset by lower vegetation management expenses of $11 million due primarily to timing of spending.

Depreciation and amortization decreased $6 million, or 2%, to $353 million in 2007.  The decrease reflected $7 million in lower depreciation due to a one-time adjustment related to retired property and $5 million in lower amortization of the regulatory assets associated with the securitization bonds (offset in revenues), partially offset by depreciation due to ongoing investments in property, plant and equipment.

SG&A expenses decreased $2 million, or 1%, to $136 million in 2007.  The decrease reflected $6 million in reduced labor and benefit costs due to lower staffing levels and the effect of $3 million in executive severance expenses in the first quarter of 2006, partially offset by $4 million in higher outsourced service provider costs and $4 million for expenses related to the rebranding of the Oncor Electric Delivery Company name.

Franchise and revenue-based taxes increased $1 million, or less than 1%, to $190 million in 2007.  The increase reflected $2 million in higher franchise fees under the cities rate settlement, partially offset by $1 million lower revenue-based taxes primarily driven by lower delivered volumes.  Included in franchise and revenue-based taxes are local franchise fees resulting from the 2006 cities rate settlement of $6 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.

Other deductions totaled $26 million in 2007 and $13 million in 2006.  The 2007 amount includes:

•	$19 million in costs as a result of the 2006 cities rate settlement;
•	$3 million in costs related to the InfrastruX Energy Services joint venture, which was not consummated in connection with the Merger; and
•	$2 million in equity losses (representing amortization expense) related to the ownership interest in the EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

The 2006 amount includes:

•	$6 million in costs under the cities rate settlement;
•	$3 million in costs related to the InfrastruX Energy Services joint venture; and
•	$3 million in equity losses (representing amortization expense) related to the ownership interest in the EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

Interest expense increased $20 million, or 9%, to $233 million in 2007.  The increase reflects $14 million due to higher average borrowings and $5 million due to higher average interest rates.

Income tax expense totaled $146 million in both 2007 and 2006.  The effective income tax rate was 35.6% in 2007 and 34.1% in 2006.   The increase reflects higher taxes as a result of the enactment of the Texas margin tax, higher interest accrued related to uncertain tax positions and the effect of full amortization prior to 2007 of a regulatory liability associated with statutory tax rate changes.

Net income decreased $18 million, or 6%, to $264 million.  This decrease was driven by costs associated with the 2006 cities rate settlement and a decline in delivered volumes due to lower average consumption.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net increase (decrease) in fair value of cash flow hedges (all commodity-related) held at end of period	$9	$401	$(272)	$431
Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	(13)	9	(108)	16
Financing – interest rate swaps (a)	1	2	5	6
	(12)	11	(103)	22
Total income (loss) effect of cash flow hedges reported in other comprehensive income from continuing operations	$(3)	$412	$(375)	$453
______________

(a)	Represents recognition of net losses on settled swaps.

EFH Corp. has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices.  Amounts in accumulated other comprehensive income include (i) the value of unsettled transactions accounted for as cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transactions were recognized, unless the hedged transactions became probable of not occurring.  Also see Note 12 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES – HISTORICAL/PRE-MERGER

Cash Flows — Cash provided by operating activities for the nine months ended September 30, 2007 totaled $1.6 billion compared to cash provided by operating activities of $4.0 billion in 2006.  The decrease of $2.4 billion reflected:

•
lower operating earnings after taking into account noncash items such as deferred federal income taxes, unrealized mark-to-market valuations and charges related to canceled development of generation facilities;

•	an unfavorable change of $1.3 billion in net margin deposits due to the effect of higher forward natural gas prices on hedge positions;
•
an unfavorable change in working capital (accounts receivable, accounts payable and inventories) balances of $111 million primarily due to the effects of lower natural gas prices, as cash flows in 2006 included the collection of higher wholesale natural gas and electricity receivables that resulted from higher prices in late 2005; and

•	a $102 million premium paid in 2007 related to a structured natural gas-related option transaction entered into as part of the long-term hedging program.

Cash provided by financing activities totaled $1.3 billion in 2007 compared to cash used in financing activities of $2.4 billion in 2006 as summarized below:

	Nine Months Ended September 30,
	2007	2006
Net issuances, repayments and repurchases of borrowings	$2,022	$(992)
Net issuances and repurchases of common stock	(12)	(773)
Common stock dividends paid	(594)	(575)
Excess tax benefit on stock-based incentive compensation	─	47
Settlements of minimum withholding tax liabilities under stock-based incentive compensation plans	(93)	(59)
Total provided by (used in) financing activities	$1,323	$(2,352)

    Cash used in investing activities increased $580 million as summarized below:

	Nine Months Ended September 30,
	2007	2006

Capital expenditures, including purchases of mining-related assets and nuclear fuel	$(2,450)	$(1,486)
Reduction of restricted cash related to pollution control revenue bonds	197	―
Purchase of lease trust	―	(69)
Proceeds from pollution control revenue bonds deposited with trustee	―	(99)
Net investments in nuclear decommissioning trust fund securities	(11)	(12)
Proceeds from sale of assets	6	15
Investment in unconsolidated affiliate	―	(15)
Costs to remove retired property	(24)	(33)
Other	(3)	(6)
Total used in investing activities	$(2,285)	$(1,705)

The $964 million, or 65%, increase in capital expenditures was driven by new generation facility development spending.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $48 million for the nine months ended September 30, 2007.  This difference represents amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Long-term Debt Activity — During the nine months ended September 30, 2007, EFH Corp. issued, reacquired or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):
	Issuances (a)	Repayments and Repurchases
TCEH:
Floating rate senior notes (b)	$1,000	$	―
Secured promissory note	65		―
Pollution control revenue bonds	―		(143)
Other long-term debt	―		(8)

EFC Holdings:
Fixed senior debentures	―		(10)
Other long-term debt	―		(9)

EFH Corp.:
Other long-term debt	―		(11)

Oncor:
Floating rate senior notes (b)	800		―
Fixed debentures	―		(200)
Transition bonds	―		(64)

Total	$1,865		$(445)
________________

(a)	Excludes $52 million capital lease liability related to a rail car lease and $7 million capital lease liability related to a mining equipment lease. Both leases were entered into in September 2007.
(b)	Notes were subject to mandatory redemption upon closing of the Merger.

    See Notes 9 and 16 to Financial Statements for further detail of long-term debt and other financing arrangements.

Credit Facilities/Commercial Paper— As of October 10, 2007, subsidiaries of EFH Corp. repaid and terminated their credit facilities.  See Note 8 to Financial Statements for details of the arrangements.  Availability under these facilities at September 30, 2007 declined $2.3 billion from year-end 2006 primarily due to incremental credit support requirements related largely to the long-term hedging program, capital expenditures and borrowings to repay all outstanding commercial paper as it matured due to the effects of rating agency actions on the commercial paper program.  Commercial paper maturities totaled $1.3 billion in the first nine months of 2007.

Income Tax Payments — Such payments totaled $270 million and $50 million in the first nine months of 2007 and 2006, respectively.  EFH Corp. cannot reasonably estimate the ultimate timing of tax payments associated with uncertain tax positions, but none are expected in the next 12 months.  Excluding the effects of any potential transactions or audit settlements with the IRS, federal income tax payments in 2007 are estimated to total approximately $380 million.  Federal income tax payments totaled $220 million in 2006.

Pension Plan Funding — In October 2007, EFH Corp. made its required $1 million contribution to its pension plan and expects to make a required contribution of $161 million in 2008.

Short-term Borrowings — On October 10, 2007, subsidiaries of EFH Corp. repaid all outstanding bank borrowings under the credit facilities.

Sales of Accounts Receivable— Subsidiaries of EFH Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140.  Under the program, subsidiaries of EFH Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions.  All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased.  Funding under the program totaled $700 million and $627 million at September 30, 2007 and December 31, 2006, respectively.  See Note 7 to Financial Statements for a more complete description of the program including the impact on the financial statements for the periods presented.  This program was amended upon the closing of the Merger.  See Note 16 to Financial Statements.

New Lease— The lessor under a lease for certain rail cars exercised a termination right that had been triggered under the lease as a result of the S&P downgrade of TCEH's credit rating to below investment grade.  In September 2007, TCEH entered into a lease with another party, which is being accounted for as a capital lease, to refinance the existing lease that was being accounted for as an operating lease.  An obligation of $52 million under the new lease was reported as long-term debt.  In addition, TCEH recorded a make-whole charge of $10 million upon termination of the existing lease, which is reported in other deductions.

LIQUIDITY AND CAPITAL RESOURCES – POST-MERGER

New Debt, Covenants and Restrictions

The following financing arrangements were entered into or amended in connection with the Merger.

TCEH Senior Secured Facilities — TCEH entered into a credit agreement for $24.5 billion of senior secured financing plus a commodity collateral posting facility that is expected to fund the cash posting requirements for a significant portion of TCEH’s long-term hedging program.  See Note 16 to Financial Statements for a description of the different tranches of the TCEH Senior Secured Facilities as well as more detail regarding this financing arrangement.

Senior Unsecured Interim Facilities/Senior Notes — On October 31, 2007, TCEH and TCEH Finance, as Co-Issuers, issued and sold $3.0 billion aggregate principal amount of 10.25% Senior Notes due 2015 to refinance a portion of their $6.75 billion Senior Unsecured Interim Facilities that they executed in connection with the Merger.  On October 31, 2007, EFH Corp. issued and sold $2.0 billion 10.875% Senior Notes Due 2017 and $2.5 billion 11.25%/12.00% Senior Toggle Notes Due 2017 to fully refinance its $4.5 billion Senior Unsecured Interim Facility that it executed in connection with the Merger.  See Note 16 to Financial Statements for more detail regarding these financing arrangements.

Oncor Revolving Credit Facility — On October 10, 2007, Oncor entered into a $2.0 billion revolving credit facility.  As of October 31, 2007, there were $1.3 billion of borrowings outstanding under this facility.  Oncor expects to secure this credit facility with a first priority lien on certain of it transmission and distribution assets.  As a result, Oncor also expects to secure with the same lien all of its existing long-term debt securities.

TXU Receivables Program — Also in connection with the Merger, the accounts receivable securitization program was amended.  The amendments were primarily intended to allow for the closing of the Merger and the related financings without causing a termination event or a default under the receivables program.  In addition, certain financial tests relating to TCEH and the originators that could have affected the amount of available funding under the program or caused a termination event or a default, including TCEH's debt to capital (leverage) and fixed charge coverage ratios, were deleted and replaced with other tests.  As amended, among other things, the amount of customer deposits held by the originators can reduce funding available under the program so long as TCEH's long term senior unsecured debt rating is lower than investment grade.  Also, the originators will continue to be eligible to participate in the program so long as TCEH provides the required form of parent guaranty.  Concurrently with the amendment, the financial institutions required that Oncor repurchase all of the receivables it had previously sold to TXU Receivables Company.  Oncor paid for such repurchases by borrowing approximately $113 million under the Oncor Revolving Credit Facility.  Oncor does not participate in the amended accounts receivable securitization program.

The following is a summary of the financing arrangements entered into in connection with the Merger:

Outstanding at October 31, 2007
TCEH Senior Secured Facilities:
TCEH Initial Term Loan Facility (a)	$16,450
TCEH Delayed Draw Term Loan Facility (b)	2,150
TCEH Letter of Credit Facility (c)	1,250
TCEH Commodity Collateral Posting Facility (d)	741
TCEH Revolving Credit Facility (e)	―
TCEH Senior Unsecured Interim Facility (f)	3,750
TCEH Notes (f)	3,000
Total debt financing issued by TCEH	27,341
EFH Corp. Notes (g)	4,500
Oncor Revolving Credit Facility (h)	1,316
Total debt financing issued by EFH Corp. and subsidiaries	$33,157
________________

(a)	Initial term loan facility used to fund the Merger.
(b)
A $4.1 billion credit facility to be used during the two-year period commencing on the consummation of the Merger to fund expenditures for constructing new generation facilities and environmental upgrades of existing generation plants.

(c)
A $1.25 billion letter of credit facility to be used for general corporate purposes, including, but not limited to, providing collateral support under commodity hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility.  The borrowings have been retained as restricted cash.  Letters of credit totaling $1.24 billion issued against this facility as of October 31, 2007 are supported by the restricted cash.

(d)
Revolving credit facility to be used to fund cash collateral posting requirements under certain specified natural gas hedging transactions.  See discussion below under “Liquidity Effects of Risk Management and Trading Activities”.

(e)
A $2.7 billion credit facility to be used for letters of credit and for borrowings for general corporate purposes.  Letters of credit totaling $279 million have been issued against this facility as of October 31, 2007.

(f)
A $6.75 billion senior unsecured interim loan facility used to fund the Merger, net of $3.0 billion that was repaid with the proceeds from the sale of the TCEH Notes offering completed on October 31, 2007.

(g)
Represents $2.0 billion EFH Corp. Cash Pay Notes and $2.5 billion EFH Corp. Toggle Notes issued under an offering completed on October 31, 2007, which repaid in full a Senior Unsecured Interim Facility entered into in connection with the Merger.

(h)	None of the borrowings under this facility were used to fund the Merger. This facility is expected to be secured by a first priority lien on certain of Oncor's transmission and distribution assets.

      Description of Certain Covenants– Each of the TCEH Senior Secured Facilities, TCEH Senior Unsecured Interim Facilities and indentures governing the TCEH Notes and EFH Corp. Notes contains covenants that could have a material impact on the liquidity and operations of EFH Corp. and its subsidiaries. A brief summary description of certain of these covenants is provided below. See also Note 16 to Financial Statements for additional discussion of the covenants contained in these financing arrangements.

When the term “Adjusted EBITDA” is referenced in the covenant description below, it is a reference to, and generally synonymous with, the term “Consolidated EBITDA” that is used in the TCEH Senior Secured Facilities and a reference to, and generally synonymous with, the term “EBITDA” that is used in the TCEH Senior Unsecured Interim Facilities and the indentures governing the TCEH Notes and EFH Corp. Notes. Adjusted EBITDA for the twelve months ended September 30, 2007 totaled $5.0 billion for EFH Corp. and $3.7 billion for TCEH.  See Exhibit 99.2 for a reconciliation of net income to Adjusted EBITDA for the twelve months ended September 30, 2007.  See glossary for definition of Adjusted EBITDA.

Maintenance Covenant– Under the TCEH Senior Secured Facilities, TCEH and its restricted subsidiaries will be required to maintain a consolidated secured debt to Adjusted EBITDA ratio (as defined in the credit agreement) measured over a rolling four-quarter measurement period, which cannot exceed 7.25 to 1.00 for the first measurement period ending September 30, 2008 declining over time to 5.75 to 1.00 for measurement period ending March 31, 2014.  In the event that TCEH fails to comply with this ratio, it has the right to cure its non-compliance by soliciting a cash investment in an amount necessary to cause TCEH to be in compliance with the required consolidated secured debt to Adjusted EBITDA ratio.

Debt Incurrence Covenant – Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries (other than TCEH and its restricted subsidiaries) are not permitted to incur indebtedness or issue certain classes of stock unless, on  a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the indenture) on a consolidated basis for EFH Corp. and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted in the indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of EFH Corp. to fixed charges of EFH Corp., in each case, on a consolidated basis. In addition, under this indenture, TCEH and its restricted subsidiaries are not permitted to incur indebtedness or issue certain classes of stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the indenture) on a consolidated basis for TCEH and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted in the indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of TCEH to fixed charges of TCEH, in each case, on a consolidated basis.

Under the TCEH Senior Secured Facilities, TCEH and its restricted subsidiaries are generally not permitted to incur indebtedness unless, on a pro forma basis, after giving effect to such incurrence, the Adjusted EBITDA to consolidated interest expense ratio (as defined in the credit agreement) is at least 2.0 to 1.0 or such incurrence is otherwise permitted in the TCEH Senior Secured Facilities.

Under the TCEH Senior Unsecured Interim Facilities and indenture governing the TCEH Notes, TCEH and its restricted subsidiaries are not permitted to incur indebtedness or issue certain classes of stock unless, on  a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the applicable debt agreements) on a consolidated basis for TCEH and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted in the applicable debt agreements, except that under the TCEH Senior Unsecured Interim Facilities, TCEH may not use this 2.0 to 1.0 provision for the first year such interim loans are outstanding. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of TCEH to fixed charges of TCEH, in each case, on a consolidated basis.

Restricted Payments/Limitation on Investments – Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries have limitations, subject to certain exceptions, on making restricted payments (as defined in the indenture), including certain dividends, equity repurchases, debt repayments and investments unless the amount of such restricted payments is less than a formula based on 50% of consolidated net income (as defined in the indenture) and unless a restricted payment coverage ratio (as defined in the indenture), on  a pro forma basis, after giving effect to such restricted payment, is at least 2.0 to 1.0 (or 2.0 to 1.0 of TCEH in the case of certain restricted payments by TCEH and its restricted subsidiaries) or as such restricted payment is otherwise permitted under the indenture.  The restricted payment coverage ratio is generally defined as the fixed charge coverage ratio of EFH Corp. and all of its subsidiaries, including Oncor Holdings and its subsidiaries, except with respect to payments to the Sponsor Group, in which case, the restricted payment coverage ratio excludes Oncor Holdings and its subsidiaries.  Notwithstanding any other provisions of the indenture, EFH Corp. or its restricted subsidiaries will not pay any dividends or other returns to the Sponsor Group unless, on a pro forma basis, after giving effect to such payment, the consolidated leverage ratio of EFH Corp. is equal to or less than 7.0 to 1.0.  Consolidated leverage ratio is generally defined as the ratio of consolidated total indebtedness (as defined in the indenture) of EFH Corp. to Adjusted EBITDA of EFH Corp., in each case, on a consolidated basis, excluding Oncor Holdings and its subsidiaries.

Under the TCEH Senior Secured Facilities, TCEH Senior Unsecured Interim Facilities and indenture governing the TCEH Notes, TCEH and its restricted subsidiaries have limitations (subject to certain exceptions) on making restricted payments or investments (as that term is defined in the applicable debt agreements), including certain dividends, equity repurchases, debt repayments extensions of credit and certain types of investments.

Debt Repayment — On September 25, 2007, EFH Corp. commenced offers to purchase and consent solicitations with respect to $1.0 billion in aggregate principal amount of EFH Corp.’s outstanding 4.80% Series O Senior Notes due 2009, $250 million in aggregate principal amount of TCEH’s outstanding 6.125% Senior Notes due 2008 and $1.0 billion in aggregate principal amount of TCEH’s outstanding 7.000% Senior Notes due 2013.  On October 11, 2007, EFH Corp. purchased an aggregate of $996 million, $247 million and $995 million of these notes, respectively.  On October 24, 2007, EFH Corp. purchased an additional aggregate principal amount of $770,000, $25,000 and $436,000 of these notes respectively.

On October 10, 2007, in connection with the Merger, TCEH and Oncor repaid in full all outstanding borrowings totaling $2.4 billion together with interest and all other amounts due in connection with such repayment under the $6.5 billion of then existing credit facilities.  TCEH and Oncor also repaid floating rate senior notes with an aggregate principal amount of $1.0 billion and $800 million, respectively.

In conjunction with the Merger, a supplemental indenture was executed and provided that the previously outstanding EFH Corp. Floating Convertible Senior Notes became payable in cash at a fixed conversion rate of $4,274.05 per $1,000 principal amount of the Senior Notes.  On October 25, 2007, substantially all of these notes (approximately $24.7 million) were converted and redeemed.

Interest Rate Swaps — In late October 2007, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $9.0 billion of senior secured term loans of TCEH was exchanged for interest payments at a fixed rate of 8.309% for $7.5 billion through October 2014 and 8.169% for $1.5 billion through October 2012.  These interest rate swap transactions are secured by a first priority lien on the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities.

Long-term Contractual Obligations and Commitments— The following are the significant changes resulting from the closing of the Merger to the estimated contractual cash obligations of EFH Corp. and its subsidiaries as disclosed in the 2006 Form 10-K.

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Long-term debt – principal	$165	$(899)	$372	$29,569	$29,207
Long-term debt – interest	$589	$4,542	$4,421	$6,613	$16,165

See the “Interest Rate Risk” section of “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the interest rate sensitivity of EFH Corp.’s financial instruments.

Liquidity Needs, Including Capital Expenditures — Capital expenditures for the full year 2007 are expected to total approximately:

•	$750 million for increased investment in Oncor’s transmission and distribution infrastructure;
•	$2.3 billion for investments in generation facilities, including approximately $1.5 billion for construction of one generation unit at Sandow and two generation units at Oak Grove; and
•	$350 million related to the canceled development of eight coal-fueled generation units.

EFH Corp. expects capital expenditures including capitalized interest to total approximately $2.8 billion over the twelve months ending December 31, 2008.  EFH Corp. expects cash flows from operations combined with availability under the new credit facilities discussed above, to provide sufficient liquidity to fund current obligations, projected working capital requirements, any restructuring obligations and capital spending for a period that includes the next twelve months.

Liquidity Effects of Risk Management and Trading Activities— Risk management and trading transactions typically require collateral to support potential future payment obligations.  In particular, commodity transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument is out-of-the-money to such counterparty.  EFH Corp. and its subsidiaries use cash and letters of credit and other collateral structures to satisfy such collateral obligations.  In addition, in connection with the Merger, TCEH entered into the TCEH Commodity Collateral Posting Facility, which is a senior secured revolving credit facility that will fund the cash collateral posting requirements due to trading counterparties for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH.  The aggregate principal amount of this facility is determined by the out-of-the-money exposure, regardless of the amount of such exposure, on a portfolio of certain natural gas swap transactions under which TCEH is the “floating price” payor.  This facility is secured on a pari passu basis with the TCEH Senior Secured Facilities.  See Note 16 to Financial Statements for more information about this facility.  At October 31, 2007, approximately 90% of EFH Corp.’s hedging transactions were secured by a first lien security interest in the assets of TCEH (including the transactions covered by the TCEH Commodity Collateral Posting Facility) that is pari passu with the TCEH Senior Secured Facilities.

As of October 31, 2007, subsidiaries of EFH Corp. have received or posted cash and letters of credit for risk management and trading activities as follows:

•	$11 million in cash has been received with counterparties for exchange cleared transactions (including initial margin), as compared to $672 million received as of December 31, 2006;
•	$459 million in cash has been posted with counterparties for over-the-counter and other non-exchanged cleared transactions, as compared to $2 million received as of December 31, 2006; and
•	$667 million in letters of credit have been posted with counterparties, as compared to $455 million posted as of December 31, 2006.

Borrowings under the TCEH Commodity Collateral Posting Facility funded $741 million of the above cash postings.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity).  The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent.  With respect to cash collateral that is received, such cash collateral is used by EFH Corp. and its subsidiaries for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities.  Such counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing EFH Corp.’s liquidity.

As a result of the long-term hedging program, increases in natural gas prices result in increased cash collateral and letter of credit margin requirements.  As representative example, as of October 31, 2007, for each $1.00 per MMBtu increase in natural gas prices, EFH Corp.’s cash collateral posting requirements associated with the long-term hedging program would increase by approximately $1.2 billion.  Of this amount, approximately $900 million would be funded by the TCEH Commodity Collateral Posting Facility.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions

Credit Ratings

The rating agencies assign issuer credit ratings for EFH Corp. and its subsidiaries.  Reflecting the Merger and related financings, the issuer credit ratings as of October 31, 2007 for EFH Corp. and its subsidiaries, except for Oncor, are B-, B2 and B by S&P, Moody’s and Fitch, respectively.  The issuer credit ratings for Oncor are BBB-, Ba1 and BBB- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by EFH Corp. and its subsidiaries.  The credit ratings assigned for debt securities issued by EFH Corp. and certain of its subsidiaries as of October 31, 2007 are presented below:

	EFH Corp.	EFC Holdings	TCEH	TCEH	Oncor	Oncor
	(Senior Unsecured)	(Senior Unsecured)	(Senior Secured)	(Senior Unsecured)	(Senior Secured)	(Senior Unsecured)
S&P	CCC+	CCC	B+	CCC	BBB-	BBB-
Moody’s	B3	Caa1	Ba3	B3	Ba1	Ba1
Fitch	B+	CCC+	BB	B+	BBB	BBB-

All of the senior unsecured ratings for EFH Corp., EFC Holdings, and TCEH reflect multi-notch downgrades from all rating agencies as a result of the significant amount of debt incurred by EFH Corp. and TCEH in connection with the Merger in October 2007.  The ratings for Oncor’s senior unsecured debt were downgraded two notches by Moody’s and one notch by Fitch.  S&P affirmed the existing rating of Oncor’s senior unsecured debt.  While Oncor currently has no senior secured indebtedness, upon its revolving credit facility and its existing long-term debt becoming secured, the Oncor senior secured ratings above would apply.

All three rating agencies placed the ratings for EFH Corp. and its subsidiaries on “stable outlook”, with the exception of S&P, which placed Oncor’s rating on “developing”.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities.  Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants

TCEH has entered into certain retail and wholesale commodity contracts that in some instances give the other party the right, but not the obligation, to request TCEH to post collateral in the event that its credit rating falls below investment grade. Because of the credit rating actions in connection with the Merger, and based on its commodity contract positions at October 31, 2007, counterparties have the option to request TCEH to post up to $73 million in additional collateral support.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the previous downgrade of TCEH's credit rating to below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility.  Based on requests to post collateral support from utilities that have been received by TCEH and its subsidiaries as of October 31, 2007, TCEH has posted collateral support to the applicable utilities in an aggregate amount equal to $26 million, with $16 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of any REP.  Under these rules, as a result of the previous downgrade of TCEH's credit rating to below investment grade, TCEH agreed to maintain availability under its credit facilities an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers.  As of October 31, 2007, the amount of customer deposits received from customers held by TCEH's REP subsidiaries totaled approximately $124 million.  The PUCT revised the applicable rule regarding these deposits effective October 21, 2007.  This revision is not expected to materially affect TCEH's cost of operations.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System.  Under these rules, as a result of the previous downgrade of TCEH's credit rating to below investment grade, TCEH has posted additional collateral support totaling $90 million as of September 30, 2007 (which is subject to periodic adjustments).

Other arrangements of EFH Corp. and its subsidiaries, including credit facilities, the accounts receivable securitization program and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on credit ratings.

Material Cross Default Provisions

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that may result in, or for certain arrangements provided that such failure actually results in, an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.

    A default by TCEH or any restricted subsidiary in respect of indebtedness, excluding indebtedness relating to the trade receivables program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities.  Under these facilities such a default may cause the maturity of outstanding balances ($20.6 billion at October 31, 2007) under such facility to be accelerated.

The Senior Unsecured Interim Facility ($3.75 billion remaining at October 31, 2007) and the indenture governing the $3.0 billion of TCEH Notes contain a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH and any of its restricted subsidiaries in the aggregate of $250 million or more may cause the acceleration of such indebtedness.

The indenture for the $4.5 billion EFH Corp. Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. and any of its restricted subsidiaries in the aggregate of $250 million or more may cause the acceleration of such indebtedness.

The accounts receivable securitization program also contains a cross default provision with a threshold of $200 million applicable in the aggregate of the originators, any parent guarantor of an originator and any affiliate of TCEH acting as collection agent under the program. TXU Receivables Company and TXU Business Services Company, as collection agent, in the aggregate have a cross default threshold of $50 thousand.  If any of the aforementioned defaults on indebtedness of the applicable threshold were to occur, the facility could terminate.

EFH Corp. and its subsidiaries enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if EFH Corp. or those subsidiaries were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts.  The entities whose default would trigger cross default vary depending on the contract.

Each of TCEH’s natural gas hedging agreements that are secured with a lien on its assets on a pari passu basis with the TCEH Senior Secured Facilities contains a cross default provision. In the event of a default by TCEH or any of its subsidiaries relating to indebtedness in an amount equal to or greater than $250 million, then each counterparty under these hedging agreements would have the right to terminate its hedge agreement with TCEH and require all outstanding obligations under such agreement to be settled.

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH's interest rate swap agreements totaling $9 billion would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility totaling $2.0 billion.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Also see Note 10 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above under “Sales of Accounts Receivable” and in Notes 7 and 16 to Financial Statements.

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

REGULATION AND RATES

Regulatory Investigations — See Note 10 to Financial Statements for discussion.

2007 Texas Legislative Session

The Texas Legislature convened in its regular biennial session on January 9, 2007 and adjourned on May 28, 2007.  The session was not a “sunset” session for the PUCT, so there was no requirement that the Legislature consider any electric industry-related bills.  However, various measures pertaining to the electric industry were considered.  The primary measures that were under consideration and would have materially affected EFH Corp.’s businesses and potentially the Merger were ultimately not enacted.  New PURA provisions were enacted that ensure the PUCT shall have authority to enforce commitments made in a filing under PURA Section 14.101 (such as the filing made by Texas Holdings and Oncor on April 25, 2007).

REP Certification Rulemaking

On March 30, 2007, the PUCT publicly requested comments on proposed revisions to its substantive rules governing the certification of REPs that, if ultimately approved, would have (1) expanded the types of transactions that would be considered to constitute the transfer of a REP certificate and (2) subjected a REP to unspecified additional or different financial requirements if it serves one million residential customers in Texas or more and does not have its own investment grade credit rating.  The PUCT Staff conducted a workshop on September 24, 2007 to discuss with interested stakeholders potential revisions to the rule and the largest REPs, including TXU Energy, ultimately agreed with the PUCT Staff to compromise rule revision language specifying acceptable additional minimum financial requirements for REPs with at least one million Texas residential customers.  In an Open Meeting on October 9, 2007, the PUCT voted to approve revisions to its REP certification rule.  The PUCT Commissioners declined to make any revisions to expand the types of transactions that would be considered to constitute the transfer of a REP certificate.  The PUCT Commissioners approved the compromise agreed to by the largest REPs and PUCT Staff.  The approved revisions provide that REPs that serve one million Texas residential customers or more are subject to additional or different financial requirements as determined by the PUCT unless they meet one of the following specified additional financial requirements:  (1) a heightened credit rating of “BBB” for S&P or “Baa2” for Moody’s, or their financial equivalent (satisfied through the REP’s own credit rating, a guaranty of a parent or controlling shareholder with the required credit rating, or a bond, guaranty or corporate commitment of another company with the required credit rating); (2) an increased amount of equity (defined as assets in excess of liabilities); or (3) an increased amount of unused cash resources.  The additional financial requirements are not anticipated to significantly increase TCEH’s cost of doing business.

Oncor Matters Pending with the PUCT

In April 2007, the PUCT issued an order requiring Oncor to file a rate case based on a test year ending December 31, 2006.  Because the PUCT has original jurisdiction over only transmission rates and the distribution rates charged in unincorporated areas and within cities that have ceded original jurisdiction to the PUCT, Oncor estimates that approximately one-third of its operating revenues would be subject to change under this order.  On August 28, 2007, Oncor made the required filing, and the filing supports a rate increase of approximately $85 million over current rates subject to the original jurisdiction of the PUCT.  However, Oncor requested that the PUCT enter an order abating the proceeding and convene a technical conference to consider a final order in the proceeding that would include the following provisions:  (i) the PUCT will take "no action" on Oncor's proposed rate filing package and will enter an order confirming that Oncor's current rates will remain in effect until otherwise changed by a final order of the PUCT or other appropriate jurisdictional authority; (ii) Oncor will be required to file a system-wide rate case with the PUCT no later than July 1, 2008, based on a test year ended December 31, 2007 consistent with Oncor’s 2006 cities rate settlement; (iii) Oncor will be required to file an Earnings Monitor Report (EMR) with the PUCT no later than March 15, 2008, for calendar year 2007, and no later than March 15, 2009 for calendar year 2008, notwithstanding the pendency at the PUCT of this or any other Oncor rate case; and (iv) the PUCT will enter an accounting order, or similar directive, providing that if Oncor’s 2008 or 2009 EMR filings demonstrate that Oncor earned more than 10.75% return on equity (ROE) during the relevant period covered by the EMR filing, on a weather normalized basis, Oncor will record a credit to the regulatory asset related to self-insurance reserve costs such that Oncor's ROE for the relevant period would be no higher than 10.75%.  Due to the proposed stipulation discussed below, the Oncor rate case was abated (suspended) on October 18, 2007.  One of the provisions of the proposed stipulation is that the Oncor rate case would be dismissed.

In April 2007, Oncor and Merger Sub (together, the Applicants) filed a Joint Report and Application (Report) with the PUCT pursuant to Section 14.101(b) of PURA and PUCT SUBST. R.25.75.  These rules at that time required that a transaction involving the sale of more than 50% of the stock of a public utility be reported to the PUCT within a reasonable time subsequent to consummation of the transaction and that the PUCT shall determine whether the transaction is consistent with the public interest standards set out therein.  The applicants filed the Report even though the Merger does not involve the direct sale of public utility stock and the PUCT does not have the authority to approve or reject the Merger.  The Report contained commitments that took effect upon the closing of the Merger.  Such commitments include:  maintenance of specified Oncor debt-to-equity ratios, minimum Oncor capital expenditure levels, increased spending on demand-side management/energy efficiency programs over the amount in Oncor’s rates, minimum five year continued majority ownership by the Sponsor Group and that Oncor will not incur any indebtedness and will not guarantee or use its assets to secure any affiliate indebtedness incurred to finance the Merger.  In connection with a proceeding resulting from the filing of the Report, several parties, including Oncor, the PUCT staff, and certain interveners have agreed on the terms of a stipulation.  Because the proposed stipulation is not unanimous at this time, a procedural schedule has been set to enable the parties supporting and opposing the stipulation to file testimony, culminating with a hearing before the PUCT scheduled in December 2007.  The proposed stipulation includes the following provisions, among others:

•
Oncor will agree to a one-time $72 million credit, which is intended for all retail customers in its service territory.  While the credit will be given to REPs, the intent of the parties to the agreement is that the credit will be passed through to end-use consumers, and only those REPs that agree to do so will receive their portion of the credit.

•
The PUCT will dismiss Oncor’s pending rate case discussed immediately above.  Consistent with the 2006 cities rate settlement, Oncor will file a system-wide rate case no later than July 1, 2008 based on a test-year ended December 31, 2007.

•	Oncor will write-off regulatory assets of approximately $56 million related to self-insurance reserve costs and 2002 restructuring expenses.

•	Dividends paid by Oncor will be limited through December 31, 2012, to an amount not to exceed Oncor’s net income (determined in accordance with GAAP), subject to certain defined adjustments.

•	Oncor will commit to minimum capital spending of $3.6 billion over the five-year period ending December 31, 2012, subject to certain defined conditions.

•
Oncor will commit to $100 million in spending over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives.  This spending will not be recoverable in rates.

Transmission Rates

In order to recover increased affiliate and third-party transmission costs from REPs, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs.  In January 2007, an application was filed to increase the TCRF, which was administratively approved on February 22, 2007 and became effective March 1, 2007.  This increase is expected to increase annualized revenues by $14 million.  In July 2007, an application was filed to increase the TCRF, which was approved administratively on August 23, 2007 and became effective September 1, 2007.  This increase is expected to increase annualized revenues by $26 million and includes the $15 million of the wholesale transmission rate increase, which is recoverable from REPs as described below.

In February 2007, Oncor filed an application for an interim update of its wholesale transmission rate.  The application was approved by the PUCT in April 2007 and the new rate went into effect immediately.  Annualized revenues are expected to increase by approximately $38 million.  Approximately $23 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $15 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs.

Competitive Renewable Energy Zones

In the first quarter of 2007, the PUCT initiated a docket to identify the transmission facilities necessary to interconnect future renewable energy generating facilities.  As part of the docket, the PUCT considered which zones would contain the best renewable energy sources.  On July 20, 2007, the PUCT voted to designate zones with generation potential of over 20,000 MW.

The PUCT also opened a project to evaluate potential transmission service providers that are interested in constructing the designated transmission facilities.  In connection with this project, Oncor indicated to the PUCT its interest in constructing any designated transmission facilities, particularly those within its traditional service territory and those that interconnect with Oncor's transmission facilities.

On October 2, 2007, the PUCT issued its interim order in the Competitive Renewable Energy Zones (CREZ) docket.  Within six months of the date of the interim order, ERCOT will file the results of the CREZ Transmission Optimization Study.  The study will include four scenarios of wind capacity, ranging from 10,000 MW to 22,806 MW.  The PUCT will then determine the major transmission improvements needed to support the wind resources and select the transmission service providers that will construct the facilities.  Oncor cannot predict the amount of transmission facilities in competitive renewable energy zones, if any, that it will construct.

Summary

Although EFH Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk that EFH Corp. may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which EFH Corp. is exposed to in the ordinary course of business.  EFH Corp.’s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets.  EFH Corp. enters into instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities.  EFH Corp.’s interest rate risk discussed below was significantly affected by debt issuances in connection with the Merger.

RISK OVERSIGHT

TCEH’s wholesale operation manages the commodity price, counterparty credit and operational risk related to the unregulated energy business within limitations established by senior management and in accordance with EFH Corp.’s overall risk management policies.  Interest rate risks are managed centrally by the corporate treasury function.  Market risks are monitored daily by risk management groups that operate and report independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies.  These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.  Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transaction capture, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

EFH Corp. has a corporate risk management organization that is headed by a Chief Risk Officer.  The Chief Risk Officer, through his designees, enforces all applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of EFH Corp. and their associated transactions.

COMMODITY PRICE RISK

EFH Corp.’s businesses are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products they market or purchase.  EFH Corp.’s businesses actively manage their portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations.  These businesses, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, subsidiaries of EFH Corp. enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers.  Activities in the wholesale operations include hedging, the structuring of long-term contractual arrangements and proprietary trading.  The wholesale operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions.  Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery and settlement of energy has occurred, counterparties have fulfilled their financial commitments and related contracts have either matured or are settled.  EFH Corp. strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Long-term Hedging Program — See discussion above under "Significant Developments" for an update of the program, including potential effects on reported results.

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

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Month-end average Trading VaR:	$8	$12
Month-end high Trading VaR:	$11	$30
Month-end low Trading VaR:	$6	$5

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting— This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Month-end average MtM VaR:	$946	$149
Month-end high MtM VaR:	$1,576	$391
Month-end low MtM VaR:	$322	$5

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

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Month-end average EaR:	$938	$156
Month-end high EaR:	$1,559	$387
Month-end low EaR:	$318	$21

The increases in the risk measures (MtM VaR and EaR) above are driven by the dedesignation of positions in the long-term hedging program as cash flow hedges for accounting purposes as well as the increase in number of positions in the program.

INTEREST RATE RISK

The table below provides information concerning EFH Corp.’s financial instruments entered into in connection with the Merger as of October 31, 2007 that are sensitive to changes in interest rates.  The weighted average interest rate presented is based on the rate in effect at the reporting date.  The Oncor Revolving Credit Facility and the TCEH Commodity Collateral Posting Facility are excluded from the table below as borrowings under these facilities are expected to be classified as short-term borrowings.  Capital leases and the effects of unamortized premiums and discounts are also excluded from the table.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2007	2008	2009	2010	2011	There- After	Total Carrying Amount

Long-term debt issued in connection with the Merger (including current maturities)
Fixed rate debt amount	$—	$—	$—	$—	$—	$12,500	$12,500
Average interest rate	—	—	—	—	—	9.92%	9.92%
Variable rate debt amount	$165	$165	$186	$186	$186	$17,712	$18,600
Average interest rate	8.46%	8.25%	8.54%	8.66%	8.80%	8.93%	8.91%
Total debt issued in connection with the Merger	$165	$165	$186	$186	$186	$30,212	$31,100
Debt swapped to fixed:
Amount	$—	$—	$—	$—	$—	$9,000	$9,000
Average pay rate	—	—	—	—	—	8.29%	8.29%
Average receive rate	—	—	—	—	—	8.39%	8.39%

     Taking into consideration long-term debt outstanding as of October 31, 2007, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $118 million.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties.  EFH Corp. and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk.  These policies require an evaluation of a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty.  EFH Corp. has standardized documented processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off.  Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized.  Additionally, individual counterparties and credit portfolios are managed to preset limits and analyzed to assess potential credit exposure.  This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure.  Additionally, EFH Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty.  This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure— EFH Corp.’s gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $2.3 billion at September 30, 2007.

Gross assets subject to credit risk as of September 30, 2007 include $691 million in accounts receivable from the retail sale of electricity to residential and small business customers.  The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience.  Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties.  These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies.  As of September 30, 2007, the exposure to credit risk from these customers and counterparties totaled $1.3 billion taking into account standardized master netting contracts and agreements described above and $30 million in credit collateral (cash, letters of credit and other security interests) held by EFH Corp. subsidiaries.

Of this $1.3 billion net exposure, 77% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFH Corp.’s internal credit evaluation process.  Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating.  EFH Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

In addition, Oncor has exposure to credit risk totaling $254 million at September 30, 2007, of which $183 million is arising from potential nonperformance by nonaffiliated REPs.  This exposure consists almost entirely of noninvestment grade trade accounts receivable.

The following table presents the distribution of credit exposure as of September 30, 2007, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable as well as net asset positions arising from hedging and trading activities, by investment grade and noninvestment grade, credit quality and maturity.
				Net Exposure byMaturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,023	$3	$1,020	$735	$61	$224	$1,020
Noninvestment grade	332	27	305	222	35	48	305
Totals	$1,355	$30	$1,325	$957	$96	$272	$1,325

Investment grade	75%	10%	77%
Noninvestment grade	25%	90%	23%

Approximately 72% of the net $1.3 billion credit exposure has a maturity date of two years or less.  EFH Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

EFH Corp.’s subsidiaries had credit exposure to two counterparties each having an exposure greater than 10% of the net $1.3 billion credit exposure.  These two counterparties represented 13% and 10%, respectively, of the net exposure.  EFH Corp. views exposure to these two counterparties to be within an acceptable level of risk tolerance as they are rated investment grade.

EFH Corp.’s subsidiaries are exposed to credit risk related to its long-term hedging program.  Of the transactions in the program, over 98% of the volumes are with counterparties with an A credit rating or better, and 99% are at least investment grade.

Additionally, under the long-term hedging program, EFH Corp. has potential credit risk exposure concentration related to a limited number of counterparties.  The hedge transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparties.  EFH Corp. views the potential concentration of risk with these counterparties to be within an acceptable risk tolerance due to the strong financial profile of the counterparties and their respective A or above credit rating.

EFH Corp. is also exposed to credit risk related to the Capgemini put option with a carrying value of $177 million.  Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreements with TCEH and Oncor, as well as the payment in connection with a put option.  S&P currently maintains a BB+ rating with a CreditWatch positive outlook for Cap Gemini S.A.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFH Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFH Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of EFH Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements.  Although EFH Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of EFH Corp. to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the PUCT, the RRC, the NRC, the EPA and the TCEQ, with respect to:

•	allowed prices;
•	allowed rates of return;
•	industry, market and rate structure;
•	purchased power and recovery of investments;
•	operations of nuclear generating facilities;
•	acquisitions and disposal of assets and facilities;
•	development, construction and operation of facilities;
•	decommissioning costs;
•	present or prospective wholesale and retail competition;
•	changes in tax laws and policies; and
•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives;

•	continued implementation of the 1999 Restructuring Legislation;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	EFH Corp.’s ability to attract and retain profitable customers;
•	EFH Corp.’s ability to profitably serve its customers given the announced price protection and price cuts;
•	restrictions on competitive retail pricing;
•	changes in wholesale electricity prices or energy commodity prices;
•	unanticipated changes in market heat rates in the Texas electricity market;
•	EFH Corp.’s ability to effectively hedge against changes in commodity prices and market heat rates;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, and changes in market demand and demographic patterns;
•	changes in business strategy, development plans or vendor relationships;
•	access to adequate transmission facilities to meet changing demands;
•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	commercial bank market and capital market conditions;
•	competition for new energy development and other business opportunities;
•	inability of various counterparties to meet their obligations with respect to EFH Corp.’s financial instruments;
•	changes in technology used by and services offered by EFH Corp.;
•	significant changes in EFH Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate future executive compensation payments;
•	significant changes in critical accounting policies material to EFH Corp.;
•	actions by credit rating agencies;
•	the ability of EFH Corp. to implement cost reduction initiatives; and
•
with respect to EFH Corp.’s lignite coal-fueled generation construction and development program, more specifically, EFH Corp.’s ability to fund such investments, changes in competitive market rules, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of EFH Corp. and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of EFH Corp. to manage the significant construction program to a timely conclusion with limited cost overruns; and

•
with respect to the Merger: the outcome of any legal proceedings that have been or may be instituted against EFH Corp. and others related to the Merger Agreement; risks that the Merger and related transactions disrupt current plans and operations and the potential difficulties in management and employee retention as a result of the Merger; the amount of the costs, fees, expenses and charges related to the Merger; and the impact of the substantial indebtedness incurred to finance the consummation of the Merger.

Any forward-looking statement speaks only as of the date on which it is made, and EFH Corp. undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for EFH Corp. to predict all of them; nor can EFH Corp. assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Item 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of EFH Corp.’s management, including the principal executive officers and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report.  Based on the evaluation performed, EFH Corp.’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  During the most recent fiscal quarter covered by this quarterly report, there has been no change in EFH Corp.’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, EFH Corp.’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 10 regarding legal proceedings.

Item 1A.  RISK FACTORS.

Risks Relating to EFH Corp.’s Businesses

EFH Corp.’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, EFH Corp.’s business and/or results of operations.

EFH Corp.’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of electricity.  EFH Corp. will need to continually adapt to these changes.  For example, the Texas retail electricity market became competitive as of January 1, 2002, and the introduction of competition has resulted in, and may continue to result in, declines in customer counts and sales volumes.

EFH Corp.’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) and changing governmental policy and regulatory actions (including those of the PUCT, the Electric Reliability Organization, the Texas Regional Entity, the Texas Railroad Commission, the TCEQ, the FERC, the EPA and the NRC) and also the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, decommissioning costs, return on invested capital for EFH Corp.’s regulated businesses, market behavior rules, present or prospective wholesale and retail competition and environmental matters.  TCEH, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the PUCT and ERCOT, and, with respect to its wholesale power sales outside the ERCOT market, is subject to market behavior and other competition-related rules and regulations under the Federal Power Act that are administered by the FERC.  Changes in, revisions to, or reinterpretations of existing laws and regulations (particularly with respect to prices at which TCEH may sell electricity) may have an adverse effect on EFH Corp.’s businesses.

Although the recently concluded 2007 Texas Legislative Session closed without passage of legislation that significantly negatively impacted EFH Corp.’s businesses, the legislature did adopt legislation that likely requires prior PUCT approval for any future direct or indirect disposition of Oncor, and ensures that the PUCT will have authority to enforce commitments made in a filing under PURA Section 14.101 (such as the filing made by Texas Holdings and Oncor on April 25, 2007).  Several pieces of legislation were introduced that, if passed, may have had a material impact on EFH Corp. and its financial prospects, including, for example, legislation that would have:

•
required EFH Corp. to separate its subsidiaries into two or three stand-alone companies, which could have resulted in a significant tax cost to EFH Corp. or the sale by EFH Corp. of assets for an amount it would not have considered to be full value;

•
required divestiture of significant wholesale power generation assets, which also could have resulted in a significant tax cost to EFH Corp. or the sale by EFH Corp. of assets for an amount it would not have considered to be full value; and

•	given new authority to the PUCT to cap retail electric prices.

Although none of this legislation was passed, there can be no assurance that future action of the Texas Legislature, which could be similar or different from the proposals considered by the most recent Texas Legislature, will not have a material adverse effect on EFH Corp. and its financial prospects.  In addition, the Sponsor Group has publicly indicated its intention to:

•
spend more than $30 million per year over five years to provide relief for low-income residents and to pursue new demand side management initiatives in conservation, energy efficiency and weatherization;

•	in the current regulatory system, hold a majority of their ownership in EFH Corp. for more than five years after closing of the Merger; and
•	invest significant resources in emerging energy technologies, such as integrated gasification combined cycle coal plants, including an increased commitment to renewable energy.

Litigation or legal proceedings could expose EFH Corp. to significant liabilities, damage EFH Corp.’s reputation and have a material adverse effect on EFH Corp.’s results of operations, and the litigation environment in which EFH Corp. operate poses a significant risk to its businesses.

EFH Corp. and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters.  EFH Corp. evaluates litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses.  Based on these assessments and estimates, EFH Corp. establishes reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from current assessments and estimates.  The settlement or resolution of such claims or proceedings may have a material adverse effect on EFH Corp.’s results of operations.  For more information on legal proceedings, see “Business—Legal Proceedings.”

In addition, judges and juries in the state of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases.  EFH Corp. and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against it or them, but the litigation environment in the state of Texas poses a significant business risk.

EFH Corp. is also exposed to the risk that it may become the subject of regulatory investigations. For example, in March 2007, the PUCT issued a Notice of Violation (“NOV”) stating that the PUCT Staff is recommending an enforcement action, including the assessment of administrative penalties, against EFH Corp. for alleged market power abuse in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005.  The PUCT Staff issued a revised NOV in September 2007, in which the proposed administrative penalty amount was reduced from $210 million to $171 million. The revised NOV was necessary, according to the PUCT Staff, to correct calculation errors in the initial NOV.  As revised, the NOV is premised upon the PUCT Staff’s allegation that Luminant Energy’s bidding behavior was not competitive and increased market participants’ costs of balancing energy by approximately $57 million, including approximately $19 million in incremental revenues to EFH Corp.  A hearing requested by Luminant Energy to contest the alleged occurrence of a violation and the amount of the penalty in the NOV has been scheduled to start in April 2008.  While EFH Corp. believes no market power abuse was committed, it is unable to predict the outcome of this matter.

TXU Energy may lose a significant number of retail customers in its historical service territory due to competitive marketing activity by retail electric providers and face competition from incumbent providers outside its historical service territory.

TXU Energy faces competition for customers within EFH Corp.’s historical service territory. Competitors may offer lower prices and other incentives, which, despite TXU Energy’s long-standing relationship with customers, may attract customers away from TXU Energy.

In most retail electric markets outside EFH Corp.’s historical service territory, TXU Energy’s principal competitor may be the retail affiliate of the local incumbent utility company.  The incumbent retail affiliates have the advantage of long-standing relationships with their customers, including well-known brand recognition.

In addition to competition from the incumbent utilities and their affiliates, TXU Energy may face competition in all of EFH Corp.’s service territories from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Energy and nationally branded providers of consumer products and services.  Some of these competitors or potential competitors may be larger or better capitalized than TXU Energy.  If there is inadequate potential margin in these retail electric markets, it may not be profitable for TXU Energy to compete in these markets.

EFH Corp.’s revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in natural gas prices, and/or decreases in market heat rates.

EFH Corp. is not guaranteed any rate of return on its capital investments in its competitive businesses. EFH Corp. markets and trades electricity and natural gas, including electricity from its own generation facilities and generation contracted from third parties, as part of its wholesale markets management operation.  EFH Corp.’s results of operations depend in large part upon market prices for electricity, natural gas, lignite, uranium and coal in its regional market and other competitive markets and upon prevailing retail electricity rates, all of which may be impacted by actions of regulatory authorities in addition to market forces.  Market prices may fluctuate substantially over relatively short periods of time.  Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply.  During periods of over-supply, prices might be depressed.  Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.  For example, as a result of Hurricane Katrina, such pressures in September and October of 2005 played a role in TXU Energy’s decision to moderate the implementation of a price increase in November and December 2005 and to voluntarily forego an increase in its price-to-beat retail price from January 1, 2006 through April 1, 2006.  Further, TXU Energy has agreed to grant price discounts in connection with the Merger and provide price protection through December 2008.

Some of the fuel for EFH Corp.’s generation facilities is purchased under short-term contracts or on the spot market.  Prices of fuel, including natural gas, may also be volatile, and the price EFH Corp. can obtain for electricity sales may not change at the same rate as changes in fuel costs.  In addition, EFH Corp. purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect EFH Corp.’s costs incurred in meeting its obligations.

Volatility in market prices for fuel and electricity may result from the following:

•	severe or unexpected weather conditions;
•	seasonality;
•	changes in electricity and fuel usage;
•	illiquidity in the wholesale power or other markets;
•	transmission or transportation constraints, inoperability or inefficiencies;
•	availability of competitively-priced alternative energy sources;
•	changes in supply and demand for energy commodities, including nuclear fuel and related enrichment and conversion services;
•	changes in generation efficiency and market heat rates;
•	outages at EFH Corp.’s generation facilities or those of EFH Corp.’s competitors;
•	changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products;
•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events; and
•	federal, state and local energy, environmental and other regulation and legislation.

All of EFH Corp.’s generation facilities are located in the ERCOT market, a market with limited interconnections to other markets.  Wholesale electricity prices in the ERCOT market generally correlate with the price of natural gas because marginal demand is generally supplied by natural gas-fueled generation plants.  Wholesale electricity prices also correlate with market heat rates (a measure of efficiency of the marginal price-setting generator of electricity), which could fall if demand for electricity were to decrease or if additional generation facilities are built in ERCOT.  Accordingly, the contribution to earnings and the value of EFH Corp.’s baseload (lignite/coal-fueled and nuclear) generation assets, which provided a substantial portion of EFH Corp.’s supply volumes in 2006, are dependent in significant part upon the price of natural gas and market heat rates.  As a result, EFH Corp.’s baseload generation assets could significantly decrease in profitability and value if natural gas prices fall or if market heat rates fall.

EFH Corp.’s assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and EFH Corp.’s hedging transactions may not work as planned or hedge counterparties may default on their obligations to EFH Corp.

EFH Corp. cannot fully hedge the risk associated with changes in natural gas prices or market heat rates because of the expected useful life of EFH Corp.’s generation assets and the size of EFH Corp.’s position relative to market liquidity.  To the extent EFH Corp. has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact EFH Corp.’s results of operations and financial position, either favorably or unfavorably.

To manage its financial exposure related to commodity price fluctuations, EFH Corp. routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines.  As part of this strategy, EFH Corp. routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges.  Although EFH Corp. devotes a considerable amount of management time and effort to the establishment of risk management procedures, as well as the ongoing review of the implementation of these procedures, the procedures in place may not be followed or may not always function as planned and cannot eliminate all the risks associated with these activities.  As a result of these and other factors, EFH Corp. cannot precisely predict the impact that risk management decisions may have on its business, results of operations or financial position.

To the extent EFH Corp. engages in hedging and risk management activities, EFH Corp. is exposed to the risk that counterparties that owe it money, energy or other commodities as a result of market transactions will not perform their obligations.  Should the counterparties to these arrangements fail to perform, EFH Corp. might be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices.  In such event, EFH Corp. might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including EFH Corp.

In connection with its affiliates’ hedging and risk management activities, TCEH has guaranteed or indemnified the performance of a portion of its affiliates’ obligations relating to such activities.  TCEH might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time.  In addition, reductions in credit quality or changes in the market prices of energy commodities could increase the cash collateral required to be posted in connection with hedging and risk management activities, which could materially impact EFH Corp.’s liquidity and financial position.

EFH Corp. may suffer material losses, costs and liabilities due to its ownership and operation of the Comanche Peak nuclear generation plant.

The ownership and operation of a nuclear generation plant involves certain risks.  These risks include:

•	unscheduled outages or unexpected costs due to equipment, mechanical, structural or other problems;
•	inadequacy or lapses in maintenance protocols;
•	the impairment of reactor operation and safety systems due to human error;
•	the costs of storage, handling and disposal of nuclear materials;
•	the costs of procuring nuclear fuel;
•	the costs of securing the plant against possible terrorist attacks;
•	limitations on the amounts and types of insurance coverage commercially available; and
•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives.

The prolonged unavailability of Comanche Peak could materially affect EFH Corp.’s financial condition and results of operations, particularly when the cost to produce power at Comanche Peak is significantly less than market wholesale power prices.  The following are among the more significant of these risks:

•
Operational Risk — Operations at any nuclear generation plant could degrade to the point where the plant would have to be shut down.  If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments.  Furthermore, a shut-down or failure at any other nuclear generation plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•
Regulatory Risk — The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities.  Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively.  Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk — Although the safety record of Comanche Peak and other nuclear generation plants generally has been very good, accidents and other unforeseen problems have occurred both in the United States and elsewhere.  The consequences of an accident can be severe and include loss of life, injury, lasting negative health impact and property damage. Any accident, or perceived accident, could subject EFH Corp. to significant liabilities and damage  EFH Corp.’s reputation. Any such resulting liability from a nuclear accident could exceed EFH Corp.’s resources, including insurance coverage.

The operation and maintenance of electricity generation and delivery facilities involves significant risks that could adversely affect EFH Corp.’s results of operations and financial condition.

The operation and maintenance of electricity generation and delivery facilities involves many risks, including, as applicable, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses.  A significant number of EFH Corp.’s facilities were constructed many years ago. In particular, older generating equipment and transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability.  The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to generate electricity, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events.  Further, EFH Corp.’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, EFH Corp. could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power.  Likewise, EFH Corp.’s ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside EFH Corp.’s control.

EFH Corp.’s cost of compliance with environmental laws and regulations and its commitments, and the cost of compliance with new environmental laws, regulations or commitments could materially adversely affect EFH Corp.’s results of operations and financial condition.

EFH Corp. is subject to extensive environmental regulation by governmental authorities. In operating its facilities, EFH Corp. is required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits.  EFH Corp. may incur significant additional costs beyond those currently contemplated to comply with these requirements.  If EFH Corp. fails to comply with these requirements, it could be subject to civil or criminal liabilities and fines.  Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to EFH Corp. or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.

In conjunction with the building of three new generation units, EFH Corp. has committed to reduce emissions of mercury, nitrogen oxide (“NOX”) and sulfur dioxide (“SO2”) associated with its baseload generation units so that the total of these emissions from both existing and new lignite/coal-fueled units are 20% below 2005 levels.  EFH Corp. may incur significantly greater costs than those contemplated in order to achieve this commitment.  EFH Corp. may also make new environmental commitments and incur significant additional costs in order to achieve such commitments.

EFH Corp. will put in place a Sustainable Energy Advisory Board that will focus on assisting it in pursuing technology development opportunities that, among other things, are designed to reduce EFH Corp.’s impact on the environment.  EFH Corp. may incur significant costs in addition to the costs referenced above as it pursues these opportunities.

EFH Corp. may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if EFH Corp. fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped, curtailed or modified or become subject to additional costs.

In addition, EFH Corp. may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired, leased or developed, regardless of when the liabilities arose and whether they are known or unknown.  In connection with certain acquisitions and sales of assets, EFH Corp. may obtain, or be required to provide, indemnification against certain environmental liabilities.  Another party could, depending on the circumstances, assert an environmental claim against EFH Corp. or fail to meet its indemnification obligations to EFH Corp.

Increasing attention to potential environmental effects of “greenhouse” gas emissions may result in new regulation and restrictions on emissions of certain gasses that may be contributing to warming the earth’s atmosphere.  Several bills addressing climate change have been introduced in the U.S. Congress and, in April 2007, the U.S. Supreme Court issued a decision ruling the EPA improperly declined to address carbon dioxide impacts in a rulemaking related to new motor vehicle emissions.  While this decision is not directly applicable to power plant emissions, the reasoning of the decision could affect other regulatory programs.  The impact on EFH Corp. of any future greenhouse gas legislation or other regulation will depend in large part on the details of the requirements and the timetable for mandatory compliance.  Although EFH Corp. continues to assess the financial and operational risks posed by possible future legislative changes pertaining to greenhouse gas emissions, it is currently unable to predict any future impact on its financial condition and operations.

The rates of Oncor’s electric delivery business are subject to regulatory review.

The rates charged by Oncor are regulated by the PUCT and certain cities and are subject to cost-of-service regulation and annual earnings oversight.  This regulatory treatment does not provide any assurance as to achievement of earnings levels. Oncor’s rates are regulated based on an analysis of Oncor’s costs and capital structure, as reviewed and approved in a regulatory proceeding.  While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCT will judge all of Oncor’s costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure that Oncor’s rates are based upon or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Oncor’s costs, including regulatory assets reported in the balance sheet, and the return on invested capital allowed by the PUCT.  The PUCT may reduce Oncor’s rates to the extent the PUCT finds in a proceeding related to the Merger that the Merger is not in the public interest and disallow the effect of the Merger on rates if the PUCT finds that Merger will unreasonably affect Oncor’s sales or service.  The PUCT is currently reviewing the report of the Merger filed by Oncor and Texas Holdings in a contested proceeding.  Several of the parties to this proceeding, including Oncor and the PUCT staff, have agreed on the terms of a stipulation; however, a hearing on the merits to consider this non-unanimous stipulation has been scheduled for December 12-13, 2007.

In 2004, certain cities within EFH Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if Oncor’s PUCT-established rates were just and reasonable.  Oncor has entered into settlements deferring rate action, but Oncor will be required to file a rate case in 2008, based on a 2007 test year, unless Oncor and the cities mutually agree that such a filing is unnecessary.

In April 2007, the PUCT issued an order requiring Oncor to file a rate case based on a test year ending December 31, 2006.  Because the PUCT has original jurisdiction over only transmission rates and the distribution rates charged in unincorporated areas and within cities that have ceded original jurisdiction to the PUCT, Oncor estimates that approximately one-third of its operating revenues would be subject to change under this order.  On August 28, 2007, Oncor made the required filing, and the filing supports a rate increase of approximately $85 million over current rates subject to the original jurisdiction of the PUCT.  However, Oncor requested that the PUCT enter an order abating the proceeding and convene a technical conference to consider a final order in the proceeding that would include the following provisions: (i) the PUCT will take “no action” on Oncor’s proposed rate filing package and will enter an order confirming that Oncor’s current rates will remain in effect until otherwise changed by a final order of the PUCT or other appropriate jurisdictional authority; (ii) Oncor will be required to file a system-wide rate case with the PUCT no later than July 1, 2008, based on a test year ended December 31, 2007 consistent with Oncor's 2006 cities rate settlement; (iii) Oncor will be required to file an Earnings Monitor Report (“EMR”) with the PUCT no later than March 15, 2008, for the calendar year 2007, and no later than March 15, 2009, for calendar year 2008, notwithstanding the pendency at the PUCT of this or any other Oncor rate case; and (iv) the PUCT will enter an accounting order, or similar directive, providing that if Oncor’s 2008 or 2009 EMR filings demonstrate that Oncor earned more than 10.75% return on equity (“ROE”) during the relevant period covered by the EMR filing, on a weather normalized basis, Oncor will record a credit to the regulatory asset related to self-insurance reserve costs, such that Oncor’s ROE for the relevant period would be no higher than 10.75%.  Due to the proposed stipulation in the PUCT merger review proceeding (discussed above), the Oncor rate case was abated (suspended) on October 18, 2007.  One of the provisions of the proposed stipulation is that the Oncor rate case would be dismissed.  A hearing on the merits to consider the proposed stipulation has been scheduled for December 12-13, 2007. EFH Corp. cannot predict the outcome of that hearing.

While EFH Corp. believes Oncor’s rates are just and reasonable, it cannot predict the results of any rate case.

EFH Corp.’s growth strategy, including its investment in three new lignite coal-fueled generation facilities, may not be executed as planned which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of EFH Corp.’s growth strategy will be successful. As discussed below, EFH Corp.’s growth strategy is dependent upon many factors.  Changes in laws, regulations, markets, costs or other factors could negatively impact the execution of EFH Corp.’s growth strategy, including causing management to change the strategy.  Even if EFH Corp. is able to execute its growth strategy, it may take longer than expected and costs may be higher than expected.

With respect to Luminant Construction’s lignite coal-fueled generation development program, there can be no guarantee that the execution of the program will be successful.  While Luminant Construction has experience in operating lignite coal-fueled generation facilities, it has limited experience in developing and constructing such facilities.  To the extent construction is not managed efficiently and to a timely conclusion, cost overruns may occur resulting in the overall program costing significantly more than anticipated.  This may also result in delays in the expected online dates for the facilities resulting in less overall income than projected.  While Luminant Construction believes it can acquire the resources needed to effectively execute this program, it is exposed to the risk that it may not be able to attract and retain skilled labor, at projected rates, for developing and constructing these new facilities.

Luminant Construction’s lignite coal-fueled generation development program is subject to changes in laws, regulations and policies that are beyond its control.  Changes in law, regulation or policy regarding commodity prices, power prices, electric competition or solid-fuel generation facilities or other related matters could adversely impact this program.  In recent months, global warming has received significant media attention, which has resulted in legislators focusing on environmental laws, regulations and policies.  Changes in any environmental law, regulation or policy, such as regulations of emissions of carbon dioxide, could adversely impact this program.

Luminant Construction’s lignite coal-fueled generation development program is subject to changes in the electricity market, primarily ERCOT for its new build program in Texas, that are beyond its control.  If demand growth is less than expected or if other generation companies build new generation assets in ERCOT, Luminant Construction’s program could impact market prices of power such that the new generation capacity becomes uneconomical.  In addition, any unanticipated reduction in wholesale electricity prices, market heat rates and natural gas prices, which could occur for a variety of reasons, could adversely impact this program.  Even if Luminant Construction enters into hedges to reduce such exposures, it would still be subject to the credit risk of its counterparties.

Luminant Construction’s lignite coal-fueled generation development program is subject to other risks that are beyond its control.  For example, Luminant Construction is exposed to the risk that a change in technology for electricity generation facilities and/or emissions control technologies may make other generation facilities less costly and more attractive than Luminant Construction’s new lignite coal-fueled generation facilities.  Luminant Construction is subject to risks relating to transmission capabilities and constraints. Luminant Construction is also exposed to the risk that its contractors may default on their obligations to Luminant Construction and compensation for damages received, if any, will not cover its losses.

With respect to Oncor’s capital deployment program for its electric delivery facilities, there can be no guarantee that the execution of such program will be successful.  There can be no assurance that the capital investments Oncor intends to make in connection with its electric delivery business will produce the desired reductions in cost and improvements to service and reliability.

TXU Energy’s retail business is subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to its reputation and/or the results of operations of the retail business.

TXU Energy’s retail business requires access to sensitive customer data in the ordinary course of business.  Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, drivers license numbers, social security numbers and bank account information.  TXU Energy’s retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business.  If a significant or widely publicized breach occurred, the reputation of TXU Energy’s retail business may be adversely affected, customer confidence may be diminished, or TXU Energy’s retail business may be subject to legal claims, any of which may contribute to the loss of customers and have a negative impact on the business and/or results of operations of the retail business.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes.  Specifically, EFH Corp. is subject to the risk that the joint venture outsourcing arrangement with Capgemini that provides business support services to EFH Corp. or other similar arrangements may not produce the desired cost savings.  Should EFH Corp. wish to terminate or modify the arrangements with Capgemini or other providers, or if Capgemini or those other providers become financially unable to perform their obligations, EFH Corp. would incur transition costs, which would likely be significant, to switch to another vendor.

TXU Energy relies on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, its customers. Any infrastructure failure could negatively impact customer satisfaction and could have a material negative impact on its business and results of operations.

TXU Energy depends on transmission and distribution facilities owned and operated by unaffiliated utilities, as well as Oncor’s facilities, to deliver the electricity it sells to its customers.  If transmission capacity is inadequate, TXU Energy’s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity than is available in the capacity-constrained area.  For example, during some periods, transmission access is constrained in some areas of the Dallas-Fort Worth metroplex, where TXU Energy has a significant number of customers.  The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower profits.  In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy’s customers could negatively impact the satisfaction of its customers with its service.

TXU Energy offers bundled services to its retail customers, with some bundled services offered at fixed prices and for fixed terms. If TXU Energy’s costs for these bundled services exceed the prices paid by its customers, TXU Energy’s results of operations could be materially adversely affected.

TXU Energy offers its customers a bundle of services that include, at a minimum, electricity plus transmission, distribution and related services.  The prices TXU Energy charges for its bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Energy’s underlying cost to provide the components.

TXU Energy’s retail business is subject to the risk that it will not be able to profitably serve its customers given the announced price protection and price cuts, which could result in an adverse impact to its reputation and/or results of operations of TXU Energy’s retail business.

In connection with the Merger, TXU Energy announced a 15% price reduction for residential customers in EFH Corp.’s historical service territory who have not already switched to one of the many pricing plans other than the basic month-to-month plan. These customers received a six percent reduction beginning in late March 2007, an additional four percent reduction in June 2007 and an additional five percent reduction in October 2007.  In addition, TXU Energy announced that it will provide price protection for these customers through December 2008, ensuring that these customers receive the benefits of these savings through two summer seasons of peak energy usage.  The prices TXU Energy charges during this period could fall below TXU Energy’s underlying cost to provide electricity.

Although the PUCT does not have the right to approve the REP certification pursuant to the Merger, the PUCT may at anytime initiate an investigation into whether TXU Energy has met all of the requirements for REP certification including financial requirements, so that it can maintain its REP certification.  Any removal or revocation of a REP certification would mean that TCEH or TXU Energy, as applicable, would no longer be allowed to provide electric service to retail customers.

Changes in technology may reduce the value of EFH Corp.’s generation plants and/or Oncor’s electric delivery facilities and may significantly impact EFH Corp.’s businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells.  It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with the traditional generation plants owned by EFH Corp.  While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient generation facilities may exceed increases in demand in some regional electric markets.  Consequently, where EFH Corp. has facilities, the profitability and market value of its generation assets could be significantly reduced.  Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of EFH Corp.’s generation assets and Oncor’s electric delivery facilities.  Changes in technology could also alter the channels through which retail electric customers buy electricity.  To the extent self-generation facilities become a more cost-effective option for certain customers, EFH Corp.’s revenues could be reduced.

EFH Corp.’s future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT market. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market.  Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day.  As a result, EFH Corp. are subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting EFH Corp.’s future reported results of operations.

EFH Corp.’s results of operations and financial condition could be negatively impacted by any development or event beyond EFH Corp.’s control that causes economic weakness in the ERCOT market.

EFH Corp. derives substantially all of its revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the state of Texas.  As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market.  Such a reduction could have a material negative impact on EFH Corp.’s results of operations and financial condition.

EFH Corp.’s (or an applicable subsidiary’s) credit ratings could negatively affect EFH Corp.’s (or the pertinent subsidiary’s) ability to access capital and could require EFH Corp. or its subsidiaries to post collateral or repay certain indebtedness.

Downgrades in EFH Corp.’s or any of its subsidiaries’ long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and might trigger liquidity demands pursuant to the terms of a number of commodity contracts, leases and other agreements.  On October 8, 2007, Fitch downgraded EFH Corp.’s long term debt ratings and on October 9, 2007, both Moody’s and S&P also downgraded EFH Corp.’s long term debt ratings.

Most of EFH Corp.’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with it.  As EFH Corp.’s (or an applicable subsidiary’s) credit ratings decline, the costs to operate EFH Corp.’s businesses will likely increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with EFH Corp.

In addition, in connection with the Merger, Oncor has committed to the PUCT that it will, in its 2007 and 2008 rate cases, support a cost of debt that does not exceed its actual cost of debt immediately prior to the announcement of the Merger.  As such, in connection with these rate cases, in certain circumstances Oncor may not be able to recover additional debt costs caused by a credit rating downgrade.

EFH Corp.’s liquidity needs could be difficult to satisfy under some circumstances, particularly during times of uncertainty in the financial markets and/or during times when there are significant increases in natural gas prices.  The inability to access liquidity, particularly on favorable terms, could materially adversely affect EFH Corp.’s results of operations and/or financial condition.

EFH Corp.’s businesses are capital intensive. EFH Corp. and its subsidiaries rely on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could impact EFH Corp.’s ability to sustain and grow its businesses and would likely increase capital costs.  EFH Corp.’s access to the financial markets could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;
•	economic weakness in the ERCOT market;
•	changes in interest rates;
•	a deterioration of EFH Corp.’s credit or the credit of its subsidiaries or a reduction in EFH Corp.’s credit ratings or the credit ratings of its subsidiaries;
•	volatility in commodity prices that increases margin or credit requirements;
•	a material breakdown in EFH Corp.’s risk management procedures; and
•	the occurrence of material adverse changes in EFH Corp.’s businesses that restrict its ability to access its liquidity facilities.

Although EFH Corp. expects to actively manage the liquidity exposure of existing and future hedging arrangements, given the size of EFH Corp.’s long-term hedging program, any significant increase in the price of natural gas could result in EFH Corp.’s subsidiaries being required to provide cash or letter of credit collateral in substantial amounts.  In addition, any perceived reduction in EFH Corp.’s or one of its subsidiary’s credit quality could result in clearing agents or other counterparties requesting additional collateral.

In addition, given the size of EFH Corp.’s long-term hedging program, any significant increase in the price of natural gas could result in EFH Corp.’s subsidiaries being required to provide cash or letter of credit collateral (i.e. margin) in very large amounts.  In addition, any perceived reduction in EFH Corp.’s or one of its subsidiary’s credit quality could result in clearing agents or other counterparties requesting additional margin.  In the event EFH Corp.’s liquidity facilities are being used largely to support its long-term hedging program as a result of a significant increase in the price of natural gas or significant reduction in credit quality, EFH Corp. and its subsidiaries may have to forego certain capital expenditures or other investments in EFH Corp.’s businesses or other business opportunities.

Further, a lack of available liquidity could adversely impact the evaluation of EFH Corp.’s and its subsidiaries’ creditworthiness by counterparties and rating agencies.  In particular, such concerns by existing and potential counterparties could significantly limit TCEH’s wholesale markets activities, including its long-term hedging program.

The loss of the services of EFH Corp.’s key management and personnel could adversely affect EFH Corp.’s ability to operate its businesses.

EFH Corp.’s future success will depend on its ability to continue to attract and retain other highly qualified personnel. EFH Corp. competes for such personnel with many other companies, in and outside EFH Corp.’s industry, government entities and other organizations.  EFH Corp. may not be successful in retaining its current personnel or in hiring or retaining qualified personnel in the future.  Additionally, the Merger may have a negative impact on EFH Corp.’s ability to attract and retain key management and other employees.  EFH Corp.’s failure to attract new personnel or retain its existing personnel could have a material adverse effect on EFH Corp.’s businesses.

EFH Corp.’s future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team.  EFH Corp.’s chief executive officer resigned following the consummation of the Merger, and EFH Corp. has not yet identified a successor.  In addition, one or more of EFH Corp.’s other executive officers may elect to leave the company as a result of the Merger. EFH Corp.’s chief executive officer and other executive officers have substantial experience and expertise in EFH Corp.’s industry, which EFH Corp. has relied upon significantly.  EFH Corp. cannot assure you that it will be able to attract and retain new members of management to replace its chief executive officer and any other executive officers that may leave.  If EFH Corp. is not successful in doing so, its business may be adversely affected.

The Sponsor Group controls EFH Corp. and may have conflicts of interest with EFH Corp. in the future.

The Sponsor Group indirectly owns approximately 62% of EFH Corp.’s capital stock on a fully-diluted basis through their investment in Texas Holdings.  As a result, the Sponsor Group has control over EFH Corp.’s decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether debt holders believe that any such transactions are in their own best interests.

Additionally, the Sponsor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with EFH Corp.  The Sponsor Group may also pursue acquisition opportunities that may be complementary to EFH Corp.’s business and, as a result, those acquisition opportunities may not be available to EFH Corp.  So long as the Sponsor Group, or other funds controlled by or associated with the Sponsor Group, continues to indirectly own a significant amount of the outstanding shares of EFH Corp.’s common stock, even if such amount is less than 50%, the Sponsor Group will continue to be able to strongly influence or effectively control EFH Corp.’s decisions.

Risks Relating to EFH Corp.’s Indebtedness

EFH Corp. and its subsidiaries’ substantial leverage could adversely affect EFH Corp.’s ability to raise additional capital to fund its operations, limit EFH Corp.’s ability to react to changes in the economy or its industry, expose EFH Corp. to interest rate risk to the extent of its variable rate debt and prevent EFH Corp. from meeting its obligations under its indebtedness.

EFH Corp. and its subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in EFH Corp’s and its subsidiaries’ existing indebtedness.  If new indebtedness is added to EFH Corp’s current debt levels, the related risks that EFH Corp. now faces could intensify.

EFH Corp.’s substantial leverage could have important consequences, including:

•	making it more difficult for EFH Corp. to make payments on its indebtedness;
•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on EFH Corp.’s indebtedness, therefore reducing EFH Corp.’s ability to use its cash flow to fund its operations, capital expenditures and future business opportunities;

•	increasing EFH Corp.’s vulnerability to general economic and industry conditions;
•	exposing EFH Corp. to the risk of increased interest rates because certain of EFH Corp.’s borrowings will be at variable rates of interest;
•	limiting EFH Corp.’s ability to make strategic acquisitions or causing it to make non-strategic divestitures;
•
limiting EFH Corp.’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting EFH Corp.’s ability to adjust to changing market conditions and placing it at a competitive disadvantage compared to its competitors who are less highly leveraged.

EFH Corp.’s debt agreements and those of EFH Corp.’s subsidiaries contain restrictions that limit EFH Corp.’s flexibility in operating its businesses.

EFH Corp’s and its subsidiaries’ debt agreements contain various covenants and other restrictions that limit EFH Corp.’s ability and/or the ability of EFH Corp.’s restricted subsidiaries to engage in specified types of transactions.  These covenants and other restrictions limit EFH Corp.’s and EFH Corp.’s restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue preferred shares;
•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;
•	make investments;
•	sell or transfer assets;
•	create liens;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of EFH Corp.’s assets; and
•	enter into transactions with EFH Corp.’s affiliates.

Under certain of its indebtedness, TCEH will be required to maintain a specified leverage ratio. TCEH’s ability to meet such ratio can be affected by events beyond its control.  A breach of any such covenant could result in a default under the debt of EFH Corp. and its subsidiaries.  Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.  If the applicable borrower were unable to repay those amounts, the lenders under could proceed against any collateral granted to them to secure such indebtedness.  TCEH has pledged substantially all of its tangible and intangible assets as collateral under its secured debt.

In addition, EFH Corp. and Oncor have implemented a number of measures to further separate Oncor, Oncor Holdings, and Oncor Holdings’ other subsidiaries, from Texas Holdings and its other subsidiaries.  Those measures include:

•	Oncor not being restricted from incurring its own indebtedness; and
•	Oncor not guaranteeing or pledging any of its assets to secure the indebtedness of Texas Holdings and its other subsidiaries.

Accordingly, Oncor’s assets will not be available to repay any of the debt of EFH Corp. or its subsidiaries (other than Oncor Holdings and its subsidiaries), including the debt of TCEH.

EFH Corp.’s subsidiaries may not be able to generate sufficient cash to service all of EFH Corp.’s and its subsidiaries’ indebtedness and may be forced to take other actions to satisfy EFH Corp.’s and its subsidiaries’ obligations under EFH Corp.’s indebtedness, which may not be successful.

EFH Corp.’s ability to make scheduled payments on or to refinance EFH Corp.’s debt obligations depends on EFH Corp.’s financial condition and the operating performance of EFH Corp.’s subsidiaries, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond EFH Corp.’s control.

If EFH Corp.’s and EFH Corp.’s subsidiaries’ cash flows and capital resources are insufficient to fund EFH Corp.’s debt service obligations and those of EFH Corp.’s subsidiaries, EFH Corp. or its subsidiaries may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance EFH Corp.’s indebtedness.  These alternative measures may not be successful and may not permit EFH Corp. to meet its and its subsidiaries’ scheduled debt service obligations.  If operating results and available cash are insufficient to meet EFH Corp.’s and its subsidiaries’ debt service obligations, EFH Corp. and its subsidiaries could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations.  A significant portion of EFH Corp.’s assets consist of goodwill, the value of which will depend upon a variety of factors.  EFH Corp. and its subsidiaries may not be able to consummate those dispositions or obtain the proceeds that EFH Corp. and its subsidiaries could realize from them, and any proceeds received may not be adequate to meet any debt service obligations then due.  Additionally, the debt agreements will limit the use of the proceeds from any disposition.  As a result, EFH Corp. and its subsidiaries may not be allowed, under the terms of EFH Corp.’s and their indebtedness, to use proceeds from such dispositions to satisfy all current debt service obligations.  Further, the debt agreements will restrict EFC Holdings, TCEH and TCEH’s subsidiaries from making certain payments to EFH Corp.

Under the terms of TCEH’s debt agreements, TCEH will be restricted from making certain payments to EFH Corp.

EFH Corp. is a holding company and substantially all of its consolidated assets are held by its subsidiaries.  Accordingly, EFH Corp. depends upon TCEH for a significant amount of its cash flows and ability to pay its obligations. For the year ended December 31, 2006 and the six-month period ended June 30, 2007, TCEH and its subsidiaries represented 88% and 81%, respectively, of EFH Corp.’s consolidated revenues.  However, under the terms of TCEH’s debt agreements, TCEH will be restricted from making certain payments to EFH Corp., except in the form of certain loans to cover certain of EFH Corp.’s obligations and dividends and distributions in certain other limited circumstances.  In addition, TCEH will be prohibited from making certain loans to EFH Corp. if certain events of default under the debt agreements have occurred and are continuing.

EFH Corp. is a holding company, and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFH Corp. is a holding company and substantially all of its consolidated assets are held by its subsidiaries.  Accordingly, EFH Corp.’s cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to EFH Corp. in the form of dividends, distributions, loans or otherwise, and repayment of loans or advances from EFH Corp..  These subsidiaries are separate and distinct legal entities and have no obligation to provide EFH Corp. with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

Because EFH Corp. is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of EFH Corp.’s subsidiaries. Therefore, EFH Corp.’s rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of the subsidiary’s preferred stock.  To the extent that EFH Corp. may be a creditor with recognized claims against any such subsidiary, EFH Corp.’s claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by EFH Corp.  Subject to restrictions contained in financing arrangements, EFH Corp.’s subsidiaries may incur additional indebtedness and other liabilities.

In connection with the Merger, a significant amount of debt was issued by TCEH, including $25.2 billion of committed financing.  This debt will be structurally senior to EFH Corp.’s debt because neither TCEH nor any of its subsidiaries is a guarantor of EFH Corp.’s debt.  In addition, neither Oncor Holdings nor any of its subsidiaries, including Oncor, will guarantee the debt of EFH Corp. and therefore all of their debt and liabilities will be structurally senior to such debt.

Despite current indebtedness levels, EFH Corp. and its subsidiaries may still be able to incur substantially more indebtedness.  This could further exacerbate the risks associated with EFH Corp.’s substantial financial leverage.

EFH Corp. and its subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of its and their debt agreements do not prohibit EFH Corp. or its subsidiaries from doing so.  Subject to covenant compliance and other conditions, the debt agreements would permit additional borrowing.  If new indebtedness is added to EFH Corp.’s and its subsidiaries’ current indebtedness levels, the related risks that EFH Corp. and its subsidiaries now face could intensify.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (a)

July 1, 2007 – July 31, 2007	44,621	$67.70	─	─
August 1, 2007 – August 31, 2007	─	─	─	─
September 1, 2007 – September 30, 2007	─	─	─	─
Total as of September 30, 2007	44,621	$67.70	─	23,251,532

(a)
On October 10, 2007, Merger Sub, Texas Holdings’ wholly-owned subsidiary, acquired EFH Corp. through a merger of Merger Sub with and into EFH Corp. under the terms and conditions of the Merger Agreement.  Upon the effective date of the Merger, each share of EFH Corp.’s common stock outstanding immediately prior to the Merger (other than shares held by EFH Corp. or any of its subsidiaries or Texas Holdings or any of its subsidiaries, including Merger Sub, in each case not held on behalf of third parties, or shares held by holders who properly exercised their rights of dissent and appraisal under Texas law) was canceled and converted into the right to receive $69.25 in cash, without interest and less any applicable withholding taxes.

Item 4.  Submission of Matters to a Vote of Security Holders

EFH Corp. held its Annual Meeting of Shareholders on September 7, 2007.  The following items were presented to shareholders with the following results:

	Votes For	Votes Withheld or Against	Abstentions
A proposal to approve the Agreement and Plan of Merger, dated as of February 25, 2007 (as amended from time to time, the "Merger Agreement") among EFH Corp., Texas Holdings and Merger Sub, including the plan of merger contained in the Merger Agreement.	349,618,766	9,697,199	3,669,661

A proposal to approve any proposal by EFH Corp. to adjourn or postpone the annual meeting, if determined to be necessary.	358,519,923	40,262,968	8,803,927

Election of Directors Leldon E. Echols Kerney Laday Jack E. Little Gerardo I. Lopez J. E. Oesterreicher Michael W. Ranger Leonard H. Roberts Glenn F. Tilton C. John Wilder	396,248,833 394,384,171 396,214,585 396,044,169 394,381,027 396,338,962 396,198,139 395,207,838 393,671,764	11,338,243 13,202,905 11,372,491 11,542,907 13,206,049 11,248,114 11,388,937 12,379,238 13,915,312	None None None None None None None None None

Selection of Deloitte & Touche LLP as Independent Auditor	394,750,810	3,736,277	9,100,147

Shareholder proposal related to EFH Corp.'s adoption of quantitative goals for emissions at its existing and proposed plants.	33,086,172	275,449,705	54,449,331

Shareholder proposal requesting a report on EFH Corp.'s political contributions and expenditures.	78,363,080	231,584,328	53,038,189

Item 5.  Other Disclosure

On November 13, 2007, David A. Campbell and Michael S. Greene were each appointed Interim Co-President of Energy Future Holdings Corp.

In addition to serving as Interim Co-President, Mr. Greene, 62, serves as Chairman of the Board, President and Chief Executive Officer of Luminant.  Mr. Greene joined the predecessor to Energy Future Holdings Corp. in 1969 and has served in a variety of senior positions.

In addition to serving as Interim Co-President, Mr. Campbell, 39, serves as Executive Vice President and Chief Financial Officer of Energy Future Holdings Corp.  He has held the positions of Executive Vice President, Planning, Strategy and Risk of Energy Future Holdings Corp. since May 2004 and has been Chief Financial Officer of Energy Future Holdings Corp. since March 2006.  Prior to joining Energy Future Holdings Corp., Mr. Campbell was a Principal of McKinsey & Company, Inc.

There has been no change in compensation for either Mr. Campbell or Mr. Greene in connection with these appointments.

Item 6.             Exhibits

(a)           Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3(i))	Articles of Incorporation
3(a)	1-12833 Form 8-K (filed October 11, 2007)	3.1	─	Restated Certificate of Formation of Energy Future Holdings Corp., dated October 10, 2007
(3(ii))	By-laws
3(b)	1-12833 Form 8-K (filed October 11, 2007)	3.2	─	Amended and Restated Bylaws of Energy Future Holdings Corp., dated October 10, 2007
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
Energy Future Holdings Corp.
4(a)			─
First Supplemental Indenture, dated as of October 5, 2007, to the Indenture (For Unsecured Debt Securities Series O), dated as of November 1, 2004, between Energy Future Holdings Corp. (formerly known as TXU Corp.) and The Bank of New York, as trustee.

4(b)			─
First Supplemental Indenture, dated as of October 10, 2007, to the Indenture (For Unsecured Debt Securities Series N), dated as of July 1, 2003, between Energy Future Holdings Corp. (formerly known as TXU Corp.) and The Bank of New York, as trustee.

4(c)	1-12833 Form 8-K (filed October 31, 2007)	____	─	Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.250%/12.000% Senior Toggle Notes due 2017
Texas Competitive Electric Holdings Company LLC / TCEH Finance, Inc.
4(d)			─
First Supplemental Indenture, dated as of October 5, 2007, to the Indenture (For Unsecured Debt Securities), dated as of March 1, 2003, between Texas Competitive Electric Holdings Company LLC (formerly known as TXU Energy Company LLC) and The Bank of New York, as trustee.

	333-108876 Form 8-K (filed October 31, 2007)	____	─	Indenture, dated as of October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015

(10)	Material Contracts.
10(a)	─
Amendment No. 2 to $1,500,000,000 Revolving Credit Agreement, dated as of August 24, 2007, by and among Texas Competitive Electric Holdings Company LLC and Citibank, N.A., and Credit Suisse, Cayman Islands Branch

10(b)	─
Engineering, Procurement and Construction Agreement, dated as of May 26, 2006, between Texas Competitive Electric Holdings Company (formerly TXU US Holdings Company) and Bechtel Power Corporation (confidential treatment has been requested for portions of this exhibit)

10(c)	─
$24,500,000,000 Credit Agreement dated as of October 10, 2007 among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, as the Borrower, Citibank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P. as Posting Agent, J. Aron & Company, as Posting Calculation Agent and the several lenders thereto from time to time (i.e.  the TCEH Senior Secured Facilities)

(31)	Rule 13a – 14(a)/15d – 14 (a) Certifications.
31(a)	─
Certification of David A. Campbell, Interim Co-President and Chief Financial Officer of Energy Future Holdings Corp., pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	─
Certification of M.S. Greene, Interim Co-President of Energy Future Holdings Corp., pursuant to Rule 13a – 14(a)/15d – 14(a)  of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.
99(a)	─ Condensed Statements of Consolidated Income for the twelve month period ended September 30, 2007.
99(b)	─ Adjusted EBITDA reconciliation for twelve month period ended September 30, 2007

________________________________
*           Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.
By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller

Date:  November 14, 2007