Form 10-Q
period 2008-03-31
Energy Future Holdings Corp /TX/
filed 2008-05-15
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2008, there were 1,665,585,540 shares of common stock outstanding, without par value, of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

Energy Future Holdings Corp.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

This Form 10-Q and other Securities and Exchange Commission filings of Energy Future Holdings Corp. and its subsidiaries occasionally make references to EFH Corp., EFC Holdings, TCEH, TXU Energy, Luminant, or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2007 Form 10-K	EFH Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of EFH Corp. and its subsidiaries. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFH Corp. is providing Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibit 99.(b)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in EFH Corp.’s debt arrangements. EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFH Corp.’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to EFH Corp. and its subsidiaries

Competitive Electric segment	Refers to the EFH Corp. business segment, which includes TCEH and equipment salvage and resale activities related to eight canceled coal-fueled generation units.

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct-wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 39-1	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (Offsetting of Amounts Related to Certain Contracts — An interpretation of APB Opinion No. 10 and FASB Statement No. 105)

FIN 48	FASB Interpretation No. 48 (As Amended), “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by EFH Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant Construction	Refers to the operations of TCEH established for the purpose of developing and constructing new generation facilities.

Luminant Energy	Luminant Energy Company LLC, an indirect wholly-owned subsidiary of TCEH that engages in certain wholesale markets activities

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct wholly-owned subsidiary of Oncor Holdings and an indirect wholly-owned subsidiary of EFH Corp., and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct wholly-owned subsidiary of Intermediate Holding and the direct parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

price-to-beat rate	residential and small business customer electricity rates established by the PUCT that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes was supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) were required to be made available to those customers until January 1, 2007

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

Regulated Delivery segment	Refers to the EFH Corp. business segment, the substantial majority of which consists of the activities of Oncor.

REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 141	SFAS No. 141, “Business Combinations”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”

SG&A	selling, general and administrative

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct wholly-owned subsidiary of EFC Holdings and an indirect wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that is engaged in electricity generation, wholesale and retail energy markets and development and construction activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 7 to the Financial Statements for details of these facilities.

v

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that is the direct parent of EFH Corp.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

TXU Fuel	TXU Fuel Company, a former subsidiary of TCEH

TXU Gas	TXU Gas Company, a former subsidiary of EFH Corp.

US	United States of America

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues	$787	$1,669

Costs and expenses:
Fuel, purchased power costs and delivery fees	821	665
Operating costs	357	344
Depreciation and amortization	395	204
Selling, general and administrative expenses	217	219
Franchise and revenue-based taxes	86	87
Other income (Note 5)	(14)	(29)
Other deductions (Note 5)	16	769
Interest income	(5)	(17)
Interest expense and related charges (Note 15)	843	197

Total costs and expenses	2,716	2,439

Income (loss) before income taxes	(1,929)	(770)
Income tax benefit	(660)	(273)

Net income (loss)	$(1,269)	$(497)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income (loss)	$(1,269)	$(497)

Other comprehensive income (loss), net of tax effects:
Reclassification of pension and other retirement benefit costs (net of tax expense of $— and $(3)) (Note 11)	—	4
Cash flow hedges:
Net decrease in fair value of derivatives held at end of period (net of tax benefit of $219 and $170)	(407)	(316)
Derivative value net gains related to hedged transactions recognized during the period and reported in net income (net of tax expense of $1 and $40)	(3)	(74)

Total effect of cash flow hedges	(410)	(390)

Total adjustments to net loss	(410)	(386)

Comprehensive income (loss)	$(1,679)	$(883)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows — operating activities:
Net income (loss)	$(1,269)	$(497)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	533	217
Deferred income tax benefit – net	(697)	(362)
Charge related to canceled development of generation facilities (Note 4)	—	713
Write-off of deferred transaction costs (Note 5)	—	30
Net gains on sale of assets	—	(16)
Net effect of unrealized mark-to-market valuations	1,594	764
Bad debt expense	17	11
Stock-based incentive compensation expense	2	8
Other net	2	5
Changes in operating assets and liabilities	(342)	(961)

Cash used in operating activities from continuing operations	(160)	(88)

Cash flows — financing activities:
Issuances of long-term debt	149	1,800
Retirements/repurchases of long-term debt	(287)	(37)
Change in short-term borrowings:
Commercial paper	—	(1,126)
Banks	791	950
Common stock dividends paid	—	(198)
Common stock subscriptions	28	—
Debt premium, discount, financing and reacquisition expenses	(3)	(18)
Other	11	—

Cash provided by financing activities	689	1,371

Cash flows — investing activities:
Capital expenditures	(710)	(830)
Nuclear fuel	(58)	(6)
Reduction of restricted cash	20	—
Proceeds from sale of assets	25	3
Proceeds from sale of environmental allowances and credits	20	—
Purchases of environmental allowances and credits	(12)	—
Proceeds from sales of nuclear decommissioning trust fund securities	396	22
Investments in nuclear decommissioning trust fund securities	(400)	(26)
Cost to remove retired property	(8)	(8)
Other	3	(5)

Cash used in investing activities	(724)	(850)

Discontinued operations:
Cash provided by operating activities	—	11
Cash provided by financing activities	—	—
Cash used in investing activities	—	—

Cash provided by discontinued operations	—	11

Net change in cash and cash equivalents	(195)	444
Cash and cash equivalents — beginning balance	281	25

Cash and cash equivalents — ending balance	$86	$469

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	Successor
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$86	$281
Restricted cash	60	56
Trade accounts receivable — net (Note 6)	1,197	1,099
Income taxes receivable	73	101
Inventories	375	405
Commodity and other derivative contractual assets (Note 10)	2,834	1,385
Accumulated deferred income taxes	13	9
Margin deposits related to commodity positions (Note 10)	1,213	513
Other current assets	165	376

Total current assets	6,016	4,225

Restricted cash	1,277	1,296
Investments	778	868
Property, plant and equipment — net	29,007	28,650
Goodwill (Note 3)	22,954	22,954
Intangible assets — net (Note 3)	4,213	4,365
Regulatory assets — net	1,312	1,305
Commodity and other derivative contractual assets (Note 10)	407	244
Unamortized debt issuance costs and other noncurrent assets	1,097	1,130
Assets held for sale	23	23

Total assets	$67,084	$65,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 7)	$2,509	$1,718
Long-term debt due currently (Note 7)	378	513
Trade accounts payable	1,083	904
Commodity and other derivative contractual liabilities (Note 10)	3,742	1,402
Margin deposits related to commodity positions (Note 10)	108	5
Accrued interest	835	537
Other current liabilities	465	879

Total current liabilities	9,120	5,958

Accumulated deferred income taxes	5,743	6,664
Investment tax credits	46	47
Commodity and other derivative contractual liabilities (Note 10)	3,945	2,453
Long-term debt, less amounts due currently (Note 7)	38,620	38,603
Other noncurrent liabilities and deferred credits	4,598	4,650

Total liabilities	62,072	58,375
Commitments and Contingencies (Note 8)

Shareholders’ equity (Note 9)
Common stock without par value: Authorized shares - 2,000,000,000 Outstanding shares 1,664,945,540 and 1,664,345,953	—	—
Additional paid-in capital	8,285	8,279
Retained deficit	(2,629)	(1,360)
Accumulated other comprehensive loss	(644)	(234)

Total shareholders’ equity	5,012	6,685

Total liabilities and shareholders’ equity	$67,084	$65,060

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFH Corp., a Texas corporation, is a Dallas-based holding company conducting its operations principally through its TCEH and Oncor subsidiaries. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including Luminant, which is engaged in electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, and commodity risk management and trading activities, and TXU Energy, which is engaged in retail electricity sales. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. As described in the 2007 Form 10-K, various “ring-fencing” measures have been taken to further separate Oncor from the other EFH Corp. businesses. Under such provisions, the assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of Texas Holdings, EFH Corp. or EFH Corp.’s other subsidiaries. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries.

EFH Corp. has two reportable segments: the Competitive Electric segment, which includes the activities of TCEH as well as equipment salvage and resale activities related to the canceled development of new generation facilities, and the Regulated Delivery segment, which includes the activities of Oncor, its wholly-owned bankruptcy-remote financing subsidiary and, in 2007, certain revenues and costs associated with installation of equipment that will facilitate Oncor’s technology initiatives. See Note 14 for further information concerning reportable business segments.

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub. As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

Basis of Presentation

The condensed consolidated financial statements of EFH Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2007 Form 10-K, with the exception of a change to discontinue the netting of derivative assets and liabilities under master netting agreements as allowed under FIN 39-1 and discussed under “Changes in Accounting Standards” below. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2007 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

The accompanying condensed statements of consolidated income (loss) and cash flows for the three months ended March 31, 2008 and March 31, 2007 are presented as the “Successor” and the “Predecessor,” respectively, and relate to the period succeeding the Merger and the period preceding the Merger, respectively. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141.

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

Changes in Accounting Standards

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in determining the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. EFH Corp. is evaluating the impact of this statement on its financial statements.

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

Effective January 1, 2008, EFH Corp. adopted FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39”. This FSP provides additional guidance regarding the offsetting in the balance sheet of cash collateral and derivative fair value asset and liability amounts. As provided for by this new rule, for balance sheet presentation, EFH Corp. elected to not adopt netting of cash collateral, and further to discontinue netting of derivative assets and liabilities under master netting agreements. Accordingly, as required by the rule, prior period amounts in the financial statements reflect the change in presentation, resulting in an increase of $1.105 billion and $171 million in both commodity and other derivative contractual current and noncurrent assets and liabilities, respectively, at December 31, 2007 compared to previously reported amounts.

2.	FINANCIAL STATEMENT EFFECTS OF THE MERGER

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

The purchase price allocation at March 31, 2008 is substantially complete; however, additional analysis with respect to the value of certain assets, contractual arrangements, contingent liabilities and debt could result in a change in the total amount of goodwill and amounts assigned to EFH Corp.’s reporting units.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Equity purchase price		$31,935
Transaction costs		759

Total purchase price		32,694
Property, plant and equipment	$28,402
Intangible assets	4,462
Regulatory assets and deferred debits	1,447
Other assets	5,360

Total assets acquired	39,671

Short-term borrowings and long-term debt	14,183
Deferred tax liabilities	7,960
Other liabilities	7,788

Total liabilities assumed	29,931

Net identifiable assets acquired		9,740

Goodwill		$22,954

Exit liabilities recorded as part of the purchase price allocation totaled approximately $60 million, which includes amounts related to the cancellation of the development of coal-fueled generation facilities discussed in Note 4 and the exit of certain administrative activities. The substantial majority of the liability was not settled as of March 31, 2008.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Merger-related transactions occurred on January 1, 2007. The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of what EFH Corp.’s results of operations would have been if the transactions had occurred on that date, or what EFH Corp.’s results of operations will be for any future periods.

For the three months ended March 31, 2007, unaudited pro forma revenues and net loss were $1.672 billion and $1.036 billion, respectively. Pro forma adjustments for the three months ended March 31, 2007 consist of incremental depreciation and amortization expense (including amounts recognized in revenues or fuel and purchased power costs) of $151 million, interest expense of $678 million and income tax benefits of $290 million.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill as of March 31, 2008 and December 31, 2007 totaled $23.0 billion with $18.1 billion assigned to the Competitive Electric segment and $4.9 billion to the Regulated Delivery segment.

Identifiable Intangible Assets

Identifiable intangible assets are comprised of the following:

	Successor
	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$92	$371	$463	$79	$384
Favorable purchase and sales contracts	716	143	573	702	68	634
Capitalized in-service software	230	82	148	225	71	154
Environmental allowances and credits	1,491	44	1,447	1,525	19	1,506
Land easements	179	68	111	179	67	112

Total intangible assets subject to amortization	$3,079	$429	2,650	$3,094	$304	2,790

Trade name (not subject to amortization)			1,436			1,436

Mineral interests (not currently subject to amortization)			127			139

Total intangible assets			$4,213			$4,365

Amortization expense related to intangible assets consisted of:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Retail customer relationship	$13	$—
Favorable purchase and sales contracts	59	—
Capitalized in-service software	11	6
Environmental allowances and credits	26	—
Land easements	1	1

Total amortization expense	$110	$7

Separately identifiable and previously unrecognized intangible assets acquired and recorded as part of purchase accounting for the Merger are described as follows:

•

Retail Customer Relationship — Retail customer relationship intangible asset represents the value of TXU Energy’s non-contracted customer base and is being amortized using an accelerated method based on customer attrition rates and reflecting the pattern in which economic benefits are realized over their estimated useful life. Amortization expense related to the retail customer relationship intangibles asset is reported as part of depreciation and amortization expense in the income statement (reported in the Competitive Electric segment).

•

Favorable Purchase and Sales Contracts — Favorable purchase and sales contracts intangible asset primarily represents the in-the-money value of commodity contracts for which: 1) EFH Corp. has made the “normal” purchase or sale election allowed by SFAS 133 or 2) the contracts did not meet the definition of a derivative. The amortization periods of these intangible assets are based on the terms of the contracts, and the expense is reported as part of revenues or fuel and purchased power costs in the income statement as appropriate (reported in the Competitive Electric segment). Unfavorable purchase and sales contracts are recorded as other noncurrent liabilities and deferred credits (see Note 15).

•

Trade name — The trade name intangible asset represents the value of the TXU Energy trade name, and as an indefinite-lived asset is not subject to amortization. This intangible asset will be evaluated for impairment at least annually (as of October 1) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

•

Environmental Allowances and Credits — This intangible asset represents the fair value of environmental allowances and credits granted to or purchased by EFH Corp. to be used in its power generation activity. These credits will be amortized to fuel and purchase power costs utilizing a units-of-production method (reported in the Competitive Electric segment).

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Successor
2008	$381
2009	477
2010	283
2011	246
2012	180

4.	CHARGES RELATED TO CANCELED DEVELOPMENT OF COAL-FUELED GENERATION FACILITIES

In the first quarter of 2007, EFH Corp. recorded a charge totaling $713 million ($463 million after-tax) in connection with the suspension in February 2007 of the development of eight coal-fueled generation units. This decision and subsequent terminations of equipment orders required an evaluation of the recoverability of recorded assets associated with the development program. The charge included $673 million for the impairment of construction work-in-process asset balances (primarily pre-construction development costs), $11 million for costs arising from terminations of equipment orders and $29 million for the write-off of deferred financing costs. In determining the charge to be recorded, EFH Corp. applied accounting rules for impairment of long-lived assets under SFAS 144 and for exit activities under SFAS 146. The charge is classified as other deductions in the income statement and is reported in the results of the Competitive Electric segment. As disclosed in the 2007 Form 10-K, $44 million ($29 million after-tax) in net charges related to these units were recorded in subsequent periods of 2007. Additional charges totaling $5 million ($3 million after-tax) were recorded in the three months ended March 31, 2008, which primarily represented costs for transportation and storage of materials.

The construction work-in-process asset balances totaled $871 million at March 31, 2007 prior to the writedown and included progress payments made and accruals for amounts due to equipment suppliers, based on percentage of completion estimates, engineering and design services costs, site preparation expenditures, internal salary and related overhead costs for personnel engaged directly in construction management activities and capitalized interest. The construction work-in-process balance at March 31, 2008 totaled $108 million and consisted of estimated recovery amounts, using a probability-weighted methodology, from equipment salvage and potential resale activities.

Subsidiaries of EFH Corp. have terminated all of the equipment orders, with the exception of one purchase order for a boiler that is expected to be resold, and the air permit applications related to the eight units were formally withdrawn from the TCEQ in October 2007 after the close of the Merger. The net charges arising from cancellation of this development program have been classified in other deductions and are reported in the results of the Competitive Electric segment.

5.	OTHER INCOME AND DEDUCTIONS

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Other income:
Amortization of gain on sale of TXU Fuel business	$—	$12
Accretion of adjustment (discount) of regulatory assets resulting from purchase accounting (See Note 15)	11	—
Net gain on sale of assets	—	4
Adjustments to insurance reserves related to discontinued operations	—	5
Penalty received for nonperformance under a coal transportation agreement	—	3
Mineral rights royalty income	1	3
Other	2	2

Total other income	$14	$29

Other deductions:
Net charges related to canceled development of generation facilities (Note 4)	$5	$713
Writeoff of deferred transaction costs (a)	—	30
Professional fees incurred related to the Merger	—	14
Costs related to 2006 cities rate settlement	6	6
Equity losses - unconsolidated affiliates	3	—
Ongoing pension and other postretirement benefit expense (credit) related to discontinued businesses	(2)	3
Other	4	3

Total other deductions	$16	$769

(a)	Represents previously deferred costs, consisting primarily of professional fees for tax, legal and other advisory services, in connection with certain previously anticipated strategic transactions (including expected financings) that were no longer expected to be consummated as a result of the Merger. (Reported in Corporate and Other activities.)

6.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables

Certain subsidiaries of EFH Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, such subsidiaries (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).

The maximum amount currently available under the accounts receivable securitization program is $700 million, and the program funding was $341 million as of March 31, 2008. The amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program, so long as TCEH’s long-term senior unsecured debt rating is lower than investment grade. Funding availability for all originators is reduced by 100% of the originators’ customer deposits if TCEH’s credit rating is lower than Ba3/BB-; 50% if TCEH’s credit rating is between Ba3/BB- and Ba1/BB+; and zero % if TCEH’s credit rating is at least Baa3/BBB-. The originators’ customer deposits, which totaled $116 million, reduced funding availability as of March 31, 2008 as TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $253 million and $296 million at March 31, 2008 and December 31, 2007, respectively.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities. The discount also funds a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct wholly-owned subsidiary of EFH Corp. The program fees, also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing. The servicing fee compensates EFH Corporate Services Company for the collection agent services being performed, including the maintenance of detailed accounts receivable collection records. The program fees represent essentially all the net incremental costs of the program on a consolidated basis and are reported in SG&A expenses. Fee amounts were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Program fees	$7	$10
Program fees as a percentage of average funding (annualized)	7.0%	5.7%
Servicing fees	1	1

The accounts receivable balance reported in the March 31, 2008 consolidated balance sheet includes $594 million face amount of trade accounts receivable of TCEH subsidiaries sold to TXU Receivables Company, such amount having been reduced by $341 million of undivided interests sold by TXU Receivables Company. Funding under the program decreased $22 million for the three month period ending March 31, 2008 and increased $20 million for the three month period ending March 31, 2007. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash collections on accounts receivable	$1,456	$2,297
Face amount of new receivables purchased	(1,391)	(2,370)
Discount from face amount of purchased receivables	8	11
Program fees paid	(7)	(10)
Servicing fees paid	(1)	(1)
Increase (decrease) in subordinated notes payable	(43)	53

Operating cash flows used by (provided to) EFH Corp. under the program	$22	$(20)

Effective with the completion of the Merger, Oncor no longer participates in the accounts receivable securitization program. Amounts funded under the program related to Oncor’s trade accounts receivable totaled $103 million at March 31, 2007. Amounts related to Oncor’s trade accounts receivable for the three month Predecessor period totaled $2 million in program fees and $17 million in operating cash flows provided.

The program may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator. In addition, the program may be terminated if TXU Receivables Company or EFH Corporate Services Company, as collection agent, shall default in any payment with respect to debt in excess of $50,000 in the aggregate for TXU Receivables Company and EFH Corporate Services Company, or if TCEH, any affiliate of TCEH acting as collection agent under the program other than EFH Corporate Services Company, any parent guarantor of an originator or any originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities.

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

Trade Accounts Receivable

	Successor
	March 31, 2008	December 31, 2007
Gross trade accounts receivable	$1,571	$1,494
Undivided interests in accounts receivable sold by TXU Receivables Company	(341)	(363)
Allowance for uncollectible accounts	(33)	(32)

Trade accounts receivable — reported in balance sheet	$1,197	$1,099

Gross trade accounts receivable at March 31, 2008 and December 31, 2007 included unbilled revenues of $413 million and $477 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Allowance for uncollectible accounts receivable as of beginning of period	$32	$13
Increase for bad debt expense	17	11
Decrease for account writeoffs	(18)	(19)
Changes related to receivables sold	—	8
Increase for equity loss (a)	3	—
Other	(1)	—

Allowance for uncollectible accounts receivable as of end of period	$33	$13

(a)	Reserve established for the receivable related to loans to a joint venture partner.

Allowances related to undivided interests in receivables sold totaled $18 million at March 31, 2007, and this amount was reported in current liabilities.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At March 31, 2008, EFH Corp. and its subsidiaries had outstanding short-term borrowings of $2.509 billion at a weighted average interest rate of 3.16% excluding certain customary fees at the end of the period. Borrowings under credit facilities totaled $1.420 billion for Oncor and $1.089 billion for TCEH.

At December 31, 2007, EFH Corp. and its subsidiaries had outstanding short-term borrowings of $1.718 billion at a weighted average interest rate of 5.39% excluding certain customary fees at the end of the period. Borrowings under credit facilities totaled $1.280 billion for Oncor and $438 million for TCEH.

Credit Facilities

EFH Corp.’s credit facilities with cash borrowing and/or letter of credit availability at March 31, 2008 are presented below. The TCEH facilities are all senior secured facilities.

		At March 31, 2008
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Delayed Draw Term Loan Facility (a)	October 2014	$4,100	$—	$2,269	$1,831
TCEH Revolving Credit Facility (b)	October 2013	2,700	205	—	2,495
TCEH Letter of Credit Facility (c)	October 2014	1,250	—	1,250	—

Sub-total TCEH		$8,050	$205	$3,519	$4,326

TCEH Commodity Collateral Posting Facility (d)	December 2012	Unlimited	$—	$1,501	Unlimited
Oncor Revolving Credit Facility (e)	October 2013	$2,000	$—	$1,420	$580

(a)	Facility to be used during the two-year period commencing on October 10, 2007 to fund expenditures for constructing new generation facilities and environmental upgrades of existing generation facilities, including previously incurred expenditures not yet funded under this facility. Borrowings are classified as long-term debt.
(b)	Facility to be used for letters of credit and borrowings for general corporate purposes.
(c)	Facility to be used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings, all of which were drawn at the closing of the Merger and are classified as long-term debt, have been retained as restricted cash. Letters of credit totaling $1.249 billion issued as of March 31, 2008 are supported by the restricted cash, and the remaining letter of credit availability totals $1 million.
(d)	Revolving facility to be used to fund cash collateral posting requirements under certain specified natural gas hedging transaction volumes and general corporate purposes. At March 31, 2008, cash borrowings of $412 million are recorded as long-term debt and $1.089 billion are classified as short-term borrowings.
(e)	Facility to be used by Oncor for its general corporate purposes.

Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities in order to permit TXU Energy to return retail customer deposits, if necessary. As a result, at March 31, 2008, the total availability under the TCEH credit facilities should be further reduced by $122 million.

Long-Term Debt

At March 31, 2008 and December 31, 2007, the long-term debt of EFH Corp. consisted of the following:

	Successor
	March 31, 2008	December 31, 2007
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
2.300% Floating Series 2001A due October 1, 2030 (b)	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
2.300% Floating Series 2001D due May 1, 2033 (b)	268	268
2.650% Floating Taxable Series 2001I due December 1, 2036 (b)	62	62
2.300% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (c)	(172)	(175)

Senior Secured Facilities:
6.578% TCEH Initial Term Loan Facility maturing October 10, 2014 (d)(e)	16,368	16,409
6.561% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (d)(e)	2,269	2,150
6.596% TCEH Letter of Credit Facility maturing October 10, 2014 (e)	1,250	1,250
2.763% TCEH Commodity Collateral Posting Facility maturing October 10, 2012 (f)	412	382

Other:
10.25% Fixed Senior Notes due November 1, 2015	3,000	3,000
10.25% Fixed Senior Notes Series B due November 1, 2015	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,750	1,750
6.125% Fixed Senior Notes due March 15, 2008	—	3
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.100% Promissory Note due January 5, 2009	65	65
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	67	78
Capital lease obligations	161	161
Unamortized fair value discount (c)	(9)	(9)

Total TCEH	$28,701	$28,604

	Successor
	March 31, 2008	December 31, 2007
EFC Holdings
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$59	$59
8.254% Fixed Notes due in quarterly installments through December 31, 2021	55	56
3.912% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (e)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (c)	(14)	(14)

Total EFC Holdings	109	110

EFH Corp.
10.875% Fixed Senior Notes due November 1, 2017	2,000	2,000
11.25 / 12.00% Senior Toggle Notes due November 1, 2017	2,500	2,500
6.375% Fixed Senior Notes Series C due January 1, 2008	—	200
4.800% Fixed Senior Notes Series O due November 15, 2009	3	3
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022 (g)	83	88
Unamortized fair value premium related to Building Financing (c)	24	24
Unamortized fair value discount (c)	(702)	(714)

Total EFH Corp.	6,408	6,601

Oncor
6.375% Fixed Senior Notes due May 1, 2012	700	700
7.000% Fixed Senior Notes due May 1, 2032	500	500
6.375% Fixed Senior Notes due January 15, 2015	500	500
7.250% Fixed Senior Notes due January 15, 2033	350	350
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(15)	(15)

Total Oncor	2,835	2,835
Oncor Electric Delivery Transition Bond Company LLC (h)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	71	93
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	99	99
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	956	978
Unamortized fair value discount related to transition bonds (c)	(11)	(12)

Total Oncor consolidated	3,780	3,801

Total EFH Corp. consolidated	38,998	39,116
Less amount due currently	(378)	(513)

Total long-term debt	$38,620	$38,603

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2008. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(d)	Interest rate swapped to fixed on $15.05 billion principal amount.
(e)	Interest rates in effect at March 31, 2008.
(f)	Interest rates in effect at March 31, 2008, excluding quarterly maintenance fee discussed below. See “Credit Facilities” above for more information.
(g)	This financing is secured with a $127 million letter of credit.
(h)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2008 — Retirements of long-term debt in 2008 totaling $287 million represented principal payments at scheduled maturity dates and included $200 million of EFH Corp. senior notes, $41 million repaid under the TCEH Initial Term Loan Facility, and $22 million of Oncor transition bond principal payments.

Issuances of long-term debt in 2008 totaling $149 million represented borrowings under the TCEH Delayed Draw Term Loan Facility of $119 million to fund expenditures related to the development of new generation facilities and the environmental retrofit program for existing lignite/coal-fueled generation facilities, as well as $30 million of borrowings under the TCEH Commodity Collateral Posting Facility. Additional borrowings of $651 million in 2008 under the TCEH Commodity Collateral Posting Facility are classified as short-term borrowings.

TCEH Senior Secured Facilities — Borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility, which totaled $19.887 billion at March 31, 2008, bear interest at per annum rates equal to, at TCEH’s option, (i) adjusted LIBOR plus 3.50% or (ii) a base rate (the higher of (1) the prime rate as announced from time to time by the administrative agent of the facilities and (2) the federal funds effective rate plus 0.50%) plus 2.50%. There is a margin adjustment mechanism in relation to term loans, revolving loans and letter of credit fees commencing after delivery of the financial statements for the first quarter ending March 31, 2008, under which the applicable margins may be reduced based on the achievement of certain leverage ratio levels. There was no change based upon March 31, 2008 levels. The applicable rate on each facility as of March 31, 2008 is provided in the table above and reflects LIBOR-based borrowings.

A commitment fee is payable quarterly in arrears and upon termination of the TCEH Revolving Credit Facility at a rate per annum equal to 0.50% of the average daily unused portion of such facility. The commitment fee will be subject to reduction, commencing after delivery of the financial statements for the first quarter ending March 31, 2008, based on the achievement of certain leverage ratio levels. There was no change based upon March 31, 2008 levels.

With respect to the TCEH Delayed Draw Term Loan Facility, a commitment fee is payable quarterly in arrears and upon termination of the undrawn portion of the commitments of such facility at a rate per annum equal to, prior to October 10, 2008, 1.25% per annum, and thereafter, 1.50% per annum.

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

The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions and the interest rate swaps described under “TCEH Interest Rate Hedges” below are secured by (a) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities as described above, and (b) pledges of the capital stock of TCEH and each current and future material wholly-owned restricted subsidiary of TCEH directly owned by TCEH or any guarantor.

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

The TCEH Initial Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of such facility ($41 million), with the balance payable on October 10, 2014. The TCEH Delayed Draw Term Loan Facility is required to be repaid in equal quarterly installments beginning on December 31, 2009 in an aggregate annual amount equal to 1% of the actual principal outstanding under the TCEH Delayed Draw Term Loan Facility as of such date, with the balance payable on October 10, 2014. Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time from and after the closing date until October 10, 2013. The TCEH Letter of Credit Facility will mature on October 10, 2014. The TCEH Commodity Collateral Posting Facility will mature on December 31, 2012.

The TCEH Senior Secured Facilities contain certain customary events of default for senior leveraged acquisition financings, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.

TCEH Notes Issued Subsequent to the Merger — Pursuant to an indenture entered into in October 2007 (the TCEH Indenture), TCEH and TCEH Finance (the Co-Issuers) issued and sold $3.0 billion aggregate principal amount of 10.25% Senior Notes due November 1, 2015. In December 2007 under a supplemental indenture, the Co-Issuers issued and sold $2.0 billion aggregate principal amount of 10.25% Series B Senior Notes due November 1, 2015. Interest on these notes (referred to as the TCEH Cash-Pay Notes) is payable in cash semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum, and the first interest payment was made on May 1, 2008.

Pursuant to the supplemental indenture, the Co-Issuers also issued and sold $1.75 billion aggregate principal amount of 10.50%/11.25% Senior Toggle Notes due November 1, 2016. The initial interest payment on these notes (referred to as the TCEH Toggle Notes) will be payable in cash. For any interest period thereafter until November 1, 2012, the Issuer may elect to pay interest on the notes, at the Issuer’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest, and the first interest payment was made on May 1, 2008.

The $6.75 billion principal amount of notes issued under the TCEH Indenture and its supplement (the TCEH Cash-Pay Notes and the TCEH Toggle Notes) are collectively referred to as the TCEH Notes.

The TCEH Notes are fully and unconditionally guaranteed by TCEH’s direct parent, EFC Holdings (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities (the TCEH Guarantors). The TCEH Notes are the Co-Issuers’ senior unsecured debt and rank senior in right of payment to any future subordinated indebtedness of the Co-Issuers, equally in right of payment with all of the Co-Issuers’ existing and future senior unsecured indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Co-Issuers’ non-guarantor subsidiaries, including trade payables (other than indebtedness and liabilities owed to the Co-Issuers or the TCEH Guarantors). The TCEH Notes rank effectively junior in right of payment to all existing and future senior secured indebtedness of the Co-Issuers, including the TCEH Senior Secured Facilities to the extent of the value of the collateral securing such indebtedness.

The guarantees are joint and several guarantees of the TCEH Notes, are the TCEH Guarantors’ senior unsecured obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness of the relevant TCEH Guarantor and senior in right of payment to any existing or future subordinated indebtedness of the relevant TCEH Guarantor. The guarantees rank effectively junior to all secured indebtedness of the TCEH Guarantors to the extent of the assets securing that indebtedness. EFC Holdings’ guarantee of the TCEH Notes ranks equally with its guarantee of the EFH Corp. Notes discussed below. The guarantees of the TCEH Notes are structurally junior to all indebtedness and other liabilities of the Co-Issuers’ subsidiaries that do not guarantee the notes.

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

EFH Corp. Notes Issued Subsequent to the Merger — Pursuant to an indenture entered into in October 2007 (the EFH Corp. Indenture), EFH Corp. issued and sold $2.0 billion aggregate principal amount of 10.875% Senior Notes due November 1, 2017. Interest on the notes (referred to as the EFH Corp. Cash-Pay Notes) is payable in cash semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum, and the first interest payment was made on May 1, 2008.

Pursuant to the EFH Corp. Indenture, EFH Corp. also issued and sold $2.5 billion aggregate principal amount of 11.250%/12.000% Senior Toggle Notes due November 1, 2017. The initial interest payment on the notes (referred to as the EFH Corp. Toggle Notes) will be payable in cash. For any interest period thereafter until November 1, 2012, EFH Corp. may elect to pay interest on the notes, at EFH Corp.’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest, and the first interest payment was made on May 1, 2008.

The $4.5 billion principal amount of notes issued under the EFH Corp. Indenture (the EFH Corp. Cash-Pay Notes and the EFH Corp. Toggle Notes) are collectively referred to herein as the EFH Corp. Notes.

The EFH Corp. Notes are fully and unconditionally guaranteed by EFC Holdings and Intermediate Holding, 100% owned subsidiaries of EFH Corp., (the EFH Corp. Guarantors). The EFH Corp. Notes are EFH Corp.’s senior unsecured debt and rank senior in right of payment to any existing and future subordinated indebtedness of EFH Corp., equally in right of payment with all of EFH Corp.’s existing and future senior unsecured indebtedness and structurally subordinated in right of payment to all existing and future indebtedness, preferred stock and other liabilities of EFH Corp.’s non-guarantor subsidiaries, including trade payables (other than indebtedness and liabilities owed to EFH Corp. or the EFH Corp. Guarantors). The EFH Corp. Notes will rank effectively junior in right of payment to all future secured indebtedness of EFH Corp. to the extent of the assets securing that indebtedness.

The guarantees are joint and several guarantees of the EFH Corp. Notes, are the EFH Corp. Guarantors’ unsecured senior obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness of the relevant EFH Corp. Guarantor and senior in right of payment to any existing or future subordinated indebtedness of the relevant EFH Corp. Guarantor. The guarantees of the EFH Corp. Notes will be structurally junior to all indebtedness and other liabilities of the relevant EFH Corp. Guarantor’s subsidiaries that are not guarantors.

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

EFH Corp. may redeem the EFH Corp. Notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. Notes from time to time at a redemption price of 110.875% of the aggregate principal amount of the EFH Corp. Cash Pay Notes, plus accrued and unpaid interest, if any, or 111.250% of the aggregate principal amount of the EFH Corp. Toggle Notes, plus accrued and unpaid interest, if any. EFH Corp. may also redeem the EFH Corp. Notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control, EFH Corp. must offer to repurchase the EFH Corp. Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

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

Intercreditor Agreement — In October 2007, in connection with the Merger, TCEH entered into an Intercreditor Agreement (the Intercreditor Agreement) with Citibank, N.A. and four secured commodity hedge counterparties (the Secured Commodity Hedge Counterparties). The Intercreditor Agreement provides that the lien granted to the Secured Commodity Hedge Counterparties will rank pari passu with the lien granted with respect to the collateral of the secured parties under the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will be entitled to share, on a pro rata basis, in the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral in an amount provided in the TCEH Credit Agreement. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will have voting rights with respect to any amendment or waiver of any provision of the Intercreditor Agreement that changes the priority of the Secured Commodity Hedge Counterparties’ lien on such collateral relative to the priority of lien granted to the secured parties under the TCEH Senior Secured Facilities or the priority of payments to the Secured Commodity Hedge Counterparties upon a foreclosure and liquidation of such collateral relative to the priority of the lien granted to the secured parties under the TCEH Senior Secured Facilities.

TCEH Interest Rate Hedges — After the Merger, in 2007, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $15.05 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2009 to 2014. (See Intercreditor Agreement above for details of security). The interest rate swaps are being accounted for as cash flow hedges related to variable interest rate cash flows. Based on the fair value of the positions, the interest rate swaps were $902 million out-of-the-money at March 31, 2008. This amount is reflected in the balance sheet as a derivative contract liability with the offset to accumulated other comprehensive income. No ineffectiveness gains or losses have been recorded.

Oncor Revolving Credit Facility — At March 31, 2008, Oncor had a $2.0 billion credit facility to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be reborrowed by Oncor from time to time until October 10, 2013. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

Borrowings under this facility totaled $1.420 and $1.280 billion at March 31, 2008 and December 31, 2007, respectively. The increased borrowings were driven by funding of ongoing capital investments.

Borrowings bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%). Under option (i) and based on Oncor’s current ratings, its LIBOR-based borrowings, which apply to all outstanding borrowings at March 31, 2008, bear interest at LIBOR plus 0.575%.

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

8.	COMMITMENTS AND CONTINGENCIES

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

Construction work-in-process assets balances for the three generation units totaled approximately $3.2 billion as of March 31, 2008, which includes the effects of the fair value adjustments related to purchase accounting. If construction-related agreements for the three generation units had been canceled as of that date, subsidiaries of EFH Corp. would have incurred an estimated termination obligation of up to approximately $400 million. This estimated gross cancellation exposure of approximately $3.6 billion at March 31, 2008 excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for these projects.

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

On July 23, 2007, the Sponsor Group, joined by EFH Corp. for the limited purpose described below, executed a memorandum of understanding with the plaintiffs in certain of the lawsuits described above pursuant to which, if approved by the court in which the litigation is pending, to the extent required, all of the litigation related to the Merger described above will be dismissed with prejudice. None of EFH Corp.’s former directors agreed to fund any payment or pay any other consideration under the settlement. EFH Corp. did agree to make certain revisions to the final proxy statement as part of the agreement between the Sponsor Group and the plaintiffs to settle the litigation and agreed that under certain circumstances the termination fee payable by EFH Corp. under the Merger Agreement would be $925 million rather than $1 billion. In addition, by reasons of the closing of the Merger on October 10, 2007, EFH Corp. merged with the entity obligated to fund any court approved attorneys’ fees. Accordingly, EFH Corp. is legally obligated for such payment. On January 7, 2008, a final settlement agreement was executed by the Plaintiffs in the above described litigation matters. The defendants and the courts with jurisdiction over the litigation considered the settlement for approval on April 18, 2008. The settlement was approved and a Final Order and Judgment was entered dismissing with prejudice all litigation pending in the State District Court, Dallas County, Texas. The settlement is pending approval by the US District Court, Northern District of Texas, which will result in a dismissal of all claims related to the Merger against EFH Corp. and its preclosing officers and directors.

Litigation-Generation Facilities

An administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas to a subsidiary of EFH Corp. was filed on September 7, 2007 in the State District Court of Travis County, Texas. Plaintiffs ask that the District Court reverse TCEQ’s approval of the Oak Grove air permit and TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments; and remand the matter back to TCEQ for further proceedings. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits have filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to SOAH for further proceedings. EFH Corp. believes the Oak Grove air permit granted by the TCEQ is protective of the environment and that the application for and the processing of the air permit by the TCEQ was in accordance with law. There can be no assurance that the outcome of these matters would not result in an adverse impact on the Oak Grove project.

On December 1, 2006, a lawsuit was filed in the US District Court for the Western District of Texas against Luminant Generation Company LLC (then known as TXU Generation Company LP), Oak Grove Management Company LLC and EFH Corp. (then known as TXU Corp.). The complaint sought declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation facility in Robertson County, Texas. The plaintiffs allege violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and sought to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserted that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions from the Oak Grove plant. Plaintiffs further requested that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. EFH Corp. believes the Oak Grove air permit granted by the TCEQ on June 13, 2007 is protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law. EFH Corp. and the other defendants filed a Motion to Dismiss the litigation, which was granted by the District Court on May 21, 2007. The Plaintiffs have appealed the District Court’s dismissal of the case to the Fifth Circuit Court of Appeals, and oral argument was heard in the appeal on March 3, 2008. EFH Corp. believes the District Court properly granted the Motion to Dismiss and while EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation in the event the Fifth Circuit Court of Appeals reverses the District Court, EFH Corp. maintains that the claims made in the complaint are without merit. Accordingly, EFH Corp. intends to vigorously defend the appeal and this litigation in the event the Fifth Circuit reverses the District Court.

In May 2008, the Sierra Club announced that it may sue Oak Grove Management Company LLC after 60 days for violating federal Clean Air Act provisions regarding hazardous air pollutants. EFH Corp. believes that it obtained a lawful permit for constructing the Oak Grove generation facilities. EFH Corp. cannot predict whether the Sierra Club will actually file suit or the outcome of any such proceeding.

In September 2007, a subsidiary of EFH Corp. acquired from Alcoa Inc. the air permit related to the Sandow 5 facility that had been previously issued by the TCEQ. Although a federal district court approved a settlement pursuant to which EFH Corp. acquired the permit, environmental groups opposed to the settlement have appealed the district court’s decision to the Fifth Circuit Court of Appeals, where oral argument is scheduled to occur on June 2, 2008. There can be no assurance that the outcome of this matter would not result in an adverse impact on the Sandow 5 project. EFH Corp. believes the claims on appeal are without merit and will vigorously defend the appeal.

Litigation-Other

On September 6, 2005, a lawsuit was filed in the US District Court for the Northern District of Texas, Dallas Division against EFH Corp. (then known as TXU Corp.) and C. John Wilder. The plaintiffs’ Amended Complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain EFH Corp. securities who tendered such securities in connection with a tender offer conducted by EFH Corp. in 2004. The Amended Complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that EFH Corp. management was evaluating whether it should recommend to the board of directors that the board reevaluate EFH Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, management did make a recommendation to the board to reevaluate the dividend policy and the board elected to increase the quarterly dividend. The plaintiffs contend that such disclosure in connection with the tender offer was inadequate. EFH Corp. maintains that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. A Motion to Dismiss was filed by the defendants, and the District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice on August 30, 2006. The plaintiffs filed a timely notice of appeal, and on appeal, the US Court of Appeals for the Fifth Circuit remanded the dismissal to the District Court in light of the decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd. On remand, plaintiffs filed a Second Amended Complaint, and defendants filed a Motion to Dismiss. The District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice on April 4, 2008. The plaintiffs filed a timely notice of appeal on May 2, 2008. While EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation, EFH Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations

In March 2007, the PUCT issued a Notice of Violation (NOV) stating that the PUCT Staff was recommending an enforcement action, including the assessment of administrative penalties, against EFH Corp. and certain affiliates for alleged market power abuse by its power generation affiliates and Luminant Energy in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. In September 2007, the PUCT issued a revised NOV in which the proposed administrative penalty amount was reduced from $210 million to $171 million. The revised NOV was necessary, according to the PUCT Staff, to correct calculation errors in the initial NOV. As revised, the NOV is premised upon the PUCT Staff’s allegation that Luminant Energy’s bidding behavior was not competitive and increased market participants’ costs of balancing energy by approximately $57 million, including approximately $19 million in incremental revenues to EFH Corp. A hearing requested by Luminant Energy to contest the alleged occurrence of a violation and the amount of the penalty in the NOV was scheduled to start in April 2008 but was stayed pending resolution of discovery disputes and Luminant Energy’s motion to dismiss, which was filed in November 2007. That motion was denied by the state administrative law judges, and in February 2008 the PUCT declined to hear Luminant Energy’s appeal of that denial. On March 26, 2008, Luminant Energy submitted to the administrative law judges its motion for summary decision on the discrete legal issue of what the maximum lawful penalty calculation could be in this proceeding. On April 15, 2008, PUCT staff submitted its cross-motion on the same issue. EFH Corp. believes Luminant Energy’s conduct during the period in question was consistent with the PUCT’s rules and policies, and no market power abuse was committed. EFH Corp. is vigorously contesting the NOV. EFH Corp. is unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, EFH Corp. and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Guarantees

As discussed below, EFH Corp. and its subsidiaries have entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions.

Disposed TXU Gas operations — In connection with the TXU Gas transaction in October 2004, EFH Corp. agreed to indemnify Atmos Energy Corporation, until October 1, 2014, for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. The maximum aggregate amount that EFH Corp. may be required to pay is $1.9 billion. To date, EFH Corp. has not been required to make any payments to Atmos Energy Corporation under any of these indemnity obligations, and no such payments are currently anticipated.

Residual value guarantees in operating leases — EFH Corp. or a subsidiary is the lessee under various operating leases that guarantee the residual values of the leased facilities. At March 31, 2008, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled approximately $77 million. These leased assets consist primarily of mining equipment, rail cars and vehicles. The average life of the lease portfolio is approximately four years.

Indebtedness guarantee — In 1990, EFC Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. EFC Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. EFC Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by EFC Holdings. At March 31, 2008, the balance of the indebtedness was $114 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

See Note 7 for discussion of guarantees and security for certain EFH Corp. indebtedness.

Letters of Credit

At March 31, 2008, TCEH had outstanding letters of credit under its credit facilities totaling $1.454 billion as follows:

•	$738 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$455 million to support (and available to fund payment of) floating rate pollution control revenue bond debt of $446 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2014;

•	$127 million to support obligations under the lease agreement for an EFH Corp. office building;

•	$52 million to support mining reclamation activities, and

•	$82 million for miscellaneous credit support requirements.

Nuclear Insurance

As a result of the US Terrorism Risk Insurance Program Reauthorization Act of 2007 that was effective January 1, 2008, under the American Nuclear Insurers liability policy, the liability arising out of terrorist acts that was previously subject to one industry aggregate limit of $300 million is no longer subject to an aggregate limit.

9.	SHAREHOLDERS’ EQUITY

Equity Contributions

In the three months ended March 31, 2008, certain members of management of EFH Corp. and its subsidiaries committed to equity contributions aggregating approximately $3 million in exchange for approximately 600,000 shares of common stock in EFH Corp.

Dividend Restrictions

The indenture governing the EFH Corp. Senior Cash-Pay and Toggle Notes includes covenants that, among other things and subject to certain exceptions, restrict EFH Corp.’s ability to pay dividends or make other distributions in respect of its capital stock.

Shareholders’ Equity

The following table presents the changes to shareholders’ equity during the three months ended March 31, 2008.

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	$—	$8,279	$(1,360)	$(234)	$6,685
Net effects of cash flow hedges	—	—	—	(410)	(410)
Net loss	—	—	(1,269)	—	(1,269)
Stock subscriptions	—	3	—	—	3
Effects of stock-based incentive compensation plans	—	2	—	—	2
Other	—	1	—	—	1

Balance at March 31, 2008	$—	$8,285	$(2,629)	$(644)	$5,012

10.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table provides detail of commodity and other derivative contractual assets and liabilities as presented in the balance sheet:

	Successor March 31, 2008
	Commodity contracts	Cash flow hedges and other derivatives	Netting (a)	Total — Balance Sheet amount
Assets:
Current assets	$2,792	$46	$(4)	$2,834
Noncurrent assets	406	1	—	407

Total	$3,198	$47	$(4)	$3,241

Liabilities:
Current liabilities	$3,343	$403	$(4)	$3,742
Noncurrent liabilities	3,358	587	—	3,945

Total	$6,701	$990	$(4)	$7,687

Net assets (liabilities)	$(3,503)	$(943)	$—	$(4,446)

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.

	Successor December 31, 2007
	Commodity contracts	Cash flow hedges and other derivatives	Total — Balance Sheet amount
Assets:
Current assets	$1,374	$11	$1,385
Noncurrent assets	239	5	244

Total	$1,613	$16	$1,629

Liabilities:
Current liabilities	$1,298	$104	$1,402
Noncurrent liabilities	2,232	221	2,453

Total	$3,530	$325	$3,855

Net assets (liabilities)	$(1,917)	$(309)	$(2,226)

Margin deposits net assets of $1.090 billion and $445 million under master netting arrangements at March 31, 2008 and December 31, 2007, respectively, were not netted with derivative assets and liabilities since EFH Corp. has elected to present the amounts of such assets and liabilities gross in the balance sheet as provided in FIN 39-1 and discussed in Note 1.

Commodity Contract Assets and Liabilities

Commodity contract assets and liabilities primarily represent fair values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133. These instruments are marked-to-market in net income.

Results for the three months ended March 31, 2008 and 2007 include “day one” losses of $19 million and $97 million, respectively, associated with hedging contracts entered into at below market prices. Of the 2007 amount, $71 million represents losses associated with a related series of transactions involving natural gas financial instruments, and $26 million represents a loss associated with a structured natural gas-related option agreement. These transactions are intended to hedge exposure to future changes in electricity prices. The losses were recorded as a reduction of revenues, consistent with other mark-to-market gains and losses, and were included in the results of the Competitive Electric segment.

Cash Flow Hedge and Other Derivative Assets and Liabilities

Cash flow hedge and other derivative assets and liabilities primarily represent fair values of commodity contracts and interest rate swaps that have been designated as cash flow hedges. The change in fair value of derivative assets and liabilities designated as cash flow hedges are recorded as other comprehensive income or loss to the extent the hedges are effective; the ineffective portion of the change in fair value is included in net income. See Note 7 for details of interest rate swaps designated as cash flow hedges.

A significant portion of natural gas derivatives entered into to hedge future changes in electricity prices had been designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as cash flow hedges as allowed under SFAS 133, thus becoming subject to mark-to-market accounting in net income as the fair values change.

A summary of cash flow hedge and other derivative assets and liabilities follows:

	Successor
	March 31, 2008	December 31, 2007
Current and noncurrent assets:
Commodity-related cash flow hedges	$8	$8
Interest rate swaps	39	8

Total	$47	$16

Current and noncurrent liabilities:
Commodity-related cash flow hedges	$13	$1
Interest rate swaps	977	324

Total	$990	$325

Other Cash Flow Hedge Information — EFH Corp. experienced cash flow hedge ineffectiveness of $2 million in net losses for the three months ended March 31, 2008 and $115 million in net gains for the three months ended March 31, 2007. These amounts are pretax and are reported in revenues.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled $2 million in net losses for the three months ended March 31, 2008 and $99 million in net gains for the three months ended March 31, 2007.

As of March 31, 2008, commodity positions accounted for as cash flow hedges, which represent a small portion of economic hedge positions, reduce exposure to variability of future cash flows from future revenues or purchases through 2010.

Cash flow hedge amounts reported in the condensed statements of consolidated comprehensive income (loss) exclude net gains and losses associated with cash flow hedges entered into and settled within the periods presented. These amounts totaled $21 million in after-tax net losses for the three months ended March 31, 2008 and $11 million in after-tax net losses for the three months ended March 31, 2007.

Accumulated other comprehensive income related to cash flow hedges at March 31, 2008 totaled $587 million in net losses (after-tax), essentially all of which relates to interest rate swaps. EFH Corp. expects that $205 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of March 31, 2008 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

11.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three months ended March 31, 2008 and 2007 are comprised of the following:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Components of net pension costs:
Service cost	$9	$11
Interest cost	37	35
Expected return on assets	(44)	(41)
Prior service cost	—	1
Net loss	—	4

Net pension cost	2	10

Components of net OPEB costs:
Service cost	2	2
Interest cost	15	13
Expected return on assets	(5)	(5)
Prior service cost	—	(1)
Net loss	4	10

Net OPEB costs	16	19

Net pension and OPEB costs	18	29
Less amounts deferred principally as a regulatory asset or property	(11)	(12)

Net amounts recognized as expense	$7	$17

The discount rate reflected in net pension and OPEB costs in 2008 is 6.55%. The expected rate of return on plan assets reflected in the 2008 cost amounts is 8.25% for the pension plan and 7.90% for the OPEB plan.

In 2008, EFH Corp. will have no amortization of the estimated net loss and prior service cost for the defined benefit pension plans and no amortization of the estimated net loss, prior service credit and net transition obligation for the OPEB plans from accumulated other comprehensive income into net periodic benefit cost. This accounting is the result of EFH Corp. eliminating accumulated other comprehensive income as a result of purchase accounting for the Merger, and as a result, being within the SFAS 158 10% range in which amortization of accumulated other comprehensive income is not required until the accumulated other comprehensive income balance exceeds 10% of the benefit obligation.

EFH Corp. made required pension contributions of $7 million and $18 million in January and April of 2008, respectively. EFH Corp. expects to make required contributions of $113 million and $22 million to its pension plan in the third and fourth quarters of 2008, respectively.

12.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies in situations where other accounting pronouncements either permit or require fair value measurements, including purchase accounting. SFAS 157 does not require any new fair value measurements. However, SFAS 157 supersedes a previous accounting rule that prohibited the recognition of day one gains or losses on derivative instruments unless the fair value of those instruments were derived from an observable market price. Additionally, SFAS 157 requires an entity to take its own credit risk (nonperformance risk) into consideration when measuring the fair value of liabilities. EFH Corp. adopted SFAS 157 effective with the closing of the Merger. The adoption of SFAS 157 reflects the application of FSP 157-2, “Effective Date of FASB Statement No. 157”, which was issued by the FASB in February 2008 and delays until financial statements issued after December 15, 2008 the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

EFH Corp. categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by SFAS 157:

•

Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. EFH Corp.’s Level 1 assets and liabilities normally include exchange traded commodity contracts. For example, EFH Corp. has a significant number of derivatives that are NYMEX futures and swaps transacted through clearing brokers for which the pricing is actively quoted.

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

•

Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. EFH Corp. uses the most meaningful information available from the market combined with its own internally developed valuation methodologies to develop its best estimate of fair value. For example, certain derivative assets or liabilities are derived from pricing models that utilize multiple inputs to the valuations, including inputs that are not observable or easily corroborated through other means.

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

At March 31, 2008, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Successor
	Level 1	Level 2	Level 3	Reclassification (a)	Total
Assets:
Commodity-related contracts	$1,197	$1,741	$212	$52	$3,202
Interest rate swaps	—	39	—	—	39
Nuclear decommissioning trust (b)	161	299	—	—	460
Salary deferral plan investments (b)	17	69	—	—	86

Total assets	$1,375	$2,148	$212	$52	$3,787

Liabilities:
Commodity-related contracts	$1,391	$4,783	$484	$52	$6,710
Interest rate swaps	—	977	—	—	977

Total liabilities	$1,391	$5,760	$484	$52	$7,687

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(b)	EFH Corp.’s nuclear decommissioning trust and salary deferral plan investments are included in the Investments line on the balance sheet.

At December 31, 2007, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Successor
	Level 1	Level 2	Level 3	Reclassification (a)	Total
Assets:
Commodity-related contracts	$767	$683	$148	$23	$1,621
Interest rate swaps	—	8	—	—	8
Nuclear decommissioning trust (b)	165	319	—	—	484
Salary deferral plan investments (b)	31	70	—	—	101

Total assets	$963	$1,080	$148	$23	$2,214

Liabilities:
Commodity-related contracts	$815	$2,372	$321	$23	$3,531
Interest rate swaps	—	324	—	—	324

Total liabilities	$815	$2,696	$321	$23	$3,855

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(b)	EFH Corp.’s nuclear decommissioning trust and salary deferral plan investments are included in the Investments line on the balance sheet.

Commodity-related contracts primarily represent mark-to-market values of natural gas and electricity derivative instruments that have not been designated “normal” purchases or sales under SFAS 133.

Interest rate swaps consist largely of variable-to-fixed rate swap instruments that have been designated as cash flow hedges.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of EFH Corp.’s nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

Salary deferral plan assets represent securities held for the purpose of funding the liabilities of EFH Corp.’s Salary Deferral Program. These investments include life insurance contracts, equity, debt and other fixed-income securities.

The following table presents the changes in fair value of EFH Corp.’s Level 3 assets and liabilities for the three months ended March 31, 2008:

Commodity- related contracts
Balance at December 31, 2007 (net liability)	$(173)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	(92)
Included in other comprehensive income (loss)	1
Purchases, sales, issuances and settlements (net) (b)	12
Net transfers in and/or out of Level 3 (c)	(20)

Balance at March 31, 2008 (net liability)	$(272)

Net change in unrealized gains (losses) included in net income relating to instruments held at March 31, 2008 (a)	$(97)

(a)	Changes in values of commodity-related contracts are largely reported in operating revenues; certain of such contracts are accounted for as cash flow hedges for which changes in values are reported as other comprehensive income to the extent the hedges are effective and in operating revenues for the ineffective portion.
(b)	Settlements represent amounts included in the beginning balance for the period.
(c)	Includes transfers due to changes in the observability of significant inputs. Amounts transferred in and/or out represent March 31, 2008 values.

13.	RELATED PARTY TRANSACTIONS

In the three months ended March 31, 2008, EFH Corp. accrued $9 million of an annual management fee of $35 million under terms of a Management Agreement with the Sponsor Group. The fee is reported as SG&A expense in Corporate and Other activities.

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

14.	SEGMENT INFORMATION

EFH Corp.’s operations are aligned into two reportable business segments: Competitive Electric and Regulated Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

The Competitive Electric segment is engaged in competitive market activities consisting of electricity generation, the development and construction of new generation facilities, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales to residential and business customers, all largely in Texas. These activities are conducted principally by subsidiaries of TCEH. The results of this segment also include equipment salvage and resale activities related to the eight canceled coal-fueled generation units.

The Regulated Delivery segment is engaged in regulated electricity transmission and distribution operations in Texas. These activities are conducted by Oncor, including its wholly owned bankruptcy-remote financing subsidiary, and also include certain revenues and costs associated with installation of equipment that will facilitate Oncor’s technology initiatives.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued operations, general corporate expenses and interest on EFH Corp. and EFC Holdings debt.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 in the 2007 Form 10-K. EFH Corp. evaluates performance based on income from continuing operations. EFH Corp. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues:
Competitive Electric (a)	$416	$1,316
Regulated Delivery	614	619
Corporate and Other	10	11
Eliminations	(253)	(277)

Consolidated	$787	$1,669

Regulated revenues included in operating revenues:
Competitive Electric	$—	$—
Regulated Delivery	614	619
Corporate and Other	—	—
Eliminations	(242)	(265)

Consolidated	$372	$354

Affiliated revenues included in operating revenues:
Competitive Electric	$2	$1
Regulated Delivery	242	265
Corporate and Other	9	11
Eliminations	(253)	(277)

Consolidated	$—	$—

Income (loss) from continuing operations:
Competitive Electric	$(1,217)	$(470)
Regulated Delivery	85	86
Corporate and Other	(137)	(113)

Consolidated	$(1,269)	$(497)

(a)	Include unrealized mark-to-market net losses totaling $1,594 million and $764 million for the 2008 and 2007 periods, respectively.

15.	SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues
Regulated	$614	$619
Unregulated	426	1,327
Intercompany sales eliminations — regulated	(242)	(265)
Intercompany sales eliminations — unregulated	(11)	(12)

Total operating revenues	787	1,669

Costs and operating expenses
Fuel, purchased power and delivery fees — unregulated (a)	821	665
Operating costs — regulated	198	196
Operating costs — unregulated	159	148
Depreciation and amortization — regulated	120	119
Depreciation and amortization — unregulated	275	85
Selling, general and administrative expenses — regulated	42	41
Selling, general and administrative expenses — unregulated	175	178
Franchise and revenue-based taxes — regulated	61	61
Franchise and revenue-based taxes — unregulated	25	26
Other income	(14)	(29)
Other deductions	16	769
Interest income	(5)	(17)
Interest expense and other charges	843	197

Total costs and expenses	2,716	2,439

Income (loss) before income taxes	$(1,929)	$(770)

(a)	Includes unregulated cost of fuel consumed of $325 million and $232 million for the three months ended March 31, 2008 and 2007, respectively. The balance represents energy purchased for resale and delivery fees net of intercompany eliminations.

Stock-Based Compensation

Under the terms of the 2007 Stock Incentive Plan, options to purchase 7.5 million shares of EFH Corp. common stock were issued to certain management employees in the three months ended March 31, 2008. The options provide the holder the right to purchase EFH Corp. common stock for $5.00 per share, which was deemed to be the fair market value at grant date. Vested awards must be exercised within 10 years of the grant date. The terms of the options were fixed at grant date. Options to purchase 0.1 million shares were forfeited during the three months ended March 31, 2008.

Interest Expense and Related Charges

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest	$870	$215
Amortization of fair value debt discounts resulting from purchase accounting	18	—
Amortization of debt issuance cost, premiums and discounts	31	4
Capitalized interest, primarily related to generation facility and regulated utility asset construction	(76)	(22)

Total interest expense and related charges	$843	$197

Restricted Cash

	Successor
	At March 31, 2008		At December 31, 2007
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 7)	$—	$1,250	$—	$1,250
Pollution control revenue bond funds held by trustee (See Note 7)	—	10	—	29
Amounts related to securitization (transition) bonds	60	17	56	17

Total restricted cash	$60	$1,277	$56	$1,296

Inventories by Major Category

	Successor
	March 31, 2008	December 31, 2007
Materials and supplies	$179	$174
Fuel stock	145	138
Natural gas in storage	51	93

Total inventories	$375	$405

Investments

	Successor
	March 31, 2008	December 31, 2007
Nuclear decommissioning trust	$460	$484
Assets related to employee benefit plans, including employee savings programs, net of distributions	239	306
Land	44	44
Note receivable from Capgemini	25	25
Investment in unconsolidated affiliates	2	2
Wind investment project	3	3
Miscellaneous other	5	4

Total investments	$778	$868

Property, Plant and Equipment — As of March 31, 2008 and December 31, 2007, property, plant and equipment of $29.0 billion and $28.7 billion, respectively, is stated net of accumulated depreciation and amortization of $4.5 billion and $4.1 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the balance sheet, during the three months ended March 31, 2008:

Successor
Asset retirement liability at January 1, 2008	$773
Additions:
Accretion	12
Reductions:
Mining reclamation payments	(5)

Asset retirement liability at March 31, 2008	$780

Regulatory Assets and Liabilities

	Successor
	March 31, 2008	December 31, 2007
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$943	$967
Employee retirement costs	265	265
Storm-related service recovery (self insurance reserve) costs	148	149
Securities reacquisition costs	103	105
Recoverable deferred income taxes — net	82	84
Nuclear decommissioning cost under-recovery	18	—
Employee severance costs	20	20
Other	4	3

Total regulatory assets	1,583	1,593

Regulatory liabilities
Credit due REPs under PUCT stipulation	72	72
Committed spending for demand side management initiatives	100	100
Investment tax credit and protected excess deferred taxes	53	55
Over-collection of securitization (transition) bond revenues	32	34
Nuclear decommissioning cost over-recovery	—	13
Other regulatory liabilities	14	14

Total regulatory liabilities	271	288

Net regulatory assets	$1,312	$1,305

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $972 million and $997 million at March 31, 2008 and December 31, 2007, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately eight years. As part of purchase accounting, the carrying value of the generation-related regulatory assets was reduced by $213 million, and this amount is being accreted to other income over the recovery period remaining as of the Merger date (approximately nine years).

Other regulatory assets totaling $465 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	Successor
	March 31, 2008	December 31, 2007
Unfavorable purchase and sales contracts	$749	$751
Uncertain tax positions (including accrued interest)	1,936	1,939
Asset retirement obligations	780	773
Retirement plan and other employee benefits	1,019	1,076
Other	114	111

Total other noncurrent liabilities and deferred credits	$4,598	$4,650

Unfavorable Purchase and Sales Contracts — Unfavorable purchase and sales contracts primarily represent the out-of-the-money value of contracts for which: 1) TCEH has made the “normal” purchase or sale election allowed or 2) the contract did not meet the definition of a derivative under SFAS 133. Under purchase accounting, TCEH recorded the out-of-the-money value as of October 10, 2007 as a deferred credit. Amortization of the deferred credit related to unfavorable contracts is based on the terms of the contract and recorded as revenues or a reduction of purchased power costs as appropriate. The amortization amount totaled $7 million in the three months ended March 31, 2008 and was recorded in the results of the Competitive Electric segment. Favorable purchase and sales contracts are recorded as intangible assets (see Note 3).

The estimated amortization of unfavorable purchase and sales contracts for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Successor Amount
2008	$30
2009	28
2010	27
2011	27
2012	27

Supplemental Cash Flow Information

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash payments (receipts) related to:
Interest (net of amounts capitalized)	$495	$157
Income taxes	(6)	81
Noncash investing and financing activities:
Noncash construction expenditures (a)	184	263
Capital leases	4	—

(a)	Represents end-of-period accruals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Holdings Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Energy Future Holdings Corp. and subsidiaries (“EFH Corp.”) as of March 31, 2008, and the related condensed statements of consolidated income (loss), comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of EFH Corp.’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Energy Future Holdings Corp. and subsidiaries as of December 31, 2007, prior to retrospective adjustment for the adoption of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”) as described in Note 1 to the accompanying condensed financial statements and the related statements of consolidated income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor) (not presented herein); and in our report dated March 31, 2008 (which report includes an explanatory paragraph related to EFH Corp. completing its merger with Texas Energy Future Merger Sub Corp and becoming a subsidiary of Texas Energy Future Holdings Limited Partnership on October 10, 2007), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2007 consolidated balance sheet of Energy Future Holdings Corp. and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2007.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 15, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

EFH Corp., a Texas corporation, is a Dallas-based holding company conducting its operations principally through its TCEH and Oncor subsidiaries. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including Luminant, which is engaged in electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, and commodity risk management and trading activities, and TXU Energy, which is engaged in retail electricity sales. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. As described in the 2007 Form 10-K, various “ring-fencing” measures have been taken to further separate Oncor from the other EFH Corp. businesses. See Note 1 to Financial Statements for details of “ring-fencing”.

Operating Segments

EFH Corp. has aligned and reports its business activities as two operating segments: the Competitive Electric segment and the Regulated Delivery segment.

The Competitive Electric segment includes the activities of TCEH, as described above, as well as equipment salvage and resale activities related to eight canceled coal-fueled generation units.

The Regulated Delivery segment includes the activities of Oncor, as described above, its wholly-owned bankruptcy-remote financing subsidiary and certain 2007 revenues and costs associated with installation of equipment that will facilitate Oncor’s technology initiatives designed to improve system reliability and support advanced metering.

See Note 14 to Financial Statements for further information regarding reportable business segments.

Significant Activities

Long-Term Hedging Program — EFH Corp. has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of EFH Corp. have entered into market transactions involving natural gas-related financial instruments. As of April 30, 2008, these subsidiaries have effectively sold forward approximately 2.4 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 300,000 GWh at an assumed 8.0 MMBtu/MWh market heat rate) over the period from 2008 to 2013 at average annual prices ranging from $7.25 per MMBtu to $8.26 per MMBtu. EFH Corp. currently expects to hedge approximately 80% of the equivalent natural gas price exposure of its expected baseload generation output on a rolling five-year basis. For the period from 2008 to 2013, and taking into consideration the estimated portfolio impacts of TXU Energy’s retail electricity business, the hedging transactions described in the previous sentence result in EFH Corp. having effectively hedged approximately 85% of its expected baseload generation natural gas price exposure for such period (on an average basis for such period).

Prior to March 2007, a significant portion of the instruments under the long-term hedging program were designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as allowed under SFAS 133. Subsequent changes in the fair value of these instruments are being recorded as unrealized gains and losses in net income, which has and could continue to result in significantly increased volatility in reported net income. Based on the size of the long-term hedging program as of April 30, 2008, a $1.00/MMBtu change in natural gas prices across the period from 2008 through 2013 would result in the recognition by EFH Corp. of approximately $2.4 billion in pretax unrealized mark-to-market gains or losses.

Reported unrealized mark-to-market losses associated with the long-term hedging program were significant in the three months ended March 31, 2008 (approximately $1.4 billion) due to increasing forward natural gas prices. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. Based on fair values of the positions, these hedging transactions were $1.8 billion out-of-the-money at December 31, 2007, $3.2 billion out-of-the-money at March 31, 2008 and $4.3 billion out-of-the-money at April 30, 2008. These values can change materially as market conditions change.

See Note 10 to Financial Statements for discussion of certain long-dated hedging transactions involving natural gas-related financial instruments that resulted in “day one” losses totaling $19 million and $97 million in the three months ended March 31, 2008 and 2007, respectively. The “day one” losses essentially represent the cost to transact these positions given their size and long dating.

As of April 30, 2008, more than 95% of the long-term hedging transactions were secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility—see discussion below under “Liquidity And Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

Interest Rate Hedges — In the fourth quarter of 2007, TCEH entered into a series of interest rate swap transactions that effectively fixed the interest rates at between 7.3% and 8.3% on $15.05 billion principal amount of its senior secured debt maturing from 2009 to 2014. Taking into consideration these swap transactions, approximately 14% of EFH Corp.’s total long-term debt portfolio at March 31, 2008 is exposed to variable interest rate risk. Based on the fair value of the positions, the interest rate swaps were $280 million out-of-the-money at December 31, 2007, $902 million out-of-the-money at March 31, 2008 and $584 million out-of-the-money at April 30, 2008 due to changes in market interest rates. These fair values can change materially as market conditions change. See Note 7 to Financial Statements for additional discussion of these swaps.

Sale of Oncor Minority Interest — EFH Corp. currently intends to sell a 20% minority stake in Oncor to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. The purchaser of the minority stake will not be affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. EFH Corp. is currently in discussions regarding the sale with certain interested parties.

Oncor Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs.

In May 2008, Oncor and CURRENT Communications of Texas, LP (“Current”) agreed to the terms of Oncor’s purchase of Current’s existing broadband over powerline (BPL) based “Smart Grid” network in Oncor’s service territory as well as additional equipment for $90 million. This network includes BPL equipment and technology as well as fiber optics, embedded sensing and software analytics that are intended to enable Oncor to better monitor its electricity distribution network and facilitate automated meter reading of up to one-sixth of Oncor’s service territory. In connection with the purchase agreement, Oncor also agreed to purchase software licenses and maintenance and operation services from an affiliate of Current over a three-year period for approximately $35 million. In addition, Oncor may purchase additional equipment and utilize additional services from Current that would allow Oncor to expand the BPL network to up to one-half of its service territory. Oncor expects to close the transaction later in May 2008.

Oncor Matters with the PUCT — See discussion below under “Regulation and Rates”.

Texas Generation Facilities Development — Luminant is developing three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in the state of Texas with a total estimated capacity of approximately 2,200 MW. Design and procurement activities for the three units are essentially complete, agreements have been executed with EPC contractors to engineer and construct the units and construction is well underway. Air permits for all three units have been obtained. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $2.1 billion was incurred as of March 31, 2008. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $5.0 billion upon completion of the units. The expected commercial operation dates of the units are as follows: Sandow in 2009 and Oak Grove’s two units in 2009 and 2010. See discussion in Note 8 to Financial Statements under “Generation Development” regarding actions taken by opponents of the new units.

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

PRESENTATION AND ANALYSIS OF RESULTS

The accompanying condensed statements of consolidated income (loss) and cash flows are presented for two periods: three months ended March 31, 2008 (Successor) and three months ended March 31, 2007 (Predecessor), which relate to periods after and before the Merger, respectively. While the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the application of purchase accounting for the Merger, the effects of purchase accounting on the results of the Successor are discussed in the comparison of results for the 2008 and 2007 periods.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

RESULTS OF OPERATIONS

EFH Corp. Consolidated Financial Results — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

EFH Corp.’s operating revenues decreased $882 million, or 53%, to $787 million in 2008 as shown in the table below:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Competitive Electric segment:
Total retail electricity revenues	$1,331	$1,464
Wholesale electricity revenues	623	447
Wholesale balancing activities	(35)	9
Results of risk management and trading activities	(1,565)	(686)
Amortization of intangibles (a)	(30)	—
Other operating revenues	92	82

Total Competitive Electric segment	416	1,316
Regulated Delivery segment	614	619
Net intercompany eliminations	(243)	(266)

Total consolidated revenues	$787	$1,669

(a)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

•

Operating revenues in the Competitive Electric segment decreased $900 million, or 68%, to $416 million. The decrease reflects an $879 million unfavorable change in results from risk management and trading activities and a $133 million decrease in retail electricity revenues, partially offset by a $176 million increase in wholesale electricity revenues. The change in results from risk management and trading activities reflected unrealized mark-to-market losses totaling $1.594 billion in 2008, driven by the effect of increasing forward market prices of natural gas on positions in the long-term hedging program. See discussion above under “Long-Term Hedging Program”. The decrease in retail electricity revenues reflected residential price discount actions and lower sales volumes. The retail volume decline was driven by lower average consumption partially due to warmer winter weather. Higher wholesale electricity revenues reflect higher sales volumes and increased prices.

•

Operating revenues in the Regulated Delivery segment decreased $5 million, or 1%, to $614 million. The revenue decrease reflects the effects of lower average consumption, due in part to warmer than normal winter weather in 2008 and cooler than normal winter weather in 2007 and the absence in 2008 of revenues for installation of third-party equipment, partially offset by higher distribution and transmission tariffs.

•	A decrease in the net intercompany sales elimination of $23 million, reflecting lower sales by Oncor to REP subsidiaries of TCEH, while its sales to nonaffiliated REPs increased.

Fuel, purchased power and delivery fees increased $156 million, or 23%, to $821 million. The increase includes $82 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. The increase also reflects the effects of fuel cost increases as discussed in the analysis of Competitive Electric segment results of operations.

Operating costs increased $13 million, or 4%, to $357 million.

•

Operating costs in the Competitive Electric segment increased $10 million, or 7%, to $159 million primarily reflecting higher property taxes and costs related to combustion turbines now being operated for TCEH’s own benefit.

•

Operating costs in the Regulated Delivery segment increased $2 million, or 1%, to $198 million, driven by several factors as discussed in the analysis of Regulated Delivery segment results of operations.

Depreciation and amortization increased $191 million to $395 million. The increase includes $170 million of incremental depreciation expense resulting from stepped-up property, plant and equipment values and $15 million in incremental amortization expense largely related to the intangible value of retail customer relationships, both recorded in connection with purchase accounting. The remaining increase reflects normal additions and replacements of property.

SG&A expenses decreased $2 million, or 1%, to $217 million in 2008. The decrease reflects:

•	$15 million reduction in costs associated with the generation development program, principally due to decreased development activities and capitalization of construction costs, and

•	$3 million in lower fees associated with the sale of receivables program, and

•	$3 million in lower incentive compensation,

partially offset by:

•	$9 million in Sponsor management fees;

•	$6 million in higher retail customer bad debt expense, and

•	$5 million in higher retail marketing expenses.

Other income totaled $14 million in 2008 and $29 million in 2007. The 2008 other income amount includes $11 million in accretion of the fair value adjustment to certain regulatory assets due to purchase accounting. Other deductions totaled $16 million in 2008 and $769 million in 2007. The 2007 other deductions amount includes net charges of $713 million related to the canceled development of eight coal-fueled generation units. See Note 5 to Financial Statements for details of other income and deductions.

Interest expense and related charges increased $646 million to $843 million in 2008 reflecting $447 million due to higher average borrowings, driven by the Merger-related financings, $253 million in higher average interest rates including $18 million of amortization of debt fair value discount resulting from purchase accounting, partially offset by $54 million in increased capitalized interest.

Income tax benefits on pretax losses totaled $660 million in 2008 and $273 million in 2007. The effective income tax rate was 34.2% in 2008 compared to 35.5% in 2007. The effective rates reflect the application of EFH Corp.’s statutory tax rate to the 2007 impairment charge related to the cancellation of certain generation facility development activities (see Note 4 to Financial Statements) as well as to the unrealized mark-to-market net losses in 2007 and 2008. Including this impact, the overall decrease in the effective tax rate reflects the absence of production deduction benefits due to net operating losses, lower lignite depletion and, as a result of purchase accounting, the absence of investment tax credit amortization related to unregulated operations.

Net loss (an after-tax measure) increased $772 million to $1.269 billion in 2008.

•

Net loss in the Competitive Electric segment increased $747 million to $1.217 billion driven by unrealized mark-to-market losses on positions in the long-term hedging program, higher net interest expense, the effects of purchase accounting and lower retail sales prices and volumes, partially offset by the effect of the 2007 impairment charge related to the cancellation of certain generation facility development activities.

•

Earnings in the Regulated Delivery segment decreased $1 million to $85 million driven by lower revenues primarily due to lower average consumption, increased depreciation and higher operating costs, largely offset by higher transmission revenues and increased other income.

•

Corporate and Other net expenses totaled $137 million in 2008 and $113 million in 2007. The amounts in 2008 and 2007 include recurring interest expense on outstanding debt and notes and advances from subsidiaries, as well as corporate general and administrative expenses. The increase of $24 million reflects (all amounts are after-tax):

•	a $37 million increase in net interest expense, driven by issuance of Merger-related debt, and

•	$11 million in lower other income reflecting the absence, due to purchase accounting, of amortization of a gain on the sale of a business,

partially offset by:

•

the write-off in 2007 of $20 million in previously deferred costs related to anticipated strategic transactions (including expected financings) that were no longer expected to be completed as a result of the Merger, and

•	$9 million after-tax in financial advisory, legal and other professional fees in 2007 related to the Merger.

Competitive Electric Segment

Financial Results

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues	$416	$1,316
Costs and expenses:
Fuel, purchased power costs and delivery fees	1,064	931
Operating costs	159	149
Depreciation and amortization	269	79
Selling, general and administrative expenses	153	158
Franchise and revenue-based taxes	25	26
Other income	(3)	(10)
Other deductions	10	716
Interest income	(11)	(78)
Interest expense and related charges	620	89

Total costs and expenses	2,286	2,060

Income (loss) before income taxes	(1,870)	(744)
Income tax benefit	(653)	(274)

Net income (loss)	$(1,217)	$(470)

Competitive Electric Segment

Sales Volume and Customer Count Data

	Successor	Predecessor	Change %
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Sales volumes:
Retail electricity sales volumes – gigawatt hours (GWh):
Residential	6,115	6,385	(4.2)
Small business (a)	1,693	1,807	(6.3)
Large business and other customers	3,339	3,390	(1.5)

Total retail electricity	11,147	11,582	(3.8)
Wholesale electricity sales volumes	10,490	8,687	20.8
Net sales (purchases) of balancing electricity to/from ERCOT	(244)	324	—

Total sales volumes	21,393	20,593	3.9

Average volume (kWh) per retail customer (b):

Residential	3,249	3,427	(5.2)
Small business	6,681	6,836	(2.3)
Large business and other customers	99,974	84,333	18.5

Weather (service territory average) – percent of normal (c):

Percent of normal:
Heating degree days	94.3%	102.2%

Customer counts:

Retail electricity customers (end of period and in thousands) (d):
Residential	1,889	1,854	1.9
Small business (a)	252	262	(3.8)
Large business and other customers	33	37	(10.8)

Total retail electricity customers	2,174	2,153	1.0

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).
(d)	Based on number of meters.

Competitive Electric Segment

Revenue and Market Share Data

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues:
Retail electricity revenues:
Residential	$771	$892
Small business (a)	244	258
Large business and other customers	316	314

Total retail electricity revenues	1,331	1,464
Wholesale electricity revenues	623	447
Net sales (purchases) of balancing electricity to/from ERCOT	(35)	9
Income (loss) from risk management and trading activities	(1,565)	(686)
Amortization of intangibles (b)	(30)	—
Other operating revenues	92	82

Total operating revenues	$416	$1,316

Risk management and trading activities:
Unrealized net gains (losses), including cash flow hedge ineffectiveness, related to unsettled positions	$(1,517)	$(772)
Unrealized net (gains) losses representing reversals of previously recognized fair values of positions settled in the current period	(77)	8
Realized net gains (losses) on settled positions (c)	29	78

Total income (loss)	$(1,565)	$(686)

Average revenues per MWh:
Residential	$126.13	$139.63

Estimated share of ERCOT retail markets (d) (e) (f):
Residential	36%	36%
Small business	26%	27%
Large business	9%	11%

(a)	Customers with demand of less than 1 MW annually.
(b)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.
(c)	Includes physical commodity trading activity not subject to mark-to-market accounting of $4 million in net gains in 2008 and $1 million in net losses in 2007.
(d)	Based on number of meters.
(e)	Estimated market share is based on the number of customers that have choice.
(f)	Calculations based on TXU Energy customer segmentation and ERCOT total customer counts.

Competitive Electric Segment

Production, Purchased Power and Delivery Cost Data

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$23	$18
Lignite/coal	155	138

Total baseload fuel	178	156
Natural gas fuel and purchased power	405	384
Amortization of intangibles (a)	82	—
Other costs	95	74

Fuel and purchased power costs	760	614
Delivery fees (b)	304	317

Total	$1,064	$931

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$4.60	$4.45
Lignite/coal (c)	15.58	13.72
Natural gas fuel and purchased power	65.38	59.76

Delivery fees per MWh	26.82	26.97

(a)	Represents amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(b)	Includes delivery fee charges from Oncor that are eliminated in consolidation.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

	Successor	Predecessor	Change %
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Production and purchased power volumes (GWh):
Nuclear	4,921	4,063	21.1
Lignite/coal	10,952	10,989	(0.3)

Total baseload generation	15,873	15,052	5.5
Natural gas-fueled generation	526	750	(29.9)
Purchased power	5,669	5,669	—

Total energy supply	22,068	21,471	2.8
Less line loss and power imbalances	(675)	(878)	23.1

Net energy supply volumes	21,393	20,593	3.9

Baseload capacity factors (%):

Nuclear	98.1%	82.0%	19.6
Lignite/coal	86.1%	87.2%	(1.3)
Total baseload	89.5%	85.7%	4.4

Competitive Electric Segment — Financial Results

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Total retail electricity revenues	$1,331	$1,464
Wholesale electricity revenues	623	447
Wholesale balancing activities	(35)	9
Income (loss) from risk management and trading activities	(1,565)	(686)
Amortization of intangibles (a)	(30)	—
Other operating revenues	92	82

Total operating revenues	$416	$1,316

(a)	Represents amortization of the intangible net asset values of retail and wholesale power sales agreements resulting from purchase accounting.

Operating revenues decreased $900 million, or 68%, to $416 million in 2008, as shown in the table above.

The $133 million, or 9%, decrease in retail electricity revenues reflected the following:

•

Lower average pricing (including customer mix effects) contributed $78 million to the revenue decrease. Lower average retail pricing was driven by residential price discounts, including a six percent price discount effective with meter reads on March 27, 2007, an additional four percent price discount in June 2007 and another five percent price discount in October 2007 to those residential customers in EFH Corp.’s historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat rate. Lower average pricing also reflects new competitive product offerings in residential and small business markets and a change in customer mix in the large business market.

•

A four percent decline in retail sales volumes contributed $55 million to the revenue decrease. Residential and small business volumes declined four and six percent, respectively, reflecting lower average consumption per customer of six percent due in part to warmer than normal winter weather in 2008 and cooler than normal winter weather in 2007. Large business market volumes also decreased two percent.

•

Total retail electricity customer counts at March 31, 2008 increased one percent from March 31, 2007. Competitive activity resulted in a two percent increase in residential customers that was partially offset by a four percent decline in small business customers and an 11% decline in large business customers.

Wholesale electricity revenues increased $176 million, or 39%. A 21% increase in volumes driven by increased baseload generation output contributed $93 million and a 15% increase in wholesale electricity prices driven by higher natural gas prices in 2008 contributed $83 million.

Wholesale balancing activity comparisons are not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable.

Results from risk management and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes. Because most of the hedging and risk management activities are intended to mitigate the risk of commodity price movements on revenues and fuel and purchased power costs, these results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on retail and wholesale electricity revenues and fuel, purchased power cost. Following is an analysis of activities for the three months ended March 31, 2008 and 2007:

Three Months Ended March 31, 2008 — Unrealized mark-to-market net losses totaling $1.594 billion include:

•

$1.575 billion in net losses related to hedge positions, which includes $1.530 billion in net losses related to unsettled positions and $45 million in net losses that represent reversals of previously recorded fair values of positions settled in the period. These losses are driven by the effect of higher natural gas prices in forward periods on positions in the long-term hedging program;

•	$2 million in hedge ineffectiveness net losses related to unsettled positions. This amount relates to positions accounted for as cash flow hedges;

•

$2 million in net gains related to trading positions, which includes $34 million in net gains on unsettled positions and $32 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•	$19 million in a “day one” loss related to a large hedge position (see Note 10 to Financial Statements).

Realized net gains totaling $29 million include:

•	$13 million in net losses related to hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$42 million in net gains related to trading positions.

Three Months Ended March 31, 2007 — Unrealized mark-to-market net losses totaling $764 million include:

•

$734 million in net losses related to hedge positions, which includes $785 million in net losses related to unsettled positions and $51 million in net gains that represent reversals of previously recorded fair values of positions settled in the period;

•

$99 million in hedge ineffectiveness net gains, which includes $115 million in net gains related to unsettled positions and $16 million in net losses that represent reversals of previously recorded unrealized net gains related to positions settled in the period. These amounts relate to positions accounted for as cash flow hedges;

•

$36 million in net losses related to trading positions, which includes $9 million in net losses on unsettled positions and $27 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•	a $97 million “day one” loss on a related series of commodity price hedges (see Note 10 to Financial Statements).

Realized net gains totaling $78 million include:

•	$48 million in net gains related to hedge positions that offset hedged electricity revenues recognized in the period, and

•	$32 million in net gains related to trading positions.

Fuel, purchased power costs and delivery fees increased $133 million, or 14%, to $1.064 billion. The increase includes $82 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. The increase also reflects higher purchased power and related costs of $49 million driven by higher natural gas prices and transmission congestion effects and increased coal costs of $17 million driven by higher volumes purchased and increased transportation costs.

Operating costs increased $10 million, or 7%, to $159 million in 2008. The increase reflects $4 million in higher property taxes and $3 million in costs related to combustion turbines now being operated for TCEH’s own benefit.

Depreciation and amortization increased $190 million to $269 million. The increase includes $170 million of incremental depreciation expense from stepped-up property, plant and equipment values and $13 million in incremental amortization expense related to the intangible value of retail customer relationships, each resulting from the effects of purchase accounting. The remaining increase primarily reflects normal additions and replacements of property.

SG&A expenses decreased $5 million, or 3%, to $153 million in 2008. The decrease reflects:

•	$15 million reduction in costs associated with the generation development program, reflecting decreased development activities;

partially offset by:

•	$6 million in higher retail customer bad debt expense, and

•	$5 million in higher retail marketing expenses.

Other income totaled $3 million in 2008 and $10 million in 2007. Other income in 2007 includes $3 million of royalty income, $3 million in penalties received due to nonperformance under a coal transportation agreement and $2 million in sales of environmental credits.

Other deductions totaled $10 million in 2008 and $716 million in 2007. The amounts include charges of $5 million and $713 million in 2008 and 2007, respectively, in connection with the cancellation of the development of eight coal-fueled generation units. (See Note 5 to Financial Statements).

Interest income decreased $67 million, or 86%, to $11 million in 2008 reflecting $60 million due to lower average balances of notes/advances to parent and $7 million due to lower average rates.

Interest expense and related charges increased by $531 million to $620 million in 2008. The increase reflects $498 million in higher average borrowings, driven by the Merger-related financings, $96 million due to higher average interest rates, including $3 million of amortization of debt fair value discount resulting from purchase accounting, partially offset by $63 million in increased capitalized interest.

Income tax benefits on pretax losses totaled $653 million in 2008 and $274 million in 2007. The effective income tax rate was 34.9% in 2008 and 36.8% in 2007. The effective rates reflect the application of EFH Corp.’s statutory tax rate to the 2007 impairment charge related to the cancellation of certain generation facility development activities (see Note 4 to Financial Statements) as well as to the unrealized mark-to-market net losses in 2007 and 2008. Including this impact, the overall decrease in the effective tax rate reflects the absence of production deduction benefits due to net operating losses, lower lignite depletion and, as a result of purchase accounting, the absence of investment tax credit amortization related to unregulated operations.

Net loss increased $747 million to $1.217 billion in 2008 driven by unrealized mark-to-market losses on positions in the long-term hedging program, higher net interest expense, the effects of purchase accounting and lower retail sales prices and volumes, partially offset by the effect of the 2007 impairment charge in connection with the cancellation of certain generation facility development activities.

Regulated Delivery Segment

Financial Results

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues	$614	$619
Costs and expenses:
Operating costs	198	196
Depreciation and amortization	120	119
Selling, general and administrative expenses	42	43
Franchise and revenue-based taxes	61	61
Other income	(11)	(2)
Other deductions	7	9
Interest income	(12)	(15)
Interest expense and related charges	76	76

Total costs and expenses	481	487

Income before income taxes	133	132
Income tax expense	48	46

Net income	$85	$86

Regulated Delivery Segment

Operating Data

	Successor	Predecessor	% Change
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating statistics – volumes:
Electric energy delivered (GWh)	25,040	24,994	0.2

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)	85.15	74.70	14.0
System Average Interruption Frequency Index (SAIFI) (nonstorm)	1.19	1.11	7.2
Customer Average Interruption Duration Index (CAIDI) (nonstorm)	71.53	67.37	6.2

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)	3,101	3,067	1.1

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating Revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$242	$264
Nonaffiliated	297	280

Total distribution revenues	539	544
Third-party transmission revenues	66	61
Other miscellaneous revenues	9	14

Total operating revenues	$614	$619

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended March 31, 2008 and 2007 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $34 million and $37 million for the three months ended March 31, 2008 and 2007, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

As discussed in the 2007 Form 10-K, Regulated Delivery’s results are being impacted by the effects of the 2006 cities rate settlement. Incremental expenses of approximately $70 million are being recognized almost entirely over the period from May 2006 through June 2008, of which $9 million and $8 million has been recognized in the three months ended March 31, 2008 and 2007, respectively.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating revenues decreased $5 million, or less than 1%, to $614 million in 2008. The revenue decrease reflects:

•	an estimated $15 million effect of lower average consumption due in part to warmer than normal winter weather in 2008 and cooler than normal winter weather in 2007;

•	$6 million in lower revenues due to the absence in 2008 of revenues for installation of third party equipment related to Oncor’s technology initiatives, and

•	$3 million in lower charges to REPs related to securitization bonds (offset by lower amortization of the related regulatory asset),

partially offset by,

•	$7 million from increased distribution tariffs to recover transmission costs;

•	$6 million in higher transmission revenues primarily due to rate increases approved in 2007 to recover ongoing investment in the transmission system, and

•	an estimated $5 million impact of growth in points of delivery.

Operating costs increased $2 million, or 1%, to $198 million in 2008. The increase reflects $2 million in higher labor-related costs due to equipment installation activities, $2 million in higher vegetation management expenses and $2 million in increased labor costs primarily for restoration of service as a result of weather events, partially offset by $5 million of lower expenses due to the absence in 2008 of costs for installation of third party equipment related to Oncor’s technology initiatives.

Depreciation and amortization increased $1 million, or less than 1%, to $120 million in 2008. The increase reflects $4 million in depreciation due to ongoing investments in property, plant and equipment, partially offset by a $3 million decrease in amortization of the regulatory assets associated with the securitization bonds (offset in revenues).

SG&A expenses decreased $1 million, or 2%, to $42 million in 2008. The decrease reflects $2 million in lower incentive compensation expense, $1 million in lower fees due to Oncor’s exit from the sale of accounts receivable program and a decrease of $1 million in shared services costs allocated by EFH Corp., offset by $3 million in higher professional fees.

Franchise and revenue-based taxes totaled $61 million in both 2008 and 2007. Included in franchise and revenue-based taxes are local franchise fees resulting from the 2006 cities rate settlement totaling $2 million for both the three months ended March 31, 2008 and 2007.

Other income totaled $11 million in 2008 and $2 million in 2007. The increase is primarily due to $11 million in accretion of the fair value adjustment (discount) to certain regulatory assets resulting from purchase accounting. See “Regulatory Assets and Liabilities” in Note 15 to Financial Statements for additional information.

Other deductions totaled $7 million in 2008 and $9 million in 2007. The 2008 amount includes:

•	$6 million in costs as a result of the 2006 cities rate settlement, and

•	$1 million in equity losses (representing amortization expense) related to the ownership interest in the EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

The 2007 amount includes:

•	$6 million in costs as a result of the 2006 cities rate settlement;

•	$1 million in transition costs related to the InfrastruX Energy Services joint venture, and

•	$1 million in equity losses (representing amortization expense) related to the ownership interest in the EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

Interest income decreased $3 million, or 20%, to $12 million in 2008. The decrease reflects $2 million in lower salary deferral trust earnings and a $1 million decrease in reimbursement of transition bond interest from TCEH.

Interest expense totaled $76 million in both 2008 and 2007. Interest expense in 2008 included an increase of $4 million due to higher average short-term borrowings, reflecting the ongoing capital investment in the business, offset by a decrease of $4 million due to lower average interest rates driven by increased short-term borrowings and reduced long-term debt. The average interest rate decrease is net of a $1 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Income tax expense totaled $48 million in 2008 compared to $46 million in 2007. The effective income tax rate increased to 36.1% in 2008 from 34.9% in 2007. The increased rate is primarily driven by higher Texas state taxes and higher interest accrued related to uncertain tax positions.

Net income decreased $1 million, or 1%, to $85 million. This decrease was driven by lower revenues primarily due to lower average consumption, increased depreciation and higher operating costs, largely offset by higher transmission revenues and increased other income.

Energy-Related Commodity Contracts and Mark-to-Market Activities — The table below summarizes the changes in commodity contract assets and liabilities, as presented in Note 10 to Financial Statements, for the three months ended March 31, 2008. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the pretax effect of mark-to-market accounting on net income for positions in the commodity contract portfolio that are not subject to cash flow hedge accounting (see discussion below and in Note 10 to Financial Statements). For the three months ended March 31, 2008, this effect totaled $1.592 billion in unrealized net losses, which represented $1.515 billion in net losses on unsettled positions and $77 million in net losses representing reversals of previously recognized fair values of positions settled in the current period. These positions represent both economic hedging and trading activities.

Successor
Three Months Ended March 31, 2008
Commodity contract net liability at beginning of period	$(1,917)
Settlements of positions (a)	(77)
Unrealized mark-to-market valuations of positions held at end of period (b)	(1,515)
Other activity (c)	6

Commodity contract net liability at end of period	$(3,503)

(a)	Represents reversals of fair values recognized prior to the beginning of the period to offset gains and losses realized upon settlement of the positions in the current period.
(b)	Primarily represents mark-to-market effects of positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”). Also includes $19 million in losses recorded at contract inception dates (see Note 10 to Financial Statements).
(c)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration. Includes payments of $5 million related to natural gas physical swap transactions.

In addition to the effect on net income of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related positions accounted for as cash flow hedges. These effects on net income, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities (see Note 10 to Financial Statements). The total pretax effect of recording unrealized gains and losses in net income related to commodity contracts under SFAS 133 is summarized as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Unrealized gains/(losses) related to contracts marked-to-market	$(1,592)	$(863)
Ineffectiveness gains/(losses) related to cash flow hedges (a)	(2)	99

Total unrealized gains (losses) related to commodity contracts	$(1,594)	$(764)

(a)	See Note 10 to Financial Statements.

These amounts are reported in the “risk management and trading activities” component of revenues.

Maturity Table — Following are the components of the net commodity contract liability at March 31, 2008:

Net commodity contract liability	$(3,503)
Net receipts of natural gas under physical swap transactions	7

Amount of net liability arising from recognition of fair values	$(3,496)

The following table presents the net commodity contract liability arising from recognition of fair values as of March 31, 2008, scheduled by the source of fair value and contractual settlement dates of the underlying positions. See Note 12 to Financial Statements for fair value disclosures required under SFAS 157.

	Maturity dates of unrealized commodity contract liabilities at March 31, 2008
Source of fair value (a)	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(33)	$(122)	$(25)	$—	$(180)
Prices provided by other external sources	(433)	(1,078)	(1,179)	(342)	(3,032)
Prices based on models	32	(64)	(40)	(212)	(284)

Total	$(434)	$(1,264)	$(1,244)	$(554)	$(3,496)

Percentage of total fair value	12%	36%	36%	16%	100%

(a)	Under this analysis, a contract can have more than one source of fair value. In such cases, the value of the contract is segregated by source of value.

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT generally extend through 2012 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. In many instances, these contracts can be broken down into their component parts and each component valued separately. Components valued as forward commodity positions are included in the “prices provided by other external sources” category. Components valued as options are included in the “prices based on models” category.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net decrease in fair value of cash flow hedges held at end of period:
Commodities	$(6)	$(316)
Financing – interest rate swaps	(401)	—

	(407)	(316)

Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	—	(76)
Financing – interest rate swaps	(3)	2

	(3)	(74)

Total loss effect of cash flow hedges reported in other comprehensive income from continuing operations	$(410)	$(390)

EFH Corp. has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. Amounts in accumulated other comprehensive income include (i) the value of unsettled transactions accounted for as cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 10 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash used in operating activities from continuing operations for the three months ended March 31, 2008 totaled $160 million compared to cash used of $88 million in 2007. The increase in cash used of $72 million reflects:

•	a $338 million increase in cash interest payments,

largely offset by:

•	a $213 million favorable change in margin deposits due to the replacement of cash collateral requirements of positions in the long-term hedge program with asset-lien arrangements, and

•	a $102 million premium paid in 2007 related to a structured natural gas-related option transaction entered into as part of EFH Corp.’s long-term hedging program.

Cash provided by financing activities decreased $682 million as summarized below:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net repayments, repurchases and issuances of borrowings	$650	$1,569
Common stock dividends paid	—	(198)
Common stock subscriptions	28	—
Other	11	—

Total provided by financing activities	$689	$1,371

Cash used in investing activities decreased $126 million as summarized below:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Capital expenditures, including nuclear fuel	$(768)	$(836)
Proceeds from sale of assets	25	—
Net investments in nuclear decommissioning trust fund securities	(4)	(4)
Net investment in environmental allowances and credits	8	—
Reduction of restricted cash	20	—
Costs to remove retired property	(8)	(8)
Other	3	(2)

Total used in financing activities	$(724)	$(850)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $138 million and $13 million for the three months ended March 31, 2008 and 2007, respectively. The 2008 difference represents amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees, other income and interest expense and related charges. The 2008 and 2007 differences also reflect the amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Long-Term Debt Activity — During the three months ended March 31, 2008, EFH Corp. issued, reacquired or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Repayments and Repurchases
TCEH	$153	$59
EFC Holdings	—	1
EFH Corp.	—	205
Oncor	—	22

Total	$153	$287

See Note 7 to Financial Statements for further detail of long-term debt and other financing arrangements.

Credit Facilities — As of April 30, 2008, TCEH had $2.5 billion of liquidity available under committed revolving credit facilities for working capital and other general corporate purposes, approximately $1.8 billion of liquidity available under the committed Delayed Draw Term Loan facility to fund certain specified capital expenditures and related expenses (of which approximately $491 million represents expenditures already incurred for which funding was available as of April 30, 2008, of which $394 million was borrowed on May 1, 2008), and unlimited availability (related to relevant natural gas swap transactions) under the committed TCEH Commodity Collateral Posting Facility. As of April 30, 2008, Oncor had $585 million of liquidity available under its committed credit facility for working capital and other general corporate purposes. Oncor may increase the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility. See Note 7 to Financial Statements for discussion of the facilities.

Liquidity Effects of Risk Management and Trading Activities — Risk management and trading transactions typically require collateral to support potential future payment obligations. In particular, commodity transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument is out-of-the-money to such counterparty. EFH Corp. and its subsidiaries use cash and letters of credit and other collateral structures to satisfy such collateral obligations. In addition, in connection with the Merger, TCEH entered into the TCEH Commodity Collateral Posting Facility, which is an uncapped senior secured revolving credit facility that will fund the cash collateral posting requirements due to trading counterparties for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. This facility is secured on a pari passu basis with the TCEH Senior Secured Facilities. See Note 7 to Financial Statements for more information about this facility. The aggregate principal amount of this facility is determined by the out-of-the-money exposure, regardless of the amount of such exposure, on a portfolio of certain natural gas swap transaction volumes. Including the transactions covered by the TCEH Commodity Collateral Posting Facility, at April 30, 2008, more than 95% of EFH Corp.’s hedging transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in EFH Corp.’s liquidity exposure associated with collateral requirements for those hedging transactions.

As of April 30, 2008, subsidiaries of EFH Corp. have received or posted cash and letters of credit for risk management and trading activities as follows:

•	$248 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $79 million posted as of December 31, 2007,

•	$1.600 billion in cash has been posted with counterparties for over-the-counter and other non-exchanged cleared transactions, as compared to $429 million posted as of December 31, 2007, and

•	$672 million in letters of credit have been posted with counterparties, as compared to $592 million posted as of December 31, 2007.

Borrowings under the TCEH Commodity Collateral Posting Facility funded approximately $1.8 billion of the above cash postings.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used by EFH Corp. and its subsidiaries for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. On over-the-counter transactions, such counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing EFH Corp.’s liquidity in the event that it was not restricted. As of April 30, 2008, cash collateral received totaled $54 million.

As a result of the long-term hedging program, increases in natural gas prices result in increased cash collateral and letter of credit margin requirements. As a representative example, as of April 30, 2008, for each $1.00 per MMBtu increase in forward natural gas prices across the period from 2008 through 2013, EFH Corp.’s cash collateral posting requirements associated with the long-term hedging program would increase by approximately $0.9 billion, essentially all of which would be funded by the TCEH Commodity Collateral Posting Facility.

Pension Plan Funding — EFH Corp. expects to make required contributions totaling $160 million to its pension plan in 2008. EFH Corp. made required pension contributions of $7 million and $18 million in January and April of 2008, respectively.

Sale of Accounts Receivable — Certain subsidiaries of EFH Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of EFH Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $341 million and $363 million at March 31, 2008 and December 31, 2007, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in a reduction of funding available under the program.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes and Senior Toggle Notes and the EFH Corp. Senior Notes and Senior Toggle Notes contains covenants that could have a material impact on the liquidity and operations of EFH Corp. and its subsidiaries. A brief description of certain of these covenants is provided below. See also Note 7 to Financial Statements for additional discussion of the covenants contained in these financing arrangements.

When the term “Adjusted EBITDA” is referenced in the covenant description below, it is a reference to, and generally synonymous with, the term “Consolidated EBITDA” that is used in the TCEH Senior Secured Facilities and a reference to, and generally synonymous with, the term “EBITDA” that is used in the indentures governing the EFH Corp. Notes. Adjusted EBITDA, as defined in the indentures governing the EFH Corp. Notes, for the twelve months ended March 31, 2008 totaled $4.9 billion for EFH Corp. See Exhibit 99(b) for a reconciliation of net income to Adjusted EBITDA for EFH Corp. for the three and twelve months ended March 31, 2008 and 2007. See glossary for definition of Adjusted EBITDA.

Maintenance Covenant — Under the TCEH Senior Secured Facilities, TCEH and its restricted subsidiaries are required to maintain a consolidated secured debt to Adjusted EBITDA ratio (as defined in the TCEH Senior Secured Facilities) measured over a rolling four-quarter measurement period, which cannot exceed 7.25 to 1.00 for the first measurement period ending September 30, 2008, declining over time to 5.75 to 1.00 for the measurement periods ending March 31, 2014 and thereafter. In the event that TCEH fails to comply with this ratio, it has the right to cure its non-compliance by soliciting a cash investment in an amount necessary to become compliant.

Debt Incurrence Covenants — Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries (other than TCEH and its restricted subsidiaries) are not permitted to incur indebtedness or issue certain classes of stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the indenture) on a consolidated basis for EFH Corp. and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted in the indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of EFH Corp. to fixed charges of EFH Corp., in each case, on a consolidated basis. In addition, under this indenture, TCEH and its restricted subsidiaries are not permitted to incur indebtedness or issue certain classes of stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the indenture) on a consolidated basis for TCEH and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted in the indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of TCEH to fixed charges of TCEH, in each case, on a consolidated basis.

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

Restricted Payments/Limitation on Investments — Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries have limitations, subject to certain exceptions, on making restricted payments (as defined in the indenture), including certain dividends, equity repurchases, debt repayments and investments, unless the amount of such restricted payments is less than a formula based on 50% of consolidated net income (as defined in the indenture) and unless a restricted payment coverage ratio (as defined in the indenture), on a pro forma basis, after giving effect to such restricted payment, is at least 2.0 to 1.0 (or 2.0 to 1.0 of TCEH in the case of certain restricted payments by TCEH and its restricted subsidiaries) or as such restricted payment is otherwise permitted under the indenture. The restricted payment coverage ratio is generally defined as the fixed charge coverage ratio of EFH Corp. and all of its restricted subsidiaries, including Oncor Holdings and its subsidiaries as restricted subsidiaries for purposes of such calculation. However, in the case of payments to the Sponsor Group, the restricted payment coverage ratio is defined as the fixed charge coverage ratio of EFH Corp. and its restricted subsidiaries (but not including Oncor Holdings and its subsidiaries as restricted subsidiaries for purposes of such calculation). Notwithstanding any other provisions of the indenture, EFH Corp. or its restricted subsidiaries may not pay any dividends or other returns to the Sponsor Group unless, on a pro forma basis, after giving effect to such payment, the consolidated leverage ratio of EFH Corp. is equal to or less than 7.0 to 1.0. Consolidated leverage ratio is generally defined as the ratio of consolidated total indebtedness (as defined in the indenture) of EFH Corp. to Adjusted EBITDA of EFH Corp., in each case, on a consolidated basis, excluding Oncor Holdings and its subsidiaries.

Under the TCEH Senior Secured Facilities and indentures governing the TCEH Notes, TCEH and its restricted subsidiaries have limitations (subject to certain exceptions) on making restricted payments or investments (as defined in the applicable debt agreements), including certain dividends, equity repurchases, debt repayments, extensions of credit and certain types of investments.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of EFH Corp. contain financial covenants that require maintenance of leverage ratios and/or contain minimum net worth covenants. As of March 31, 2008, EFH Corp.’s subsidiaries were in compliance with all such applicable covenants.

Credit Ratings — The rating agencies assign issuer credit ratings for EFH Corp. and its subsidiaries. The issuer credit ratings as of April 30, 2008 for EFH Corp. and its subsidiaries, except for Oncor, are B-, B2 and B by S&P, Moody’s and Fitch, respectively. The issuer credit ratings for Oncor are BBB-, Ba1 and BBB- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by EFH Corp. and its subsidiaries. The credit ratings assigned for debt securities issued by EFH Corp. and certain of its subsidiaries as of April 30, 2008 are presented below:

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

(a)	EFH Corp. Cash Pay Notes and EFH Corp. Toggle Notes
(b)	TCEH Cash Pay Notes and TCEH Toggle Notes

All three rating agencies have placed the ratings for EFH Corp. and its subsidiaries on “stable outlook”, with the exception of S&P, which has placed Oncor’s rating on “developing outlook”.

EFH Corp. currently intends to sell 20% minority stake in Oncor to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. Should the sale not be completed, Oncor believes that its long-term debt ratings could be adversely affected, including a downgrade of as much as two notches by one of the rating agencies. Similarly, if the sale is completed as intended, Oncor believes that its long-term debt ratings could be positively affected, including an upgrade of as much as two notches by one of the rating agencies.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — Based upon terms of certain retail and wholesale commodity contracts, as of April 30, 2008 TCEH could have been required to post up to $149 million in additional collateral support.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the previous downgrade of TCEH’s credit rating to below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. Based on requests to post collateral support from utilities that have been received by TCEH and its subsidiaries as of April 30, 2008, TCEH has posted collateral support to the applicable utilities in an aggregate amount equal to $24 million, with $14 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of any REP. Under these rules, TCEH maintains availability under its credit facilities of an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers, and maintains equity in an amount that exceeds the minimum required by PUCT rules. As of April 30, 2008, the amount of customer deposits received from customers held by TCEH’s REP subsidiaries totaled approximately $121 million.

The RRC has rules in place to assure adequate credit worthiness of parties that have mining reclamation obligations. Under these rules, should the RRC determine that the credit worthiness of Luminant Generation Company LLC is not sufficient to support Luminant’s reclamation obligations, TCEH may be required to post cash or letter of credit collateral support in an amount currently estimated to be approximately $600 million to $800 million. This amount would vary depending upon numerous factors, including Luminant Generation Company LLC’s credit worthiness and the level of mining reclamation obligations.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support totaling $51 million as of April 30, 2008 (which is subject to periodic adjustments).

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH will post a letter of credit in an amount equal to $170 million to secure TXU Energy’s payment obligations to Oncor if two or more of Oncor’s credit ratings fall below investment grade.

Other arrangements of EFH Corp. and its subsidiaries, including Oncor’s credit facility, the accounts receivable securitization program (see Note 6 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of EFH Corp. or certain of its subsidiaries.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TCEH or any restricted subsidiary in respect of indebtedness, excluding indebtedness relating to the sale of receivables program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities such a default may cause the maturity of outstanding balances ($22.17 billion at April 30, 2008) under such facility to be accelerated.

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

The accounts receivable securitization program contains a cross default provision with a threshold of $200 million that applies in the aggregate to the originators, any parent guarantor of an originator and any affiliate of TCEH acting as collection agent under the program. TXU Receivables Company and EFH Corporate Services Company, as collection agent, in the aggregate have a cross default threshold of $50,000. If any of the aforementioned defaults on indebtedness of the applicable threshold were to occur, the program could terminate.

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

Each of TCEH’s natural gas hedging agreements that are secured with a lien on its assets on a pari passu basis with the TCEH Senior Secured Facilities contains a cross default provision. In the event of a default by TCEH or any of its subsidiaries relating to indebtedness (such amounts varying by contract but ranging from $200 million to $250 million), then each counterparty under these hedging agreements would have the right to terminate its hedge agreement with TCEH and require all outstanding obligations under such agreement to be settled.

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

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($1.415 billion at April 30, 2008) under such facility to be accelerated.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above under “Sale of Accounts Receivable” and in Note 6 to Financial Statements.

Also see Note 8 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Investigations

See Note 8 to Financial Statements for discussion of regulatory investigations.

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — On April 24, 2008, the PUCT entered an order on rehearing approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101 (b) of PURA and PUCT SUBST. R.25.75. The PUCT had issued a previous order in February 2008, but entered the current order in connection with motions for rehearing requesting minor clarifications and corrections. As discussed in the 2007 Form 10-K, the stipulation requires the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the summer of 2008. Oncor intends to file a surcharge case on or before July 1, 2008 to request recovery of its estimated future investment for advanced metering deployment.

At December 31, 2007, Oncor had installed approximately 600,000 automated meters in its service territory at a capital cost of approximately $125 million. Oncor intends to seek recovery of the costs of these automated meters in the general rate case to be filed with the PUCT no later than July 1, 2008. Oncor did not install any advanced meters in the three months ended March 31, 2008, but expects to begin installation of a limited number of advanced meters in the second quarter of 2008 upon completion of procurement of the meters.

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

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. The PUCT approved Oncor’s application at its April 25, 2008 open meeting and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs.

Competitive Renewable Energy Zones (CREZ) — In the first quarter of 2007, the PUCT initiated a docket to identify the transmission facilities necessary to interconnect future renewable energy generating facilities. As part of the docket, the PUCT considered which zones would contain the best renewable energy sources. In July 2007, the PUCT voted to designate zones with generation potential of over 20,000 MW.

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

In March 2008, the PUCT issued an Order Requiring Settlement Conference regarding the selection of transmission service providers to construct facilities necessary to serve CREZ. The Order specifies the intent of the PUCT to continue the existing rulemaking process, but also initiates a parallel process by ordering a settlement conference regarding the selection of transmission service providers for the CREZ transmission facilities. All entities that are interested in constructing and operating CREZ transmission facilities are required to participate in the settlement conference. Oncor will continue to participate in the settlement conference.

In April 2008, ERCOT filed the results of a CREZ Transmission Optimization Study with the PUCT. The study included four scenarios of wind capacity, ranging from approximately 12,000 MW to 25,000 MW, with estimated transmission investment across ERCOT of $3.0 billion to $6.4 billion. The PUCT will determine the major transmission improvements needed to support the wind resources and select the transmission service providers that will construct the facilities. Oncor cannot predict the amount of transmission facilities in CREZ, if any, that it will construct.

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

Market risk is the risk that EFH Corp. may experience a loss in value as a result of changes in market conditions affecting factors such as commodity prices and interest rates, to which EFH Corp. is exposed in the ordinary course of business. EFH Corp.’s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. EFH Corp. enters into instruments such as interest rate swaps to manage interest rate risk related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities. EFH Corp.’s interest rate risk discussed below was significantly affected by debt issuances in connection with the Merger.

Risk Oversight

TCEH’s wholesale operation manages the commodity price, counterparty credit and commodity-related operational risk related to the unregulated energy business within limitations established by senior management and in accordance with EFH Corp.’s overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate and report independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, validation of transaction capture, portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

EFH Corp. has a corporate risk management organization that is headed by a Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of EFH Corp. and their associated transactions.

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

Long-Term Hedging Program — See discussion above under “Significant Activities” for an update of the program, including potential effects on reported results.

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

	Successor
	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Month-end average Trading VaR:	$8	$9
Month-end high Trading VaR:	$10	$14
Month-end low Trading VaR:	$5	$6

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Successor
	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Month-end average MtM VaR:	$2,007	$1,081
Month-end high MtM VaR:	$3,549	$1,576
Month-end low MtM VaR:	$1,087	$322

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

	Successor
	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Month-end average EaR:	$2,112	$1,070
Month-end high EaR:	$3,916	$1,559
Month-end low EaR:	$1,069	$318

Interest Rate Risk

As discussed in Note 7 to Financial Statements, EFH Corp. has entered into variable-to-fixed interest rate swaps with respect to $15.05 billion principal amount of debt. As of March 31, 2008, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $38 million, taking into account the interest rate swaps.

Credit Risk

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. EFH Corp. and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk. These policies prescribe practices for evaluating a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. EFH Corp. has processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future exposures and contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to assess overall credit exposure. This evaluation results in establishing exposure limits or collateral requirements for entering into an agreement with a counterparty that creates exposure. Additionally, EFH Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — EFH Corp.’s gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $1.780 billion at March 31, 2008.

Gross assets subject to credit risk as of March 31, 2008 include $404 million in accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of March 31, 2008, the exposure to credit risk from these customers and counterparties totaled $1.148 billion taking into account standardized master netting contracts and agreements described above and $119 million in credit collateral (cash, letters of credit and other security interests) held by EFH Corp. subsidiaries.

Of this $1.148 billion net exposure, 73% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFH Corp.’s internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. EFH Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

In addition, Oncor has exposure to credit risk totaling $228 million at March 31, 2008, of which $194 million is arising from potential nonperformance by nonaffiliated REPs. This exposure consists almost entirely of noninvestment grade trade accounts receivable. Oncor does not have any customers that represent more than 10% of the nonaffiliated trade accounts receivable at March 31, 2008.

The following table presents the distribution of credit exposure as of March 31, 2008, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable and net asset positions arising from hedging and trading activities by investment grade and noninvestment grade, credit quality and maturity.

Successor
		Credit Collateral	Net Exposure	Net Exposure by Maturity
	Exposure before Credit Collateral			2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$944	$108	$836	$330	$125	$381	$836
Noninvestment grade	323	11	312	171	22	119	312

Totals	$1,267	$119	$1,148	$501	$147	$500	$1,148

Investment grade	75%		73%
Noninvestment grade	25%		27%

EFH Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

EFH Corp.’s subsidiaries had credit exposure to three counterparties each having an exposure greater than 10% of the net $1.148 billion credit exposure. These three counterparties represented 15%, 14% and 11%, respectively, of the net exposure. EFH Corp. views exposure to these three counterparties to be within an acceptable level of risk tolerance as they are rated investment grade; however, this concentration increases the risk that a default would have a material effect on EFH Corp.’s net income and cash flows.

EFH Corp.’s subsidiaries are exposed to credit risk related to its long-term hedging program. Of the transactions in the program, over 99% of the volumes are with counterparties with an A credit rating or better.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFH Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFH Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of EFH Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target”, “outlook”), are forward-looking statements. Although EFH Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” in the 2007 Form 10-K and the following important factors, among others, that could cause the actual results of EFH Corp. to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the PUCT, the RRC, the NRC, the EPA and the TCEQ, with respect to, among other things:

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

Item 4T.	CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 8 regarding legal proceedings.

Item 1A.	RISK FACTORS.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From the closing of the Merger until March 31, 2008, EFH Corp. issued an aggregate of approximately 6.2 million shares of its common stock to, or for the benefit of, certain of its officers and employees for an aggregate consideration of approximately $31.2 million, including an aggregate of 0.6 million shares of its common stock that were issued during the three months ended March 31, 2008 for an aggregate consideration of $3 million. In addition, EFH Corp. issued an aggregate of approximately 1.9 million deferred shares of its common stock to certain of its executive officers in consideration of their agreement to forego receipt of payment of an aggregate of approximately $9.3 million of equity awards to which they were entitled at the closing of the Merger. Pursuant to the provisions of the agreements under which these deferred shares of common stock were issued, the shares of common stock will be distributed to each of the executive officers on the earlier of the termination of such executive officer’s employment with EFH Corp. or its affiliates or a change in control of EFH Corp.

These issuances were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act, Regulation D of the Securities Act and/or Rule 701 promulgated under of the Securities Act, as transactions by an issuer not involving a public offering and/or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. There were no underwriters involved in connection with the issuance of these securities.

Item 5.	Other Information

On May 9, 2008, EFH Corp. entered into employment agreements with the following executive officers: Mr. Michael Greene, Chief Executive Officer of Luminant; Mr. Michael McCall, Chief Operating Officer of Luminant and Mr. David Campbell, Chief Financial Officer of EFH Corp. and Chief Commercial Officer of Luminant, as described below. For more detailed information about the employment arrangements for these executive officers and EFH Corp.’s compensation philosophy and programs see the section entitled “EXECUTIVE COMPENSATION – Compensation Discussion and Analysis” (“CD&A”) in the 2007 Form 10-K. The discussion below should be read in conjunction with the CD&A.

Description of material terms of Mr. Greene’s employment agreement

Mr. Greene’s employment agreement provides for Mr. Greene to serve as the Chief Executive Officer of Luminant or in a senior executive position with EFH Corp. The employment agreement is effective as of October 10, 2007. The term of his employment agreement is two years from October 10, 2007. As compensation for his services, Mr. Greene will be paid an annual base salary equal to $650,000 with the ability to earn an annual cash bonus equal to 75% of his base salary if he achieves certain annual performance targets established by the Board of Directors of EFH Corp. (the “Board”). Such annual cash bonus may be increased to an amount equal to 200% of his base salary if he achieves certain superior annual performance targets established by the Board. In addition, Mr. Greene’s employment agreement entitles him to receive 2 million options to acquire shares of EFH Corp.’s common stock at a price per share equal to the fair market value of the common stock as of the date of grant. As part of his employment arrangement, Mr. Greene agreed to make a significant personal investment in the equity of EFH Corp. In this regard, Mr. Greene agreed to forego a portion of the compensation owed to him in connection with the Merger in exchange for $3 million in deferred shares of EFH Corp. common stock payable on the earlier of termination of his employment or a “change in control” of EFH Corp. (as defined in EFH Corp.’s 2007 Stock Incentive Plan for Key Employees of Energy Future Holdings Corp. and its Affiliates, the “Stock Incentive Plan”) based on a price per share equal to $5.00. Mr. Greene has the right to cause EFH Corp. to purchase these deferred shares by terminating his employment with EFH Corp. no later than July 29, 2008. The employment agreement also entitles Mr. Greene to receive other forms of customary compensation such as certain health and welfare benefits, certain perquisites and reimbursement of certain business expenses.

In the event Mr. Greene’s employment is terminated by EFH Corp. without cause or if Mr. Greene voluntarily terminates his employment for good reason whether or not a “change in control” of EFH Corp. (as defined in the Stock Incentive Plan) has occurred, Mr. Greene would be entitled to receive, among other things, a lump sum payment equal to two times the sum of his annualized base salary and target annual cash bonus.

See Exhibit 10(i) to this Form 10-Q for a copy of Mr. Greene’s employment agreement. See Exhibit 10(a) to the 2007 Form 10-K for a copy of the Stock Incentive Plan.

Description of material terms of Mr. McCall’s employment agreement

Mr. McCall’s employment agreement provides for Mr. McCall to serve as the Chief Operating Officer of Luminant. The employment agreement is effective as of October 10, 2007. The term of his employment agreement is three years from October 10, 2007. As compensation for his services, Mr. McCall will be paid an annual base salary equal to $500,000 with the ability to earn an annual cash bonus equal to 75% of his base salary if he achieves certain annual performance targets established by the Board. Such annual cash bonus may be increased to an amount equal to 200% of his base salary if he achieves certain superior annual performance targets established by the Board. In addition, Mr. McCall’s employment agreement entitles him to receive 2.5 million options to acquire shares of EFH Corp.’s common stock at a price per share equal to the fair market value of the common stock as of the date of grant. As part of his employment arrangement, Mr. McCall agreed to make a significant personal investment in the equity of EFH Corp. In this regard, Mr. McCall agreed to forego a portion of the compensation owed to him in connection with the Merger in exchange for $3 million in deferred shares of EFH Corp. common stock payable on the earlier of termination of his employment or a “change in control” of EFH Corp. (as defined in the Stock Incentive Plan) based on a price per share equal to $5.00. Mr. McCall has the right to cause EFH Corp. to purchase these deferred shares by terminating his employment with EFH Corp. no later than July 29, 2008. The employment agreement also entitles Mr. McCall to receive other forms of customary compensation such as certain health and welfare benefits, certain perquisites and reimbursement of certain business expenses.

Mr. McCall’s employment agreement includes a “change in control” provision. In the event that Mr. McCall’s employment is terminated by EFH Corp. without cause or if he resigns for good reason within 24 months after a “change in control” of EFH Corp. (as defined in the Stock Incentive Plan), Mr. McCall would be entitled to receive, among other things, a lump sum payment equal to two times the sum of his annualized base salary and his target annual cash bonus.

See Exhibit 10(j) to this Form 10-Q for a copy of Mr. McCall’s employment agreement.

Description of material terms of Mr. Campbell’s employment agreement

Mr. Campbell’s employment agreement provides for Mr. Campbell to serve as Chief Financial Officer of EFH Corp. and Chief Commercial Officer of Luminant. The employment agreement is effective as of May 9, 2008. The term of his employment agreement is three years from May 9, 2008. As compensation for his services, Mr. Campbell will be paid an annual base salary equal to $600,000 with the ability to earn an annual cash bonus equal to 75% of his base salary if he achieves certain annual performance targets established by the Board. Such annual cash bonus may be increased to an amount equal to 200% of his base salary if he achieves certain superior annual performance targets established by the Board. In addition, Mr. Campbell’s employment agreement entitles him to receive a signing bonus equal to $5,092,250 payable on the earlier of termination of his employment or January 2, 2009. In addition, Mr. Campbell’s employment agreement entitles him to receive 4 million options to acquire shares of EFH Corp.’s common stock at a price per share equal to the fair market value of the common stock as of the date of grant. As part of his employment arrangement, Mr. Campbell agreed to make a significant personal investment in the equity of EFH Corp. In this regard, EFH Corp. agreed to grant Mr. Campbell $2.5 million in deferred shares of EFH Corp. common stock payable on the earlier of termination of his employment or a “change in control” of EFH Corp. (as defined in the Stock Incentive Plan). Mr. Campbell has the right to cause EFH Corp. to purchase his investment of $2.5 million in deferred shares by terminating his employment with EFH Corp. no later than January 31, 2009. The employment agreement also entitles Mr. Campbell to receive other forms of customary compensation such as certain health and welfare benefits, certain perquisites and reimbursement of certain business expenses.

Mr. Campbell’s employment agreement includes a change in control provision. In the event that Mr. Campbell’s employment is terminated by EFH Corp. without cause or if he resigns for good reason within 24 months after a “change in control” of EFH Corp. (as defined in the Stock Incentive Plan), Mr. Campbell would be entitled to receive, among other things, a lump sum payment equal to two times the sum of his annualized base salary and his target annual cash bonus.

See Exhibit 10(g) to this Form 10-Q for a copy of Mr. Campbell’s employment agreement.

Material terms of stock options and related equity documentation

Each named executive officer discussed above (“NEO”) is expected to be granted his stock options during the second quarter of 2008. The stock options will be granted under the Stock Incentive Plan. See the CD&A for a detailed description of the material terms of EFH Corp.’s stock options. In addition, see Exhibit I to each NEO’s employment agreement for a form of the stock option award that such NEO is expected to be granted.

In connection with his investment and receipt of stock options, each NEO will execute a management stockholder’s agreement and sale participation agreement. The management stockholder’s agreement contains restrictions on the NEOs’ ability to transfer any shares of EFH Corp. common stock. Except in certain limited circumstances, any shares of EFH Corp. common stock beneficially owned by the NEOs’ will be non-transferable prior to October 10, 2012. In addition, the management stockholder’s agreement gives EFH Corp. certain rights of first refusal in the event the NEOs’ attempt to sell any shares of EFH Corp. common stock after October 10, 2012 but prior to the earlier to occur of a “change in control” or consummation of a “qualified public offering” of EFH Corp. (as those terms are defined in the management stockholder’s agreement). In addition, the management stockholder’s agreement gives EFH Corp. certain rights to repurchase the NEOs’ EFH Corp. common stock in the event (i) the NEO terminates his employment without good reason, (ii) EFH Corp. terminates the NEO’s employment for cause and (iii) certain other events. The sale participation agreement gives EFH Corp., its parent company and certain of the parent company’s investors drag along rights in the event EFH Corp., its parent company or certain of the parent company’s investors engage in certain corporate transactions in which they sell a direct or indirect equity interest in EFH Corp. In addition, the sale participation agreement gives the NEOs’ tag along rights in the event EFH Corp., its parent or certain of the parent company’s investors engage in certain corporate transactions in which they sell a direct or indirect equity interest in EFH Corp. See Exhibits II and III to each NEO’s employment agreement (Exhibits III and IV in the case of Mr. Campbell) for a form of management stockholder’s agreement and sale participation agreement, respectively, that such NEO is expected to execute in connection with EFH Corp.’s grant of options to such NEO.

Item 6.	Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3)	By-laws

3(a)				Amended and Restated By-Laws of Energy Future Holdings Corp. dated May 15, 2008.

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)			—	Form of Stockholder’s Agreement (for Directors), by and among Energy Future Holdings Corp., Texas Energy Future Holdings Limited Partnership and the stockholder party thereto

10(b)			—	Form of Sale Participation Agreement (for Directors), by and between Texas Energy Future Holdings Limited Partnership and the stockholder party thereto

10(c)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(p)	—	Employment Agreement, dated January 6, 2008, by and between John F. Young and Energy Future Holdings Corp.

10(d)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(q)	—	Energy Future Holdings Corp. Key Employee Non-Qualified Stock Option Agreement, dated as of February 1, 2008, by and between John F. Young and Energy Future Holdings Corp.

10(e)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(r)	—	Management Stockholder’s Agreement, dated as of February 1, 2008, by and among John F. Young, Texas Energy Future Holdings Limited Partnership and Energy Future Holdings Corp.

10(f)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(s)	—	Sale Participation Agreement, dated as of February 1, 2008, by and between John F. Young and Texas Energy Future Holdings Limited Partnership

10(g)			—	Employment Agreement, dated May 9, 2008, by and among David Campbell, Energy Future Holdings Corp. and Luminant Holding Company LLC

10(h)			—	Employment Agreement, dated May 9, 2008, by and between Rob Walters and Energy Future Holdings Corp.

10(i)			—	Employment Agreement, dated May 9, 2008, by and among Michael Greene, Energy Future Holdings Corp. and Luminant Holding Company LLC

10(j)			—	Employment Agreement, dated May 9, 2008, by and among Mike McCall, Energy Future Holdings Corp. and Luminant Holding Company LLC

10(k)			—	Employment Agreement, dated May 9, 2008, by and among Charles R. Enze, Energy Future Holdings Corp. and Luminant Holding Company LLC

10(l)			—	Consulting Agreement, effective as of November 1, 2007, between T.L. Baker and Energy Future Holdings Corp.

10(m)			—	Restricted Stock Award Agreement, dated April 4, 2008 by and between T.L. Baker and Energy Future Holdings Corp.

10(n)			—	Stockholder Agreement, dated April 4, 2008 by and among T.L. Baker, Energy Future Holdings Corp. and Texas Energy Future Holdings Limited Partnership

10(o)			—	Sale Participation Agreement, dated April 4, 2008, by and between T.L. Baker and Texas Energy Future Holdings Limited Partnership

10(p)			—	Amended and Restated Employment Agreement, dated May 9, 2008, by and among James Burke, Energy Future Holdings Corp. and TXU Energy Retail Company LLC

Other Material Contracts

10(q)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(eee)	—	Stipulation as approved by the PUC in Docket No. 34077

31	Rule 13a – 14(a)/15d – 14 (a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of David A. Campbell, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.

99(a)			—	Condensed Statements of Consolidated Income – Twelve Months Ended March 31, 2008.

99(b)			—	Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2008 and 2007.

*	Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller

Date: May 15, 2008