Form 10-Q
period 2008-06-30
Energy Future Holdings Corp /TX/
filed 2008-08-14
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☑            Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of August 13, 2008, there were 1,667,005,540 shares of common stock outstanding, without par value, of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

This Form 10-Q and other Securities and Exchange Commission filings of Energy Future Holdings Corp. and its subsidiaries occasionally make references to EFH Corp., EFC Holdings, Intermediate Holding, TCEH, TXU Energy, Luminant, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.

.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2007 Form 10-K	EFH Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of EFH Corp. and its subsidiaries. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFH Corp. is providing Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibit 99(b)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in EFH Corp.’s debt arrangements. EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFH Corp.’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to EFH Corp. and its subsidiaries

Competitive Electric segment	Refers to the EFH Corp. business segment that includes TCEH and equipment salvage and resale activities related to eight canceled coal-fueled generation units.

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct-wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 39-1	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39”, (Offsetting of Amounts Related to Certain Contracts – an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)

FIN 48	FASB Interpretation No. 48 (As Amended), “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by EFH Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

IRS	US Internal Revenue Service

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant Construction	Refers to the operations of TCEH established for the purpose of developing and constructing new generation facilities.

Luminant Energy	Luminant Energy Company LLC, an indirect wholly-owned subsidiary of TCEH that engages in certain wholesale markets activities

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that EFH Corp. merged into on October 10, 2007

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct wholly-owned subsidiary of Oncor Holdings and an indirect wholly-owned subsidiary of EFH Corp., and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct wholly-owned subsidiary of Intermediate Holding and the direct parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

Regulated Delivery segment	Refers to the EFH Corp. business segment, the substantial majority of which consists of the activities of Oncor.

REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”

SG&A	selling, general and administrative

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct wholly-owned subsidiary of EFC Holdings and an indirect wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation, wholesale and retail energy markets and development and construction activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 7 to the Financial Statements for details of these facilities.

v

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that is the direct parent of EFH Corp.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

TXU Europe	TXU Europe Limited, a subsidiary of EFH Corp. that is in administration (similar to bankruptcy) in the United Kingdom

TXU Fuel	TXU Fuel Company, a former subsidiary of TCEH

TXU Gas	TXU Gas Company, a former subsidiary of EFH Corp.

US	United States of America

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues	$2,951	$2,405	$5,305	$4,760
Fuel, purchased power costs and delivery fees	(1,416)	(739)	(2,237)	(1,404)
Net losses from commodity hedging and trading activities	(4,727)	(383)	(6,293)	(1,069)
Operating costs	(390)	(368)	(748)	(714)
Depreciation and amortization	(390)	(200)	(785)	(403)
Selling, general and administrative expenses	(247)	(227)	(464)	(447)
Franchise and revenue-based taxes	(81)	(89)	(167)	(176)
Other income (Note 5)	15	16	29	45
Other deductions (Note 5)	(26)	(122)	(42)	(891)
Interest income	8	17	13	35
Interest expense and related charges (Note 15)	(831)	(221)	(1,674)	(418)

Income (loss) before income taxes	(5,134)	89	(7,063)	(682)
Income tax benefit	1,803	21	2,463	294

Income (loss) from continuing operations	(3,331)	110	(4,600)	(388)
Income from discontinued operations, net of tax effect	—	11	—	11

Net income (loss)	$(3,331)	$121	$(4,600)	$(377)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Components related to continuing operations:
Income (loss) from continuing operations	$(3,331)	$110	$(4,600)	$(388)
Other comprehensive income (loss), net of tax effects:
Reclassification of pension and other retirement benefit costs (net of tax expense of $—,—,— and $3) (Note 11)	1	1	1	5
Cash flow hedges:
Net increase (decrease) in fair value of derivatives (net of tax (expense) benefit of $(208), $(16), $23 and $160)	385	30	(43)	(297)
Derivative value net (gains) losses related to hedged transactions recognized during the period and reported in net income (net of tax (expense) benefit of $13, $(6), $23 and $(40))	24	(12)	42	(75)

Total effect of cash flow hedges	409	18	(1)	(372)

Total adjustments to net income (loss) from continuing operations	410	19	—	(367)

Comprehensive income (loss) from continuing operations	(2,921)	129	(4,600)	(755)
Comprehensive income from discontinued operations	—	11	—	11

Comprehensive income (loss)	$(2,921)	$140	$(4,600)	$(744)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows — operating activities:
Net income (loss)	$(4,600)	$(377)
Income from discontinued operations, net of tax effect	—	(11)

Income (loss) from continuing operations	(4,600)	(388)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Depreciation and amortization	1,037	433
Deferred income tax benefit – net	(2,533)	(613)
Charge related to canceled development of generation facilities (Note 4)	—	716
Write-off of deferred transaction costs (Note 5)	—	38
Net gains on sale of assets	—	(27)
Unrealized net losses from mark-to-market valuations	6,363	1,182
Bad debt expense	34	25
Stock-based compensation expense	10	15
Other	1	19
Changes in operating assets and liabilities:
Margin deposits – net	(2,003)	(1,087)
Other	(209)	(368)

Cash used in operating activities from continuing operations	(1,900)	(55)

Cash flows — financing activities:
Issuances of securities:
Pollution control revenue bonds	242	—
Other long-term debt	762	1,800
Common stock	34	1
Retirements/repurchases of securities:
Pollution control revenue bonds	(242)	(143)
Other long-term debt	(363)	(68)
Common stock	(1)	(10)
Change in short-term borrowings:
Commercial paper	—	(1,296)
Banks	3,015	2,155
Common stock dividends paid	—	(397)
Settlements of minimum withholding tax liabilities under stock-based compensation plans	—	(93)
Debt premium, discount, financing and reacquisition expenses	(6)	(15)
Other	22	—

Cash provided by financing activities	3,463	1,934

Cash flows — investing activities:
Capital expenditures	(1,480)	(1,611)
Nuclear fuel purchases	(84)	(30)
Reduction of restricted cash related to pollution control revenue bonds	29	143
Transfer of cash collateral to custodian account	(179)	—
Proceeds from sale of assets	46	4
Proceeds from sale of environmental allowances and credits	28	—
Purchases of environmental allowances and credits	(17)	—
Proceeds from sales of nuclear decommissioning trust fund securities	475	104
Investments in nuclear decommissioning trust fund securities	(482)	(111)
Cost to remove retired property	(17)	(16)
Other	27	11

Cash used in investing activities	(1,654)	(1,506)

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (cont.)

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Discontinued operations:
Cash provided by operating activities	—	24
Cash provided by financing activities	—	—
Cash used in investing activities	—	—

Cash provided by discontinued operations	—	24

Net change in cash and cash equivalents	(91)	397
Cash and cash equivalents — beginning balance	281	25

Cash and cash equivalents — ending balance	$190	$422

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	Successor
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$190	$281
Restricted cash	227	56
Trade accounts receivable — net (Note 6)	1,702	1,099
Income taxes receivable	181	101
Inventories	423	405
Commodity and other derivative contractual assets (Note 10)	5,943	1,129
Accumulated deferred income taxes	27	9
Margin deposits related to commodity positions (Note 10)	2,687	513
Other current assets	212	376

Total current assets	11,592	3,969
Restricted cash	1,267	1,296
Investments	757	868
Property, plant and equipment — net	29,396	28,650
Goodwill (Note 3)	22,918	22,954
Intangible assets — net (Note 3)	4,123	4,365
Regulatory assets — net	1,324	1,305
Commodity and other derivative contractual assets (Note 10)	898	244
Unamortized debt issuance costs and other noncurrent assets	1,092	1,130
Assets held for sale	—	23

Total assets	$73,367	$64,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 7)	$4,733	$1,718
Long-term debt due currently (Note 7)	398	513
Trade accounts payable	1,513	904
Commodity and other derivative contractual liabilities (Note 10)	7,425	1,146
Margin deposits related to commodity positions (Note 10)	176	5
Accrued interest	537	537
Other current liabilities	459	879

Total current liabilities	15,241	5,702
Accumulated deferred income taxes	4,131	6,664
Investment tax credits	45	47
Commodity and other derivative contractual liabilities (Note 10)	7,985	2,453
Long-term debt, less amounts due currently (Note 7)	39,162	38,603
Other noncurrent liabilities and deferred credits	4,711	4,650

Total liabilities	71,275	58,119
Commitments and Contingencies (Note 8)
Shareholders’ equity (Note 9)
Common stock without par value: Authorized shares - 2,000,000,000 Outstanding shares 1,667,005,540 and 1,664,345,953	—	—
Additional paid-in capital	8,286	8,279
Retained deficit	(5,960)	(1,360)
Accumulated other comprehensive loss	(234)	(234)

Total shareholders’ equity	2,092	6,685

Total liabilities and shareholders’ equity	$73,367	$64,804

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

Basis of Presentation

The condensed consolidated financial statements of EFH Corp. have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2007 Form 10-K, with the exception of a change to discontinue the netting of derivative assets and liabilities under master netting agreements as allowed under FIN 39-1, a change in classification to report the results of commodity hedging and trading activities on a separate line item in the income statement instead of within operating revenues, as discussed below, and certain reclassifications in the condensed statements of comprehensive income (loss) to conform to current period presentation. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2007 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

The accompanying condensed statements of consolidated income (loss) for the three and six months ended June 30, 2008 and June 30, 2007 and cash flows for the six months ended June 30, 2008 and June 30, 2007 are presented as the “Successor” and the “Predecessor,” respectively, and relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141.

Change in Classification of Results from Commodity Hedging and Trading Activities — Effective April 1, 2008, EFH Corp. changed its classification of realized and unrealized net gains and losses from commodity hedging and trading activities such that the results from these activities are reported as a separate line on the income statement. Prior to April 2008, such amounts were included within operating revenues. EFH Corp. believes this change in classification provides users of the financial statements better transparency of underlying revenue trends. Results from commodity hedging and trading activities are volatile as a substantial majority of the activity involves natural gas financial instruments, which are used to economically hedge future cash flows from electricity sales and are marked-to-market in net income. Comparative financial statements of prior periods reflect this reclassification. The following table presents EFH Corp.’s operating revenues as previously reported and reflects the change in classification. There is no effect on reported earnings, the balance sheet or the statement of cash flows as a result of this change in presentation.

	Predecessor
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Six Months Ended June 30, 2007
Operating revenues	$2,022	$2,405	$3,691	$4,760
Net losses from commodity hedging and trading activities	n/a	(383)	n/a	(1,069)
Income (loss) from continuing operations	110	110	(388)	(388)

Discontinued Businesses

Income from discontinued operations in the six months ended June 30, 2007 consisted primarily of insurance proceeds related to the 2005 TXU Europe litigation settlement agreement.

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

Changes in Accounting Standards

Effective January 1, 2008, EFH Corp. adopted FSP FIN 39-1, “Amendment of FASB Interpretation No. 39”. This FSP provides additional guidance regarding the offsetting in the balance sheet of cash collateral and derivative fair value asset and liability amounts. As provided for by this new rule, for balance sheet presentation, EFH Corp. elected to not adopt netting of cash collateral, and further to discontinue netting of derivative assets and liabilities under master netting agreements. Accordingly, as required by the rule, prior period amounts in the financial statements reflect the change in presentation, resulting in an increase of $849 million and $171 million in both commodity and other derivative contractual current and noncurrent assets and liabilities, respectively, at December 31, 2007 compared to previously reported amounts, including the effect of the adjustment in the second quarter of 2008 as discussed in Note 10.

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

The purchase price allocation at June 30, 2008 is substantially complete; however, additional analysis with respect to the value of certain assets, contractual arrangements and contingent liabilities could result in a change in the total amount of goodwill and amounts assigned to EFH Corp.’s reporting units. SFAS 141 requires that the purchase price allocation be completed no later than one year from the date of the Merger.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Equity purchase price		$31,935
Transaction costs		759

Total purchase price		32,694
Property, plant and equipment	$28,402
Intangible assets	4,462
Regulatory assets and deferred debits	1,447
Other assets	5,353

Total assets acquired	39,664

Short-term borrowings and long-term debt	14,183
Deferred income tax liabilities	7,956
Other liabilities	7,749

Total liabilities assumed	29,888

Net identifiable assets acquired.		9,776

Goodwill		$22,918

Exit liabilities originally recorded as part of the purchase price allocation totaled approximately $60 million, which consisted primarily of estimated amounts related to the cancellation of the development of coal-fueled generation facilities discussed in Note 4 and the exit of certain administrative activities. Such cancelation liabilities have been negotiated to a lesser amount and taking into consideration payments made, the exit liabilities have all been extinguished as of June 30, 2008.

The decrease in exit liabilities discussed immediately above was the principal cause of a $36 million decrease in goodwill between December 31, 2007 and June 30, 2008.

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

For the three months ended June 30, 2007, unaudited pro forma revenues and net loss were $2.407 billion and $418 million, respectively. Pro forma adjustments for the three months ended June 30, 2007 consist of incremental depreciation and amortization expense (including amounts recognized in revenues or fuel and purchased power costs) of $151 million, interest expense of $678 million and income tax benefits of $290 million. For the six months ended June 30, 2007, unaudited pro forma revenues and net loss were $4.765 billion and $1.455 billion, respectively. Pro forma adjustments for the six months ended June 30, 2007 consist of incremental depreciation and amortization expense (including amounts recognized in revenues or fuel and purchased power costs) of $302 million, interest expense of $1.356 billion and income tax benefits of $580 million.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill as of June 30, 2008 totaled $22.918 billion with $18.018 billion assigned to the Competitive Electric segment and $4.900 billion to the Regulated Delivery segment. Goodwill as of December 31, 2007 totaled $22.954 billion with $18.060 billion assigned to the Competitive Electric segment and $4.894 billion to the Regulated Delivery segment.

Identifiable Intangible Assets

Identifiable intangible assets are comprised of the following:

	Successor
	As of June 30, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Retail customer relationship	$463	$105	$358	$463	$79	$384
Favorable purchase and sales contracts	715	188	527	702	68	634
Capitalized in-service software	245	93	152	225	71	154
Environmental allowances and credits	1,486	68	1,418	1,525	19	1,506
Land easements	179	68	111	179	67	112

Total intangible assets subject to amortization	$3,088	$522	2,566	$3,094	$304	2,790

Trade name (not subject to amortization)			1,436			1,436
Mineral interests (not currently subject to amortization)			121			139

Total intangible assets			$4,123			$4,365

Amortization expense related to intangible assets consisted of:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Retail customer relationship	$13	$—	$26	$—
Favorable purchase and sales contracts	44	—	103	—
Capitalized in-service software	11	7	22	13
Environmental allowances and credits	24	—	50	—
Land easements	—	1	1	2

Total amortization expense	$92	$8	$202	$15

Separately identifiable and previously unrecognized intangible assets acquired and recorded as part of purchase accounting for the Merger are described as follows:

•

Retail Customer Relationship – Retail customer relationship intangible asset represents the value of TXU Energy’s non-contracted customer base and is being amortized using an accelerated method based on customer attrition rates and reflecting the pattern in which economic benefits are realized over their estimated useful life. Amortization expense related to the retail customer relationship intangible asset is reported as part of depreciation and amortization expense in the income statement (reported in the Competitive Electric segment).

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

•

Environmental Allowances and Credits – This intangible asset represents the fair value of environmental allowances and credits held by EFH Corp., substantially all of which were expected to be used in its power generation activity. These credits will be amortized to fuel and purchased power costs utilizing a units-of-production method (reported in the Competitive Electric segment).

In the three months ended June 30, 2008, EFH Corp. determined that certain of its sulfur dioxide allowances had decreased materially in value, likely driven by litigation that resulted in the July 2008 decision from the US Court of Appeals for the D.C. Circuit invalidating the EPA’s Clean Air Interstate Rule (CAIR). Accordingly, EFH Corp. recorded a $2 million (before deferred income tax benefit) impairment of certain sulfur dioxide allowances. The impairment was reported in other deductions and is reflected in the results of the Competitive Electric segment. See Note 16 for discussion of additional impairment charges anticipated as a result of the court decision.

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Successor
2008	$384
2009	478
2010	285
2011	251
2012	183

4.	CHARGES RELATED TO CANCELED DEVELOPMENT OF COAL-FUELED GENERATION FACILITIES

In the first quarter of 2007, EFH Corp. recorded a charge totaling $713 million ($463 million after-tax) in connection with the suspension in February 2007 of the development of eight coal-fueled generation units. This decision and subsequent terminations of equipment orders required an evaluation of the recoverability of recorded assets associated with the development program. The charge included $673 million for the impairment of construction work-in-process asset balances (primarily pre-construction development costs), $11 million for costs arising from terminations of equipment orders and $29 million for the write-off of deferred financing costs. In determining the charge to be recorded, EFH Corp. applied accounting rules for impairment of long-lived assets under SFAS 144 and for exit activities under SFAS 146. As disclosed in the 2007 Form 10-K, $44 million ($29 million after-tax) in net charges related to these units were recorded in subsequent periods of 2007, including net charges of $82 million ($54 million after-tax) recorded in the second quarter of 2007. Additional charges totaling $2 million and $7 million ($1 million and $5 million after-tax, respectively) were recorded in the three and six months ended June 30, 2008, respectively, which primarily represented costs for transportation and storage of materials.

The construction work-in-process asset balances totaled $871 million at March 31, 2007 prior to the writedown and included progress payments made and accruals for amounts due to equipment suppliers, based on percentage of completion estimates, engineering and design services costs, site preparation expenditures, internal salary and related overhead costs for personnel engaged directly in construction management activities and capitalized interest. The construction work-in-process balance at June 30, 2008 totaled $104 million and consisted of estimated recovery amounts, using a probability-weighted methodology, from equipment salvage and potential resale activities. Cumulative net cash proceeds through June 30, 2008 from the sale of the impaired assets total $168 million.

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

5.	OTHER INCOME AND DEDUCTIONS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Other income:
Amortization of gain on sale of TXU Fuel business	$—	$11	$—	$23
Accretion of adjustment (discount) of regulatory assets resulting from purchase accounting (see Note 15)	11	—	22	—
Net gain on sale of assets	—	—	—	4
Adjustments to insurance reserves related to discontinued operations	—	2	—	7
Penalty received for nonperformance under a coal transportation agreement	—	—	—	3
Mineral rights royalty income	1	2	2	5
Other	3	1	5	3

Total other income	$15	$16	$29	$45

Other deductions:
Net charges related to canceled development of generation facilities (Note 4)	2	82	7	795
Asset writeoffs (a)	2	—	2	30
Professional fees incurred related to the Merger	2	6	3	20
Expenses related to InfrastruX Energy Services joint venture (b)	—	11	—	12
Costs related to 2006 cities rate settlement	7	7	13	13
Litigation/regulatory settlements	7	5	6	5
Ongoing pension and other postretirement benefit expense (credit) related to discontinued businesses	3	6	1	9
Other	3	5	10	7

Total other deductions	$26	$122	$42	$891

(a)	Six months ended June 30, 2007 amount represents previously deferred costs, consisting primarily of professional fees for tax, legal and other advisory services, in connection with certain previously anticipated strategic transactions (including expected financings) that are no longer expected to be consummated as a result of the Merger. (Reported in Corporate and Other activities.)

(b)	Consists of previously deferred costs, consisting primarily of professional fees that were written off due to suspension of the joint venture arrangement, which was canceled in connection with the Merger. Of these amounts, $8 million was reported in the Corporate and Other activities and the balance was reported in the Regulated Delivery segment results.

6.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables

Subsidiaries of EFH Corp. engaged in retail sales of electricity participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, such subsidiaries (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).

The maximum amount currently available under the accounts receivable securitization program is $700 million, and the program funding was $482 million as of June 30, 2008. The amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program, so long as TCEH’s long-term senior unsecured debt rating is lower than investment grade. Funding availability for all originators is reduced by 100% of the originators’ customer deposits if TCEH’s credit rating is lower than Ba3/BB-; 50% if TCEH’s credit rating is between Ba3/BB- and Ba1/BB+; and zero % if TCEH’s credit rating is at least Baa3/BBB-. The originators’ customer deposits, which totaled $114 million, reduced funding availability as of June 30, 2008 as TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $320 million and $296 million at June 30, 2008 and December 31, 2007, respectively.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Program fees	$4	$10	$11	$20
Program fees as a percentage of average funding (annualized)	4.9%	7.4%	6.0%	6.4%
Servicing fees	1	1	2	2

The accounts receivable balance reported in the June 30, 2008 consolidated balance sheet includes $802 million face amount of trade accounts receivable of TCEH subsidiaries sold to TXU Receivables Company, such amount having been reduced by $482 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $119 million for the six month period ending June 30, 2008 and decreased $100 million for the six month period ending June 30, 2007. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash collections on accounts receivable	$2,844	$3,964
Face amount of new receivables purchased	(2,987)	(4,003)
Discount from face amount of purchased receivables	13	22
Program fees paid	(11)	(20)
Servicing fees paid	(2)	(2)
Increase in subordinated notes payable	24	139

Operating cash flows used by (provided to) EFH Corp. under the program	$(119)	$100

Effective with the completion of the Merger, Oncor no longer participates in the accounts receivable securitization program. Amounts funded under the program related to Oncor’s trade accounts receivable totaled $86 million at June 30, 2007. Amounts related to Oncor’s trade accounts receivable for the six months ended June 30, 2007 totaled $4 million in program fees and there was no change in funding to Oncor during the period.

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

Trade Accounts Receivable

	Successor
	June 30, 2008	December 31, 2007
Gross trade accounts receivable	$2,216	$1,494
Undivided interests in accounts receivable sold by TXU Receivables Company	(482)	(363)
Allowance for uncollectible accounts	(32)	(32)

Trade accounts receivable — reported in balance sheet	$1,702	$1,099

Gross trade accounts receivable at June 30, 2008 and December 31, 2007 included unbilled revenues of $603 million and $477 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Allowance for uncollectible accounts receivable as of beginning of period	$32	$13
Increase for bad debt expense	34	25
Decrease for account writeoffs	(34)	(33)
Changes related to receivables sold	—	9

Allowance for uncollectible accounts receivable as of end of period	$32	$14

Allowances related to undivided interests in receivables sold totaled $17 million at June 30, 2007, and this amount was reported in current liabilities.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At June 30, 2008, EFH Corp. and its subsidiaries had outstanding short-term borrowings of $4.733 billion at a weighted average interest rate of 3.04%, excluding certain customary fees, at the end of the period. Short-term borrowings under credit facilities totaled $1.655 billion for Oncor and $3.078 billion for TCEH.

At December 31, 2007, EFH Corp. and its subsidiaries had outstanding short-term borrowings of $1.718 billion at a weighted average interest rate of 5.39%, excluding certain customary fees, at the end of the period. Borrowings under credit facilities totaled $1.280 billion for Oncor and $438 million for TCEH.

Credit Facilities

EFH Corp.’s credit facilities with cash borrowing and/or letter of credit availability at June 30, 2008 are presented below. The facilities are all senior secured facilities of the authorized borrower.

		At June 30, 2008
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Delayed Draw Term Loan Facility (a)	October 2014	$4,100	$—	$2,881	$1,219
TCEH Revolving Credit Facility (b)	October 2013	2,700	383	296	2,021
TCEH Letter of Credit Facility (c)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$8,050	$383	$4,427	$3,240

TCEH Commodity Collateral Posting Facility (d)	December 2012	Unlimited	$—	$3,193	Unlimited
Oncor Revolving Credit Facility (e)	October 2013	$2,000	$—	$1,655	$345

(a)	Facility to be used during the two-year period commencing on October 10, 2007 to fund expenditures for constructing certain new generation facilities and environmental upgrades of existing generation facilities, including previously incurred expenditures not yet funded under this facility. Borrowings are classified as long-term debt.

(b)	Facility to be used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings.

(c)	Facility to be used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings, all of which were drawn at the closing of the Merger and are classified as long-term debt, have been retained as restricted cash. Letters of credit totaling $1.246 billion issued as of June 30, 2008 are supported by the restricted cash, and the remaining letter of credit availability totals $4 million.

(d)	Revolving facility to be used to fund cash collateral posting requirements for specified volumes of natural gas hedges. At June 30, 2008, cash borrowings of $411 million are classified as long-term debt and $2.782 billion are classified as short-term borrowings.

(e)	Facility to be used by Oncor for its general corporate purposes. Borrowings are classified as short-term borrowings.

Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities in order to permit TXU Energy to return retail customer deposits, if necessary. As a result, at June 30, 2008, the total availability under the TCEH credit facilities should be further reduced by $121 million.

Long-Term Debt

At June 30, 2008 and December 31, 2007, the long-term debt of EFH Corp. consisted of the following:

	Successor
	June 30, 2008	December 31, 2007
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	—
2.300% Floating Series 2001A due October 1, 2030 (b)	—	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	—
2.300% Floating Series 2001D-1 due May 1, 2033 (b)	—	171
1.780% Floating Series 2001D-2 due May 1, 2033 (c)	97	97
2.580% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
1.780% Floating Series 2002A due May 1, 2037 (c)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(168)	(175)

Senior Secured Facilities:
6.229% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)	16,327	16,409
6.164% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	2,881	2,150
5.948% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
2.699% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	411	382

Other:
10.25% Fixed Senior Notes due November 1, 2015	3,000	3,000
10.25% Fixed Senior Notes Series B due November 1, 2015	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,750	1,750
6.125% Fixed Senior Notes due March 15, 2008	—	3
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.100% Promissory Note due January 5, 2009	65	65
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	67	78
Capital lease obligations	162	161
Unamortized fair value discount (d)	(9)	(9)

Total TCEH	$29,276	$28,604

	Successor
	June 30, 2008	December 31, 2007
EFC Holdings
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$58	$59
8.254% Fixed Notes due in quarterly installments through December 31, 2021	55	56
3.673% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(13)	(14)

Total EFC Holdings	109	110

EFH Corp.
10.875% Fixed Senior Notes due November 1, 2017	2,000	2,000
11.25 / 12.00% Senior Toggle Notes due November 1, 2017	2,500	2,500
6.375% Fixed Senior Notes Series C due January 1, 2008	—	200
4.800% Fixed Senior Notes Series O due November 15, 2009	3	3
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022 (h)	83	88
Unamortized fair value premium related to Building Financing (d)	24	24
Unamortized fair value discount (d)	(688)	(714)

Total EFH Corp.	6,422	6,601

Oncor
6.375% Fixed Senior Notes due May 1, 2012 (i)	700	700
7.000% Fixed Senior Notes due May 1, 2032 (i)	500	500
6.375% Fixed Senior Notes due January 15, 2015 (i)	500	500
7.250% Fixed Senior Notes due January 15, 2033 (i)	350	350
7.000% Fixed Debentures due September 1, 2022 (i)	800	800
Unamortized discount	(15)	(15)

Total Oncor	2,835	2,835
Oncor Electric Delivery Transition Bond Company LLC (j)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	71	93
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	71	99
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	928	978
Unamortized fair value discount related to transition bonds (d)	(10)	(12)

Total Oncor consolidated	3,753	3,801

Total EFH Corp. consolidated	39,560	39,116
Less amount due currently	(398)	(513)

Total long-term debt	$39,162	$38,603

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect at March 31, 2008. These series were remarketed in June 2008, resulting in a fixed rate to maturity.

(c)	Interest rates in effect at June 30, 2008. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(e)	Interest rate swapped to fixed on $15.05 billion principal amount.

(f)	Interest rates in effect at June 30, 2008.

(g)	Interest rates in effect at June 30, 2008, excluding quarterly maintenance fee discussed below. See “Credit Facilities” above for more information.

(h)	This financing is secured with a $127 million letter of credit.

(i)	Secured with first priority lien as discussed under “Oncor Revolving Credit Facility” below.

(j)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2008 — Retirements of long-term debt in 2008 totaling $605 million represented principal payments at scheduled maturity dates as well as the remarketing of $242 million principal amount of pollution control revenue bonds discussed below and included $200 million of EFH Corp. senior notes, $82 million repaid under the TCEH Initial Term Loan Facility, and $50 million of Oncor transition bond principal payments.

Issuances of long-term debt in 2008 totaling $1.004 billion represented borrowings under the TCEH Delayed Draw Term Loan Facility of $731 million to fund expenditures related to the development of new generation facilities and the environmental retrofit program for existing lignite/coal-fueled generation facilities, the remarketing of $242 million principal amount of pollution control revenue bonds discussed immediately below and $31 million of additional borrowings under the TCEH Commodity Collateral Posting Facility. Additional borrowings of $2.344 billion in 2008 under the TCEH Commodity Collateral Posting Facility were driven by the effects of higher forward natural gas prices on hedging positions and are classified as short-term borrowings.

In June 2008, TCEH remarketed the Brazos River Authority Pollution Control Revenue Bonds Series 2001A due in October 2030 and Series 2001D-1 due in May 2033 with aggregate principal amounts of $71 million and $171 million, respectively. The bonds were previously in a floating rate mode that reset weekly and were backed by two letters of credit in an aggregate amount of $247 million. As a result of the remarketing, the bonds were fixed to maturity at an interest rate of 8.25%, and the two letters of credit were cancelled. The bonds are redeemable at par beginning July 1, 2018 and are redeemable with a make-whole premium prior to July 1, 2018. These bonds were remarketed with a covenant package similar to the notes discussed below under “TCEH Notes Issued Subsequent to the Merger”.

TCEH Senior Secured Facilities — Borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility, which totaled $20.754 billion at June 30, 2008, bear interest at per annum rates equal to, at TCEH’s option, (i) adjusted LIBOR plus 3.50% or (ii) a base rate (the higher of (1) the prime rate as announced from time to time by the administrative agent of the facilities and (2) the federal funds effective rate plus 0.50%) plus 2.50%. There is a margin adjustment mechanism in relation to term loans, revolving loans and letter of credit fees under which the applicable margins may be reduced based on the achievement of certain leverage ratio levels. There was no change based upon June 30, 2008 levels. The applicable rate on each facility as of June 30, 2008 is provided in the table above and reflects LIBOR-based borrowings.

A commitment fee is payable quarterly in arrears and upon termination of the TCEH Revolving Credit Facility at a rate per annum equal to 0.50% of the average daily unused portion of such facility. The commitment fee is subject to reduction, based on the achievement of certain leverage ratio levels. There was no change based upon June 30, 2008 levels.

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

In addition, the TCEH Senior Secured Facilities contain a maintenance covenant that prohibits TCEH and its restricted subsidiaries from exceeding a maximum consolidated secured leverage ratio and to observe certain customary reporting requirements and other affirmative covenants.

The TCEH Initial Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of such facility ($41 million quarterly), with the balance payable on October 10, 2014. The TCEH Delayed Draw Term Loan Facility is required to be repaid in equal quarterly installments beginning on December 31, 2009 in an aggregate annual amount equal to 1% of the actual principal outstanding under the TCEH Delayed Draw Term Loan Facility as of such date, with the balance payable on October 10, 2014. Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time from and after the closing date until October 10, 2013. The TCEH Letter of Credit Facility will mature on October 10, 2014. The TCEH Commodity Collateral Posting Facility will mature on December 31, 2012.

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

Pursuant to the supplemental indenture, the Co-Issuers also issued and sold $1.75 billion aggregate principal amount of 10.50%/11.25% Senior Toggle Notes due November 1, 2016. The initial interest payment on these notes (referred to as the TCEH Toggle Notes) was paid in cash. For any interest period thereafter until November 1, 2012, the Issuer may elect to pay interest on the notes, at the Issuer’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (Payment-in-Kind or PIK Interest); or (iii) 50% in cash 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest, and the first interest payment was made on May 1, 2008.

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

The guarantees are joint and several guarantees of the TCEH Notes, are the TCEH Guarantors’ senior unsecured obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness of the relevant TCEH Guarantor and senior in right of payment to any existing or future subordinated indebtedness of the relevant TCEH Guarantor. The guarantees rank effectively junior to all secured indebtedness of the TCEH Guarantors to the extent of the assets securing that indebtedness. EFC Holdings’ guarantee of the TCEH Notes ranks equally with its guarantee of the EFH Corp. Cash-Pay Notes and the EFH Corp. Toggle Notes (discussed below). The guarantees of the TCEH Notes are structurally junior to all indebtedness and other liabilities of the Co-Issuers’ subsidiaries that do not guarantee the notes.

The TCEH Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Co-Issuers’ and their restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	engage in mergers or consolidations;

•	sell or otherwise dispose of certain assets;

•	permit dividend and other payment restrictions on restricted subsidiaries, and

•	engage in certain transactions with affiliates.

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

The TCEH Notes were issued in a private placement and have not been registered under the Securities Act. The Co-Issuers have agreed to use their commercially reasonable efforts to register with the SEC notes having substantially identical terms as the TCEH Notes as part of an offer to exchange freely tradable exchange notes for the TCEH Notes. The Co-Issuers have agreed to use commercially reasonable efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the TCEH Notes. If this obligation is not satisfied (a TCEH Registration Default), the annual interest rate on the TCEH Notes will increase by 0.25% per annum for the first 90-day period during which a TCEH Registration Default continues, and thereafter the annual interest rate on the TCEH Notes will increase by 0.50% per annum over the original interest rate for the remaining period during which the TCEH Registration Default continues. If the TCEH Registration Default is cured, the applicable interest rate on such TCEH Notes will revert to the original level.

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

Pursuant to the EFH Corp. Indenture, EFH Corp. also issued and sold $2.5 billion aggregate principal amount of 11.250%/12.000% Senior Toggle Notes due November 1, 2017. The initial interest payment on the notes (referred to as the EFH Corp. Toggle Notes) was paid in cash. For any interest period thereafter until November 1, 2012, EFH Corp. may elect to pay interest on the notes, at EFH Corp.’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest, and the first interest payment was made on May 1, 2008.

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

The EFH Corp. Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFH Corp.’s and its restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	engage in mergers or consolidations;

•	sell or otherwise dispose of certain assets;

•	permit dividend and other payment restrictions on restricted subsidiaries, and

•	engage in certain transactions with affiliates.

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

Intercreditor Agreement — In October 2007, in connection with the Merger, TCEH entered into an Intercreditor Agreement (the Intercreditor Agreement) with Citibank, N.A. and five secured commodity hedge counterparties (the Secured Commodity Hedge Counterparties). The Intercreditor Agreement provides that the lien granted to the Secured Commodity Hedge Counterparties will rank pari passu with the lien granted with respect to the collateral of the secured parties under the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will be entitled to share, on a pro rata basis, in the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral in an amount provided in the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will have voting rights with respect to any amendment or waiver of any provision of the Intercreditor Agreement that changes the priority of the Secured Commodity Hedge Counterparties’ lien on such collateral relative to the priority of lien granted to the secured parties under the TCEH Senior Secured Facilities or the priority of payments to the Secured Commodity Hedge Counterparties upon a foreclosure and liquidation of such collateral relative to the priority of the lien granted to the secured parties under the TCEH Senior Secured Facilities.

TCEH Interest Rate Hedges — In 2007, subsequent to the Merger, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $15.05 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2009 to 2014. The interest rate swap counterparties are secured proportionally with the lenders under the TCEH Senior Secured Facilities. The interest rate swaps are being accounted for as cash flow hedges related to variable interest rate cash flows. Based on the fair value of the positions, the cumulative unrealized mark-to-market net losses related to these interest rate swaps totaled $278 million at June 30, 2008. This amount is reflected in the balance sheet as a derivative contract liability with the offset to accumulated other comprehensive income. No ineffectiveness gains or losses have been recorded.

In May 2008, TCEH entered into an interest rate swap transaction pursuant to which semiannual payment (settled quarterly) of the floating interest rates at LIBOR on an aggregate of $2.095 billion of senior secured term loans of TCEH were exchanged for floating interest rates of LIBOR plus 0.21% receivable monthly. At June 30, 2008, the cumulative unrealized mark-to-market net losses related to these swaps, recorded in interest expense and related charges, totaled approximately $1 million. The interest rate swap counterparties are secured proportionally with the lenders under the TCEH Senior Secured Facilities.

Oncor Revolving Credit Facility — At June 30, 2008, Oncor had a $2.0 billion credit facility to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be reborrowed by Oncor from time to time until October 10, 2013. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the aggregate collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s current credit facility.

Borrowings under this facility totaled $1.655 billion and $1.280 billion at June 30, 2008 and December 31, 2007, respectively. The increased borrowings were driven by funding of ongoing capital investments, including the acquisition of CURRENT Communications of Texas, LP’s existing broadband over powerline based “Smart Grid” network assets in Oncor’s service territory.

Borrowings bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%). Under option (i) and based on Oncor’s current ratings, its LIBOR-based borrowings, which apply to all outstanding borrowings at June 30, 2008, bear interest at LIBOR plus 0.575%.

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

The facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiary from, among other things:

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling assets, and

•	making acquisitions and investments in subsidiaries.

In addition, the facility requires that Oncor maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments under the facility.

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

In September 2007, a subsidiary of EFH Corp. acquired from Alcoa Inc. the air permit related to the Sandow facility that had been previously issued by the TCEQ. However, the air permit is the subject of an appeal as discussed below under “Litigation Related to Generation Development.”

A subsidiary of EFH Corp. has received the air permit for the Oak Grove units, which was approved by the TCEQ in June 2007. However, the air permit is the subject of an appeal and litigation as discussed below under “Litigation Related to Generation Development.”

Construction work-in-process asset balances for the three generation units totaled approximately $3.5 billion as of June 30, 2008, which includes the effects of the fair value adjustments related to purchase accounting and capitalized interest. If construction-related agreements for the three generation units had been canceled as of that date, subsidiaries of EFH Corp. would have incurred an estimated termination obligation of up to approximately $400 million. This estimated gross cancellation exposure of approximately $3.9 billion at June 30, 2008 excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for these projects.

Litigation Related to the Merger

Two putative class and derivative lawsuits and one derivative lawsuit were filed in the US District Court, Northern District of Texas, Dallas Division in March 2007 against the former directors of EFH Corp., EFH Corp. (then known as TXU Corp.), as a nominal defendant, and the Sponsor Group arising out of the Merger Agreement. In April 2007, the Plaintiffs filed Amended Complaints asserting only derivative claims against the same defendants. The lawsuits sought to enjoin the Merger Agreement. The cases alleged that the former directors violated various fiduciary duties by approving the Merger Agreement and the Sponsor Group aided and abetted that alleged conduct. The Plaintiffs contended that the former directors violated fiduciary duties owed to shareholders by failing to maximize the value of EFH Corp. and by breaching duties of loyalty and due care by not taking adequate measures to ensure that the interests of shareholders were properly protected. EFH Corp. and its former directors filed Motions to Dismiss based on the Plaintiffs’ failure to comply with the provisions of the Texas Business Organizations Code (TBOC) applicable to filing and pursuing derivative proceedings. As described below, these lawsuits were dismissed in May 2008.

In February and March 2007, three derivative lawsuits were filed in Dallas County state district courts arising out of the Merger Agreement. The suits, filed by putative shareholders, alleged that EFH Corp.’s former directors, named as defendants, breached fiduciary duties owed EFH Corp. by approving the Merger Agreement. The petitions were consolidated into one action in the 44th District Court, Dallas County, Texas, and included claims that the defendants failed to ensure that the Merger was in the best interest of EFH Corp.; that the former directors participated in the Merger where their loyalties were divided and where they were to receive a personal financial benefit; that such alleged conduct constituted a breach of their duties of care, loyalty, good faith, candor and independence owed to EFH Corp.; and that the Sponsor Group aided and abetted the alleged breaches of fiduciary duties by the directors. As described below, these lawsuits were dismissed in April 2008.

In February and March 2007, eight lawsuits were filed in state district court in Dallas County, Texas by putative shareholders against the former directors of EFH Corp., EFH Corp. (then known as TXU Corp.), the Sponsor Group, and certain financial entities, asserting claims on behalf of former owners of shares of EFH Corp. common stock as well as seeking to certify a class action on behalf of allegedly similarly situated shareholders. The lawsuits, which were consolidated into one action in the 44th District Court, Dallas County, Texas, contended that the former directors of EFH Corp. violated various fiduciary duties owed plaintiffs and other shareholders in connection with the execution of the Merger Agreement and that the Sponsor Group and certain financial entities aided and abetted the alleged breaches of fiduciary duties by the former directors. Plaintiffs sought to enjoin defendants from consummating the Merger Agreement until such time as a procedure or process was adopted to obtain the highest possible price for shareholders, and requested that the Court direct the preclosing officers and directors of EFH Corp. to exercise their fiduciary duties in order to obtain a transaction in the best interest of EFH Corp. shareholders. The consolidated suit included claims that the former directors failed to take steps to properly value or maximize the value of EFH Corp. and breached their duties of loyalty, good faith, candor and independence owed to former EFH Corp. shareholders. EFH Corp. and its former directors filed a Motion to Dismiss and in May 2007, the Court granted the Motion and dismissed the consolidated putative class action suit with prejudice. In May 2007, Plaintiffs moved for reconsideration of the order dismissing the action; however, Plaintiffs subsequently withdrew this motion. As described below, these lawsuits were dismissed in April 2008.

In July 2007, a putative class action lawsuit was filed in the US District Court, Northern District of Texas, Dallas Division by a putative shareholder against EFH Corp. (then known as TXU Corp.) and its former directors asserting a claim under Section 14(a) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, asserting that the preliminary proxy statement of EFH Corp. filed in June 2007 failed to adequately describe the relevant facts and circumstances regarding the Merger as well as seeking to certify the litigation as a class action on behalf of allegedly similarly situated shareholders. In July 2007, the Sponsor Group, joined by EFH Corp. entered into a memorandum of understanding with plaintiffs that resulted in the dismissal of this litigation as described below.

In July 2007, the Sponsor Group, joined by EFH Corp. for the limited purpose described below, executed a memorandum of understanding with the plaintiffs in certain of the lawsuits described above pursuant to which, when approved by the court in which the litigation was pending, to the extent required, all of the litigation related to the Merger described above would be dismissed with prejudice. None of EFH Corp.’s former directors agreed to fund any payment or pay any other consideration under the settlement. EFH Corp. did agree to make certain revisions to the final proxy statement related to the approval of the Merger as part of the agreement between the Sponsor Group and the plaintiffs to settle the litigation and agreed that under certain circumstances the termination fee payable by EFH Corp. under the Merger Agreement would be $925 million rather than $1 billion. In addition, by reasons of the closing of the Merger on October 10, 2007, EFH Corp. merged with the entity obligated to fund any court approved attorneys’ fees. Accordingly, EFH Corp. was legally obligated for such payment. In January 2008, a final settlement agreement was executed by the Plaintiffs in the above described litigation matters. The defendants and the courts with jurisdiction over the litigation considered the settlement for approval in April 2008. The settlement was approved and a Final Order and Judgment was entered dismissing with prejudice all litigation pending in the State District Court, Dallas County, Texas. The settlement was approved and a Final Order and Judgment was entered into by the US District Court, Northern District of Texas, in May 2008, dismissing with prejudice all claims related to the Merger against EFH Corp. and its preclosing officers and directors. In June 2008, an objector appealed the Final Order and Judgment of the US District Court, Northern District of Texas, to the US Court of Appeals for the Fifth Circuit. EFH Corp. believes the claims made in the appeal are without merit; therefore, if necessary, EFH Corp. intends to vigorously defend this appeal.

Litigation Related to Generation Development

An administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas to a subsidiary of EFH Corp. was filed in September 2007 in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse TCEQ’s approval of the Oak Grove air permit and TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments; and remand the matter back to TCEQ for further proceedings. The TCEQ has filed the administrative record with the District Court. No further activity has occurred in the appeal. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. EFH Corp. believes the Oak Grove air permit granted by the TCEQ is protective of the environment and that the application for and the processing of the air permit by the TCEQ was in accordance with law. There can be no assurance that the outcome of these matters would not result in an adverse impact on the Oak Grove project.

In December 2006, a lawsuit was filed in the US District Court for the Western District of Texas against Luminant Generation Company LLC (then known as TXU Generation Company LP), Oak Grove Management Company LLC and EFH Corp. (then known as TXU Corp.). The complaint sought declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation facility in Robertson County, Texas. The plaintiffs alleged violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and sought to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserted that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions from the Oak Grove plant. Plaintiffs further requested that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. EFH Corp. believes the Oak Grove air permit granted by the TCEQ in June 2007 is protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law. EFH Corp. and the other defendants filed a Motion to Dismiss the litigation, which was granted by the District Court in May 2007. The plaintiffs appealed the District Court’s dismissal of the case to the US Fifth Circuit Court of Appeals, and in July 2008, the US Fifth Circuit Court of Appeals upheld the District Court’s dismissal of the case. EFH Corp. believes that the US Fifth Circuit Court of Appeals properly upheld the District Court’s decision, and while EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation in the event the plaintiffs appeal the US Fifth Circuit Court of Appeals’ decision to the US Supreme Court, EFH Corp. maintains that the claims made in the complaint are without merit. Accordingly, EFH Corp. intends to continue to vigorously defend any further appeal. There can be no assurance that the outcome of this matter would not result in an adverse impact on the Oak Grove project.

In May 2008, the Sierra Club announced that it may sue Oak Grove Management Company LLC for violating federal Clean Air Act provisions regarding hazardous air pollutants. Similarly, in July 2008, the Sierra Club announced that it may sue Luminant, after the expiration of a 60-day waiting period, for violating federal Clean Air Act provisions in connection with its Martin Lake generation facility. EFH Corp. believes that, contrary to Sierra Club’s allegations, it obtained lawful permits for constructing the Oak Grove generation facility and that it is in compliance with emissions requirements applicable to the Martin Lake generation facility. EFH Corp. cannot predict whether the Sierra Club will actually file suit or the outcome of any such proceedings.

In September 2007, a subsidiary of EFH Corp. acquired from Alcoa Inc. the air permit related to the Sandow 5 facility that had been previously issued by the TCEQ. Although a federal district court approved a settlement pursuant to which EFH Corp. acquired the permit, environmental groups opposed to the settlement appealed the district court’s decision to the US Fifth Circuit Court of Appeals. In June 2008, the US Fifth Circuit Court of Appeals upheld the district court’s decision. EFH Corp. believes the claims are without merit and will vigorously defend any further appeal. There can be no assurance that the outcome of this matter would not result in an adverse impact on the Sandow 5 project.

Litigation-Other

In September 2005, a lawsuit was filed in the US District Court for the Northern District of Texas, Dallas Division against EFH Corp. (then known as TXU Corp.) and C. John Wilder, EFH Corp.’s former Chief Executive Officer. The plaintiffs’ Amended Complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain EFH Corp. securities who tendered such securities in connection with a tender offer conducted by EFH Corp. in 2004. The Amended Complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that EFH Corp. management was evaluating whether it should recommend to the board of directors that the board reevaluate EFH Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, management did make a recommendation to the board to reevaluate the dividend policy and the board elected to increase the quarterly dividend. The plaintiffs contend that such disclosure in connection with the tender offer was inadequate. EFH Corp. maintains that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. A Motion to Dismiss was filed by the defendants, and the District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice in August 2006. The plaintiffs filed a timely notice of appeal, and on appeal, the US Court of Appeals for the Fifth Circuit remanded the dismissal to the District Court in light of the decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd. On remand, plaintiffs filed a Second Amended Complaint, and defendants filed a Motion to Dismiss. The District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice in April 2008. The plaintiffs filed a timely notice of appeal in May 2008 and the appeal is currently pending before the US Court of Appeals for the Fifth Circuit. Briefing on the appeal has not yet concluded. While EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation, EFH Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

In July 2008, Alcoa Inc. filed a lawsuit in Milam County, Texas district court against Luminant Generation Company LLC and Luminant Mining Company LLC (both wholly-owned subsidiaries of EFH Corp.). The lawsuit alleges breach of various contractual arrangements related to operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine. While EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation, EFH Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations and Reviews

In March 2007, the PUCT issued a Notice of Violation (NOV) stating that the PUCT Staff was recommending an enforcement action, including the assessment of administrative penalties, against EFH Corp. and certain affiliates for alleged market power abuse by its power generation affiliates and Luminant Energy in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. In September 2007, the PUCT issued a revised NOV in which the proposed administrative penalty amount was reduced from $210 million to $171 million. The revised NOV was necessary, according to the PUCT Staff, to correct calculation errors in the initial NOV. As revised, the NOV is premised upon the PUCT Staff’s allegation that Luminant Energy’s bidding behavior was not competitive and increased market participants’ costs of balancing energy by approximately $57 million, including approximately $19 million in incremental revenues to EFH Corp. A hearing requested by Luminant Energy to contest the alleged occurrence of a violation and the amount of the penalty in the NOV was scheduled to start in April 2008 but was stayed pending resolution of discovery disputes and Luminant Energy’s motion to dismiss, which was filed in November 2007. That motion was denied by the state administrative law judges, and in February 2008 the PUCT declined to hear Luminant Energy’s appeal of that denial. In March 2008, Luminant Energy submitted to the administrative law judges its motion for summary decision on the discrete legal issue of what the maximum lawful penalty calculation could be in this proceeding. In April 2008, PUCT Staff submitted its cross-motion on the same issue. In July 2008, the administrative law judges issued their order on the cross-motions for summary decision. The order held that the PUCT Staff’s proposed penalty calculation is unlawful and ruled partially in Luminant Energy’s favor, holding that the proper maximum penalty calculation should be based on the number of allegedly improper bid curves submitted to ERCOT during the relevant time period. The order also holds that a fact issue exists with respect to the number of bid curves submitted during the relevant period. Based upon this order and the PUCT Staff’s alleged number of bid curves, EFH Corp. believes that the maximum penalty would be less than $16 million. The PUCT Staff appealed the administrative law judges’ruling on this maximum penalty issue to the PUCT, and at the August 14, 2008 PUCT open meeting, the PUCT Commissioners determined that it was inappropriate to decide the issue of how to calculate the potential maximum penalty at this point in the case. Instead, the PUCT indicated that the maximum penalty issue should be determined as part of the final resolution of the entire proceeding, after a full hearing on the merits. EFH Corp. believes Luminant Energy’s conduct during the period in question was consistent with the PUCT’s rules and policies, and no market power abuse was committed. EFH Corp. is vigorously contesting the NOV. EFH Corp. is unable to predict the outcome of this matter.

In June 2008, the EPA issued a request for information to Luminant Energy under EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Luminant Energy is cooperating with the EPA and is responding in good faith to the EPA’s request. EFH Corp. is unable to predict the outcome of this matter.

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

Disposed TXU Gas operations — In connection with the TXU Gas transaction in October 2004, EFH Corp. agreed to indemnify Atmos Energy Corporation (Atmos), until October 1, 2014, for up to $500 million for any liability related to assets retained by TXU Gas, including certain inactive gas plant sites not acquired by Atmos Energy Corporation, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. The maximum aggregate amount that EFH Corp. may be required to pay is $1.9 billion. To date, EFH Corp. has not been required to make any payments to Atmos under any of these indemnity obligations, and no such payments are currently anticipated.

Residual value guarantees in operating leases — EFH Corp. or a subsidiary is the lessee under various operating leases that guarantee the residual values of the leased assets. At June 30, 2008, the aggregate maximum amount of residual values guaranteed was approximately $73 million with an estimated residual recovery of approximately $80 million. These leased assets consist primarily of mining equipment, rail cars and vehicles. The average life of the lease portfolio is approximately four years.

Indebtedness guarantee — In 1990, EFC Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. EFC Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. EFC Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by EFC Holdings. At June 30, 2008, the balance of the indebtedness was $113 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

See Note 7 for discussion of guarantees and security for certain EFH Corp. indebtedness.

Letters of Credit

At June 30, 2008, TCEH had outstanding letters of credit under its credit facilities totaling $1.629 billion as follows:

•	$1.221 billion to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support (and available to fund payment of) floating rate pollution control revenue bond debt of $204 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2014;

•	$127 million to support obligations under the lease agreement for an EFH Corp. office building, and

•	$73 million for miscellaneous credit support requirements.

Nuclear Insurance

As a result of the US Terrorism Risk Insurance Program Reauthorization Act of 2007 that was effective January 1, 2008, under the American Nuclear Insurers liability policy, the liability arising out of terrorist acts that was previously subject to one industry aggregate limit of $300 million is no longer subject to an aggregate limit.

9.	SHAREHOLDERS’ EQUITY

Equity Contributions

In the six months ended June 30, 2008, certain members of management and the board of directors of EFH Corp. and its subsidiaries committed to net equity contributions aggregating approximately $6.8 million in exchange for approximately 1.36 million shares of common stock in EFH Corp.

Dividend Restrictions

The indenture governing the EFH Corp. Senior Cash-Pay and Toggle Notes includes covenants that, among other things and subject to certain exceptions, restrict EFH Corp.’s ability to pay dividends or make other distributions in respect of its capital stock.

Shareholders’ Equity

The following table presents the changes to shareholders’ equity during the six months ended June 30, 2008.

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	$—	$8,279	$(1,360)	$(234)	$6,685
Net loss	—	—	(4,600)	—	(4,600)
Effects of employee stock-related activities	—	6	—	—	6
Other	—	1	—	—	1

Balance at June 30, 2008	$—	$8,286	$(5,960)	$(234)	$2,092

10.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table provides detail of commodity and other derivative contractual assets and liabilities as presented in the balance sheet:

	Successor June 30, 2008
	Commodity contracts	Cash flow hedges and other derivatives	Total — Balance Sheet amount
Assets:
Current assets	$5,929	$14	$5,943
Noncurrent assets	869	29	898

Total	$6,798	$43	$6,841

Liabilities:
Current liabilities	$7,175	$250	$7,425
Noncurrent liabilities	7,886	99	7,985

Total	$15,061	$349	$15,410

Net assets (liabilities)	$(8,263)	$(306)	$(8,569)

	Successor December 31, 2007
	Commodity contracts	Cash flow hedges and other derivatives	Total — Balance Sheet amount
Assets:
Current assets	$1,118	$11	$1,129
Noncurrent assets	239	5	244

Total	$1,357	$16	$1,373

Liabilities:
Current liabilities	$1,042	$104	$1,146
Noncurrent liabilities	2,232	221	2,453

Total	$3,274	$325	$3,599

Net assets (liabilities)	$(1,917)	$(309)	$(2,226)

In connection with the adoption of FIN 39-1 in the first quarter of 2008 (see Note 1), EFH Corp. changed the presentation of its mark-to-market positions to report the assets and liabilities on a gross basis instead of on a net basis. This presentation can result in significant volatility in commodity contract assets and liabilities because EFH Corp. enters into positions with the same counterparties that result in both assets and liabilities, and the underlying commodity prices can change significantly from period to period. The December 31, 2007 amounts shown in the table above for commodity contract current assets and current liabilities, as well as the amounts shown for total current assets and total current liabilities, reflect a correcting adjustment to decrease such amounts by $256 million as compared to amounts reported in the first quarter of 2008. The net liability position as shown in the table is unchanged, and the adjustment made in the current disclosure has no impact on reported earnings, shareholders’ equity or cash flows. Management believes the effect of this adjustment to prior period amounts is immaterial to previously issued financial statements.

Margin deposits net assets of $2.559 billion and $445 million under master netting arrangements at June 30, 2008 and December 31, 2007, respectively, were not netted with derivative assets and liabilities since EFH Corp. has elected to present the amounts of derivative assets and liabilities on a gross basis in the balance sheet as provided in FIN 39-1. See discussion in Note 1 under “Changes in Accounting Standards.”

Commodity Contract Assets and Liabilities

Commodity contract assets and liabilities primarily represent fair values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133. These instruments are marked-to-market in net income and reported in the income statement in net losses from commodity hedging and trading activities.

Results for the three months ended June 30, 2008 and 2007 include net “day one” losses of $39 million and $37 million, respectively. Results for the six months ended June 30, 2008 and 2007 include net “day one” losses of $58 million and $134 million, respectively, primarily associated with commodity contracts entered into at below market prices. Substantially all of these amounts represent losses associated with related series of transactions involving natural gas financial instruments intended to hedge exposure to future changes in electricity prices. The losses are reported in the income statement in net losses from commodity hedging and trading activities, consistent with other mark-to-market hedging and trading gains and losses, and are included in the results of the Competitive Electric segment.

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

A summary of transactions comprising cash flow hedge and other derivative assets and liabilities follows:

	Successor
	June 30, 2008	December 31, 2007
Current and noncurrent assets:
Interest rate swaps (a)	$21	$8
Commodity-related cash flow hedges	22	8

Total	$43	$16

Current and noncurrent liabilities:
Interest rate swaps (a)	$334	$324
Commodity-related cash flow hedges	15	1

Total	$349	$325

(a)	June 30, 2008 amount includes $278 million in net liabilities related to interest rate hedges on $15.05 billion principal amount of debt and $1 million in net liabilities related to interest rate basis swaps on $2.1 billion principal amount of debt, both entered into after the Merger, and $34 million in net liabilities related to swaps existing at the time of the Merger.

Other Cash Flow Hedge Information — EFH Corp. experienced cash flow hedge ineffectiveness of $2 million and $4 million in net losses for the three and six month periods ended June 30, 2008, respectively. For the corresponding periods of 2007, the amounts were $1 million and $113 million in net gains, respectively. These amounts are pretax and are reported in the income statement in net losses from commodity hedging and trading activities.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled $2 million and $4 million in net losses for the three and six month periods ended June 30, 2008, respectively, and $5 million in net losses and $94 million in net gains for the three and six month periods ended June 30, 2007, respectively.

Accumulated other comprehensive income related to cash flow hedges at June 30, 2008 totaled $178 million in net losses (after-tax), substantially all of which relates to interest rate swaps. EFH Corp. expects that $111 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of June 30, 2008 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

11.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three and six months ended June 30, 2008 and 2007 are comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Components of net pension costs:
Service cost	$7	$9	$16	$20
Interest cost	29	36	66	71
Expected return on assets	(32)	(38)	(76)	(79)
Prior service cost	—	—	—	1
Net loss	—	6	—	10

Net pension cost	4	13	6	23

Components of net OPEB costs:
Service cost	3	4	5	6
Interest cost	15	14	30	27
Expected return on assets	(5)	(5)	(10)	(10)
Net transition obligation	—	1	—	1
Prior service cost	—	(1)	—	(2)
Net loss	2	3	6	13

Net OPEB cost	15	16	31	35

Net pension and OPEB costs	19	29	37	58
Less amounts deferred principally as a regulatory asset or property	(11)	(17)	(22)	(29)

Net amounts recognized as expense	$8	$12	$15	$29

The discount rate reflected in net pension and OPEB costs in 2008 is 6.55%. The expected rate of return on plan assets reflected in the 2008 cost amounts is 8.25% for the pension plan and 7.90% for the OPEB plan.

In 2008, EFH Corp. will not record any amortization of the estimated net loss and prior service cost for the defined benefit pension plans as well as amortization of the estimated net loss, prior service credit and net transition obligation for the OPEB plans from accumulated other comprehensive income into net periodic benefit cost. This accounting is the result of EFH Corp. eliminating accumulated other comprehensive income as a result of purchase accounting for the Merger, and as a result, being within the SFAS 158 guidelines under which amortization of accumulated other comprehensive income is not required until the accumulated other comprehensive income balance exceeds 10% of the benefit obligation.

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

At June 30, 2008, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Successor
	Level 1	Level 2	Level 3	Reclassification (a)	Total
Assets:
Commodity-related contracts	$3,027	$3,474	$282	$37	$6,820
Interest rate swaps	—	21	—	—	21
Nuclear decommissioning trust (b)	143	313	—	—	456
Salary deferral plan investments (b)	12	63	—	—	75

Total assets	$3,182	$3,871	$282	$37	$7,372

Liabilities:
Commodity-related contracts	$3,351	$10,867	$821	$37	$15,076
Interest rate swaps	—	334	—	—	334

Total liabilities	$3,351	$11,201	$821	$37	$15,410

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.

(b)	EFH Corp.’s nuclear decommissioning trust and salary deferral plan investments are included in the Investments line on the balance sheet.

Commodity-related contracts consist primarily of natural gas and electricity derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales under SFAS 133.

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

The following table presents the changes in fair value of EFH Corp.’s Level 3 assets and liabilities (all related to commodity contracts) for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period (net liability)	$(272)	$(173)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	(83)	(128)
Included in other comprehensive income	14	15
Purchases, sales, issuances and settlements (net) (b)	(154)	(137)
Net transfers in and/or out of Level 3 (c)	(44)	(116)

Balance at June 30, 2008 (net liability)	$(539)	$(539)

Net change in unrealized gains (losses) included in net income relating to instruments held at June 30, 2008 (a)	$(228)	$(276)

(a)	Substantially all changes in values of commodity-related contracts are reported in the income statement in net losses from commodity hedging and trading activities.

(b)	Settlements represent amounts included in the beginning balance for the period.

(c)	Includes transfers due to changes in the observability of significant inputs. Amounts transferred in and/or out represent June 30, 2008 values.

13.	RELATED PARTY TRANSACTIONS

In the three and six months ended June 30, 2008, EFH Corp. accrued $9 million and $18 million, respectively, of an annual management fee of $35 million under terms of a Management Agreement with the Sponsor Group. The fee is reported as SG&A expense in Corporate and Other activities.

At the closing of the Merger, TCEH entered into the TCEH Senior Secured Facilities and Oncor entered into a revolving credit facility, each with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of GS Capital Partners have from time to time engaged in commercial banking and financial advisory transactions with EFH Corp. in the normal course of business.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues:
Competitive Electric	$2,567	$2,049	$4,550	$4,052
Regulated Delivery	626	589	1,241	1,207
Corporate and Other	7	12	17	23
Eliminations	(249)	(245)	(503)	(522)

Consolidated	$2,951	$2,405	$5,305	$4,760

Regulated revenues included in operating revenues:
Competitive Electric	$—	$—	$—	$—
Regulated Delivery	626	589	1,241	1,207
Corporate and Other	—	—	—	—
Eliminations	(241)	(232)	(484)	(497)

Consolidated	$385	$357	$757	$710

Affiliated revenues included in operating revenues:
Competitive Electric	$2	$2	$4	$3
Regulated Delivery	241	232	484	497
Corporate and Other	6	11	15	22
Eliminations	(249)	(245)	(503)	(522)

Consolidated	$—	$—	$—	$—

Income (loss) from continuing operations:
Competitive Electric	$(3,257)	$131	$(4,474)	$(340)
Regulated Delivery	85	54	170	140
Corporate and Other	(159)	(75)	(296)	(188)

Consolidated	$(3,331)	$110	$(4,600)	$(388)

15.	SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues
Regulated	$626	$589	$1,241	$1,207
Unregulated	2,574	2,061	4,567	4,075
Intercompany sales eliminations – regulated	(241)	(232)	(484)	(497)
Intercompany sales eliminations – unregulated	(8)	(13)	(19)	(25)

Total operating revenues	2,951	2,405	5,305	4,760

Fuel, purchased power and delivery fees – unregulated (a)	(1,416)	(739)	(2,237)	(1,404)
Net losses from commodity hedging and trading activities	(4,727)	(383)	(6,293)	(1,069)
Operating costs – regulated	(208)	(207)	(407)	(402)
Operating costs – unregulated	(182)	(161)	(341)	(312)
Depreciation and amortization – regulated	(121)	(114)	(242)	(234)
Depreciation and amortization – unregulated	(269)	(86)	(543)	(169)
Selling, general and administrative expenses – regulated	(43)	(49)	(83)	(90)
Selling, general and administrative expenses – unregulated	(204)	(178)	(381)	(357)
Franchise and revenue-based taxes – regulated	(58)	(60)	(119)	(121)
Franchise and revenue-based taxes – unregulated	(23)	(29)	(48)	(55)
Other income	15	16	29	45
Other deductions	(26)	(122)	(42)	(891)
Interest income	8	17	13	35
Interest expense and other charges	(831)	(221)	(1,674)	(418)

Income (loss) from continuing operations before income taxes	$(5,134)	$89	$(7,063)	$(682)

(a)	Includes unregulated cost of fuel consumed of $456 million and $245 million for the three months ended June 30, 2008 and 2007, respectively, and $782 million and $477 million for the six months ended June 30, 2008 and 2007, respectively. The balance represents energy purchased for resale and delivery fees net of intercompany eliminations.

Stock-Based Compensation

Under the terms of the 2007 Stock Incentive Plan, options to purchase 17 million and 25 million shares of EFH Corp. common stock were issued to certain EFH Corp. management employees, directors and consultants in the three and six months ended June 30, 2008, respectively. The options provide the holder the right to purchase EFH Corp. common stock for $5.00 per share, which was the fair market value at grant date. Vested awards must be exercised within 10 years of the grant date. The terms of the options were fixed at grant date. Options to purchase 2 million shares were forfeited during the three months ended June 30, 2008.

In addition, 260,000 and 860,000 restricted shares of EFH Corp. common stock were granted in the three and six months ended June 30, 2008, respectively, and 440,000 shares of EFH Corp. common stock were awarded as compensation in the three months ended June 30, 2008 to EFH Corp. management employees and directors. Regarding restricted shares, 32,500 and 65,000 vested in the three and six months ended June 30, 2008, respectively.

Expenses recognized for options granted totaled $4.1 million and $6.6 million for the three and six month periods ended June 30, 2008, respectively. Expenses recognized for share awards (restricted and unrestricted) totaled $3.0 million and $3.3 million for the three and six months ended June 30, 2008, respectively.

Interest Expense and Related Charges

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest	$854	$237	$1,724	$452
Amortization of fair value debt discounts resulting from purchase accounting	19	—	36	—
Amortization of debt issuance costs, premiums and discounts	31	8	63	12
Capitalized interest, primarily related to generation facility and regulated utility asset construction	(73)	(24)	(149)	(46)

Total interest expense and related charges	$831	$221	$1,674	$418

Restricted Cash

	Successor
	At June 30, 2008		At December 31, 2007
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 7)	$—	$1,250	$—	$1,250
Amounts related to margin deposits held	179	—	—	—
Pollution control revenue bond funds held by trustee (See Note 7)	—	—	—	29
Amounts related to securitization (transition) bonds	48	17	56	17

Total restricted cash	$227	$1,267	$56	$1,296

Inventories by Major Category

	Successor
	June 30, 2008	December 31, 2007
Materials and supplies	$194	$174
Fuel stock	145	138
Natural gas in storage	84	93

Total inventories	$423	$405

Investments

	Successor
	June 30, 2008	December 31, 2007
Nuclear decommissioning trust	$456	$484
Assets related to employee benefit plans, including employee savings programs, net of distributions	223	306
Land	44	44
Note receivable from Capgemini	25	25
Investment in unconsolidated affiliates	2	2
Wind investment project	3	3
Miscellaneous other	4	4

Total investments	$757	$868

Property, Plant and Equipment

As of June 30, 2008 and December 31, 2007, property, plant and equipment of $29.4 billion and $28.7 billion, respectively, is stated net of accumulated depreciation and amortization of $4.8 billion and $4.1 billion, respectively. Property, plant and equipment was fair-valued in connection with purchase accounting for the Merger. As a result of cost-based regulatory rate-setting processes, the book value of the majority of Oncor’s assets and liabilities effectively represent fair value, and no adjustments to those regulated assets or liabilities were recorded.

Asset Retirement Obligations

Asset retirement obligations primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of Oncor’s rates.

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the balance sheet, during the six months ended June 30, 2008:

Successor
Asset retirement liability at January 1, 2008	$773
Additions:
Accretion and incremental reclamation costs (a)	26
Reductions:
Mining reclamation payments	(10)

Asset retirement liability at June 30, 2008	$789

(a)	Includes $2 million related to a new mine under development.

Regulatory Assets and Liabilities

	Successor
	June 30, 2008	December 31, 2007
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$919	$967
Employee retirement costs	266	265
Self insurance reserve (primarily storm recovery costs)	166	149
Securities reacquisition costs	101	105
Recoverable deferred income taxes — net	81	84
Nuclear decommissioning cost under-recovery	34	—
Employee severance costs	20	20
Other	6	3

Total regulatory assets	1,593	1,593

Regulatory liabilities
Credit due REPs under PUCT stipulation	72	72
Committed spending for demand side management initiatives	99	100
Investment tax credit and protected excess deferred taxes	51	55
Over-collection of securitization (transition) bond revenues	31	34
Nuclear decommissioning cost over-recovery	—	13
Other regulatory liabilities	16	14

Total regulatory liabilities	269	288

Net regulatory assets	$1,324	$1,305

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $949 million and $997 million at June 30, 2008 and December 31, 2007, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately eight years. As part of purchase accounting, the carrying value of the generation-related regulatory assets was reduced by $213 million, and this amount is being accreted to other income over the approximate nine-year recovery period remaining as of the date of the Merger.

Other regulatory assets totaling $502 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	Successor
	June 30, 2008	December 31, 2007
Unfavorable purchase and sales contracts	$741	$751
Uncertain tax positions (including accrued interest)	2,041	1,939
Asset retirement obligations	789	773
Retirement plan and other employee benefits	1,003	1,076
Other	137	111

Total other noncurrent liabilities and deferred credits	$4,711	$4,650

Unfavorable Purchase and Sales Contracts — Unfavorable purchase and sales contracts primarily represent the extent to which contracts on a net basis were unfavorable to market prices at the Merger date. These are contracts for which: 1) TCEH has made the “normal” purchase or sale election allowed or 2) the contract did not meet the definition of a derivative under SFAS 133. Under purchase accounting, TCEH recorded the value as of October 10, 2007 as a deferred credit. Amortization of the deferred credit related to unfavorable contracts is primarily on a straight-line basis, which approximates the economic realization, and is recorded as revenues or a reduction of purchased power costs as appropriate. The amortization amount totaled $6 million and $13 million in the three and six months ended June 30, 2008, respectively. Favorable purchase and sales contracts are recorded as intangible assets (see Note 3).

The estimated amortization of unfavorable purchase and sales contracts for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Successor Amount
2008	$30
2009	28
2010	27
2011	27
2012	27

Uncertain Tax Positions — EFH Corp. filed a claim in 2006 for refund of income taxes and related interest paid in 2005 associated with IRS audits of 1993 and 1994 tax returns of a discontinued operation. Upon adoption of FIN 48 in 2007, the expected refund was accounted for as a reduction of noncurrent liabilities related to uncertain tax positions. EFH Corp. believes it is reasonably possible this claim could be settled, including approval by the Joint Committee on Taxation, within the next 12 months. The recording of the receipt of the refund, which is expected to total approximately $100 million, is not expected to have a material effect on EFH Corp.’s net income. The carrying amount related to the claim, which is classified as a current income tax receivable as of June 30, 2008, includes $43 million of tax and $51 million of interest.

Supplemental Cash Flow Information

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash payments related to:
Interest paid	$1,724	$432
Capitalized interest	(149)	(46)

Interest paid (net of capitalized interest)	1,575	386
Income taxes	33	214
Noncash investing and financing activities:
Noncash construction expenditures (a)	138	213
Capital leases	9	—

(a)	Represents end-of-period accruals.

16.	SUBSEQUENT EVENTS

Expected Impairment of Certain Intangible Assets

In March 2005, the EPA issued regulations called the Clean Air Interstate Rule (CAIR) for 28 states, including Texas, where EFH Corp.’s generation facilities are located. CAIR required reductions of sulfur dioxide and nitrogen oxide emissions from power generation facilities in such states. The sulfur dioxide reductions were beyond the reductions required under the Clean Air Act’s existing acid rain cap-and-trade program (the Acid Rain Program). CAIR also established a new regional cap-and-trade program for nitrogen oxide emissions reductions.

In July 2008, the United States Court of Appeals for the D.C. Circuit (the Court) invalidated CAIR. The Court did not overturn the existing cap-and-trade program for sulfur dioxide reductions under the Acid Rain Program.

Based on the Court’s ruling as it stands, EFH Corp. expects to record a non-cash impairment charge to earnings in the third quarter of 2008. EFH Corp. expects to impair nitrogen oxide allowances in the amount of up to approximately $400 million (before deferred income tax benefit). As a result of the Court’s decision, nitrogen oxide allowances are no longer expected to be needed and, thus, there is not likely to be an actively traded market for such allowances. Consequently, the nitrogen oxide allowances held by EFH Corp. are likely to have very little value. In addition, EFH Corp. expects to impair sulfur dioxide allowances in the amount of up to approximately $200 million (before deferred income tax benefit). While the Court did not invalidate the Acid Rain Program, EFH Corp. now expects to have more sulfur dioxide allowances than it will need to comply with the Acid Rain Program. While there continues to be a market for sulfur dioxide allowances, the Court’s decision has resulted in a material decrease in the market price of sulfur dioxide allowances since the more stringent rules proposed by CAIR are now not expected to take effect. Nitrogen oxide and sulfur dioxide emission allowances held by EFH Corp., substantially all of which were granted to EFH Corp. by the EPA, were recorded as intangible assets at fair value in connection with purchase accounting for EFH Corp.’s merger transaction in October 2007.

At this time EFH Corp. cannot predict the outcome of the Court’s decision, including what action the EPA will take in response to the Court’s decision or the timing of such action.

Oncor Minority Interest Sale

On August 12, 2008, Oncor entered into a Contribution and Subscription Agreement (Contribution Agreement), with Texas Transmission Investment LLC (Buyer), an entity indirectly owned by a private investment group led by the OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation Pte Ltd., acting through its private equity and infrastructure subsidiary GIC Special Investments Pte Ltd., pursuant to which Oncor agreed to issue and sell between 19.75% and 19.97% of its equity interests to the Buyer (Issuance).

The consideration for the equity interests to be issued and sold to the Buyer in the Issuance will be approximately $1.254 billion (assuming the purchase by the Buyer of a 19.75% equity interest in Oncor). At the closing of the Issuance, Oncor also expects to offer and sell up to 0.22% of its outstanding equity interests to certain members of Oncor’s management team (Management Equity Offering). Accordingly, immediately after the closing of the Issuance and the Management Equity Offering, EFH Corp. will indirectly own 80.03% of Oncor, Oncor management will own approximately 0.22% of Oncor and the Buyer will own approximately 19.75% of Oncor. The Buyer will purchase any portion of the 0.22% of Oncor’s outstanding equity interests not purchased in the Management Equity Offering, with a pro rata increase in the aggregate purchase price to be paid by the Buyer.

The obligation of the Buyer to consummate the Issuance is not subject to any financing covenants or conditions. The proceeds received by Oncor from the Buyer upon completion of the Issuance and the Management Equity Offering are expected to be distributed to EFH Corp. Under the terms of EFH Corp.’s credit facilities, upon such distribution, EFH Corp. must repay all outstanding intercompany loans from TCEH. As of June 30, 2008, $468 million of such intercompany loans were outstanding. Regarding any excess proceeds, EFH Corp. may retain the funds for general corporate purposes, use the funds for repayment of debt, use the funds for certain investments, or contribute the funds to TCEH to be used for the same purposes.

Each of the parties’ obligations to complete the Issuance are subject to various conditions, including, among others the following: (i) the determination by the Committee on Foreign Investment in the United States (CFIUS) that the transactions contemplated by the Contribution Agreement are not subject to Section 721 of the Defense Production Act of 1950, as amended, or the determination by CFIUS that there are no unresolved national security concerns with respect to such transactions and action under Section 721 is therefore concluded, or receipt of notice that the President of the United States will not act to prohibit, suspend or otherwise prevent such transactions, (ii) the receipt by the Buyer of an irrevocable and legally binding equity commitment from an additional third-party investor to acquire between 1% and 5% (up to approximately $63 million) of the capital stock and shareholder debt of Buyer’s direct parent and (iii) the confirmation that, as of completion of the Issuance, certain of the Buyer’s indirect investors do not own certain direct or indirect equity interests in EFH Corp. EFH Corp. currently expects that the Issuance will close in the fourth quarter of 2008; however, there can be no assurance that the Issuance will be completed.

The Contribution Agreement may be terminated: (i) by mutual consent of the parties if the Issuance has not occurred by December 31, 2008 or (ii) by either Oncor or the Buyer, as the case may be, upon certain material breaches of the terms of the Contribution Agreement by the other party.

In connection with the proposed issuance to Buyer, Oncor, Buyer, EFH Corp. and certain other subsidiaries of EFH Corp. have agreed to enter into several other agreements at the closing, each in the respective form attached as an exhibit to the Contribution Agreement. These agreements will, among other things, establish the parties’ respective governance and other rights in respect of their direct and indirect ownership interest in Oncor.

In accordance with applicable securities laws, the equity interests in Oncor issued to the Buyer in the Issuance will be restricted securities and will be issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D thereunder.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Holdings Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Energy Future Holdings Corp. and subsidiaries (“EFH Corp.”) as of June 30, 2008, and the related condensed statements of consolidated income (loss) and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of EFH Corp.’s management.

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

As discussed in Note 1 to the condensed consolidated financial statements, EFH Corp. reclassified the results of its commodity hedging and trading activities.

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

Dallas, Texas August 14, 2008

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

The Regulated Delivery segment includes the activities of Oncor, as described above, its wholly-owned bankruptcy-remote financing subsidiary and certain 2007 revenues and costs associated with installation of equipment that will facilitate Oncor’s technology initiatives designed to improve system reliability.

See Note 14 to Financial Statements for further information regarding reportable business segments.

Significant Activities and Events

Long-Term Hedging Program — EFH Corp. has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of EFH Corp. have entered into market transactions involving natural gas-related financial instruments. As of July 31, 2008, these subsidiaries have effectively sold forward approximately 2.4 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 320,000 GWh at an assumed 7.5 MMBtu/MWh market heat rate) over the period from 2008 to 2014 at average annual sales prices ranging from $7.25 per MMBtu to $8.25 per MMBtu. EFH Corp. currently expects to hedge approximately 80% of the equivalent natural gas price exposure of its expected baseload generation output on a rolling five-year basis. For the period from 2008 to 2014, and taking into consideration the estimated portfolio impacts of TXU Energy’s retail electricity business, the hedging transactions described in the previous sentence result in EFH Corp. having effectively hedged approximately 83% of its expected baseload generation natural gas price exposure for such period (on an average basis for such period). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices. If market heat rates decline in the future, which would indicate a lessening of such correlation, EFH Corp. expects that the cash flows targeted under the long-term hedging program may not be achieved.

In the second quarter of 2008, EFH Corp. entered into related put and call transactions (referred to as collars), primarily for outer years of the program, that effectively hedge natural gas prices within a range. These transactions represented approximately 5% of the positions in the program at July 31, 2008, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. EFH Corp. expects to employ both collars and, as has been the case, swap transactions for future hedging activity under its long-term hedging program. Under the terms of the collars, if forward natural gas prices are lower than the floor price, unrealized mark-to-market gains related to the hedges would be recognized in net income, and if forward prices are higher than the ceiling price, unrealized mark-to-market losses related to the hedges would be recognized in net income.

Prior to March 2007, a significant portion of the instruments under the long-term hedging program were designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as allowed under SFAS 133. Subsequent changes in the fair value of these instruments are being recorded as unrealized gains and losses in net income, which has and could continue to result in significantly increased volatility in reported net income. Based on the size of the long-term hedging program as of June 30, 2008, a $1.00/MMBtu change in natural gas prices across the period from 2008 through 2014 would result in the recognition by EFH Corp. of up to approximately $2.4 billion in pretax unrealized mark-to-market gains or losses.

Reported unrealized mark-to-market losses associated with the long-term hedging program were significant in the three and six months ended June 30, 2008 ($4.7 billion and $6.1 billion, respectively) due to increasing forward natural gas prices. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. The cumulative unrealized mark-to-market net losses related to positions in the long-term hedging program totaled $1.8 billion at December 31, 2007, $7.9 billion at June 30, 2008 and $3.6 billion at July 31, 2008. These values can change materially as market conditions change.

See Note 10 to Financial Statements for discussion of certain long-dated hedging transactions involving natural gas-related financial instruments that resulted in “day one” losses totaling $39 million and $63 million in the three months ended June 30, 2008 and 2007, respectively, and $58 million and $160 million in the six months ended June 30, 2008 and 2007, respectively. The “day one” losses essentially represent the cost to transact these positions given their size and long dating.

As of June 30, 2008, more than 95% of the long-term hedging transactions were secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility - see discussion below under “Liquidity And Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

Interest Rate Hedges — TCEH has entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $15.05 billion principal amount of its senior secured debt maturing from 2009 to 2014. Taking into consideration these swap transactions, approximately 15% of EFH Corp.’s total long-term debt portfolio at June 30, 2008 is exposed to variable interest rate risk. The cumulative unrealized mark-to-market net losses related to these interest rate swaps (reported in other comprehensive income) totaled $280 million at December 31, 2007 and $278 million at June 30, 2008 due to changes in market interest rates. These fair values can change materially as market conditions change. See Note 7 to Financial Statements for additional discussion of these swaps.

Sale of Oncor Minority Interest — On August 12, 2008, Oncor entered into an agreement to sell an approximate 20% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. Under the agreement, the investor group will pay approximately $1.254 billion for an approximate 19.75% minority interest in Oncor.

The transaction will be reviewed by the Committee on Foreign Investment in the United States, and will only close once that process is complete. EFH Corp. and Oncor have also informed the PUCT, FERC, and state and federal lawmakers of the transaction. See Note 16 to Financial Statements for additional information.

Environmental Regulatory Matters — See discussion in Note 16 to Financial Statements regarding the invalidation of the EPA’s Clean Air Interstate Rule and the related anticipated impairment of intangible assets representing nitrogen oxide and sulfur dioxide emission allowances in the third quarter of 2008.

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

Under an agreement between Oncor and CURRENT Communications of Texas, LP (Current), in May 2008 Oncor acquired Current’s existing broadband over powerline (BPL) based “Smart Grid” network assets in Oncor’s service territory for $90 million in cash. These network assets include BPL equipment and technology such as fiber optics, embedded sensors and software analytics that are intended to enable Oncor to better monitor its electricity distribution network over up to one-sixth of its service territory. The network assets also included certain finished goods inventory and additional components. In connection with the transaction, Oncor also agreed to purchase software licenses and maintenance and operation services from an affiliate of Current for a three-year period for approximately $35 million, including $25 million paid at the closing of the transaction. In addition, Oncor may, at its option, purchase additional equipment and utilize additional services from Current that would allow Oncor to expand the BPL network to up to one-half of its service territory.

Oncor Refund to Customers — Oncor expects to provide a one-time $72 million refund to its REP customers in September 2008. The refund was a commitment made by Oncor in connection with the PUCT’s review of the Merger and was recorded as a regulatory liability in the fourth quarter 2007 as part of purchase accounting. The refund will be in the form of a credit on distribution fee billings.

While the refund will be provided to REPs, the intent is that it will be passed through to end-use retail consumers, and only those REPs that agree to do so will receive their portion of the credit. Funds allocated to those REPs that do not agree to pass on the refunds will be redistributed to the other customers served by REPs agreeing to pass on the refunds to ensure that the entire $72 million is refunded. To qualify, a retail customer must have been an electricity customer in the Oncor territory during December 2007 and still be served at the same location by a REP that agrees to pass on the refund. Commercial and industrial customers will also receive a portion of the $72 million refund, although it will be based on their individual usage during calendar year 2007.

Oncor Matters with the PUCT — See discussion below under “Regulation and Rates”.

Texas Generation Facilities Development — Luminant is developing three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in the state of Texas with a total estimated capacity of approximately 2,200 MW. Agreements have been executed with EPC contractors to engineer and construct the units; design and procurement activities for the three units are essentially complete, and construction is well underway. Air permits for construction of all three units have been obtained. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $2.3 billion was incurred as of June 30, 2008. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $5.0 billion upon completion of the units. The expected commercial operation dates of the units remain as follows: Sandow in 2009 and Oak Grove’s two units in 2009 and 2010. See discussion in Note 8 to Financial Statements under “Litigation Related to Generation Development” regarding pending litigation related to the new units.

The development program includes up to $500 million for investments in state-of-the-art emissions controls for the three new units. The development program also includes an environmental retrofit program under which Luminant will install additional environmental control systems at its existing generation facilities. Estimated capital expenditures associated with these additional environmental control systems total approximately $1.0 billion to $1.3 billion. Luminant has not yet completed all detailed cost and engineering studies for the additional environmental systems, and the cost estimates could materially change as Luminant determines the details of and further evaluates the engineering and construction costs related to these investments.

PRESENTATION AND ANALYSIS OF RESULTS

The accompanying condensed statements of consolidated income (loss) and cash flows are presented for four periods: three and six months ended June 30, 2008 (Successor) and three and six months ended June 30, 2007 (Predecessor), which relate to periods after and before the Merger, respectively. While the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the application of purchase accounting for the Merger, the effects of purchase accounting on the results of the Successor are discussed in the comparison of results for the 2008 and 2007 periods.

See Note 1 to Financial Statements under “Basis of Presentation” for discussion of a change in classification of results from commodity hedging and trading activities.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

RESULTS OF OPERATIONS

EFH Corp. Consolidated Financial Results — Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

EFH Corp.’s operating revenues increased $546 million, or 23%, to $2.951 billion in 2008 as shown in the table below:

	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Competitive Electric segment:
Total retail electricity revenues	$1,590	$1,440
Wholesale electricity revenues	1,037	535
Wholesale balancing activities	(148)	—
Amortization of intangibles (a)	(11)	—
Other operating revenues	99	74

Total Competitive Electric segment	2,567	2,049
Regulated Delivery segment	626	589
Net intercompany eliminations	(242)	(233)

Total consolidated revenues	$2,951	$2,405

(a)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

•

Operating revenues in the Competitive Electric segment increased $518 million, or 25%, to $2.567 billion. The increase reflects $502 million in higher wholesale electricity revenues, due to higher prices (driven by higher natural gas prices) and volumes, and $150 million in higher retail electricity revenues, driven by higher volumes.

•

Operating revenues in the Regulated Delivery segment increased $37 million, or 6%, to $626 million driven by higher average consumption, primarily due to warmer than normal weather in 2008 and cooler than normal weather in 2007, and higher distribution and transmission tariffs.

•	Net intercompany sales eliminations increased $9 million, reflecting an increase in sales by Oncor to REP subsidiaries of TCEH.

Fuel, purchased power costs and delivery fees increased $677 million, or 92%, to $1.416 billion. The increase was driven by purchased power costs, reflecting increased volumes and the effect of higher natural gas prices on wholesale power prices. Higher costs also reflect increased utilization of natural gas-fueled generation facilities. The increase also reflects $77 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. See additional discussion below in the analysis of Competitive Electric segment results of operations.

The $4.344 billion increase in net losses from commodity hedging and trading activities reflects unrealized mark-to-market net losses totaling $4.799 billion in 2008, driven by the effect of increasing forward market prices of natural gas on positions in the long-term hedging program, compared to $418 million in such net losses in 2007. See discussion above under “Long-Term Hedging Program” and below in the analysis of Competitive Electric segment results of operations.

Operating costs increased $22 million, or 6%, to $390 million.

•

Operating costs in the Competitive Electric segment increased $22 million, or 14%, to $184 million primarily reflecting higher maintenance costs related to the timing and scope of baseload generation facility outages.

•

Operating costs in the Regulated Delivery segment increased $1 million, or less than 1%, to $208 million, driven by several factors as discussed in the analysis of Regulated Delivery segment results of operations.

Depreciation and amortization increased $190 million to $390 million. The increase includes $159 million of incremental depreciation expense resulting from stepped-up property, plant and equipment values and $15 million in incremental amortization expense largely related to the intangible value of retail customer relationships, both recorded in connection with purchase accounting and substantially all in the Competitive Electric segment. The remaining increase primarily reflects normal additions and replacements of property.

SG&A expenses increased $20 million, or 9%, to $247 million in 2008.

•	SG&A expenses in the Competitive Electric segment increased $16 million, or 10%, to $171 million, primarily due to higher expenses in the retail operations.

•

SG&A expenses in the Regulated Delivery segment decreased $8 million, or 16%, reflecting nonrecurring rebranding costs in 2007 and the absence of $2 million of fees related to the sales of accounts receivable program.

•	Corporate and Other SG&A expenses increased $12 million, or 57%, to $33 million due primarily to Sponsor management fees of $9 million.

Other income totaled $15 million in 2008 and $16 million in 2007. The 2008 amount includes $11 million in accretion of the fair value adjustment to certain regulatory assets due to purchase accounting, and the 2007 amount includes $11 million of amortization of a deferred gain on sale of a business that was eliminated in purchase accounting. Other deductions totaled $26 million in 2008 and $122 million in 2007. The 2007 amount includes charges of $82 million related to the canceled development of eight coal-fueled generation units. See Note 5 to Financial Statements for details of other income and deductions.

Interest expense and related charges increased $610 million to $831 million in 2008 reflecting $467 million due to higher average borrowings, driven by the Merger-related financings, and $192 million in higher average interest rates, including $19 million of amortization of debt fair value discount resulting from purchase accounting, partially offset by $49 million in increased capitalized interest.

Income tax benefit on pretax losses totaled $1.803 billion in 2008 compared to income tax benefit of $21 million on income from continuing operations in 2007. The 2007 amount includes a deferred tax benefit of $51 million related to an amendment of the Texas margin tax by the Texas legislature. Excluding the effect of this 2007 item, the effective income tax rates were 35.1% on a loss in 2008 compared to 33.7% on income in 2007. (The unusual deferred tax benefit in 2007 distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion). The effective rates reflect the application of EFH Corp.’s statutory tax rate to the unrealized mark-to-market net losses in 2007 and 2008. The increase in the effective tax rate is driven by the 2007 effect of production deduction, lignite depletion and investment tax credit amortization benefits on a small income base, and also reflects lower interest accrued in 2008 related to uncertain tax positions as a result of lower interest rates. These effects were partially offset by the absence in 2008 of production deduction benefits due to net operating losses and, as a result of purchase accounting, the absence in 2008 of investment tax credit amortization related to unregulated operations.

Results from continuing operations (an after-tax measure) decreased $3.441 billion to a loss of $3.331 billion in 2008.

•

Results in the Competitive Electric segment decreased $3.388 billion to a loss of $3.257 billion driven by significantly higher unrealized mark-to-market losses on positions in the long-term hedging program, higher net interest expense and the effects of purchase accounting.

•

Earnings in the Regulated Delivery segment increased $31 million to $85 million primarily driven by higher revenues and reflecting higher other income, which included the effects of purchase accounting.

•

Corporate and Other net expenses totaled $159 million in 2008 and $75 million in 2007. The amounts in 2008 and 2007 include recurring interest expense on outstanding debt and notes and advances from subsidiaries, as well as corporate general and administrative expenses. The increase of $84 million reflects (all amounts are after-tax):

•	a $49 million increase in net interest expense, driven by issuance of Merger-related debt;

•	a $21 million deferred tax benefit in 2007 related to the Texas Margin tax;

•	an $8 million increase in SG&A expense as discussed above, and

•	$8 million in lower other income reflecting the absence, due to purchase accounting, of amortization of a gain on the sale of a business,

partially offset by:

•	a $5 million write off in 2007 of deferred costs associated with a cancelled joint venture, and

•	$4 million in financial advisory, legal and other professional fees in 2007 related to the Merger.

EFH Corp. Consolidated Financial Results — Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

EFH Corp.’s operating revenues increased $545 million, or 11%, to $5.305 billion in 2008 as shown in the table below:

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Competitive Electric segment:
Total retail electricity revenues	$2,921	$2,904
Wholesale electricity revenues	1,663	982
Wholesale balancing activities	(184)	9
Amortization of intangibles (a)	(41)	—
Other operating revenues	191	157

Total Competitive Electric segment	4,550	4,052
Regulated Delivery segment	1,241	1,207
Net intercompany eliminations	(486)	(499)

Total consolidated revenues	$5,305	$4,760

(a)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

•

Operating revenues in the Competitive Electric segment increased $498 million, or 12%, to $4.550 billion. The increase was driven by wholesale electricity revenues, reflecting higher sales volumes and increased prices due to higher natural gas prices.

•	Operating revenues in the Regulated Delivery segment increased $34 million, or 3%, to $1.241 billion driven by higher distribution and transmission tariffs and volume growth.

•	Net intercompany sales eliminations decreased $13 million, reflecting lower sales by Oncor to REP subsidiaries of TCEH, while Oncor’s sales to nonaffiliated REPs increased.

Fuel, purchased power costs and delivery fees increased $833 million, or 59%, to $2.237 billion. The increase was driven by purchased power costs, reflecting increased volumes and the effect of higher natural gas prices on wholesale power prices. Higher costs also reflect increased utilization of natural gas-fueled generation facilities. The increase also reflects $159 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. See additional discussion below in the analysis of Competitive Electric segment results of operations.

The $5.224 billion increase in net losses from commodity hedging and trading activities reflects unrealized mark-to-market losses totaling $6.393 billion in 2008, driven by the effect of increasing forward market prices of natural gas on positions in the long-term hedging program, compared to $1.182 billion in 2007. See discussion above under “Long-Term Hedging Program” and below in the analysis of Competitive Electric segment results of operations.

Operating costs increased $34 million, or 5%, to $748 million.

•

Operating costs in the Competitive Electric segment increased $28 million, or 9%, to $342 million reflecting higher maintenance costs related to the timing and scope of baseload generation facility outages and other factors as discussed in the analysis of the segment’s results of operations.

•	Operating costs in the Regulated Delivery segment increased $5 million, or 1%, to $407 million, driven by several factors as discussed in the analysis of the segment’s results of operations.

Depreciation and amortization increased $382 million to $785 million. The increase includes $333 million of incremental depreciation expense resulting from stepped-up property, plant and equipment values and $29 million in incremental amortization expense largely related to the intangible value of retail customer relationships, both recorded in connection with purchase accounting and substantially all in the Competitive Electric segment. The remaining increase primarily reflects normal additions and replacements of property.

SG&A expenses increased $17 million, or 4%, to $464 million in 2008.

•

SG&A expenses in the Competitive Electric segment increased $11 million, or 4%, to $325 million driven by several factors as discussed in the analysis of Competitive Electric segment results of operations.

•

SG&A expenses in the Regulated Delivery segment decreased $10 million, or 11%, to $83 million reflecting lower incentive compensation, nonrecurring rebranding costs in 2007 and the absence of $3 million in fees related to the sale of accounts receivable program.

•	Corporate and Other SG&A expenses increased $16 million, or 40%, to $56 million due primarily to Sponsor management fees of $18 million.

Other income totaled $29 million in 2008 and $45 million in 2007. The 2008 other income amount includes $22 million in accretion of the fair value adjustment to certain regulatory assets due to purchase accounting. Other deductions totaled $42 million in 2008 and $891 million in 2007. The 2007 amount includes charges of $795 million related to the canceled development of eight coal-fueled generation units. See Note 5 to Financial Statements for details of other income and deductions.

Interest expense and related charges increased $1.256 billion to $1.674 billion in 2008 reflecting $914 million due to higher average borrowings, driven by the Merger-related financings, and $445 million in higher average interest rates, including $37 million of amortization of debt fair value discount resulting from purchase accounting, partially offset by $103 million in increased capitalized interest.

Income tax benefits on pretax losses totaled $2.463 billion in 2008 and $294 million in 2007. The 2007 amount includes a deferred tax benefit of $51 million related to an amendment of the Texas margin tax by the Texas legislature. Excluding the effect of this 2007 item, the effective income tax rates on losses were 34.9% in 2008 compared to 35.6% in 2007. (The unusual deferred tax benefit in 2007 distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion). The effective rates reflect the application of EFH Corp.’s statutory tax rate to the unrealized mark-to-market net losses in 2007 and 2008 as well as the 2007 impairment charge related to the cancellation of certain generation facility development activities (see Note 4 to Financial Statements). The decrease in the effective tax rate reflects the absence of production deduction benefits in 2008 due to net operating losses and, as a result of purchase accounting, the absence of investment tax credit amortization in 2008 related to unregulated operations, partially offset by lower interest accrued related to uncertain tax positions as a result of lower interest rates.

Net loss (an after-tax measure) increased $4.212 billion to $4.600 billion in 2008.

•

Net loss in the Competitive Electric segment increased $4.134 billion to $4.474 billion driven by unrealized mark-to-market losses on positions in the long-term hedging program, higher net interest expense and the effects of purchase accounting, partially offset by the effect of the 2007 impairment charge related to the cancellation of certain generation facility development activities.

•

Earnings in the Regulated Delivery segment increased $30 million to $170 million primarily driven by higher revenues and reflecting higher other income, which included the effects of purchase accounting.

•

Corporate and Other net expenses totaled $296 million in 2008 and $188 million in 2007. The amounts in 2008 and 2007 include recurring interest expense on outstanding debt and notes and advances from subsidiaries, as well as corporate general and administrative expenses. The increase of $108 million reflects (all amounts are after-tax):

•	a $85 million increase in net interest expense, driven by issuance of Merger-related debt;

•	a $21 million deferred tax benefit in 2007 related to the Texas Margin tax;

•	a $10 million increase in SG&A expense as discussed above, and

•	$20 million in lower other income reflecting the absence, due to purchase accounting, of amortization of a gain on the sale of a business,

partially offset by:

•

the write-off in 2007 of $19 million in previously deferred costs related to anticipated strategic transactions (including expected financings) that were no longer expected to be completed as a result of the Merger, and

•	$20 million in financial advisory, legal and other professional fees in 2007 related to the Merger.

Competitive Electric Segment

Financial Results

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues	$2,567	$2,049	$4,550	$4,052
Fuel, purchased power costs and delivery fees	(1,658)	(971)	(2,723)	(1,902)
Net losses from commodity hedging and trading activities	(4,727)	(383)	(6,293)	(1,069)
Operating costs	(184)	(162)	(342)	(314)
Depreciation and amortization	(262)	(82)	(531)	(161)
Selling, general and administrative expenses	(171)	(155)	(325)	(314)
Franchise and revenue-based taxes	(24)	(27)	(49)	(53)
Other income	3	1	6	11
Other deductions	(17)	(93)	(27)	(808)
Interest income	15	85	26	163
Interest expense and related charges	(599)	(123)	(1,219)	(211)

Income (loss) before income taxes	(5,057)	139	(6,927)	(606)
Income tax (expense) benefit	1,800	(8)	2,453	266

Net income (loss)	$(3,257)	$131	$(4,474)	$(340)

Competitive Electric Segment

Sales Volume and Customer Count Data

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change %	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Change %
Sales volumes:
Retail electricity sales volumes - gigawatt hours (GWh):
Residential	6,941	6,082	14.1	13,055	12,467	4.7
Small business (a)	1,867	1,741	7.2	3,561	3,548	0.4
Large business and other customers	3,574	3,653	(2.2)	6,913	7,043	(1.8)

Total retail electricity	12,382	11,476	7.9	23,529	23,058	2.0
Wholesale electricity sales volumes	12,568	9,290	35.3	23,058	17,977	28.3
Net sales (purchases) of balancing electricity to/from ERCOT	(1,236)	302	—	(1,480)	626	—

Total sales volumes	23,714	21,068	12.6	45,107	41,661	8.3

Average volume (kWh) per retail customer (b):
Residential	3,665	3,299	11.1	6,919	6,731	2.8
Small business	7,368	6,676	10.4	13,955	13,476	3.6
Large business and other customers	116,989	100,336	16.6	222,117	175,727	26.4
Weather (service territory average) – percent of normal (c):
Percent of normal:
Cooling degree days	120.8%	85.3%		123.8%	88.8%
Customer counts:
Retail electricity customers (end of period and in thousands) (d):
Residential				1,899	1,833	3.6
Small business (a)				255	259	(1.5)
Large business and other customers				28	36	(22.2)

Total retail electricity customers				2,182	2,128	2.5

(a)	Customers with demand of less than 1 MW annually.

(b)	Calculated using average number of customers for period.

(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

(d)	Based on number of meters.

Competitive Electric Segment

Revenue and Market Share Data

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues:
Retail electricity revenues:
Residential	$937	$841	$1,708	$1,733
Small business (a)	274	256	518	514
Large business and other customers	379	343	695	657

Total retail electricity revenues	1,590	1,440	2,921	2,904
Wholesale electricity revenues	1,037	535	1,663	982
Net sales (purchases) of balancing electricity to/from ERCOT	(148)	—	(184)	9
Amortization of intangibles (b)	(11)	—	(41)	—
Other operating revenues	99	74	191	157

Total operating revenues	$2,567	$2,049	$4,550	$4,052

Commodity hedging and trading activities:
Unrealized net losses, including cash flow hedge ineffectiveness, related to unsettled positions	$(4,768)	$(406)	$(6,305)	$(1,173)
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the current period	(31)	(12)	(88)	(9)
Realized net gains on settled positions (c)	72	35	100	113

Net loss	$(4,727)	$(383)	$(6,293)	$(1,069)

Average revenues per MWh:
Residential	$134.94	$138.36	$130.82	$139.01
Estimated share of ERCOT retail markets (d) (e) (f):
Residential			36%	36%
Business markets			26%	27%

(a)	Customers with demand of less than 1 MW annually.

(b)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

(c)	Includes physical commodity trading activity not subject to mark-to-market accounting of $14 million and $5 million in net losses in the three months ended June 30, 2008 and 2007, respectively, and $18 and $6 million in net losses in the six months ended June 30, 2008 and 2007, respectively.

(d)	Based on number of meters at end of period.

(e)	Estimated market share is based on the number of customers that have choice.

(f)	Calculations based on TXU Energy customer segmentation and ERCOT total customer counts.

Competitive Electric Segment

Production, Purchased Power and Delivery Cost Data

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear	$21	$21	$44	$39
Lignite/coal	158	152	313	290

Total baseload fuel	179	173	357	329
Natural gas fuel and purchased power	966	435	1,371	818
Amortization of intangibles (a)	77	—	159	—
Other costs	114	72	210	146

Fuel and purchased power costs	1,336	680	2,097	1,293
Delivery fees (b)	322	291	626	609

Total	$1,658	$971	$2,723	$1,902

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$4.69	$4.64	$4.65	$4.55
Lignite/coal (c)	$16.62	$15.05	$16.09	$14.38
Natural gas fuel and purchased power	$93.78	$62.86	$83.11	$61.37
Delivery fees per MWh	$25.83	$24.90	$26.30	$25.94

(a)	Represents amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.

(b)	Includes delivery fee charges from Oncor that are eliminated in consolidation.

(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change %	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Change %
Production and purchased power volumes (GWh):
Nuclear	4,531	4,492	0.9	9,452	8,555	10.5
Lignite/coal	10,505	10,955	(4.1)	21,457	21,944	(2.2)

Total baseload generation	15,036	15,447	(2.7)	30,909	30,499	1.3
Natural gas-fueled generation	1,192	633	88.3	1,718	1,382	24.3
Purchased power	9,105	6,287	44.8	14,775	11,957	23.6

Total energy supply	25,333	22,367	13.3	47,402	43,838	8.1
Less line loss and power imbalances	1,619	1,299	24.6	2,295	2,177	5.4

Net energy supply volumes	23,714	21,068	12.6	45,107	41,661	8.3

Baseload capacity factors (%):
Nuclear	90.3%	89.6%	0.8	94.2%	85.8%	9.8
Lignite/coal	82.2%	85.9%	(4.3)	84.1%	86.6%	(2.9)
Total baseload generation	84.5%	87.0%	(2.9)	87.0%	86.3%	0.8

Competitive Electric Segment — Financial Results

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Total retail electricity revenues	$1,590	$1,440
Wholesale electricity revenues	1,037	535
Wholesale balancing activities	(148)	—
Amortization of intangibles (a)	(11)	—
Other operating revenues	99	74

Total operating revenues	$2,567	$2,049

(a)	Represents amortization of the intangible net asset values of retail and wholesale power sales agreements resulting from purchase accounting.

Operating revenues increased $518 million, or 25%, to $2.567 billion in 2008, as shown in the table above.

The $150 million, or 10%, increase in retail electricity revenues reflected the following:

•

An eight percent increase in retail sales volumes contributed $113 million to the revenue increase. Residential and small business market volumes increased 14% and seven percent, respectively, primarily due to the effects of warmer than normal weather in 2008 combined with the cooler than normal weather experienced in 2007 and an increase in residential customer counts. Large business market volumes decreased two percent.

•

Total retail electricity customer counts at June 30, 2008 increased three percent from June 30, 2007. Competitive activity resulted in a four percent increase in residential customers that was partially offset by a two percent decline in small business customers and a 22% decline in large business customers.

•

Higher average pricing contributed $37 million to the revenue increase. Higher average retail pricing reflected higher average prices in the business markets driven by higher natural gas prices, partially offset by an approximately $24 million effect of lower pricing in the residential customer market. Lower residential pricing was driven by price discounts, including a four percent price discount in June 2007 and another five percent price discount in October 2007 to those residential customers in EFH Corp.’s historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat.

Wholesale electricity revenues increased $502 million, or 94%. A 43% increase in average wholesale electricity prices, driven by higher natural gas prices, contributed $313 million to revenue growth, and a 35% increase in sales volumes contributed $189 million. The rise in natural gas prices reflected the overall trend of higher energy prices and increased demand in natural gas-fueled generation due to warmer weather in 2008. Higher wholesale sales and purchase volumes reflected several factors, including increased demand (due to warmer weather), baseload plant outages and congestion, as well as increased near-term bilateral power contracting activity due in part to increased demand and market volatility in 2008.

Wholesale balancing activity comparisons are generally not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable. The relatively large amount in 2008 reflects weather-driven volatility, generation facility outages and congestion effects.

Fuel, purchased power costs and delivery fees increased $687 million, or 71%, to $1.658 billion. The increase was driven by higher purchased power costs, reflecting 45% growth in purchased power volumes as well as the effect of higher natural gas prices on wholesale power prices. The increase also reflected greater utilization of natural gas-fueled generation facilities to meet peak demand and a 55% increase in fuel costs per MWh in those facilities due to the higher natural gas prices, as well as increased coal and mining costs. The increase also includes $77 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. Other power production costs increased $42 million driven by congestion-related charges.

Results from commodity hedging and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading purposes. A substantial majority of the commodity hedging activities are intended to mitigate the risk of commodity price movements on future revenues and involve natural gas positions entered into as part of the long-term hedging program. The results of these activities have been volatile because of the effects of movements in forward natural gas prices on unrealized mark-to-market valuations. Following is an analysis of activities for the three months ended June 30, 2008 and 2007:

Three Months Ended June 30, 2008 — Unrealized mark-to-market net losses totaling $4.799 billion include:

•

$4.754 billion in net losses related to hedge positions, which includes $4.752 billion in net losses from changes in fair value and $2 million in net losses that represent reversals of previously recorded fair values of positions settled in the period. These net losses are driven by the effect of higher natural gas prices in forward periods on positions in the long-term hedging program;

•	$39 million in “day one” losses related to large hedge positions (see Note 10 to Financial Statements), and

•

$4 million in net losses related to trading positions, which includes $25 million in net gains from changes in fair value and $29 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $72 million include:

•	$44 million in net gains related to hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$29 million in net gains related to trading positions.

Three Months Ended June 30, 2007 — Unrealized mark-to-market net losses totaling $418 million include:

•

$366 million in net losses related to hedge positions, which includes $358 million in net losses from to changes in fair value and $8 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•	a $63 million “day one” loss on a related series of commodity price hedges and a $30 million “day one” gain on a long-term power purchase agreement (see Note 10 to Financial Statements);

•

$10 million in net losses related to trading positions, which includes $12 million in net losses from changes in fair value and $2 million in net gains that represent reversals of previously recorded fair values of positions settled in the period, and

•

$5 million in hedge ineffectiveness net losses, which includes $1 million in net gains from changes in fair value and $6 million in net losses that represent reversals of previously recorded unrealized net gains related to positions settled in the period. These amounts relate to positions accounted for as cash flow hedges.

Realized net gains totaling $35 million include:

•	$26 million in net gains related to hedge positions that offset hedged electricity revenues recognized in the period, and

•	$9 million in net gains related to trading positions.

Operating costs increased $22 million, or 14%, to $184 million in 2008. The increase reflects $17 million in higher maintenance costs related to the timing and scope of planned and unplanned outages in baseload generation facilities, $3 million in costs related to combustion turbines now being operated for TCEH’s own benefit and $2 million in higher property taxes, partially offset by $4 million in lower insurance costs.

Depreciation and amortization increased $180 million to $262 million. The increase includes $159 million of incremental depreciation expense from stepped-up property, plant and equipment values and $13 million in incremental amortization expense related to the intangible value of customer relationships, each resulting from the effects of purchase accounting. The remaining increase reflects normal additions and replacements of property.

SG&A expenses increased $16 million, or 10%, to $171 million in 2008. The increase reflects:

•

$9 million in higher expenses in the retail operations, including marketing and computer system enhancements, net of a $3 million reduction in fees associated with the sale of accounts receivable program, and

•	$4 million in higher retail customer bad debt expense.

Other deductions totaled $17 million in 2008 and $93 million in 2007. The 2007 amount includes charges of $82 million in connection with the cancellation of the development of eight coal-fueled generation units.

Interest income decreased $70 million, or 82%, to $15 million in 2008 reflecting $68 million due to lower average balances of notes/advances to parent and $2 million due to lower average rates.

Interest expense and related charges increased by $476 million to $599 million in 2008. The increase reflects $554 million due to higher average borrowings, driven by the Merger-related financings, partially offset by $51 million in increased capitalized interest and $27 million in lower average interest rates, net of $4 million of amortization of debt fair value discount resulting from purchase accounting.

Income tax benefit on a pretax loss totaled $1.8 billion in 2008 and income tax expense on pretax income totaled $8 million in 2007. The 2007 amount includes a deferred tax benefit of $30 million related to an amendment of the Texas margin tax by the Texas legislature. Excluding the effect of this 2007 item, the effective income tax rates were 35.6% on a loss in 2008 compared to 27.7% on income in 2007. (The unusual deferred tax benefit in 2007 distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion). The effective rates reflect the application of EFH Corp.’s statutory tax rate to the unrealized mark-to-market net losses in 2007 and 2008. The increase in the effective tax rate is driven by the 2007 effect of production deduction, lignite depletion and investment tax credit amortization benefits on a relatively small income base, and also reflects lower interest accrued in 2008 related to uncertain tax positions as a result of lower interest rates. These effects were partially offset by the absence in 2008 of production deduction benefits due to net operating losses and, as a result of purchase accounting, the absence in 2008 of investment tax credit amortization related to unregulated operations.

Results decreased $3.388 billion to a net loss of $3.257 billion in 2008 driven by unrealized mark-to-market losses on positions in the long-term hedging program, higher net interest expense and the effects of purchase accounting.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Total retail electricity revenues	$2,921	$2,904
Wholesale electricity revenues	1,663	982
Wholesale balancing activities	(184)	9
Amortization of intangibles (a)	(41)	—
Other operating revenues	191	157

Total operating revenues	$4,550	$4,052

(a)	Represents amortization of the intangible net asset values of retail and wholesale power sales agreements resulting from purchase accounting.

Operating revenues increased $498 million, or 12%, to $4.550 billion in 2008, as shown in the table above.

The $17 million, or 1%, increase in retail electricity revenues reflected the following:

•

A two percent increase in retail sales volumes contributed $59 million to the revenue increase. Residential volumes increased five percent primarily due to the effects of warmer than normal weather in 2008 combined with the cooler than normal weather experienced in 2007 and an increase in residential customer counts. Small business market volumes increased less than one percent, and large business market volumes decreased two percent.

•

Lower average pricing reduced revenues by $42 million. Lower average retail pricing reflected an approximately $109 million effect of lower pricing in the residential customer market, partially offset by the effect of higher average prices in the large business and small business markets driven by higher natural gas prices. Lower residential pricing reflected a six percent price discount in March 2007, an additional four percent price discount, effective in June 2007 and another five percent price discount in October 2007 to those residential customers in the historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat.

Wholesale electricity revenues increased $681 million, or 69%. A 32% increase in average wholesale electricity prices driven by higher natural gas prices contributed $403 million to revenue growth and a 28% increase in sales volumes contributed $278 million. The drivers of prices and volumes were consistent with those discussed in the results for the three months ended June 30, 2008.

Wholesale balancing activity comparisons are not generally meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable. The relatively large amount in 2008 reflects weather-driven volatility, generation facility outages and congestion effects.

Fuel, purchased power costs and delivery fees increased $821 million, or 43%, to $2.723 billion. The increase was driven by higher purchased power costs, reflecting 24% growth in purchased power volumes as well as the effect of higher natural gas prices on wholesale power prices. The increase also reflected greater utilization of natural gas-fueled generation facilities to meet peak demand and a 54% increase in fuel costs per MWh in those facilities due to higher natural gas prices, as well as increased coal and mining costs. The increase also includes $159 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. Other power production costs increased $64 million driven by higher congestion-related charges.

Following is an analysis of results from commodity hedging and trading activities for the six months ended June 30, 2008 and 2007:

Six Months Ended June 30, 2008 — Unrealized mark-to-market net losses totaling $6.393 billion include:

•

$6.337 billion in net losses related to hedge positions, which includes $6.318 billion in net losses from changes in fair value and $19 million in net losses that represent reversals of previously recorded fair values of positions settled in the period. These losses are driven by the effect of higher natural gas prices in forward periods on positions in the long-term hedging program;

•	$58 million in “day one” losses related to large hedge positions (see Note 10 to Financial Statements), and

•

$6 million in net gains related to trading positions, which includes $75 million in net gains from changes in fair value and $69 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $100 million include:

•	$29 million in net gains related to hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$71 million in net gains related to trading positions.

Six Months Ended June 30, 2007 — Unrealized mark-to-market net losses totaling $1.182 billion include:

•

$1.095 billion in net losses related to hedge positions, which includes $1.127 billion in net losses from changes in fair value and $32 million in net gains that represent reversals of previously recorded fair values of positions settled in the period;

•	$160 million in “day one” losses related to large hedge positions and a $30 million “day one” gain on a long-term power purchase agreement (see Note 10 to Financial Statements);

•

$94 million in hedge ineffectiveness net gains, which includes $113 million in net gains from changes in fair value and $19 million in net losses that represent reversals of previously recorded unrealized net gains related to positions settled in the period. These amounts relate to positions accounted for as cash flow hedges, and

•

$46 million in net losses related to trading positions, which includes $24 million in net losses from changes in fair value and $22 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $113 million include:

•	$74 million in net gains related to hedge positions that offset hedged electricity revenues recognized in the period, and

•	$39 million in net gains related to trading positions.

Operating costs increased $28 million, or 9%, to $342 million in 2008. The increase reflects $19 million in higher maintenance costs related to the timing and scope of planned and unplanned outages in baseload generation facilities, $6 million in costs related to combustion turbines now being operated for TCEH’s own benefit and $6 million in higher property taxes, partially offset by $5 million in lower insurance costs.

Depreciation and amortization increased $370 million to $531 million. The increase includes $333 million of incremental depreciation expense from stepped-up property, plant and equipment values and $26 million in incremental amortization expense related to the intangible value of customer relationships, each resulting from the effects of purchase accounting. The remaining increase primarily reflects normal additions and replacements of property.

SG&A expenses increased $11 million, or 4%, to $325 million in 2008. The increase reflects:

•

$15 million in higher expenses in the retail operations, including marketing and computer systems enhancements, net of a $5 million decrease in fees associated with the sale of accounts receivable program, and

•	$9 million in higher retail customer bad debt expense,

partially offset by a $15 million reduction in costs associated with the generation development program, reflecting the cancellation of certain development activities.

Other income totaled $6 million in 2008 and $11 million in 2007. The 2007 amount includes $5 million of royalty income and $3 million in penalties received due to nonperformance under a coal transportation agreement.

Other deductions totaled $27 million in 2008 and $808 million in 2007. The 2007 amount includes charges of $795 million in connection with the cancellation of the development of eight coal-fueled generation units. See Note 5 to Financial Statements for more details.

Interest income decreased $137 million, or 84%, to $26 million in 2008 reflecting $134 million due to lower average balances of notes/advances to parent and $3 million due to lower average rates.

Interest expense and related charges increased $1.008 billion to $1.219 billion in 2008. The increase reflects $1.052 billion due to higher average borrowings, driven by the Merger-related financings, and $60 million in higher average interest rates, including $7 million of amortization of debt fair value discount resulting from purchase accounting, partially offset by $104 million in increased capitalized interest.

Income tax benefit on a pretax loss totaled $2.453 billion in 2008 and $266 million in 2007. The 2007 amount includes a deferred tax benefit of $30 million related to an amendment of the Texas margin tax by the Texas legislature. Excluding the effect of this 2007 item, the effective income tax rates on losses were 35.4% in 2008 compared to 38.8% in 2007. (The unusual deferred tax benefit in 2007 distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion). The effective rates reflect the application of EFH Corp.’s statutory tax rate to the unrealized mark-to-market net losses in 2007 and 2008 as well as the 2007 impairment charge related to the cancellation of certain generation facility development activities (see Note 4 to Financial Statements). The decrease in the effective tax rate reflects the absence of production deduction benefits in 2008 due to net operating losses and, as a result of purchase accounting, the absence of investment tax credit amortization in 2008 related to unregulated operations, partially offset by lower interest accrued related to uncertain tax positions as a result of lower interest rates.

Net loss increased $4.134 billion to $4.474 billion in 2008 driven by unrealized mark-to-market losses on positions in the long-term hedging program, higher net interest expense and the effects of purchase accounting, partially offset by the effect of the 2007 impairment charge in connection with the cancellation of certain generation facility development activities.

Regulated Delivery Segment

Financial Results

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues	$626	$589	$1,241	$1,207
Operating costs	(208)	(207)	(407)	(402)
Depreciation and amortization	(121)	(114)	(242)	(234)
Selling, general and administrative expenses	(43)	(51)	(83)	(93)
Franchise and revenue-based taxes	(58)	(60)	(119)	(121)
Other income	11	1	22	3
Other deductions	(8)	(10)	(15)	(19)
Interest income	11	14	22	29
Interest expense and related charges	(73)	(78)	(149)	(154)

Income before income taxes	137	84	270	216
Income tax expense	(52)	(30)	(100)	(76)

Net income	$85	$54	$170	$140

Regulated Delivery Segment

Operating Data

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change %	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Change %
Operating statistics — volumes:
Electric energy delivered (GWh)	27,451	24,972	9.9	52,491	49,966	5.1
Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				85.27	77.92	9.4
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.15	1.15	—
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				73.86	67.78	9.0
Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters):				3,108	3,077	1.0

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$241	$230	$483	$494
Nonaffiliated	307	278	605	558

Total distribution revenues	548	508	1,088	1,052
Third-party transmission revenues	69	65	135	126
Other miscellaneous revenues	9	16	18	29

Total operating revenues	$626	$589	$1,241	$1,207

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended June 30, 2008 and 2007 data.

(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $34 million and $33 million for the three months ended June 30, 2008 and 2007, respectively, and $68 million and $70 million for the six months ended June 30, 2008 and 2007, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

As discussed in the 2007 Form 10-K, Regulated Delivery’s results have been impacted by the effects of the 2006 cities rate settlement. Incremental expenses of approximately $70 million were recognized almost entirely over the period from May 2006 through June 2008, of which $9 million and $8 million has been recognized in the three months ended June 30, 2008 and 2007, respectively, and $17 million and $16 million has been recognized in the six months ended June 30, 2008 and 2007, respectively.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Operating revenues increased $37 million, or 6%, to $626 million in 2008. The revenue increase reflected:

•	an estimated $23 million effect of higher average consumption driven by warmer than normal weather in 2008 and cooler than normal weather in 2007;

•	$11 million from increased distribution tariffs to recover transmission costs;

•	an estimated $5 million impact of growth in points of delivery;

•	$4 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system, and

•	$1 million in higher charges to REPs related to transition bonds (offset by higher amortization of the related regulatory asset),

partially offset by $7 million in lower revenues due to the absence in 2008 of revenues for installation of third party equipment related to Oncor’s technology initiatives.

Operating costs increased $1 million, or less than 1%, to $208 million in 2008. The increase reflected:

•	$4 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements and equipment installation activities;

•	$4 million in higher vegetation management expenses, and

•	$1 million in software license and service expenses related to Oncor’s purchase of the BPL based “Smart Grid” network from Current in May 2008,

partially offset by $7 million of lower expenses due to the absence in 2008 of costs for installation of third party equipment related to Oncor’s technology initiatives.

Depreciation and amortization increased $7 million, or 6%, to $121 million in 2008. The increase reflected higher depreciation due to ongoing investments in property, plant and equipment, as well as $1 million in higher amortization of the regulatory assets associated with the transition bonds (offset in revenues).

SG&A expenses decreased $8 million, or 16%, to $43 million in 2008. The decrease reflected:

•	$3 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company;

•	$2 million in lower incentive compensation expense;

•	$2 million in lower fees due to Oncor’s exit from the sale of accounts receivable program;

•	$1 million in lower professional fees, and

•	$1 million in lower shared services costs allocated by EFH Corp,

partially offset by $1 million in increased employee benefit costs and $1 million in increased bad debt expense.

Franchise and revenue-based taxes decreased $2 million, or 3%, to $58 million in 2008. A decrease in state franchise taxes of $3 million due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax, was partially offset by a $1 million increase in local franchise fees. Local franchise fees resulting from the 2006 cities rate settlement totaled $2 million for both the three months ended June 30, 2008 and 2007.

Other income totaled $11 million in 2008 and $1 million in 2007. The 2008 amount represents accretion of the fair value adjustment to certain regulatory assets due to purchase accounting. See “Regulatory Assets and Liabilities” in Note 15 to Financial Statements for additional information.

Other deductions totaled $8 million in 2008 and $10 million in 2007. The 2008 amount includes:

•	$7 million in costs as a result of the 2006 cities rate settlement.

The 2007 amount includes:

•	$7 million in costs as a result of the 2006 rate settlement, and

•	$3 million in transition costs related to the InfrastruX Energy Services joint venture.

Interest income decreased $3 million, or 21%, to $11 million in 2008. The decrease reflects $1 million in lower earnings on assets held for employee benefit plans, a $1 million decrease in reimbursement of transition bond interest from TCEH and a $1 million decrease in earnings on restricted cash.

Interest expense decreased $5 million, or 6%, to $73 million in 2008. The variance reflected a decrease of $9 million due to lower average interest rates driven by increased short-term borrowings, partially offset by a $4 million effect of higher average borrowings, reflecting the ongoing capital investment in the business, including the purchase of Current’s existing BPL-based “Smart Grid” network. The average interest rate effect is net of a $1 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Income tax expense totaled $52 million in 2008 compared to $30 million in 2007. The effective income tax rate increased to 38.0% in 2008 from 35.7% in 2007. The increased rate is primarily driven by non-deductible losses related to the decline in value of assets held for employee benefit plans, principally employee savings programs.

Net income increased $31 million, or 57%, to $85 million driven by increased revenues and reflecting higher other income, which includes the effects of purchase accounting.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Operating revenues increased $34 million, or 3%, to $1.241 billion in 2008. The revenue increase reflected:

•	$18 million from increased distribution tariffs to recover transmission costs;

•	an estimated $11 million impact of growth in points of delivery;

•	$10 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system, and

•	an estimated $7 million effect of higher average consumption driven by warmer than normal weather in 2008 and cooler than normal weather in 2007,

partially offset by $13 million in lower revenues due to the absence in 2008 of revenues for installation of third party equipment related to Oncor’s technology initiatives, and $2 million in lower charges to REPs related to transition bonds (offset by lower amortization of the related regulatory asset).

Operating costs increased $5 million, or 1%, to $407 million in 2008. The increase reflected:

•	$9 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements and equipment installation activities;

•	$6 million in higher vegetation management expenses, and

•	$1 million in software license and service expenses related to Oncor’s purchase of the BPL based “Smart Grid” network from Current in May 2008,

partially offset by $12 million of lower expenses due to the absence in 2008 of costs for installation of third party equipment related to Oncor’s technology initiatives.

Depreciation and amortization increased $8 million, or 3%, to $242 million in 2008. The increase reflected $11 million in higher depreciation due to ongoing investments in property, plant and equipment, partially offset by $2 million in lower amortization of the regulatory assets associated with the transition bonds (offset in revenues).

SG&A expenses decreased $10 million, or 11%, to $83 million in 2008. The decrease reflected:

•	$5 million in lower incentive compensation expense;

•	$3 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company;

•	$3 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$2 million in lower shared services costs allocated by EFH Corp,

partially offset by,

•	$2 million in higher professional fees;

•	$1 million in increased employee benefits costs, and

•	$1 million in increased bad debt expense.

Franchise and revenue-based taxes decreased $2 million, or 2%, to $119 million in 2008. A decrease in state franchise taxes of $6 million due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax, was partially offset by a $4 million increase in local franchise fees. Local franchise fees resulting from the 2006 cities rate settlement totaled $4 million and $3 million for the six months ended June 30, 2008 and 2007, respectively.

Other income totaled $22 million in 2008 and $3 million in 2007. The 2008 amount represents accretion of the fair value adjustment to certain regulatory assets due to purchase accounting. See “Regulatory Assets and Liabilities” in Note 15 to Financial Statements for additional information.

Other deductions totaled $15 million in 2008 and $19 million in 2007. The 2008 amount includes:

•	$13 million in costs as a result of the 2006 cities rate settlement, and

•	$2 million in equity losses (representing amortization expense) related to the ownership interest in an EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

The 2007 amount includes:

•	$13 million in costs a result of the 2006 cities rate settlement;

•	$4 million in costs related to the canceled InfrastruX Energy Services joint venture, and

•	$2 million in equity losses (representing amortization expense) related to the ownership interest in an EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

Interest income decreased $7 million, or 24%, to $22 million in 2008. The decrease reflects $3 million in lower earnings on assets held for employee benefit plans, a $2 million decrease in reimbursement of transition bond interest from TCEH and a $1 million decrease in earnings on restricted cash.

Interest expense decreased $5 million, or 3%, to $149 million in 2008. The change reflected a decrease of $13 million due to lower average interest rates driven by increased short-term borrowings, partially offset by an $8 million effect of higher average borrowings, reflecting the ongoing capital investment in the business. The average interest rate effect is net of a $2 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Income tax expense totaled $100 million in 2008 compared to $76 million in 2007. The effective income tax rate increased to 37.0% in 2008 from 35.2% in 2007. The increased rate is primarily driven by non-deductible losses related to the decline in value of assets held for employee benefit plans, principally employee savings programs.

Net income increased $30 million, or 21%, to $170 million driven by increased revenues and reflecting higher other income, which includes the effects of purchase accounting.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2008. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the pretax effect of mark-to-market accounting on net income for positions in the commodity contract portfolio that are not subject to cash flow hedge accounting (see discussion below and in Note 10 to Financial Statements). For the six months ended June 30, 2008, this effect totaled $6.359 billion in unrealized net losses, which represented $6.301 billion in net losses on unsettled positions and $58 million in net losses representing reversals of previously recognized fair values of positions settled in the current period. These positions represent both economic hedging and trading activities.

Successor
Six Months Ended June 30, 2008
Commodity contract net asset (liability) at beginning of period	$(1,917)
Settlements of positions (a)	(58)
Unrealized mark-to-market valuations of positions (b)	(6,301)
Other activity (c)	13

Commodity contract net asset (liability) at end of period	$(8,263)

(a)	Represents reversals of fair values previously recognized to offset gains and losses realized upon settlement of the positions in the current period. Includes settlements of positions entered into in the current period.

(b)	Primarily represents mark-to-market effects of positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”). Of this amount, $6.253 billion in net losses relates to positions not settled as of the end of the period. Includes $58 million in net losses recorded at contract inception dates (see Note 10 to Financial Statements).

(c)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration.

Note: Of the $6.359 billion in unrealized net losses for the period, all but $30 million in net gains are reported in the income statement as net losses from commodity hedging and trading activities. The $30 million in net gains relate to physically settled positions, with $79 million in net gains reported in revenues and $49 million in net losses reported in fuel, purchased power costs and delivery fees.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Unrealized gains (losses) related to contracts marked-to-market	$(4,767)	$(413)	$(6,359)	$(1,276)
Ineffectiveness gains (losses) related to contracts accounted for as cash flow hedges (a)	(2)	(5)	(4)	94

Total unrealized gains (losses) related to commodity contracts	$(4,769)	$(418)	$(6,363)	$(1,182)

(a)	See Note 10 to Financial Statements.

Maturity Table — Following are the components of the net commodity contract liability at June 30, 2008:

Net commodity contract liability	$(8,263)
Net receipts of natural gas under physical swap transactions	11

Amount of net liability arising from recognition of fair values	$(8,252)

The following table presents the net commodity contract liability arising from recognition of fair values as of June 30, 2008, scheduled by the source of fair value and contractual settlement dates of the underlying positions. See Note 12 to Financial Statements for fair value disclosures required under SFAS 157.

	Maturity dates of unrealized commodity contract liabilities at June 30, 2008
Source of fair value (a)	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(125)	$(155)	$(29)	$—	$(309)
Prices provided by other external sources	(958)	(3,059)	(2,786)	(579)	(7,382)
Prices based on models	33	(133)	(39)	(422)	(561)

Total	$(1,050)	$(3,347)	$(2,854)	$(1,001)	$(8,252)

Percentage of total fair value	13%	40%	35%	12%	100%

(a)	Under this analysis, a contract can have more than one source of fair value. In such cases, the value of the contract is segregated by source of value.

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT generally extend through 2012 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all over-the-counter traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. In many instances, these contracts can be broken down into their component parts and each component valued separately. Components valued as forward commodity positions are included in the “prices provided by other external sources” category. Components valued as options are included in the “prices based on models” category.

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net increase (decrease) in fair value of cash flow hedges:
Commodities	$7	$30	$1	$(297)
Financing - interest rate swaps	378	—	(44)	—

	385	30	(43)	(297)

Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	2	(14)	2	(79)
Financing - interest rate swaps	22	2	40	4

	24	(12)	42	(75)

Total income (loss) effect of cash flow hedges reported in other comprehensive income from continuing operations	$409	$18	$(1)	$(372)

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash used in operating activities from continuing operations totaled $1.9 billion and $55 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used of $1.845 billion largely reflects:

•	a $1.189 billion increase in cash interest payments, and

•

a $916 million unfavorable change in margin deposits due to the effect of higher forward natural gas prices on positions in the long-term hedging program. The majority of the margin deposits are funded by borrowings from the Commodity Collateral Posting Facility as discussed in Note 7 to Financial Statements.

These increased uses were partially offset by,

•	a $181 million decrease in cash income taxes paid, and

•	a $102 million premium paid in 2007 related to a structured natural gas-related option transaction entered into as part of EFH Corp.’s long-term hedging program.

Cash provided by financing activities increased $1.529 billion as summarized below:

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net issuances, repayments and repurchases of borrowings	$3,414	$2,448
Net issuances and repurchases of common stock	33	(9)
Common stock dividends paid	—	(397)
Settlements of minimum withholding tax liabilities under stock-based incentive compensation plans	—	(93)
Debt premium, discount, financing and reacquisition expenses	(6)	(15)
Other	22	—

Total provided by financing activities	$3,463	$1,934

Cash used in investing activities increased $148 million as summarized below:

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Capital expenditures, including nuclear fuel purchases	$(1,564)	$(1,641)
Proceeds from sale of assets	46	4
Change in restricted cash	(150)	143
Other	14	(12)

Total used in financing activities	$(1,654)	$(1,506)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $252 million and $30 million for the six months ended June 30, 2008 and 2007, respectively. The 2008 difference represents amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel, purchased power costs and delivery fees, other income and interest expense and related charges. The 2008 and 2007 differences also reflect the amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the six months ended June 30, 2008 are as follows (all amounts presented are principal and include amounts related to capital leases):

	Borrowings	Repayments and Repurchases
TCEH	$1,004	$348
EFC Holdings	—	2
EFH Corp.	—	205
Oncor	—	50

Total long-term	1,004	605

TCEH	2,640	—
Oncor	375	—

Total short-term (a)	3,015	—

Total	$4,019	$605

(a)	Short-term amounts represent net borrowings.

See Note 7 to Financial Statements for further detail of long-term debt and other financing arrangements.

Credit Facilities — The following table summarizes changes in liquidity available under EFH Corp.’s committed credit facilities for the seven months ended July 31, 2008:

	Availability
	December 31, 2007	July 31, 2008	Change
TCEH Delayed Draw Term Loan Facility	$1,950	$1,119	$(831)
TCEH Revolving Credit Facility	$2,636	$2,303	$(333)

Total TCEH	$4,586	$3,422	$(1,164)

Oncor Revolving Credit Facility	$720	$370	$(350)

The TCEH Delayed Draw Term Loan Facility is used to fund certain specified capital expenditures, principally related to the construction of the new generation facilities, and related expenses (of which approximately $59 million represents expenditures already incurred for which funding was available as of July 31, 2008). The TCEH Revolving Credit Facility is used for working capital and other general corporate purposes. EFH Corp. has unlimited availability under the committed TCEH Commodity Collateral Posting Facility to fund the collateral posting requirements for specified natural gas hedging transaction volumes. (See discussion below under “Liquidity Effects of Commodity Hedging and Trading Activities”).

The Oncor Revolving Credit Facility is used for working capital and other general corporate purposes. Oncor may increase the commitments under its facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Oncor expects to refinance a significant portion of the current outstanding debt balance under its revolving credit facility through the issuance of long-term debt, however, there can be no guarantee that Oncor will be able to complete the refinancing nor can Oncor guarantee that the terms of such long-term debt will be favorable to Oncor.

See Note 7 to Financial Statements for additional discussion of the facilities.

Liquidity Effects of Commodity Hedging and Trading Activities — Hedging and trading transactions typically require collateral to support potential future payment obligations. In particular, commodity transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument is below fair value to such counterparty. EFH Corp. and its subsidiaries use cash and letters of credit and other collateral structures to satisfy such collateral obligations. In addition, in connection with the Merger, TCEH entered into the TCEH Commodity Collateral Posting Facility, which is an uncapped senior secured revolving credit facility that will fund the cash collateral posting requirements due to trading counterparties for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at June 30, 2008, more than 95% of EFH Corp.’s long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in EFH Corp.’s liquidity exposure associated with collateral requirements for those hedging transactions. See Note 7 to Financial Statements for more information about this facility.

As of June 30, 2008, subsidiaries of EFH Corp. have received or posted cash and letters of credit for hedging and trading activities as follows:

•	$325 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $79 million posted as of December 31, 2007,

•	$2.186 billion in cash has been posted with counterparties for over-the-counter and other non-exchanged cleared transactions, as compared to $429 million posted as of December 31, 2007, and

•	$1.221 billion in letters of credit have been posted with counterparties, as compared to $592 million posted as of December 31, 2007.

Borrowings under the TCEH Commodity Collateral Posting Facility funded the substantial majority of the above cash postings. The posted letters of credit were largely supported by restricted cash borrowed under the TCEH Letter of Credit Facility. See Notes 7 and 8 to Financial Statements.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used by EFH Corp. and its subsidiaries for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. On over-the-counter transactions, such counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing EFH Corp.’s liquidity in the event that it was not restricted. As of June 30, 2008, cash collateral received totaled $179 million. See Note 15 to Financial Statements regarding restricted cash.

As a result of the long-term hedging program, increases in natural gas prices result in increased cash collateral and letter of credit margin requirements. As a representative example, as of July 31, 2008, for each $1.00 per MMBtu increase in forward natural gas prices across the period from 2008 through 2014, EFH Corp.’s cash collateral posting requirements associated with the long-term hedging program would increase by approximately $845 million, essentially all of which would be funded by the TCEH Commodity Collateral Posting Facility.

Dividends from Oncor — Oncor has jointly filed an Initial Statement of Interest with the PUCT indicating its interest in constructing and operating transmission facilities related to Competitive Renewable Energy Zones. See discussion below under “Regulation and Rates – Matters with the PUCT”. If Oncor is awarded construction and operation of all or a part of such facilities, EFH Corp. expects that Oncor may retain its available cash to fund such construction instead of paying dividends to EFH Corp.

Pension Plan Funding — EFH Corp. expects to make required contributions of $113 million and $22 million to its pension plan in the third and fourth quarters of 2008, respectively. EFH Corp. made required pension contributions of $7 million and $18 million in January and April of 2008, respectively.

Sale of Accounts Receivable — Certain subsidiaries of EFH Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of EFH Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $482 million and $363 million at June 30, 2008 and December 31, 2007, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in a reduction of funding available under the program.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and indentures governing the TCEH Notes and the EFH Corp. Notes contains covenants that could have a material impact on the liquidity and operations of EFH Corp. and its subsidiaries. A brief description of certain of these covenants is provided below. See also Note 7 to Financial Statements for additional discussion of the covenants contained in these financing arrangements. Certain series of TCEH’s pollution control revenue bonds, which were remarketed in June 2008, include covenants similar to those discussed below.

When the term “Adjusted EBITDA” is referenced in the covenant description below, it is a reference to, and generally synonymous with, the term “Consolidated EBITDA” that is used in the TCEH Senior Secured Facilities and a reference to, and generally synonymous with, the term “EBITDA” that is used in the indentures governing the EFH Corp. Notes. Adjusted EBITDA (as used in the restricted payments covenants contained in the indentures governing the EFH Corp. Notes) for the twelve months ended June 30, 2008 totaled $4.9 billion for EFH Corp. See Exhibit 99(b) for a reconciliation of net income to Adjusted EBITDA for EFH Corp. for the six and twelve months ended June 30, 2008 and 2007. See glossary for definition of Adjusted EBITDA.

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

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of EFH Corp. contain financial covenants that require maintenance of leverage ratios and/or contain minimum net worth covenants. As of June 30, 2008, EFH Corp.’s subsidiaries were in compliance with all such applicable covenants.

Credit Ratings — The rating agencies assign issuer credit ratings for EFH Corp. and its subsidiaries. The issuer credit ratings as of August 13, 2008 for EFH Corp. and its subsidiaries, except for Oncor, are B-, B2 and B by S&P, Moody’s and Fitch, respectively. The issuer credit ratings for Oncor are BBB+, Ba1 and BBB- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by EFH Corp. and its subsidiaries. The credit ratings assigned for debt securities issued by EFH Corp. and certain of its subsidiaries as of August 13, 2008 are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Unsecured) (a)	B-	B3	B+
EFH Corp. (Unsecured)	CCC	Caa1	CCC+
EFC Holdings (Senior Unsecured)	CCC	Caa1	CCC+
TCEH (Senior Secured)	B+	Ba3	BB
TCEH (Senior Unsecured) (b)	CCC	B3	B+
TCEH (Unsecured)	CCC	Caa1	B-
Oncor (Senior Secured)	BBB+	Ba1	BBB
Oncor (Senior Unsecured)	BBB+	Ba1	BBB-

(a)	EFH Corp. Cash Pay Notes and EFH Corp. Toggle Notes

(b)	TCEH Cash Pay Notes and TCEH Toggle Notes

All three rating agencies have placed the ratings for EFH Corp. and its subsidiaries on “stable outlook”.

Oncor has entered into an agreement to sell an approximate 20% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In connection with Oncor’s execution of the agreement, S&P upgraded Oncor’s issuer credit rating and Oncor’s long-term debt ratings by two notches from BBB- to BBB+. Should the sale not be completed, EFH Corp. believes that Oncor’s long-term debt and issuer credit ratings could be adversely affected, including a potential downgrade to below investment grade. See Note 16 to Financial Statements for additional information on the minority interest sale.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — Based upon terms of certain retail and wholesale commodity contracts, as of July 31, 2008 TCEH could have been required to post up to $191 million in additional collateral support.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the previous downgrade of TCEH’s credit rating to below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. Based on requests to post collateral support from utilities that have been received by TCEH and its subsidiaries as of July 31, 2008, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $25 million, with $16 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of any REP. Under these rules, TCEH maintains availability under its credit facilities of an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers, and maintains equity in an amount that exceeds the minimum required by PUCT rules. As of July 31, 2008, the amount of customer deposits received from customers held by TCEH’s REP subsidiaries totaled approximately $120 million.

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

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $245 million as of July 31, 2008 (which is subject to periodic adjustments).

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH is required to post a letter of credit in an amount equal to $170 million to secure TXU Energy’s payment obligations to Oncor if two or more of Oncor’s credit ratings are below investment grade.

Other arrangements of EFH Corp. and its subsidiaries, including Oncor’s credit facility, the accounts receivable securitization program (see Note 6 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of certain EFH Corp. subsidiaries.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TCEH or any restricted subsidiary in respect of indebtedness, excluding indebtedness relating to the sale of receivables program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities such a default may cause the maturity of outstanding balances ($22.206 billion at July 31, 2008) under such facility to be accelerated.

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

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with a notional value totaling $17.145 billion would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($1.630 billion at July 31, 2008) under such facility to be accelerated.

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

REGULATION AND RATES

Regulatory Investigations and Reviews

See Note 8 to Financial Statements.

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

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various nodes on the transmission grid. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. In 2006, the PUCT approved a set of Nodal Protocols, which was filed by ERCOT and describes the operation of a wholesale nodal market, and set an implementation date of no later than January 1, 2009. ERCOT has delayed the implementation of the nodal market. EFH Corp. expects a new schedule to be proposed in September 2008 and implementation to follow no earlier than April 2009.

In August 2006, the PUCT adopted an interim order approving ERCOT’s application for a surcharge imposed on all Qualified Scheduling Entities in the ERCOT market (including subsidiaries of TCEH) for the purpose of financing 38% of ERCOT’s expected nodal implementation costs. The surcharge took effect in October 2006. Additionally, at its January 15, 2008 meeting, the ERCOT Board of Directors agreed to request an increase in the surcharge to be effective in June 2008. ERCOT filed this request at the PUCT in March 2008 and it was approved by the PUCT in May 2008. EFH Corp. expects that the annual impact of the surcharge will be approximately $10 to $11 million in additional expenses; however, EFH Corp. is unable to predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

Environmental Regulations

See discussion in Note 16 to Financial Statements regarding the invalidation of the EPA’s Clean Air Interstate Rule and the related anticipated impairment of intangible assets representing nitrogen oxide and sulfur dioxide emission allowances.

Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order on rehearing approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101 (b) of PURA and PUCT Substantive Rule 25.75. As discussed in the 2007 Form 10-K, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. Oncor filed the rate case with the PUCT on June 27, 2008 as discussed below. The order became final in June 2008. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. Oncor was named a defendant in the appeal and intends to vigorously defend this appeal.

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT (Docket No. 35717) and 204 cities, as committed to in the stipulation discussed above. If approved as requested, this review would result in an aggregate annual rate increase of approximately $275 million, the majority of which relates to increased depreciation expense due to capital investments and recovery of costs that have been recorded as regulatory assets. Oncor filed a proposed procedural schedule in July 2008, with a hearing on the merits tentatively scheduled to commence on January 13, 2009. Resolution of Oncor’s proposed increase is expected to occur in 2009.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the fall of 2008.

Advanced Metering Deployment Surcharge Case — In May 2008, Oncor filed with the PUCT (Docket No. 35718) a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. Oncor’s plan provides for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electric customers in Oncor’s service area. Oncor installed approximately 5,000 advanced meters in a pilot program in the three months ended June 30, 2008, and expects to begin full deployment of advanced meters in the third quarter of 2008.

On August 11, 2008, a non-unanimous settlement was reached with the majority of the parties to the case. The proposed settlement includes the following major provisions (the comparisons are against amounts filed in the request):

•	a surcharge beginning January 1, 2009 and continuing for 11 years;

•	a total revenue requirement over the surcharge period of $1.035 billion (reduced from $1.069 billion);

•	estimated capital expenditures for advanced metering facilities of $686 million (reduced from $690 million);

•	related operation and maintenance expenses for the surcharge period of $153 million (increased from $148 million);

•	$28 million of additional savings (in addition to the $176 million in the original filing), and

•

an advanced metering cost recovery factor of $2.22 per month per residential retail customer (reduced from $2.29 per month) and varying from $2.41 to $5.18 per month for non-residential retail customers (reduced from $2.49 to $5.35 per month).

The PUCT is generally required to approve or disapprove Oncor’s plan within 150 days, but the deadline may be extended by the PUCT for good cause. In addition, Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

As of December 31, 2007, Oncor had installed approximately 600,000 automated meters in its service territory at a capital cost of approximately $125 million. These meters are not part of the surcharge request, and Oncor is seeking recovery of the costs of these meters in the general rate case discussed above.

Oncor Energy Efficiency Cost Recovery Filing — In June 2008, Oncor filed with the PUCT a Request for Approval of Energy Efficiency Cost Recovery Factor (Docket No. 35634). Oncor requested a nonbypassable charge that, if approved, will be billed to REPs serving customer classes that receive services under Oncor’s energy efficiency program. The proposed recovery factor is $0.22 per month for each residential customer and will vary for non-residential customers. The proposed charge will allow Oncor, in a timely manner, to recover reasonable and necessary costs incurred in administering its energy efficiency program. If approved, the charge would go into effect on December 29, 2008, coinciding with the start of Oncor’s January 2009 billing month cycle.

In July 2008, a PUCT order was issued, establishing a schedule for the case, including an August 4, 2008 deadline to request a hearing, an August 8, 2008 deadline for a PUCT Staff recommendation (if no hearing is requested) and an August 13, 2008 deadline for the filing of a proposed order. On August 1, 2008, the Steering Committee of Cities filed a request for a hearing in the case. On August 5, 2008, the case was referred to the State Office of Administrative Hearings (SOAH). SOAH will set a procedural schedule after the PUCT adopts a preliminary order, which is expected to occur at its August 28, 2008 open meeting.

Transmission Rates — In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2008, an application was filed to increase the TCRF, which was administratively approved in February 2008 and became effective March 1, 2008. This increase is expected to increase annualized revenues by $12 million. In July 2008, an application was filed to increase the TCRF, which is expected to be approved in August 2008 and become effective September 1, 2008. This increase is expected to increase annualized revenues by $26 million.

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. The PUCT approved Oncor’s application at its April 25, 2008 open meeting and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs and is included in the filing discussed immediately above.

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

In the fourth quarter of 2007, the PUCT issued its Proposal for Publication for a new rule regarding the Selection of Transmission Service Providers (TSP) to establish a process for entities interested in constructing transmission improvements to submit expressions of interest to the PUCT. The rule also establishes the procedure whereby the PUCT selects the entities responsible for constructing the transmission improvements, and specifies requirements to ensure that such entities complete the ordered improvements in a timely and cost-effective manner. The TSP selection rule was approved by the PUCT in May 2008, and the order adopting the new rule was issued in June 2008.

In March 2008, the PUCT issued an Order Requiring Settlement Conference regarding the selection of transmission service providers to construct facilities necessary to serve CREZ. The Order specifies the intent of the PUCT to continue the existing rulemaking process, but also initiates a parallel process by ordering a settlement conference regarding the selection of transmission service providers for the CREZ transmission facilities. All entities that are interested in constructing and operating CREZ transmission facilities are required to participate in the settlement conference. Oncor is participating in the settlement conference.

In April 2008, ERCOT filed the results of a CREZ Transmission Optimization Study with the PUCT. The study included four scenarios of wind capacity, ranging from approximately 12,000 MW to 25,000 MW, with estimated transmission investment across ERCOT of $3.0 billion to $6.4 billion. In July 2008, the PUCT approved a scenario with an estimated transmission facilities cost of $4.9 billion to accommodate over 18,000 MW of wind capacity. The PUCT will select the transmission service providers that will construct the facilities.

In July 2008, Oncor, AEP Texas Central Company, AEP Texas North Company, Electric Transmission Texas, Lower Colorado River Authority Transmission Services Corp. and Sharyland Utilities, LP jointly filed an Initial Statement of Interest with the PUCT indicating their desire to construct and operate all of the CREZ transmission facilities and intent to file CREZ Transmission Plan proposals. As part of this filing, Oncor proposes to build at least 1,000 miles of transmission lines and facilities in and around Oncor’s service territory, which Oncor estimates will require an investment of more than $2 billion. Other interested transmission service providers have also filed statements of interest. Oncor plans to file its CREZ Transmission proposal in September 2008. Hearings on the CREZ Transmission Plan proposals are scheduled to commence December 1, 2008. Oncor cannot predict the amount of transmission facilities in CREZ, if any, that it will be awarded and construct.

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

Risk Oversight

TCEH’s wholesale operation manages the commodity price, counterparty credit and commodity-related operational risk related to the unregulated energy business within limitations established by senior management and in accordance with EFH Corp.’s overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, validation of transaction capture, portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

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

Long-Term Hedging Program — See discussion above under “Significant Activities and Events” for an update of the program, including potential effects on reported results.

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

	Successor
	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Month-end average Trading VaR:	$9	$9
Month-end high Trading VaR:	$15	$14
Month-end low Trading VaR:	$5	$6

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Successor
	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Month-end average MtM VaR:	$2,310	$1,081
Month-end high MtM VaR:	$3,549	$1,576
Month-end low MtM VaR:	$1,087	$322

Earnings at Risk (EaR) — This measurement estimates the potential reduction of pretax earnings for the periods presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities). For this purpose, cash flow hedges are also included with transactions that are not marked-to-market in net income. A 95% confidence level and a five to 60 day holding period are assumed in determining EaR.

	Successor
	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Month-end average EaR:	$2,338	$1,070
Month-end high EaR:	$3,916	$1,559
Month-end low EaR:	$1,069	$318

The increases in the risk measures (MtM VaR and EaR) above were driven by higher natural gas prices and significant increases in market volatility.

Interest Rate Risk

As discussed in Note 7 to the Financial Statements, EFH Corp. has entered into variable-to-fixed interest rate swaps with respect to $15.05 billion principal amount of debt. As of June 30, 2008, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $41 million, taking into account the interest rate swaps.

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

Credit Exposure — EFH Corp.’s net exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $2.542 billion at June 30, 2008.

Assets subject to credit risk as of June 30, 2008 include $622 million in accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions.

Most of the remaining credit exposure is with large business retail customers and wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of June 30, 2008, the exposure to credit risk from these customers and counterparties totaled $1.654 billion taking into account standardized master netting contracts and agreements described above and $218 million in credit collateral (cash, letters of credit and other security interests) held by EFH Corp. subsidiaries.

Of this $1.654 billion net exposure, 77% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFH Corp.’s internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. EFH Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

In addition, Oncor has exposure to credit risk totaling $266 million at June 30, 2008, of which $231 million represents potential nonperformance by nonaffiliated REPs. This exposure consists almost entirely of noninvestment grade trade accounts receivable. Oncor does not have any customers that represent more than 10% of the nonaffiliated trade accounts receivable at June 30, 2008.

The following table presents the distribution of credit exposure as of June 30, 2008, for retail trade accounts receivable from large business customers, wholesale trade accounts receivable and net asset positions arising from hedging and trading activities by investment grade and noninvestment grade, credit quality and maturity.

Successor
				Net Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral (a)	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,465	$184	$1,281	$792	$110	$379	$1,281
Noninvestment grade	407	34	373	209	22	142	373

Totals	$1,872	$218	$1,654	$1,001	$132	$521	$1,654

Investment grade	78%		77%
Noninvestment grade	22%		23%

(a)	Does not include liens held by EFH Corp. on counterparty assets in relation to $25 million of net exposure.

EFH Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

EFH Corp.’s subsidiaries had credit exposure to three counterparties each having an exposure greater than 10% of the net $1.654 billion credit exposure. These three counterparties represented 12%, 11% and 11%, respectively, of the net exposure. EFH Corp. views exposure to these three counterparties to be within an acceptable level of risk tolerance as they are rated investment grade; however, this concentration increases the risk that a default would have a material effect on EFH Corp.’s net income and cash flows.

With respect to credit risk related to the long-term hedging program, over 92% of the transaction volumes are with counterparties with an A credit rating or better. Additionally, EFH Corp. has potential credit concentration risk related to the limited number of counterparties in the program. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparties. EFH Corp. views the potential concentration of risk with these counterparties to be within an acceptable risk tolerance due to the strong financial profile of the counterparties and their respective A or above credit rating.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFH Corp. contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFH Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of EFH Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection”, “target”, “outlook”), are forward-looking statements. Although EFH Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed under “Risk Factors” in the 2007 Form 10-K and this Form 10-Q and the following important factors, among others, that could cause the actual results of EFH Corp. to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the PUCT, the RRC, the NRC, the EPA and the TCEQ, with respect to, among other things:

•	allowed prices;

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	EFH Corp.’s ability to attract and retain profitable customers;

•	EFH Corp.’s ability to profitably serve its customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	EFH Corp.’s ability to effectively hedge against changes in commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to EFH Corp.’s financial instruments;

•	changes in technology used by and services offered by EFH Corp.;

•	significant changes in EFH Corp.’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate future executive compensation payments;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	the ability of EFH Corp. to implement cost reduction initiatives, and

•

with respect to EFH Corp.’s lignite coal-fueled generation construction and development program, more specifically, EFH Corp.’s ability to fund such investments, changes in competitive market rules, unexpected judicial rulings, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of EFH Corp. and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of EFH Corp. to manage the significant construction program to a timely conclusion with limited cost overruns.

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

Other than the risk factors presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2007 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2007 Form 10-K. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2007 Form 10-K.

EFH Corp.’s revenues and results of operations may be adversely impacted by decreases in market prices of power due to the development of wind generation power sources.

A significant amount of investment in wind generation in the ERCOT market over the past few years has increased overall wind power generation capacity. Generally, the increased capacity has led to lower wholesale electricity prices (driven by lower market heat rates) in the zones at or near wind generation development, especially in, but not exclusive to, the West Zone where most of the new wind power generation is located. As a result, the profitability of EFH Corp.’s generation facilities and power purchase contracts, including certain wind generation power purchase contracts, have been impacted by the effects of the wind power generation, and the value could significantly decrease if wind power generation has a material sustained effect on market heat rates.

EFH Corp.’s revenues and results of operations may be adversely impacted as ERCOT transitions the current zonal market structure to a nodal wholesale market.

Substantially all of EFH Corp.’s competitive businesses are located in the ERCOT market, which is currently in the process of transitioning from a zonal market structure with four Congestion Management Zones to a nodal market structure that will directly manage congestion on a localized basis. In a nodal market, the prices received and paid for power will be based on pricing determined at specific interconnection points on the transmission grid (i.e., Locational Marginal Pricing), which could result in lower revenues or higher costs for EFH Corp.’s competitive businesses. This market structure change could have a significant impact on the profitability and value of EFH Corp.’s competitive businesses depending on how the Locational Marginal Pricing develops.

Oncor’s credit ratings could negatively affect Oncor’s ability to access capital.

Downgrades in Oncor’s long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. In connection with the Merger, Fitch, Moody’s and S&P downgraded Oncor’s long-term debt ratings. On August 12, 2008, Oncor entered into an agreement for the proposed sale of an approximate 20% minority stake in Oncor. The proposed sale of the approximate 20% minority stake is intended to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In addition, upon announcement of the agreement to sell the minority stake, S&P upgraded Oncor’s issuer ratings and credit ratings for senior unsecured debt and senior secured debt from BBB- to BBB+. Completion of the proposed sale of the minority stake is subject to various conditions, including the receipt of certain regulatory approvals. Neither EFH Corp. nor Oncor can make assurances that the proposed sale will be completed. Should the sale not be completed, Oncor’s long-term debt ratings could be adversely affected, including a downgrade to non-investment grade. In the event any downgrade occurs and causes Oncor’s borrowing costs to increase, Oncor may not be able to recover such increased costs as a result of the commitment it made to the PUCT in connection with the Merger that it will, in its 2008 general rate case, seek recovery for a cost of debt that does not exceed its actual cost of debt immediately prior to the announcement of the Merger.

Most of Oncor’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions. If Oncor’s credit ratings decline, the costs to operate Oncor’s businesses would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with Oncor.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended June 30, 2008, EFH Corp. issued an aggregate of approximately 1.36 million shares of its common stock to, or for the benefit of, certain of its officers, directors and employees for an aggregate consideration of approximately $6.8 million, including an aggregate of 0.6 million shares of its common stock that were issued during the three months ended March 31, 2008 for an aggregate consideration of $3 million.

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

Oncor Minority Interest Sale

On August 12, 2008, Oncor entered into a Contribution and Subscription Agreement (Contribution Agreement), with Texas Transmission Investment LLC (Buyer), an entity indirectly owned by a private investment group led by the OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation Pte Ltd., acting through its private equity and infrastructure subsidiary GIC Special Investments Pte Ltd., pursuant to which Oncor agreed to issue and sell between 19.75% and 19.97% of its equity interests to the Buyer (Issuance).

The consideration for the equity interests to be issued and sold to the Buyer in the Issuance will be approximately $1.254 billion (assuming the purchase by the Buyer of a 19.75% equity interest in Oncor). At the closing of the Issuance, Oncor also expects to offer and sell up to 0.22% of its outstanding equity interests to certain members of Oncor’s management team (Management Equity Offering). Accordingly, immediately after the closing of the Issuance and the Management Equity Offering, EFH Corp. will indirectly own 80.03% of Oncor, Oncor management will own approximately 0.22% of Oncor and the Buyer will own approximately 19.75% of Oncor. The Buyer will purchase any portion of the 0.22% of Oncor’s outstanding equity interests not purchased in the Management Equity Offering, with a pro rata increase in the aggregate purchase price to be paid by the Buyer.

The obligation of the Buyer to consummate the Issuance is not subject to any financing covenants or conditions. The proceeds received by Oncor from the Buyer upon completion of the Issuance and the Management Equity Offering are expected to be distributed to EFH Corp. Under the terms of EFH Corp.’s credit facilities, upon such distribution, EFH Corp. must repay all outstanding intercompany loans from TCEH. As of June 30, 2008, $468 million of such intercompany loans were outstanding. Regarding any excess proceeds, EFH Corp. may retain the funds for general corporate purposes, use the funds for repayment of debt, use the funds for certain investments, or contribute the funds to TCEH to be used for the same purposes.

The Contribution Agreement contains customary representations and warranties by Oncor and the Buyer. In addition, each of the parties has agreed to customary covenants, including, among others, the following: (i) Oncor will provide the Buyer and its representatives access and information prior to the completion of the Issuance, (ii) Oncor has agreed that prior to the Issuance it will operate its business in the ordinary course consistent with past practice and to preserve intact in all material respects the business and relationships of Oncor and its subsidiary with third parties, (iii) the Buyer has agreed not to take any actions that are reasonably likely to prevent or materially delay the completion of the Issuance, (iv) the parties have agreed to seek required consents and use reasonable best efforts to satisfy the closing conditions and (v) the parties have agreed to enter into certain other agreements described below at the closing.

Each of the parties’ obligations to complete the Issuance are subject to various conditions, including, among others the following: (i) the determination by the Committee on Foreign Investment in the United States (CFIUS) that the transactions contemplated by the Contribution Agreement are not subject to Section 721 of the Defense Production Act of 1950, as amended, or the determination by CFIUS that there are no unresolved national security concerns with respect to such transactions and action under Section 721 is therefore concluded, or receipt of notice that the President of the United States will not act to prohibit, suspend or otherwise prevent such transactions, (ii) the receipt by the Buyer of an irrevocable and legally binding equity commitment from an additional third-party investor to acquire between 1% and 5% (up to approximately $63 million) of the capital stock and shareholder debt of Buyer’s direct parent and (iii) the confirmation that, as of completion of the Issuance, certain of the Buyer’s indirect investors do not own certain direct or indirect equity interests in EFH Corp. EFH Corp. currently expects that the Issuance will close in the fourth quarter of 2008; however, there can be no assurance that the Issuance will be completed.

The Contribution Agreement may be terminated: (i) by mutual consent of the parties if the Issuance has not occurred by December 31, 2008 or (ii) by either Oncor or the Buyer, as the case may be, upon certain material breaches of the terms of the Contribution Agreement by the other party.

At completion of the Issuance, the members of Oncor are expected to enter into a Second Amended and Restated Limited Liability Company Agreement of Oncor (LLC Agreement) substantially in the form attached as an exhibit to the Contribution Agreement. In addition, Oncor and certain other parties, including the Buyer, have agreed to enter into an Investor Rights Agreement, a Registration Rights Agreement and an Amended and Restated Tax Sharing Agreement (Tax Sharing Agreement), each substantially in the respective form attached as an exhibit to the Contribution Agreement.

The LLC Agreement will, among other things, set out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the LLC Agreement will provide for the management of Oncor by a board of directors consisting of 11 members, including at least six Independent Directors (as defined in the LLC Agreement), two directors designated directly or indirectly by the Buyer, subject to certain conditions, two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor.

The LLC Agreement will also prohibit Oncor and its subsidiaries from taking certain material actions without prior special approvals by the members, some or all of the Independent Directors and/or the directors designated by one or more of the members. It also requires that any changes to Oncor’s procedures and limitations on declaring and paying distributions be approved by (i) a majority of the independent directors, (ii) all of the EFH Corp. directors and (iii) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such matter. In addition, any annual budget with an aggregate amount of the capital and operating and maintenance expenditures that is more than 10% less than the capital and operating and maintenance expenditures in the annual budget for the immediately prior fiscal year must be approved by (i) a majority of the independent directors and (ii) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such action.

The Investor Rights Agreement will govern certain rights of certain members of Oncor and EFH Corp. arising out of their direct or indirect ownership of Oncor membership interests, including, without limitation, transfers of Oncor membership interests and restrictions thereon. The Registration Rights Agreement will grant customary registration rights to certain members of Oncor.

The Tax Sharing Agreement will provide a contractual framework for cash taxes paid by Oncor to EFH Corp., as the indirect parent company of Oncor, and certain of Oncor’s members, including the Buyer.

The foregoing descriptions of the Contribution Agreement and the forms of the LLC Agreement, the Investor Rights Agreement, the Registration Rights Agreement and the Tax Sharing Agreement are not complete and are qualified in their entirety by reference to the copy of the Contribution Agreement filed by Oncor on Form 8-K with the SEC on August 13, 2008.

The equity interests in Oncor issued to the Buyer in the Issuance will be restricted securities and will be issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D thereunder.

Item 6.	Exhibits

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)			—	Employment Agreement, dated May 23, 2008, by and between M. Rizwan Chand and Energy Future Holdings Corp.

10(b)	1-12833 Form 8-K (filed June 6, 2008)	10.2	—	Amended and Restated Employment Agreement, dated June 6, 2008, by and among Luminant Holding Company LLC, EFH Corp. and Michael McCall

10 (c)	1-12833 Form 8-K (filed June 6, 2008)	10.1	—	Employment Agreement, dated as of July 1, 2008, by and between Paul M. Keglevic and Energy Future Holdings Corp.

10 (d)			—	Employment Agreement, dated July 7, 2008, by and between Luminant Holding Company LLC, Energy Future Holdings Corp. and Mark Allen McFarland

10 (e)			—	Form of Non-Qualified Stock Option Agreement (For Executive Officers)

10 (f)			—	Form of Management Stockholder’s Agreement (For Executive Officers)

10 (g)			—	Form of Sale Participation Agreement (For Executive Officers)

Other Material Contracts

10 (h)	333-100240 Form 8-K (filed August 13, 2008)	10.1	—	Contribution and Subscription Agreement, dated as of August 12, 2008, by and between Oncor and Texas Transmission Investment LLC

31	Rule 13a – 14(a)/15d – 14 (a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)			—	Condensed Statements of Consolidated Income – Twelve Months Ended June 30, 2008.

99(b)			—	Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2008 and 2007.

*	Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller

Date: August 14, 2008