Form 10-Q
period 2008-09-30
Energy Future Holdings Corp /TX/
filed 2008-11-06
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer   ☒    Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2008, there were 1,666,701,901 shares of common stock outstanding, without par value, of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2007 Form 10-K	EFH Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of EFH Corp. and its subsidiaries. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFH Corp. is providing Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibit 99(b)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in EFH Corp.’s debt arrangements. EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFH Corp. does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFH Corp.’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to EFH Corp. and its subsidiaries

Competitive Electric segment	Refers to the EFH Corp. business segment that includes TCEH and equipment salvage and resale activities related to eight cancelled coal-fueled generation units.

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 39-1	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (Offsetting of Amounts Related to Certain Contracts – an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)

FIN 48	FASB Interpretation No. 48 (As Amended), “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

FSP SFAS 157-3	FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by EFH Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

IRS	US Internal Revenue Service

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Luminant Construction	Refers to the operations of TCEH established for the purpose of developing and constructing new generation facilities.

Luminant Energy	Luminant Energy Company LLC, an indirect, wholly-owned subsidiary of TCEH that engages in certain wholesale markets activities

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NOx	nitrogen oxide

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy–remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

Regulated Delivery segment	Refers to the EFH Corp. business segment, the substantial majority of which consists of the activities of Oncor.

REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect, wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation, wholesale and retail energy markets and development and construction activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 7 to the Financial Statements for details of these facilities.

v

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that is the direct parent of EFH Corp.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

TXU Europe	TXU Europe Limited, a subsidiary of EFH Corp. that is in administration (similar to bankruptcy) in the United Kingdom

TXU Fuel	TXU Fuel Company, a former subsidiary of TCEH

TXU Gas	TXU Gas Company, a former subsidiary of EFH Corp.

US	United States of America

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues	$3,695	$2,983	$9,001	$7,743
Fuel, purchased power costs and delivery fees	(1,631)	(882)	(3,867)	(2,286)
Net gain (loss) from commodity hedging and trading activities	6,045	462	(248)	(607)
Operating costs	(370)	(350)	(1,120)	(1,065)
Depreciation and amortization	(431)	(209)	(1,217)	(612)
Selling, general and administrative expenses	(249)	(229)	(712)	(674)
Franchise and revenue-based taxes	(92)	(93)	(259)	(269)
Other income (Note 5)	14	20	43	65
Other deductions (Note 5)	(541)	(10)	(583)	(901)
Interest income	9	19	22	53
Interest expense and related charges (Note 15)	(831)	(226)	(2,505)	(644)

Income (loss) from continuing operations before income taxes	5,618	1,485	(1,445)	803
Income tax (expense) benefit	(2,001)	(506)	462	(212)

Income (loss) from continuing operations	3,617	979	(983)	591
Income from discontinued operations, net of tax effect	—	13	—	24

Net income (loss)	$3,617	$992	$(983)	$615

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Income (loss) from continuing operations	$3,617	$979	$(983)	$591
Income from discontinued operations, net of tax effect	—	13	—	24

Net income (loss)	3,617	992	(983)	615
Other comprehensive income (loss), net of tax effects:
Reclassification of pension and other retirement benefit costs (net of tax expense of $ —, —, — and $3) (Note 11)	—	1	1	6
Cash flow hedges:
Net increase (decrease) in fair value of derivatives (net of tax (expense) benefit of $76, $(5), $99 and $155)	(141)	7	(184)	(290)
Derivative value net (gains) losses related to hedged transactions recognized during the period and reported in net income (net of tax (expense) benefit of $22, $(6), $45 and $(46))	42	(10)	84	(85)

Total effect of cash flow hedges	(99)	(3)	(100)	(375)

Total adjustments to net income (loss) from continuing operations	(99)	(2)	(99)	(369)

Comprehensive income (loss)	$3,518	$990	$(1,082)	$246

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows — operating activities:
Net income (loss)	$(983)	$615
Income from discontinued operations, net of tax effect	—	(24)

Income (loss) from continuing operations	(983)	591
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,554	660
Deferred income tax benefit – net	(433)	(230)
Impairment of emission allowances intangible assets (Note 3)	501	—
Charge related to Lehman bankruptcy (Note 5)	26	—
Charge related to cancelled development of generation facilities (Note 4)	—	733
Write-off of deferred transaction costs (Note 5)	—	38
Credit related to impaired leases (Note 5)	—	(48)
Net gains on sale of assets	(1)	(39)
Unrealized net losses from mark-to-market valuations of commodity positions	221	703
Unrealized net gains from mark-to-market valuations of interest rate swaps	(36)	—
Bad debt expense	58	44
Stock-based compensation expense	26	26
Other	19	25
Changes in operating assets and liabilities:
Margin deposits – net	(236)	(769)
Other	241	(179)

Cash provided by operating activities from continuing operations	957	1,555

Cash flows — financing activities:
Issuances of securities:
Pollution control revenue bonds	242	—
Other long-term debt	2,535	1,800
Common stock	34	1
Retirements/repurchases of securities:
Pollution control revenue bonds	(242)	(143)
Other long-term debt	(432)	(302)
Common stock	(1)	(13)
Change in short-term borrowings:
Commercial paper	—	(1,296)
Banks	902	1,980
Common stock dividends paid	—	(594)
Settlements of minimum withholding tax liabilities under stock-based compensation plans	—	(93)
Debt discount, financing and reacquisition expenses	(19)	(17)
Other	33	—

Cash provided by financing activities	3,052	1,323

Cash flows — investing activities:
Capital expenditures	(2,067)	(2,274)
Nuclear fuel purchases	(112)	(54)
Investment held in money market fund (Note 15)	(242)	—
Purchase of mining-related assets	—	(122)
Reduction of restricted cash related to pollution control revenue bonds	29	192
Transfer of cash collateral to custodian account (restricted cash)	(20)	—
Other changes in restricted cash	(8)	(11)
Proceeds from sale of assets	53	6
Proceeds from sale of environmental allowances and credits	30	—
Purchases of environmental allowances and credits	(18)	—
Proceeds from sales of nuclear decommissioning trust fund securities	747	402
Investments in nuclear decommissioning trust fund securities	(758)	(413)
Cost to remove retired property	(26)	(24)
Other	18	13

Cash used in investing activities	(2,374)	(2,285)

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (cont.)

(Unaudited)

(millions of dollars)

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Discontinued operations:
Cash provided by operating activities	—	28
Cash provided by financing activities	—	—
Cash used in investing activities	—	—

Cash provided by discontinued operations	—	28

Net change in cash and cash equivalents	1,635	621
Cash and cash equivalents — beginning balance	281	25

Cash and cash equivalents — ending balance	$1,916	$646

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	Successor
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,916	$281
Investments held in money market fund (Note 15)	242	—
Restricted cash	84	56
Trade accounts receivable — net (Note 6)	1,234	1,099
Income taxes receivable	221	101
Inventories	412	405
Commodity and other derivative contractual assets (Note 10)	1,555	1,129
Accumulated deferred income taxes	—	9
Margin deposits related to commodity positions (Note 10)	766	513
Other current assets	140	376

Total current assets	6,570	3,969
Restricted cash	1,267	1,296
Investments	731	868
Property, plant and equipment — net	29,600	28,650
Goodwill (Note 3)	22,930	22,954
Intangible assets — net (Note 3)	3,565	4,365
Regulatory assets — net	1,419	1,305
Commodity and other derivative contractual assets (Note 10)	340	244
Unamortized debt issuance costs and other noncurrent assets	1,069	1,130
Assets held for sale	—	23

Total assets	$67,491	$64,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 7)	$2,620	$1,718
Long-term debt due currently (Note 7)	416	513
Trade accounts payable	1,223	904
Commodity and other derivative contractual liabilities (Note 10)	2,006	1,146
Margin deposits related to commodity positions (Note 10)	22	5
Accrued interest	875	537
Other current liabilities	588	879

Total current liabilities	7,750	5,702
Accumulated deferred income taxes	6,528	6,664
Investment tax credits	43	47
Commodity and other derivative contractual liabilities (Note 10)	2,456	2,453
Long-term debt, less amounts due currently (Note 7)	40,867	38,603
Other noncurrent liabilities and deferred credits	4,214	4,650

Total liabilities	61,858	58,119
Commitments and Contingencies (Note 8)

Shareholders’ equity (Note 9)
Common stock without par value: Authorized shares — 2,000,000,000 Outstanding shares 1,667,055,540 and 1,664,345,953	—	—
Additional paid-in capital	8,309	8,279
Retained deficit	(2,343)	(1,360)
Accumulated other comprehensive loss	(333)	(234)

Total shareholders’ equity	5,633	6,685

Total liabilities and shareholders’ equity	$67,491	$64,804

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

EFH Corp. has two reportable segments: the Competitive Electric segment, which includes the activities of TCEH as well as equipment salvage and resale activities related to the 2007 cancelled development of new generation facilities, and the Regulated Delivery segment, which includes the activities of Oncor, its wholly-owned bankruptcy-remote financing subsidiary and, in 2007, certain revenues and costs associated with installation of equipment that will facilitate Oncor’s technology initiatives. See Note 14 for further information concerning reportable business segments.

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub. As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

See Note 16 for discussion of Oncor’s sale of approximately 20% of its outstanding equity interest on November 5, 2008.

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

The accompanying condensed statements of consolidated income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2008 and September 30, 2007 and consolidated cash flows for the nine months ended September 30, 2008 and September 30, 2007 are presented as the “Successor” and the “Predecessor,” and relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141.

Change in Classification of Results from Commodity Hedging and Trading Activities — Effective April 1, 2008, EFH Corp. changed its classification of realized and unrealized net gains and losses from commodity hedging and trading activities such that the results from these activities are reported as a separate line on the income statement. Prior to April 1, 2008, such amounts were included within operating revenues. EFH Corp. believes this change in classification provides users of the financial statements better transparency of underlying revenue trends. Results from commodity hedging and trading activities are volatile as a substantial majority of the activity involves natural gas financial instruments, which are used to economically hedge future cash flows from electricity sales and are marked-to-market in net income. Comparative financial statements of prior periods reflect this reclassification. The following table presents EFH Corp.’s operating revenues as previously reported and reflects the change in classification. There is no effect on reported earnings, the balance sheet or the statement of cash flows as a result of this change in presentation.

	Predecessor
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Operating revenues	$3,445	$2,983	$7,136	$7,743
Net gain (loss) from commodity hedging and trading activities	n/a	462	n/a	(607)
Income from continuing operations	979	979	591	591

Discontinued Businesses

Income from discontinued operations in the nine months ended September 30, 2007 consisted primarily of insurance proceeds related to the 2005 TXU Europe litigation settlement agreement.

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

Changes in Accounting Standards

Effective January 1, 2008, EFH Corp. adopted FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP provides additional guidance regarding the offsetting in the balance sheet of cash collateral and derivative fair value asset and liability amounts. As provided for by this rule, for balance sheet presentation, EFH Corp. elected to not adopt netting of cash collateral, and further to discontinue netting of derivative assets and liabilities under master netting agreements. Accordingly, as required by the rule, prior period amounts in the financial statements reflect the change in presentation, resulting in an increase of $849 million and $171 million in both commodity and other derivative contractual current and noncurrent assets and liabilities, respectively, at December 31, 2007 compared to amounts previously reported in the 2007 Form 10-K.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 enhances required disclosures regarding derivatives and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. EFH Corp. is evaluating the impact of this statement on its financial statement disclosures.

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change the fair value measurement principles in SFAS 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. EFH Corp. has determined this FSP does not change its approach for measuring fair value of financial assets.

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

The goodwill amount recorded totals $22.9 billion as of September 30, 2008. Management believes the drivers of the goodwill amount include the incremental value of the future cash flow potential of the baseload generation facilities, including facilities under construction, over the values assigned to those assets under purchase accounting rules, considering the market-pricing mechanisms and growth potential in the ERCOT market, as well as the value derived from the scale of the retail business. Management also believes that the goodwill reflects the value of the relatively stable, long-lived cash flows of the regulated business, considering the constructive regulatory environment and market growth potential. See Note 3 for disclosures related to goodwill.

The purchase price allocation at September 30, 2008 is substantially complete; however, additional analysis with respect to the value of certain assets, contractual arrangements and contingent liabilities could result in a change in the total amount of goodwill and amounts assigned to EFH Corp.’s reporting units. SFAS 141 requires that the purchase price allocation be completed no later than one year from the date of the Merger.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Equity purchase price		$31,935
Transaction costs		759

Total purchase price		32,694

Property, plant and equipment	$28,390
Intangible assets	4,462
Regulatory assets and deferred debits	1,447
Other assets	4,890

Total assets acquired	39,189

Short-term borrowings and long-term debt	14,183
Deferred income tax liabilities	7,871
Other liabilities	7,371

Total liabilities assumed	29,425

Net identifiable assets acquired		9,764

Goodwill		$22,930

Exit liabilities originally recorded as part of the purchase price allocation totaled approximately $60 million, which consisted primarily of estimated amounts related to the cancellation of the development of coal-fueled generation facilities discussed in Note 4 and the exit of certain administrative activities. Such cancellation liabilities have been negotiated to a lesser amount and taking into consideration payments made, the exit liabilities have all been extinguished as of September 30, 2008. In September 2008, additional exit liabilities totaling $10 million related to termination pursuant to the Merger of certain contractual agreements were recorded. This amount is expected to be paid by the first quarter of 2009.

The decrease in exit liabilities discussed immediately above was the principal cause of a $24 million decrease in goodwill between December 31, 2007 and September 30, 2008.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the Merger-related transactions occurred on January 1, 2007. The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of what EFH Corp.’s results of operations would have been if the Merger-related transactions had occurred on that date, or what EFH Corp.’s results of operations will be for any future periods.

For the three months ended September 30, 2007, unaudited pro forma revenues and net income were $2.985 billion and $453 million, respectively. Pro forma adjustments for the three months ended September 30, 2007 consist of incremental depreciation and amortization expense (including amounts recognized in revenues or fuel and purchased power costs) of $151 million, interest expense of $678 million and income tax benefits of $290 million. For the nine months ended September 30, 2007, unaudited pro forma revenues and net loss were $7.750 billion and $1.001 billion, respectively. Pro forma adjustments for the nine months ended September 30, 2007 consist of incremental depreciation and amortization expense (including amounts recognized in revenues or fuel and purchased power costs) of $453 million, interest expense of $2.034 billion and income tax benefits of $870 million.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Goodwill as of September 30, 2008 totaled $22.930 billion with $18.033 billion assigned to the Competitive Electric segment and $4.897 billion to the Regulated Delivery segment. Goodwill as of December 31, 2007 totaled $22.954 billion with $18.060 billion assigned to the Competitive Electric segment and $4.894 billion to the Regulated Delivery segment. None of this goodwill balance is being deducted for tax purposes.

Assessment of Goodwill Impairment

Key measures in assessing the fair value of EFH Corp., including equity values of comparable companies and forward natural gas prices, experienced significant volatility and general declines in the third quarter as the credit crisis has impacted worldwide markets. As a result of these market movements, management considered whether an assessment of the carrying value of goodwill, in accordance with the provisions of SFAS 142, should be performed as of September 30, 2008 for its reporting units, which consist of its Competitive Electric and Regulated Delivery segments.

In consideration of long-term valuation drivers and trends specific to EFH Corp. and recently completed and proposed relevant transactions, management believes that the fundamental value of the business has not changed materially, and considering the volatility in the markets during September 2008, determined that it would be premature to conclude that market declines as of the end of the third quarter are other than temporary. Management intends to reassess market conditions prior to the issuance of EFH Corp.’s year-end financial statements. EFH Corp.’s annual goodwill assessment date under SFAS 142 falls in the fourth quarter. Management believes that any potential impairment of goodwill would be limited to the Competitive Electric segment, as equity values of many unregulated wholesale electricity generation entities have been impacted by the market turmoil (and in some cases by factors specific to a company’s circumstances), while those of regulated electricity transmission and distribution entities largely have been stable.

Under the SFAS 142 goodwill impairment analysis, if at the assessment date the Competitive Electric segment’s carrying value exceeded its estimated enterprise value, then the estimated enterprise value of the segment would be compared to the estimated fair values of the segment’s operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount would then be compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount would be written off as an impairment charge. Because any decline in enterprise value would likely be accompanied by a decline in the fair value of assets, particularly generation plants, it is possible that implied goodwill would approximate recorded goodwill, and no impairment would arise as a result of this analysis.

Identifiable Intangible Assets

Identifiable intangible assets are comprised of the following:

	Successor
	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$118	$345	$463	$79	$384
Favorable purchase and sales contracts	715	197	518	702	68	634
Capitalized in-service software	248	104	144	225	71	154
Environmental allowances and credits	984	96	888	1,525	19	1,506
Land easements and other	190	70	120	179	67	112

Total intangible assets subject to amortization	$2,600	$585	2,015	$3,094	$304	2,790

Trade name (not subject to amortization)			1,436			1,436

Mineral interests (not currently subject to amortization)			114			139

Total intangible assets			$3,565			$4,365

Amortization expense related to intangible assets consisted of:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Retail customer relationship	$13	$—	$39	$—
Favorable purchase and sales contracts	9	—	115	—
Capitalized in-service software	11	8	33	21
Environmental allowances and credits	28	—	77	—
Land easements	1	—	2	2

Total amortization expense	$62	$8	$266	$23

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

•

Favorable Purchase and Sales Contracts — Favorable purchase and sales contracts intangible asset primarily represents the above market value of commodity contracts for which: 1) EFH Corp. has made the “normal” purchase or sale election allowed by SFAS 133 or 2) the contracts did not meet the definition of a derivative. The amortization periods of these intangible assets are based on the terms of the contracts, and the expense is reported as part of revenues or fuel and purchased power costs in the income statement as appropriate (reported in the Competitive Electric segment). Unfavorable purchase and sales contracts are recorded as other noncurrent liabilities and deferred credits (see Note 15).

•

Trade name — The trade name intangible asset represents the value of the TXU Energy trade name, and as an indefinite-lived asset is not subject to amortization. This intangible asset will be evaluated for impairment at least annually (as of October 1) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

•

Environmental Allowances and Credits — This intangible asset represents the fair value of environmental allowances and credits held by EFH Corp., substantially all of which were expected to be used in its power generation activity. These credits will be amortized to fuel and purchased power costs utilizing a units-of-production method (reported in the Competitive Electric segment).

Impairment of Certain Intangible Assets

In March 2005, the EPA issued regulations called the Clean Air Interstate Rule (CAIR) for 28 states, including Texas, where EFH Corp.’s generation facilities are located. CAIR required reductions of SO2 and NOx emissions from power generation facilities in such states. The SO2 reductions were beyond the reductions required under the Clean Air Act’s existing acid rain cap-and-trade program (the Acid Rain Program). CAIR also established a new regional cap-and-trade program for NOx emissions reductions.

In July 2008, the US Court of Appeals for the D.C. Circuit (the D.C. Circuit Court) invalidated CAIR. The D.C. Circuit Court did not overturn the existing cap-and-trade program for SO2 reductions under the Acid Rain Program.

In the second quarter of 2008, EFH Corp. determined that certain of its SO2 allowances had decreased materially in value, likely driven by litigation that resulted in the July 2008 decision from the D.C. Circuit Court invalidating CAIR. Accordingly, EFH Corp. recorded a $2 million (before deferred income tax benefit) impairment of certain SO2 allowances.

Based on the D.C. Circuit Court’s ruling, EFH Corp. recorded a noncash impairment charge to earnings in the third quarter of 2008. EFH Corp. impaired NOx allowances in the amount of $401 million (before deferred income tax benefit). As a result of the D.C. Circuit Court’s decision, as it stands, NOx allowances would no longer be needed, and thus there would not be an actively traded market for such allowances. Consequently, the NOx allowances held by EFH Corp. would likely have very little value absent reversal of the D.C. Circuit Court’s decision or promulgation of new rules by the EPA. In addition, EFH Corp. impaired SO2 allowances in the amount of $98 million (before deferred income tax benefit). While the D.C. Circuit Court did not invalidate the Acid Rain Program, EFH Corp. would have more SO2 allowances than it would need to comply with the Acid Rain Program. While there continues to be a market for SO2 allowances, the D.C. Circuit Court’s decision has resulted in a material decrease in the market price of SO2 allowances.

The impairment amounts recorded in the second and third quarters of 2008 were reported in other deductions and are reflected in the results of the Competitive Electric segment.

At this time EFH Corp. cannot predict the final outcome of the D.C. Circuit Court’s decision, including whether the D.C. Circuit Court will grant the EPA’s request for rehearing or revise its decision to allow CAIR to remain in place during any Court-ordered revision of CAIR by the EPA.

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Successor
2008	$375
2009	475
2010	284
2011	234
2012	165

4.	CHARGES RELATED TO CANCELLED DEVELOPMENT OF COAL-FUELED GENERATION FACILITIES

In the first quarter of 2007, EFH Corp. recorded a charge totaling $713 million ($463 million after-tax) in connection with the suspension in February 2007 of the development of eight coal-fueled generation units. This decision and subsequent terminations of equipment orders required an evaluation of the recoverability of recorded assets associated with the development program. The charge included $673 million for the impairment of construction work-in-process asset balances (primarily pre-construction development costs), $11 million for costs arising from terminations of equipment orders and $29 million for the write-off of deferred financing costs. In determining the charge to be recorded, EFH Corp. applied accounting rules for impairment of long-lived assets under SFAS 144 and for exit activities under SFAS 146. As disclosed in the 2007 Form 10-K, $44 million ($29 million after-tax) in net charges related to these units were recorded in subsequent periods of 2007, including net charges of $17 million ($11 million after-tax) recorded in the third quarter of 2007. Additional charges totaling $2 million and $10 million ($1 million and $6 million after-tax, respectively) were recorded in the three and nine months ended September 30, 2008, respectively, which primarily represented costs for transportation and storage of materials.

The construction work-in-process asset balances totaled $871 million at March 31, 2007 prior to the writedown and included progress payments made and accruals for amounts due to equipment suppliers, based on percentage of completion estimates, engineering and design services costs, site preparation expenditures, internal salary and related overhead costs for personnel engaged directly in construction management activities and capitalized interest. The construction work-in-process balance at September 30, 2008 totaled $88 million and consisted of estimated recovery amounts, using a probability-weighted methodology, from equipment salvage and potential resale activities. Cumulative net cash proceeds through September 30, 2008 from the sale of the impaired assets total $169 million.

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

5.	OTHER INCOME AND DEDUCTIONS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Other income:
Amortization of gain on sale of TXU Fuel business	$—	$12	$—	$35
Accretion of adjustment (discount) of regulatory assets resulting from purchase accounting (see Note 15)	11	—	33	—
Net gain on sale of assets	1	—	1	4
Adjustments to insurance reserves related to discontinued operations	—	—	—	7
Penalty received for nonperformance under a coal transportation agreement	—	3	—	6
Mineral rights royalty income	1	3	3	8
Other	1	2	6	5

Total other income	$14	$20	$43	$65

Other deductions:
Impairment of emission allowances intangible assets (Note 3)	499	—	501	—
Charge related to Lehman bankruptcy (a)	26	—	26	—
Transition and business optimization costs	8	—	8	—
Net charges related to cancelled development of generation facilities (Note 4)	2	17	10	812
Charge related to termination of rail car lease (b)	—	10	—	10
Other asset writeoffs (c)	—	4	2	34
Professional fees incurred related to the Merger	1	18	4	38
Expenses related to InfrastruX Energy Services joint venture (d)	—	—	—	12
Credit related to impaired leases (e)	—	(48)	—	(48)
Costs related to 2006 cities rate settlement	—	6	13	19
Litigation/regulatory settlements	—	—	6	5
Ongoing pension and other postretirement benefit expense (credit) related to discontinued businesses	1	1	2	10
Other	4	2	11	9

Total other deductions	$541	$10	$583	$901

(a)	Represents reserve established against amounts due (excluding termination related costs) from subsidiaries of Lehman Brothers Holdings Inc. arising from commodity hedging and trading activities. There are no open positions with these subsidiaries. (Reported in Competitive Electric segment.)
(b)	Represents costs associated with termination and refinancing of a rail car lease. (Reported in Competitive Electric segment.)
(c)	$30 million of the nine months ended September 30, 2007 amount represents previously deferred costs, consisting primarily of professional fees for tax, legal and other advisory services, in connection with certain previously anticipated strategic transactions (including expected financings) that were no longer expected to be consummated as a result of the Merger. (Reported in Corporate and Other activities.)
(d)	Consists of previously deferred costs, consisting primarily of professional fees that were written off due to suspension of the joint venture arrangement, which was cancelled in connection with the Merger. Of these amounts, $8 million was reported in the Corporate and Other activities and the balance was reported in the Regulated Delivery segment results.
(e)	In 2004, EFH Corp. recorded a liability of $157 million for leases of certain natural gas-fueled combustion turbines, net of estimated sublease revenues, that were no longer operated for its own benefit. In the third quarter of 2007, a reduction in the liability was recorded to reflect new subleases entered into in October 2007 (reported in the Competitive Electric segment results). The remaining $59 million liability was eliminated as part of purchase accounting as EFH Corp. operates these assets for its own benefit after the Merger.

6.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

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

As of September 30, 2008, program funding was $700 million, which is the maximum amount currently available under the accounts receivable securitization program. The amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program, during periods in which TCEH’s long-term senior unsecured debt rating is lower than investment grade. Funding availability for all originators can be reduced by 100% of the originators’ customer deposits if TCEH’s credit rating is lower than Ba3/BB-; 50% if TCEH’s credit rating is between Ba3/BB- and Ba1/BB+; and zero % if TCEH’s credit rating is at least Baa3/BBB-. Although TCEH’s credit ratings were lower than Ba3/BB- as of September 30, 2008, the originators’ customer deposits, which totaled $111 million, did not reduce funding availability at that date since the amount of undivided interests that otherwise could be sold exceeded the $700 million program limit.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends as well as other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $340 million and $296 million at September 30, 2008 and December 31, 2007, respectively.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Program fees	$7	$10	$18	$30
Program fees as a percentage of average funding (annualized)	4.2%	6.0%	5.2%	6.3%
Servicing fees	1	1	3	3

The accounts receivable balance reported in the September 30, 2008 consolidated balance sheet includes $1.040 billion face amount of trade accounts receivable of TCEH subsidiaries sold to TXU Receivables Company, such amount having been reduced by $700 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $337 million and $73 million for the nine month periods ending September 30, 2008 and 2007, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash collections on accounts receivable	$4,881	$6,066
Face amount of new receivables purchased	(5,263)	(6,446)
Discount from face amount of purchased receivables	22	33
Program fees paid	(18)	(30)
Servicing fees paid	(3)	(3)
Increase in subordinated notes payable	44	307

Operating cash flows provided to EFH Corp. under the program	$(337)	$(73)

Effective with the completion of the Merger, Oncor no longer participates in the accounts receivable securitization program. Amounts funded under the program related to Oncor’s trade accounts receivable totaled $112 million at September 30, 2007. Amounts related to Oncor’s trade accounts receivable for the nine months ended September 30, 2007 totaled $5 million in program fees and $26 million in operating cash flows provided.

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

Trade Accounts Receivable

	Successor
	September 30, 2008	December 31, 2007
Gross trade accounts receivable	$2,003	$1,494
Undivided interests in accounts receivable sold by TXU Receivables Company	(700)	(363)
Allowance for uncollectible accounts	(69)	(32)

Trade accounts receivable — reported in balance sheet	$1,234	$1,099

Gross trade accounts receivable at September 30, 2008 and December 31, 2007 included unbilled revenues of $522 million and $477 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Allowance for uncollectible accounts receivable as of beginning of period	$32	$13
Increase for bad debt expense	58	44
Decrease for account writeoffs	(47)	(45)
Charge related to Lehman bankruptcy	26	—
Changes related to receivables sold	—	11

Allowance for uncollectible accounts receivable as of end of period	$69	$23

Allowances related to undivided interests in receivables sold totaled $15 million at September 30, 2007, and this amount was reported in current liabilities.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At September 30, 2008, EFH Corp. and its subsidiaries had outstanding short-term borrowings of $2.620 billion at a weighted average interest rate of 5.88%, excluding certain customary fees, at the end of the period. Short-term borrowings under credit facilities totaled $2.470 billion for TCEH and $150 million for Oncor.

At December 31, 2007, EFH Corp. and its subsidiaries had outstanding short-term borrowings of $1.718 billion at a weighted average interest rate of 5.39%, excluding certain customary fees, at the end of the period. Borrowings under credit facilities totaled $1.280 billion for Oncor and $438 million for TCEH.

Credit Facilities

EFH Corp.’s credit facilities with cash borrowing and/or letter of credit availability at September 30, 2008 are presented below. The facilities are all senior secured facilities of the authorized borrower.

		At September 30, 2008
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Delayed Draw Term Loan Facility (a)	October 2014	$4,100	$—	$3,154	$946
TCEH Revolving Credit Facility (b)	October 2013	2,700	102	1,910	688
TCEH Letter of Credit Facility (c)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$8,050	$102	$6,314	$1,634

TCEH Commodity Collateral Posting Facility (d)	December 2012	Unlimited	$—	$969	Unlimited
Oncor Revolving Credit Facility (e)	October 2013	$2,000	$—	$150	$1,850

(a)	Facility to be used during the two-year period commencing on October 10, 2007 to fund expenditures for constructing certain new generation facilities and environmental upgrades of existing generation facilities, including previously incurred expenditures not yet funded under this facility. Borrowings are classified as long-term debt.
(b)	Facility to be used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings.
(c)	Facility to be used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings, all of which were drawn at the closing of the Merger and are classified as long-term debt, have been retained as restricted cash. Letters of credit totaling $1.131 billion issued as of September 30, 2008 are supported by the restricted cash, and the remaining letter of credit availability totals $119 million.
(d)	Revolving facility to be used to fund cash collateral posting requirements for specified volumes of natural gas hedges. At September 30, 2008, cash borrowings of $409 million are classified as long-term debt and $560 million are classified as short-term borrowings.
(e)	Facility to be used by Oncor for its general corporate purposes. Borrowings are classified as short-term borrowings. The year-to-date decrease in borrowing from $1.280 billion to $150 million was driven by the use of the majority of the proceeds from the issuance in September 2008 of $1.500 billion of senior secured notes as described below under “Debt Related Activity in 2008” to repay short-term borrowings.

The availability amounts shown above include unfunded commitments from a subsidiary of Lehman Brothers Holdings Inc. (Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. As of September 30, 2008, the aggregate amounts of such unfunded commitments were $79 million under the TCEH Revolving Credit Facility, $16 million under the TCEH Delayed Draw Term Loan Facility and $159 million under the Oncor Revolving Credit Facility. In addition, the amount of letters of credit shown above for the TCEH Revolving Credit Facility include approximately $12 million for the account of the Lehman subsidiary, and the amount of cash borrowings shown above for the TCEH Revolving Credit Facility include approximately $80 million funded by a fronting bank on behalf of the Lehman subsidiary that had not been reimbursed to the fronting bank as of September 30, 2008. See Note 5 for discussion of a charge recorded related to other transactions with Lehman.

Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities in order to permit TXU Energy to return retail customer deposits, if necessary. As a result, at September 30, 2008, the total availability under the TCEH credit facilities should be further reduced by $120 million.

Long-Term Debt

At September 30, 2008 and December 31, 2007, the long-term debt of EFH Corp. consisted of the following:

	Successor
	September 30, 2008	December 31, 2007
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	—
2.300% Floating Series 2001A due October 1, 2030 (b)	—	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	—
2.300% Floating Series 2001D-1 due May 1, 2033 (b)	—	171
8.230% Floating Series 2001D-2 due May 1, 2033 (c)	97	97
8.000% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
8.230% Floating Series 2002A due May 1, 2037 (c)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(165)	(175)

Senior Secured Facilities:
6.248% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)	16,286	16,409
6.222% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	3,154	2,150
5.989% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
3.831% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	409	382

Other:
10.25% Fixed Senior Notes due November 1, 2015	3,000	3,000
10.25% Fixed Senior Notes Series B due November 1, 2015	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,750	1,750
6.125% Fixed Senior Notes due March 15, 2008	—	3
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.100% Promissory Note due January 5, 2009	65	65
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	67	78
Capital lease obligations	161	161
Unamortized fair value discount (d)	(8)	(9)

Total TCEH	$29,509	$28,604

	Successor
	September 30, 2008	December 31, 2007
EFC Holdings
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$58	$59
8.254% Fixed Notes due in quarterly installments through December 31, 2021	54	56
3.601% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(13)	(14)

Total EFC Holdings	108	110

EFH Corp.
10.875% Fixed Senior Notes due November 1, 2017	2,000	2,000
11.25 / 12.00% Senior Toggle Notes due November 1, 2017	2,500	2,500
6.375% Fixed Senior Notes Series C due January 1, 2008	—	200
4.800% Fixed Senior Notes Series O due November 15, 2009	3	3
5.550% Fixed Senior Notes Series P due November 15, 2014	1,000	1,000
6.500% Fixed Senior Notes Series Q due November 15, 2024	750	750
6.550% Fixed Senior Notes Series R due November 15, 2034	750	750
8.820% Building Financing due semiannually through February 11, 2022 (h)	80	88
Unamortized fair value premium related to Building Financing (d)	22	24
Unamortized fair value discount (d)	(674)	(714)

Total EFH Corp.	6,431	6,601

Oncor
6.375% Fixed Senior Notes due May 1, 2012 (i)	700	700
5.950% Fixed Senior Notes due September 1, 2013 (i)	650	—
6.375% Fixed Senior Notes due January 15, 2015 (i)	500	500
6.800% Fixed Senior Notes due September 1, 2018 (i)	550	—
7.000% Fixed Debentures due September 1, 2022 (i)	800	800
7.000% Fixed Senior Notes due May 1, 2032 (i)	500	500
7.250% Fixed Senior Notes due January 15, 2033 (i)	350	350
7.500% Fixed Senior Notes due September 1, 2038 (i)	300	—
Unamortized discount	(17)	(15)

Total Oncor	4,333	2,835

Oncor Electric Delivery Transition Bond Company LLC (j)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	54	93
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	71	99
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total Oncor Electric Delivery Transition Bond Company LLC	911	978
Unamortized fair value discount related to transition bonds (d)	(9)	(12)

Total Oncor consolidated	5,235	3,801

Total EFH Corp. consolidated	41,283	39,116
Less amount due currently	(416)	(513)

Total long-term debt	$40,867	$38,603

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2008. These series were remarketed in June 2008, resulting in a fixed rate to maturity.
(c)	Interest rates in effect at September 30, 2008. These series are in a weekly interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $16.55 billion principal amount.
(f)	Interest rates in effect at September 30, 2008.
(g)	Interest rates in effect at September 30, 2008, excluding quarterly maintenance fee discussed below. See “Credit Facilities” above for more information.
(h)	This financing is secured with a $121 million letter of credit.
(i)	Secured with first priority lien as discussed under “Oncor Revolving Credit Facility” below.
(j)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2008 — Retirements of long-term debt in 2008 totaling $674 million represented principal payments at scheduled maturity dates as well as the remarketing of $242 million principal amount of pollution control revenue bonds discussed below. Payments at scheduled maturity dates included $200 million of EFH Corp. senior notes, $123 million repaid under the TCEH Initial Term Loan Facility, and $67 million of Oncor transition bond principal payments.

Issuances of long-term debt in 2008 totaling $2.777 billion represented senior secured notes issued by Oncor with an aggregate principal amount of $1.500 billion (see discussion below under “Oncor Senior Secured Notes”), borrowings under the TCEH Delayed Draw Term Loan Facility of $1.004 billion to fund expenditures related to the development of new generation facilities and the environmental retrofit program for existing lignite/coal-fueled generation facilities, the remarketing of $242 million principal amount of pollution control revenue bonds discussed immediately below and $31 million of additional borrowings under the TCEH Commodity Collateral Posting Facility (under which additional borrowings in 2008 totaling $122 million are classified as short-term debt).

In June 2008, TCEH remarketed the Brazos River Authority Pollution Control Revenue Bonds Series 2001A due in October 2030 and Series 2001D-1 due in May 2033 with aggregate principal amounts of $71 million and $171 million, respectively. The bonds were previously in a floating rate mode that reset weekly and were backed by two letters of credit in an aggregate amount of $247 million. As a result of the remarketing, the bonds were fixed to maturity at an interest rate of 8.25%, and the two letters of credit were cancelled. The bonds are redeemable at par beginning July 1, 2018 and are redeemable with a make-whole premium prior to July 1, 2018. These bonds were remarketed with a covenant package similar to the notes discussed below under “TCEH Notes Issued Subsequent to the Merger.”

TCEH Senior Secured Facilities — Borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility, which totaled $22.600 billion at September 30, 2008, bear interest at per annum rates equal to, at TCEH’s option, (i) adjusted LIBOR plus 3.50% or (ii) a base rate (the higher of (1) the prime rate as announced from time to time by the administrative agent of the facilities and (2) the federal funds effective rate plus 0.50%) plus 2.50%. There is a margin adjustment mechanism in relation to term loans, revolving loans and letter of credit fees under which the applicable margins may be reduced based on the achievement of certain leverage ratio levels; there was no such reduction based upon September 30, 2008 levels. The applicable rate on each facility as of September 30, 2008 is provided in the table above and reflects LIBOR-based borrowings.

A commitment fee is payable quarterly in arrears and upon termination of the TCEH Revolving Credit Facility at a rate per annum equal to 0.50% of the average daily unused portion of such facility. The commitment fee is subject to reduction, based on the achievement of certain leverage ratio levels; there was no such reduction based upon September 30, 2008 levels.

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

Pursuant to the supplemental indenture, the Co-Issuers also issued and sold $1.75 billion aggregate principal amount of 10.50%/11.25% Senior Toggle Notes due November 1, 2016. The initial interest payment on these notes (referred to as the TCEH Toggle Notes) was paid in cash. For any interest period thereafter until November 1, 2012, the Issuer may elect to pay interest on the notes, at the Issuer’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (Payment-in-Kind or PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest, and the first interest payment was made on May 1, 2008.

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

The TCEH Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Co-Issuers’ and their restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets;

•	permit dividend and other payment restrictions on restricted subsidiaries, and

•	engage in certain transactions with affiliates.

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

On September 26, 2008, EFC Holdings and TCEH filed a registration statement with the SEC to register notes to exchange for the TCEH Notes.

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

Pursuant to the EFH Corp. Indenture, EFH Corp. also issued and sold $2.5 billion aggregate principal amount of 11.250%/12.000% Senior Toggle Notes due November 1, 2017. The initial interest payment on the notes (referred to as the EFH Corp. Toggle Notes) was paid in cash. For any interest period thereafter until November 1, 2012, EFH Corp. may elect to pay interest on the notes, at EFH Corp.’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest, and the first interest payment was made on May 1, 2008.

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

The EFH Corp. Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFH Corp.’s and its restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets;

•	permit dividend and other payment restrictions on restricted subsidiaries, and

•	engage in certain transactions with affiliates.

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

On September 17, 2008, EFH Corp. filed a registration statement with the SEC to register notes to exchange for the EFH Corp. Notes.

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

TCEH Interest Rate Swap Transactions — In 2007, subsequent to the Merger, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $15.05 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2009 to 2014. Prior to August 29, 2008, the interest rate swaps were being accounted for as cash flow hedges related to variable interest rate cash flows. As of August 29, 2008, these swaps were dedesignated as cash flow hedges as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps (discussed immediately below) to further reduce the fixed borrowing costs. Based on the fair value of the positions, the cumulative unrealized mark-to-market net losses related to these interest rate swaps totaled $431 million (pre-tax) at August 29, 2008 and was recorded in accumulated other comprehensive income. This balance will be reclassified into net income as interest on the hedged debt is reflected in net income. No ineffectiveness gains or losses were recorded. After August 29, 2008, changes in the fair value of these swap transactions are being reported in the income statement in interest expense and related charges.

In September 2008, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of an additional $1.5 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 7.6% on debt maturing from 2013 to 2014. These swap transactions are also being marked-to-market in net income as interest expense and related charges. The interest rate swap counterparties are secured proportionally with the lenders under the TCEH Senior Secured Facilities.

In May 2008, TCEH entered into an interest rate swap transaction pursuant to which semiannual payment (settled quarterly) of the floating interest rates at LIBOR on an aggregate of $2.095 billion of senior secured term loans of TCEH were exchanged for floating interest rates of LIBOR plus 0.21% receivable monthly. In September 2008, TCEH entered into interest rate basis swap transactions pursuant to which quarterly payment of the floating interest rates at LIBOR on an aggregate of $7.95 billion of senior secured term loans of TCEH were exchanged for floating interest rates of LIBOR plus spreads ranging from 0.076% to 0.145% receivable monthly. The interest rate swap counterparties are secured proportionally with the lenders under the TCEH Senior Secured Facilities.

As of September 30, 2008, all active interest rate swap transactions are being marked-to-market in net income. A total of $36 million in unrealized mark-to-market net gains related to interest rate swap transactions are included in interest expense and related charges for the quarter and year-to-date 2008 periods.

Oncor Revolving Credit Facility — At September 30, 2008, Oncor had a $2.0 billion credit facility to be used for working capital and general corporate purposes, including issuances of commercial paper and letters of credit. Oncor may request increases in the commitments under the facility in any amount up to $500 million, subject to the satisfaction of certain conditions. This facility is a revolving credit facility, which means that amounts borrowed under the facility, once repaid, can be reborrowed by Oncor from time to time until October 10, 2013. In May 2008, Oncor secured this credit facility with a first priority lien on certain of its transmission and distribution assets. Oncor also secured all of its existing long-term debt securities (excluding the transition bonds) with the same lien in accordance with the terms of those securities. The lien contains customary provisions allowing Oncor to use the assets in its business, as well as to replace and/or release collateral as long as the market value of the aggregate collateral is at least 115% of the aggregate secured debt. The lien may be terminated at Oncor’s option upon the termination of Oncor’s credit facility.

Borrowings under this credit facility totaled $150 million and $1.280 billion at September 30, 2008 and December 31, 2007, respectively. The decreased borrowings reflect the use of the majority of the proceeds from Oncor’s issuance of $1.5 billion of senior secured notes (discussed below) to repay borrowings under the revolving credit facility, partially offset by funding of ongoing capital investments, including the acquisition of CURRENT Communications of Texas, LP’s existing broadband over powerline based “Smart Grid” network assets in Oncor’s service territory.

Borrowings under this credit facility bear interest at per annum rates equal to, at Oncor’s option, (i) adjusted LIBOR plus a spread of 0.275% to 0.800% (depending on the rating assigned to Oncor’s senior secured debt) or (ii) a base rate (the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds effective rate plus 0.50%). Under option (i) and based on Oncor’s current ratings, its LIBOR-based borrowings, which apply to all outstanding borrowings at September 30, 2008, bear interest at LIBOR plus 0.425%.

A facility fee is payable at a rate per annum equal to 0.100% to 0.200% (depending on the rating assigned to Oncor’s senior secured debt) of the commitments under the facility. Based on Oncor’s current ratings, its facility fee is 0.150%. A utilization fee is payable on the average daily amount of borrowings in excess of 50% of the commitments under the facility at a rate per annum equal to 0.125% per annum.

The credit facility contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Oncor and its subsidiary from, among other things:

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling certain assets, and

•	making acquisitions and investments in subsidiaries.

In addition, the credit facility requires that Oncor maintain a consolidated senior debt to capitalization ratio of no greater than 0.65 to 1.00 and observe certain customary reporting requirements and other affirmative covenants.

The credit facility contains certain customary events of default for facilities of this type, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments under the facility.

Oncor Senior Secured Notes — Pursuant to an indenture dated as of August 1, 2002, in September 2008, Oncor issued and sold senior secured notes with an aggregate principal amount of $1.500 billion consisting of $650 million aggregate principal amount of 5.95% senior secured notes maturing in September 2013, $550 million aggregate principal amount of 6.80% senior secured notes maturing in September 2018 and $300 million aggregate principal amount of 7.50% senior secured notes maturing in September 2038. Oncor used the proceeds of approximately $1.487 billion from the sale of the Oncor notes to repay most of its borrowings under its credit facility as well as for general corporate purposes. The Oncor notes will initially be secured by the first priority lien described above. If the lien is terminated, the notes will cease to be secured obligations of Oncor and will become senior unsecured general obligations of Oncor.

Interest on these notes is payable in cash semiannually in arrears on March 1 and September 1 of each year, and the first interest payment is due on March 1, 2009. Oncor may redeem the notes, in whole or in part, at any time, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. The Oncor notes also contain customary events of default, including failure to pay principal or interest on the notes when due.

The Oncor notes were issued in a private placement and have not been registered under the Securities Act. Oncor has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the Oncor notes as part of an offer to exchange freely tradable exchange notes for the Oncor notes. Oncor has agreed to use commercially reasonable efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 270 days after the issue date of the Oncor notes. If this obligation is not satisfied (an Oncor Registration Default), the annual interest rate on the Oncor notes will increase by 0.50% per annum over the applicable original interest rate until the earlier of the expiration of the Oncor Registration Default period or the second anniversary of the issue date of the notes. Oncor also agreed to file a registration statement containing a “market making prospectus” and to keep it effective, subject to certain exceptions, for a period of ten years after the issue date of the Oncor notes.

Oncor Interest Rate Hedges — In September 2008, Oncor entered into interest rate swap transactions hedging the variability of treasury bond rates used to determine the interest rates on an anticipated issuance of an aggregate of $1.0 billion of senior secured notes maturing from 2013 to 2018. The hedges were terminated the same day, and $2 million in after-tax losses were recorded as other comprehensive income. Oncor expects that $0.4 million of after-tax net losses will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

8.	COMMITMENTS AND CONTINGENCIES

Generation Development

Subsidiaries of EFH Corp. have executed EPC agreements for the development of three lignite-fueled generation units in Texas. Such subsidiaries or the EPC contractors have placed orders for critical long lead-time equipment, including boilers, turbine generators and air quality control systems for the two units at Oak Grove and one unit at Sandow, and construction of the three units is underway.

In September 2007, a subsidiary of EFH Corp. acquired from Alcoa Inc. the air permit related to the Sandow facility that had been previously issued by the TCEQ. However, the air permit is the subject of litigation as discussed below under “Litigation Related to Generation Development.”

A subsidiary of EFH Corp. has received the air permit for the Oak Grove units, which was approved by the TCEQ in June 2007. However, the air permit is the subject of litigation as discussed below under “Litigation Related to Generation Development.”

Construction work-in-process asset balances for the three generation units totaled approximately $3.75 billion as of September 30, 2008, which includes the effects of the fair value adjustments related to purchase accounting and capitalized interest. If construction-related agreements for the three generation units had been cancelled as of that date, subsidiaries of EFH Corp. would have incurred an estimated termination obligation of up to approximately $350 million. This estimated gross cancellation exposure of approximately $4.10 billion at September 30, 2008 excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for these projects.

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

In July 2007, the Sponsor Group, joined by EFH Corp. for the limited purpose described below, executed a memorandum of understanding with the plaintiffs in certain of the lawsuits described above pursuant to which, when approved by the court in which the litigation was pending, to the extent required, all of the litigation related to the Merger described above would be dismissed with prejudice. None of EFH Corp.’s former directors agreed to fund any payment or pay any other consideration under the settlement. EFH Corp. did agree to make certain revisions to the final proxy statement related to the approval of the Merger as part of the agreement between the Sponsor Group and the plaintiffs to settle the litigation and agreed that under certain circumstances the termination fee payable by EFH Corp. under the Merger Agreement would be $925 million rather than $1 billion. In addition, by reasons of the closing of the Merger on October 10, 2007, EFH Corp. merged with the entity obligated to fund any court approved attorneys’ fees. Accordingly, EFH Corp. was legally obligated for such payment. In January 2008, a final settlement agreement was executed by the Plaintiffs in the above described litigation matters. The defendants and the courts with jurisdiction over the litigation considered the settlement for approval in April 2008. The settlement was approved and a Final Order and Judgment was entered dismissing with prejudice all litigation pending in the State District Court, Dallas County, Texas. The settlement was approved and a Final Order and Judgment was entered into by the US District Court in May 2008, dismissing with prejudice all claims related to the Merger against EFH Corp. and its preclosing officers and directors. In June 2008, an objector appealed the Final Order and Judgment of the US District Court to the US Court of Appeals for the Fifth Circuit. EFH Corp. believes the claims made in the appeal are without merit; therefore, if necessary, EFH Corp. intends to vigorously defend this appeal.

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

In December 2006, a lawsuit was filed in the US District Court for the Western District of Texas against Luminant Generation Company LLC (then known as TXU Generation Company LP), Oak Grove Management Company LLC (both indirect wholly-owned subsidiaries of EFH Corp.) and EFH Corp. (then known as TXU Corp.). The complaint sought declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation facility in Robertson County, Texas. The plaintiffs alleged violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and sought to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserted that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions from the Oak Grove plant. Plaintiffs further requested that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. EFH Corp. believes the Oak Grove air permit granted by the TCEQ in June 2007 is protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law. EFH Corp. and the other defendants filed a Motion to Dismiss the litigation, which was granted by the District Court in May 2007. The plaintiffs appealed the District Court’s dismissal of the case to the US Fifth Circuit Court of Appeals, and in July 2008, the US Fifth Circuit Court of Appeals upheld the District Court’s dismissal of the case. The plaintiffs have appealed that decision by the US Fifth Circuit Court of Appeals to the US Supreme Court. EFH Corp. believes that the US Fifth Circuit Court of Appeals properly upheld the District Court’s decision and will continue to defend that decision because EFH Corp. believes that the claims made by the plaintiffs are without merit. EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation. There can be no assurance that the outcome of this matter would not result in an adverse impact on the Oak Grove project.

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

In September 2007, a subsidiary of EFH Corp. acquired from Alcoa Inc. the air permit related to the Sandow 5 facility that had been previously issued by the TCEQ. Although a federal district court approved a settlement pursuant to which EFH Corp. acquired the permit, environmental groups opposed to the settlement appealed the district court’s decision to the US Fifth Circuit Court of Appeals. In June 2008, the US Fifth Circuit Court of Appeals upheld the district court’s decision. EFH Corp. believes the claims are without merit and will vigorously defend any further appeal. There can be no assurance that the outcome of this matter would not result in an adverse impact on the Sandow 5 project or EFH Corp.

Litigation-Other

In September 2005, a lawsuit was filed in the US District Court for the Northern District of Texas, Dallas Division against EFH Corp. (then known as TXU Corp.) and C. John Wilder, EFH Corp.’s former Chief Executive Officer. The plaintiffs’ Amended Complaint asserts claims on behalf of the plaintiffs and a putative class of owners of certain EFH Corp. securities who tendered such securities in connection with a tender offer conducted by EFH Corp. in 2004. The Amended Complaint alleges violations of the provisions of Sections 14(e), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The allegations relate to a tender offer conducted in September and October 2004 for certain equity-linked securities in which it was expressly disclosed that EFH Corp. management was evaluating whether it should recommend to the board of directors that the board reevaluate EFH Corp.’s dividend policy. After the tender offer was closed, and consistent with the disclosure, management did make a recommendation to the board to reevaluate the dividend policy, and the board elected to increase the quarterly dividend. The plaintiffs contend that such disclosure in connection with the tender offer was inadequate. EFH Corp. maintains that the disclosure provided in connection with the tender offer regarding the evaluation of the dividend policy was complete and accurate at the time the tender offer was initiated as well as when it was closed. A Motion to Dismiss was filed by the defendants, and the District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice in August 2006. The plaintiffs filed a timely notice of appeal, and on appeal, the US Court of Appeals for the Fifth Circuit remanded the dismissal to the District Court in light of the decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd. On remand, plaintiffs filed a Second Amended Complaint, and defendants filed a Motion to Dismiss. The District Court entered an order granting the Motion to Dismiss and dismissing this litigation with prejudice in April 2008. The plaintiffs filed a timely notice of appeal in May 2008 and the appeal is currently pending before the US Court of Appeals for the Fifth Circuit. Briefing on the appeal has been completed. While EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation, EFH Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

In July 2008, Alcoa Inc. filed a lawsuit in Milam County, Texas district court against Luminant Generation Company LLC, Luminant Mining Company LLC, Sandow Power Company LLC, Luminant Energy Company LLC and EFH Corp. The lawsuit makes various claims concerning operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine and construction of the Sandow 5 unit, including claims for breach of contract, breach of fiduciary duty, fraud and conversion, and requests money damages in an unspecified amount, declaratory judgment, an accounting and rescission. A federal district court in Austin, Texas has ordered Alcoa Inc. to amend its Milam County complaint to remove any references to a federal consent decree relating to Sandow Units 4 and 5. Alcoa Inc. has not yet filed its amended complaint. While EFH Corp. is unable to estimate any possible loss or predict the outcome of this litigation, EFH Corp. believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations and Reviews

In March 2007, the PUCT issued a Notice of Violation (NOV) stating that the PUCT Staff was recommending an enforcement action, including the assessment of administrative penalties, against EFH Corp. and certain affiliates for alleged market power abuse by its power generation affiliates and Luminant Energy in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. In September 2007, the PUCT issued a revised NOV in which the proposed administrative penalty amount was reduced from $210 million to $171 million. The revised NOV was necessary, according to the PUCT Staff, to correct calculation errors in the initial NOV. As revised, the NOV is premised upon the PUCT Staff’s allegation that Luminant Energy’s bidding behavior was not competitive and increased market participants’ costs of balancing energy by approximately $57 million, including approximately $19 million in incremental revenues to EFH Corp. A hearing requested by Luminant Energy to contest the alleged occurrence of a violation and the amount of the penalty in the NOV was scheduled to start in April 2008 but was stayed pending resolution of discovery disputes and Luminant Energy’s motion to dismiss, which was filed in November 2007. That motion was denied by the state administrative law judges, and in February 2008 the PUCT declined to hear Luminant Energy’s appeal of that denial. In March 2008, Luminant Energy submitted to the administrative law judges its motion for summary decision on the discrete legal issue of what the maximum lawful penalty calculation could be in this proceeding. In April 2008, PUCT Staff submitted its cross-motion on the same issue. In July 2008, the administrative law judges issued their order on the cross-motions for summary decision. The order held that the PUCT Staff’s proposed penalty calculation is unlawful and ruled partially in Luminant Energy’s favor, holding that the proper maximum penalty calculation should be based on the number of allegedly improper bid curves submitted to ERCOT during the relevant time period. The order also holds that a fact issue exists with respect to the number of bid curves submitted during the relevant period. Based upon this order and the PUCT Staff’s alleged number of bid curves, EFH Corp. believes that the maximum penalty would have been less than $16 million. The PUCT Staff appealed the administrative law judges’ ruling on this maximum penalty issue to the PUCT, and at the August 14, 2008 PUCT open meeting, the PUCT Commissioners determined that it was inappropriate to decide the issue of how to calculate the potential maximum penalty at this point in the case. Instead, the PUCT indicated that the maximum penalty issue should be determined as part of the final resolution of the entire proceeding, after a full hearing on the merits. EFH Corp. believes Luminant Energy’s conduct during the period in question was consistent with the PUCT’s rules and policies, and no market power abuse was committed. However, in the interest of potentially resolving this matter in an expeditious manner, the NOV proceeding is currently abated while the PUCT Staff and Luminant Energy engage in settlement discussions. If the proceeding is not resolved through settlement, EFH Corp. will continue to vigorously contest the NOV. EFH Corp. is unable to predict the outcome of this matter.

In June 2008, the EPA issued a request for information to Luminant Energy under EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. EFH Corp. is cooperating with the EPA and is responding in good faith to the EPA’s request. EFH Corp. is unable to predict the outcome of this matter.

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

Residual value guarantees in operating leases — EFH Corp. or a subsidiary is the lessee under various operating leases that guarantee the residual values of the leased assets. At September 30, 2008, the aggregate maximum amount of residual values guaranteed was approximately $69 million with an estimated residual recovery of approximately $75 million. These leased assets consist primarily of mining equipment, rail cars and vehicles. The average life of the lease portfolio is approximately four years.

Indebtedness guarantee — In 1990, EFC Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. EFC Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. EFC Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by EFC Holdings. At September 30, 2008, the balance of the indebtedness was $112 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

See Note 7 for discussion of guarantees and security for certain EFH Corp. indebtedness.

Letters of Credit

At September 30, 2008, TCEH had outstanding letters of credit under its credit facilities totaling $1.233 billion as follows:

•	$829 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support (and available to fund payment of) floating rate pollution control revenue bond debt of $204 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2014;

•	$121 million to support obligations under the lease agreement for an EFH Corp. office building, and

•	$75 million for miscellaneous credit support requirements.

Nuclear Insurance

As a result of the US Terrorism Risk Insurance Program Reauthorization Act of 2007 that was effective January 1, 2008, under the American Nuclear Insurers liability policy, the liability arising out of terrorist acts that was previously subject to one industry aggregate limit of $300 million is no longer subject to an aggregate limit.

9.	SHAREHOLDERS’ EQUITY

Equity Contributions

In the nine months ended September 30, 2008, EFH Corp. issued an aggregate of approximately 5.3 million shares of its common stock to, or for the benefit of, certain of its officers, directors and employees for an aggregate consideration of approximately $26 million, which includes shares previously subscribed.

Dividend Restrictions

The indenture governing the EFH Corp. Senior Cash-Pay and Toggle Notes includes covenants that, among other things and subject to certain exceptions, restrict EFH Corp.’s ability to pay dividends or make other distributions in respect of its capital stock. Accordingly, essentially all of EFH Corp.’s net income is restricted from being used to make distributions on its common stock unless such distributions are expressly permitted under the indenture and/or after such distributions, on a pro forma basis, after giving effect to such payment, the consolidated leverage ratio of EFH Corp. is equal to or less than 7.0 to 1.0. Consolidated leverage ratio is generally defined as the ratio of consolidated total indebtedness (as defined in the indenture) of EFH Corp. to Adjusted EBITDA of EFH Corp., in each case, on a consolidated basis, excluding Oncor Holdings and its subsidiaries. In addition, the TCEH Senior Secured Facilities generally restrict TCEH from making any distribution to any of its parent companies for the ultimate purpose of making a distribution to Texas Holdings unless at the time, and after giving effect to such distribution, TCEH’s consolidated total debt (as defined in the TCEH Senior Secured Facilities) to TCEH’s Adjusted EBITDA would be equal to or less than 6.5 to 1.0.

Shareholders’ Equity

The following table presents the changes to shareholders’ equity during the nine months ended September 30, 2008.

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	$—	$8,279	$(1,360)	$(234)	$6,685
Net loss	—	—	(983)	—	(983)
Effects of employee stock-related activities	—	29	—	—	29
Net effects of cash flow hedges	—	—	—	(100)	(100)
Other	—	1	—	1	2

Balance at September 30, 2008	$—	$8,309	$(2,343)	$(333)	$5,633

10.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table provides detail of commodity and other derivative contractual assets and liabilities as presented in the balance sheet:

	Successor September 30, 2008
	Commodity contracts	Other derivatives	Reclassification (a)	Total — Balance Sheet amount
Assets:
Current assets	$1,531	$34	$(10)	$1,555
Noncurrent assets	325	15	—	340

Total	$1,856	$49	$(10)	$1,895

Liabilities:
Current liabilities	$1,784	$232	$(10)	$2,006
Noncurrent liabilities	2,213	243	—	2,456

Total	$3,997	$475	$(10)	$4,462

Net assets (liabilities)	$(2,141)	$(426)	$—	$(2,567)

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.

	Successor December 31, 2007
	Commodity contracts	Other derivatives	Total —Balance Sheet amount
Assets:
Current assets	$1,118	$11	$1,129
Noncurrent assets	239	5	244

Total	$1,357	$16	$1,373

Liabilities:
Current liabilities	$1,042	$104	$1,146
Noncurrent liabilities	2,232	221	2,453

Total	$3,274	$325	$3,599

Net assets (liabilities)	$(1,917)	$(309)	$(2,226)

Margin deposits net assets of $618 million and $445 million under master netting arrangements at September 30, 2008 and December 31, 2007, respectively, were not netted with derivative assets and liabilities since EFH Corp. has elected to present the amounts of derivative assets and liabilities on a gross basis in the balance sheet as provided in FIN 39-1. See discussion in Note 1 under “Changes in Accounting Standards.”

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

Results for the three months ended September 30, 2008 and 2007 include net “day one” losses of $10 million and $58 million, respectively. Results for the nine months ended September 30, 2008 and 2007 include net “day one” losses of $68 million and $192 million, respectively, primarily associated with commodity contracts entered into at below market prices. Substantially all of these amounts represent losses associated with related series of transactions involving natural gas financial instruments intended to hedge exposure to future changes in electricity prices. The year-to-date 2007 amount also includes a $30 million “day one” gain associated with a long-term power purchase agreement entered into in the second quarter of 2007. The net losses are reported in the income statement in net gain (loss) from commodity hedging and trading activities, consistent with other mark-to-market hedging and trading gains and losses, and are included in the results of the Competitive Electric segment.

Other Derivative Assets and Liabilities

Other derivative assets and liabilities primarily represent fair values of interest rate swaps and also include fair values of commodity contracts that have been designated as cash flow hedges.

A significant portion of natural gas derivatives entered into to hedge future changes in electricity prices had previously been designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as cash flow hedges as allowed under SFAS 133, thus becoming subject to mark-to-market accounting in net income as the fair values change. See Note 7 for details of interest rate swaps previously designated as cash flow hedges.

A summary of transactions comprising other derivative assets and liabilities follows:

	Successor
	September 30, 2008	December 31, 2007
Current and noncurrent assets:
Interest rate swaps (a)	$35	$8
Commodity-related cash flow hedges	14	8

Total	$49	$16

Current and noncurrent liabilities:
Interest rate swaps (a)	$464	$324
Commodity-related cash flow hedges	11	1

Total	$475	$325

(a)	September 30, 2008 amount includes $404 million in net liabilities related to interest rate hedges on $16.55 billion principal amount of debt and $8 million in net assets related to interest rate basis swaps on $10.045 billion principal amount of debt, both entered into after the Merger, and $33 million in net liabilities related to swaps existing at the time of the Merger. As of August 29, 2008, changes in fair value of these swaps are marked-to-market in net income.

Other Cash Flow Hedge Information — EFH Corp. experienced cash flow hedge ineffectiveness of zero and $4 million in net losses for the three and nine month periods ended September 30, 2008, respectively. For the corresponding periods of 2007, the amounts were $1 million in net losses and $111 million in net gains, respectively. These amounts are pretax and are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled zero and $4 million in net losses for the three and nine month periods ended September 30, 2008, respectively, and $2 million in net losses and $92 million in net gains for the three and nine month periods ended September 30, 2007, respectively.

Accumulated other comprehensive income related to cash flow hedges at September 30, 2008 totaled $278 million in net losses (after-tax), substantially all of which relates to interest rate swaps. EFH Corp. expects that $120 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of September 30, 2008 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

11.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three and nine months ended September 30, 2008 and 2007 are comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Components of net pension costs:
Service cost	$12	$10	$29	$30
Interest cost	51	36	117	107
Expected return on assets	(56)	(39)	(133)	(118)
Prior service cost	—	—	1	1
Net loss	—	5	—	15

Net pension cost	7	12	14	35

Components of net OPEB costs:
Service cost	3	3	8	9
Interest cost	14	14	44	41
Expected return on assets	(5)	(5)	(15)	(15)
Net transition obligation	—	—	—	1
Prior service cost	—	—	(1)	(2)
Net loss	2	3	8	16

Net OPEB cost	14	15	44	50

Net pension and OPEB costs	21	27	58	85
Less amounts deferred principally as a regulatory asset or property	(10)	(15)	(32)	(44)

Net amounts recognized as expense	$11	$12	$26	$41

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

EFH Corp. made required pension contributions of $7 million, $18 million and $113 million in the first, second and third quarters of 2008, respectively. EFH Corp. expects to make required contributions of $22 million to its pension plan in the fourth quarter of 2008.

12.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies in situations where other accounting pronouncements either permit or require fair value measurements, including purchase accounting. SFAS 157 does not require any new fair value measurements. However, SFAS 157 supersedes a previous accounting rule that prohibited the recognition of day one gains or losses on derivative instruments unless the fair value of those instruments were derived from an observable market price. Additionally, SFAS 157 requires an entity to take its own credit risk (nonperformance risk) into consideration when measuring the fair value of liabilities. EFH Corp. adopted SFAS 157 effective with the closing of the Merger. The adoption of SFAS 157 reflects the application of FSP 157-2, “Effective Date of FASB Statement No. 157,” which was issued by the FASB in February 2008 and delays until financial statements issued after December 15, 2008 the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

EFH Corp. utilizes several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. These methods include, among others, the use of broker quotes and statistical relationships between different price curves.

In utilizing broker quotes, EFH Corp. attempts to obtain multiple quotes from brokers that are active in the commodity markets in which it participates (and requires at least two quotes to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes that EFH Corp. receives for certain pricing inputs varies depending on the depth of the trading market, each individual broker’s publication policy, recent trading volume shifts and various other factors. Broker quotes received are generally binding where markets are actively traded. In addition, for valuation of interest rate hedges, EFH Corp. uses a combination of dealer provided market valuations (generally non-binding) and Bloomberg valuations based on month-end interest rate curves and standard rate swap valuation models.

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

At September 30, 2008, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Successor
	Level 1	Level 2	Level 3	Reclassification (a)	Total
Assets:
Commodity-related contracts	$587	$1,005	$177	$91	$1,860
Interest rate swaps	—	35	—	—	35
Nuclear decommissioning trust (b)	135	299	—	—	434
Salary deferral plan investments (b)	10	62	—	—	72

Total assets	$732	$1,401	$177	$91	$2,401

Liabilities:
Commodity-related contracts	$865	$2,673	$369	$91	$3,998
Interest rate swaps	—	464	—	—	464

Total liabilities	$865	$3,137	$369	$91	$4,462

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(b)	EFH Corp.’s nuclear decommissioning trust and salary deferral plan investments are included in the Investments line on the balance sheet.

Commodity-related contracts consist primarily of natural gas and electricity derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales under SFAS 133.

Interest rate swaps consist largely of variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt.

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

The following table presents the changes in fair value of EFH Corp.’s Level 3 assets and liabilities (all related to commodity contracts) for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at beginning of period (net liability)	$(539)	$(173)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	395	(82)
Included in other comprehensive income	(8)	7
Purchases, sales, issuances and settlements (net) (b)	(31)	49
Net transfers in and/or out of Level 3 (c)	(9)	7

Balance at September 30, 2008 (net liability)	$(192)	$(192)

Net change in unrealized gains (losses) included in net income relating to instruments held at September 30, 2008 (a)	$435	$10

(a)	Substantially all changes in values of commodity-related contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Purchases, sales and issuances represent amounts for new transactions entered into during the period and any unrealized gains (losses) that occurred during the period for those transactions. Settlements represent amounts included in the beginning balance for the period. Amount also includes fair values of transactions with Lehman Brothers Holdings Inc. that were terminated and therefore were reclassified from commodity and other derivative contractual assets to accounts receivable, which was reserved for as a charge reported in other deductions (see Notes 5 and 6).
(c)	Includes transfers due to changes in the observability of significant inputs. Amounts transferred in and/or out represent September 30, 2008 values.

13.	RELATED PARTY TRANSACTIONS

In the three and nine months ended September 30, 2008, EFH Corp. accrued $9 million and $26 million, respectively, of an annual management fee of $35 million under terms of a Management Agreement with the Sponsor Group. The fee is reported as SG&A expense in Corporate and Other activities.

At the closing of the Merger, TCEH entered into the TCEH Senior Secured Facilities and Oncor entered into a revolving credit facility, each with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of GS Capital Partners have from time to time engaged in commercial banking and financial advisory transactions with EFH Corp. or its subsidiaries in the normal course of business.

Affiliates of Goldman Sachs & Co. are party to certain commodity and interest rate hedging transactions with EFH Corp. or its subsidiaries in the normal course of business.

From time to time affiliates of the Sponsor Group may acquire debt or debt securities issued by EFH Corp. or its subsidiaries in open market transactions or through loan syndications.

14.	SEGMENT INFORMATION

EFH Corp.’s operations are aligned into two reportable business segments: Competitive Electric and Regulated Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

The Competitive Electric segment is engaged in competitive market activities consisting of electricity generation, the development and construction of new generation facilities, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales to residential and business customers, all largely in Texas. These activities are conducted principally by subsidiaries of TCEH. The results of this segment also include equipment salvage and resale activities related to the eight cancelled coal-fueled generation units.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues:
Competitive Electric	$3,258	$2,572	$7,809	$6,624
Regulated Delivery	728	712	1,969	1,919
Corporate and Other	10	13	27	35
Eliminations	(301)	(314)	(804)	(835)

Consolidated	$3,695	$2,983	$9,001	$7,743

Regulated revenues included in operating revenues:
Competitive Electric	$—	$—	$—	$—
Regulated Delivery	728	712	1,969	1,919
Corporate and Other	—	—	—	—
Eliminations	(290)	(300)	(775)	(797)

Consolidated	$438	$412	$1,194	$1,122

Affiliated revenues included in operating revenues:
Competitive Electric	$2	$3	$5	$5
Regulated Delivery	290	300	775	797
Corporate and Other	9	11	24	33
Eliminations	(301)	(314)	(804)	(835)

Consolidated	$—	$—	$—	$—

Income (loss) from continuing operations:
Competitive Electric	$3,611	$948	$(862)	$609
Regulated Delivery	139	124	309	264
Corporate and Other	(133)	(93)	(430)	(282)

Consolidated	$3,617	$979	$(983)	$591

15.	SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues
Regulated	$728	$712	$1,969	$1,919
Unregulated	3,268	2,585	7,836	6,659
Intercompany sales eliminations – regulated	(290)	(300)	(775)	(797)
Intercompany sales eliminations – unregulated	(11)	(14)	(29)	(38)

Total operating revenues	3,695	2,983	9,001	7,743

Fuel, purchased power and delivery fees – unregulated (a)	(1,631)	(882)	(3,867)	(2,286)
Net gain (loss) from commodity hedging and trading activities	6,045	462	(248)	(607)
Operating costs – regulated	(213)	(214)	(620)	(616)
Operating costs – unregulated	(157)	(136)	(500)	(449)
Depreciation and amortization – regulated	(128)	(119)	(370)	(353)
Depreciation and amortization – unregulated	(303)	(90)	(847)	(259)
Selling, general and administrative expenses – regulated	(42)	(43)	(126)	(131)
Selling, general and administrative expenses – unregulated	(207)	(186)	(586)	(543)
Franchise and revenue-based taxes – regulated	(67)	(69)	(186)	(190)
Franchise and revenue-based taxes – unregulated	(25)	(24)	(73)	(79)
Other income	14	20	43	65
Other deductions	(541)	(10)	(583)	(901)
Interest income	9	19	22	53
Interest expense and other charges	(831)	(226)	(2,505)	(644)

Income (loss) from continuing operations before income taxes	$5,618	$1,485	$(1,445)	$803

(a)	Includes unregulated cost of fuel consumed of $538 million and $358 million for the three months ended September 30, 2008 and 2007, respectively, and $1.320 billion and $835 million for the nine months ended September 30, 2008 and 2007, respectively. The balance represents energy purchased for resale and delivery fees net of intercompany eliminations.

Stock-Based Compensation

Under the terms of the EFH Corp. 2007 Stock Incentive Plan, options to purchase 4.5 million and 29.4 million shares of EFH Corp. common stock were issued to certain EFH Corp. management employees, directors and consultants in the three and nine months ended September 30, 2008, respectively. Vested awards must be exercised within 10 years of the grant date. The terms of the options were fixed at grant date. Options to purchase 1 million and 3 million shares were forfeited during the three and nine months ended September 30, 2008, respectively.

In addition, zero and 860,000 restricted shares of EFH Corp. common stock were granted in the three and nine months ended September 30, 2008, respectively, and 14,000 and 454,000 shares of EFH Corp. common stock were awarded as compensation in the three and nine months ended September 30, 2008, respectively, to EFH Corp. management employees and directors. Regarding restricted shares, 32,500 and 97,500 vested in the three and nine months ended September 30, 2008, respectively.

Expenses recognized for options granted totaled $8 million and $15 million for the three and nine month periods ended September 30, 2008, respectively. Expenses recognized for share awards (restricted and unrestricted) totaled $5 million and $11 million for the three and nine months ended September 30, 2008, respectively.

Interest Expense and Related Charges

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest	$877	$249	$2,600	$701
Amortization of fair value debt discounts resulting from purchase accounting	18	—	55	—
Amortization of debt issuance costs and discounts	48	6	111	18
Unrealized mark-to-market net gain on interest rate swaps	(36)	—	(36)	—
Capitalized interest, primarily related to generation facility and regulated utility asset construction	(76)	(29)	(225)	(75)

Total interest expense and related charges	$831	$226	$2,505	$644

Restricted Cash

	Successor
	At September 30, 2008		At December 31, 2007
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 7)	$—	$1,250	$—	$1,250
Amounts related to margin deposits held	20	—	—	—
Pollution control revenue bond funds held by trustee (See Note 7)	—	—	—	29
Amounts related to securitization (transition) bonds	64	17	56	17

Total restricted cash	$84	$1,267	$56	$1,296

Inventories by Major Category

	Successor
	September 30, 2008	December 31, 2007
Materials and supplies	$203	$174
Fuel stock	144	138
Natural gas in storage	65	93

Total inventories	$412	$405

Investments Held in Money Market Fund

As of September 30, 2008, EFH Corp. held a $242 million interest in The Reserve’s US Government Fund, which began liquidation proceedings in September 2008 due to the credit crisis and withdrawal demands. In September 2008, EFH Corp. attempted to redeem its interest in the US Government Fund, but due to the liquidation process, the funds were not immediately made available. EFH Corp. expects to receive its funds by the end of the fourth quarter.

Investments

	Successor
	September 30, 2008	December 31, 2007
Nuclear decommissioning trust	$434	$484
Assets related to employee benefit plans, including employee savings programs, net of distributions	220	306
Land	44	44
Note receivable from Capgemini	25	25
Investment in unconsolidated affiliates	1	2
Wind investment project	3	3
Miscellaneous other	4	4

Total investments	$731	$868

Property, Plant and Equipment

As of September 30, 2008 and December 31, 2007, property, plant and equipment of $29.6 billion and $28.7 billion, respectively, is stated net of accumulated depreciation and amortization of $5.1 billion and $4.1 billion, respectively. Property, plant and equipment was fair-valued in connection with purchase accounting for the Merger. As a result of cost-based regulatory rate-setting processes, the book value of the majority of Oncor’s assets and liabilities effectively represent fair value, and no adjustments to those regulated assets or liabilities were recorded.

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

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the balance sheet, during the nine months ended September 30, 2008:

Successor
Asset retirement liability at January 1, 2008	$773
Additions:
Accretion and incremental reclamation costs	38
Reductions:
Mining reclamation payments	(15)

Asset retirement liability at September 30, 2008	$796

Regulatory Assets and Liabilities

	Successor
	September 30, 2008	December 31, 2007
Regulatory assets
Generation-related regulatory assets securitized by transition bonds	$893	$967
Employee retirement costs	267	265
Self-insurance reserve (primarily storm recovery costs)	179	149
Securities reacquisition costs	99	105
Recoverable deferred income taxes — net	79	84
Nuclear decommissioning cost under-recovery	67	—
Employee severance costs	20	20
Other	8	3

Total regulatory assets	1,612	1,593

Regulatory liabilities
Committed spending for demand side management initiatives	98	100
Investment tax credit and protected excess deferred taxes	49	55
Over-collection of securitization (transition) bond revenues	34	34
Credit due REPs under PUCT stipulation	1	72
Nuclear decommissioning cost over-recovery	—	13
Other regulatory liabilities	11	14

Total regulatory liabilities	193	288

Net regulatory assets	$1,419	$1,305

Regulatory assets that have been reviewed and approved by the PUCT and are not earning a return totaled $921 million and $997 million at September 30, 2008 and December 31, 2007, respectively, including the generation-related regulatory assets securitized by transition bonds that have a remaining recovery period of approximately eight years. As part of purchase accounting, the carrying value of the generation-related regulatory assets was reduced by $213 million, and this amount is being accreted to other income over the approximate nine-year recovery period remaining as of the date of the Merger.

As of September 30, 2008, regulatory assets totaling $552 million have not been reviewed by the PUCT but are deemed by management to be probable of recovery.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	Successor
	September 30, 2008	December 31, 2007
Unfavorable purchase and sales contracts	$735	$751
Uncertain tax positions (including accrued interest)	1,668	1,939
Asset retirement obligations	796	773
Retirement plan and other employee benefits	914	1,076
Other	101	111

Total other noncurrent liabilities and deferred credits	$4,214	$4,650

Unfavorable Purchase and Sales Contracts — Unfavorable purchase and sales contracts primarily represent the extent to which contracts on a net basis were unfavorable to market prices as of the date of the Merger. These are contracts for which: 1) TCEH has made the “normal” purchase or sale election allowed or 2) the contract did not meet the definition of a derivative under SFAS 133. Under purchase accounting, TCEH recorded the value as of October 10, 2007 as a deferred credit. Amortization of the deferred credit related to unfavorable contracts is primarily on a straight-line basis, which approximates the economic realization, and is recorded as revenues or a reduction of purchased power costs as appropriate. The amortization amount totaled $6 million and $23 million in the three and nine months ended September 30, 2008, respectively. Favorable purchase and sales contracts are recorded as intangible assets (see Note 3).

The estimated amortization of unfavorable purchase and sales contracts for each of the five succeeding fiscal years from December 31, 2007 is as follows:

Year	Successor Amount
2008	$30
2009	28
2010	27
2011	27
2012	27

Uncertain Tax Positions — During the third quarter of 2008, EFH Corp. participated in negotiations with the IRS regarding the 2002 worthlessness loss associated with its discontinued Europe business and has reduced the liability for uncertain tax positions to reflect the most likely settlement of the issue. The reduction in the liability of approximately $375 million was largely offset by a reduction of deferred tax assets related to alternative minimum tax. The conclusion of issues contested from the 1997-2002 audit, including Europe, is not expected to occur prior to December 2009.

EFH Corp. filed a claim in 2006 for refund of income taxes and related interest paid in 2005 associated with IRS audits of 1993 and 1994 tax returns of a discontinued operation. Upon adoption of FIN 48 in 2007, the expected refund was accounted for as a reduction of noncurrent liabilities related to uncertain tax positions. EFH Corp. believes it is reasonably possible this claim could be settled, including approval by the Joint Committee on Taxation, within the next 12 months. The recording of the receipt of the refund, which is expected to total approximately $100 million, is not expected to have a material effect on EFH Corp.’s net income. The carrying amount related to the claim, which is classified as a current income tax receivable as of September 30, 2008, includes $43 million of tax and approximately $50 million of interest.

Supplemental Cash Flow Information

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash payments related to:
Interest paid	$2,262	$650
Capitalized interest	(225)	(75)

Interest paid (net of capitalized interest)	2,037	575
Income taxes	61	270
Noncash investing and financing activities:
Below market values of power sales agreements (a)	—	264
Noncash construction expenditures (b)	180	206
Promissory note issued in conjunction with acquisition of mining-related assets	—	65
Capital leases	13	52

(a)	Multi-year power sales agreement entered into with Alcoa Inc. and recorded as part of the construction work-in-process asset balance for the Sandow 5 coal-fueled generation unit.
(b)	Represents end-of-period accruals.

16.	SUBSEQUENT EVENTS

On November 5, 2008, Oncor issued and sold 19.75% of its outstanding equity interests to Texas Transmission Investment LLC (Buyer), an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm GIC Special Investments Pte Ltd. (Issuance).

The consideration paid by the Buyer for the equity interests issued and sold in the Issuance was $1.254 billion. At the closing of the Issuance, Oncor also offered and sold approximately 0.21% of its outstanding equity interests to certain members of Oncor’s management team (Management Equity Offering). Accordingly, after giving effect to the closing of the Issuance and the Management Equity Offering, EFH Corp. indirectly owns approximately 80.04% of Oncor, Oncor management owns approximately 0.21% of Oncor and the Buyer owns 19.75% of Oncor.

The proceeds (net of closing costs) of $1.253 billion received by Oncor from the Buyer and the members of Oncor management upon completion of the Issuance and the Management Equity Offering were distributed ultimately to EFH Corp. Under the terms of certain financing arrangements of EFH Corp. and TCEH, upon such distribution, under certain circumstances, EFH Corp. is required to repay certain outstanding intercompany loans from TCEH. As of November 5, 2008, $837 million of such intercompany loans were outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Holdings Corp.:

We have reviewed the accompanying condensed consolidated balance sheet of Energy Future Holdings Corp. and subsidiaries (“EFH Corp.”) as of September 30, 2008, and the related condensed statements of consolidated income (loss) and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of EFH Corp.’s management.

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

As discussed in Note 1 to the condensed consolidated financial statements, EFH Corp. reclassified the results of its commodity hedging and trading activities on a retrospective basis.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Energy Future Holdings Corp. and subsidiaries as of December 31, 2007, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor) (not presented herein); and in our report dated March 31, 2008 (September 17, 2008 as to (1) the effects of the adoption of FASB Staff Position No. FIN 39-1 and the effects of the reclassification of results of EFH Corp.’s commodity hedging and trading activities as described in Note 1, and (2) Note 29) (which report includes an explanatory paragraph related to EFH Corp. completing its merger with Texas Energy Future Merger Sub Corp and becoming a subsidiary of Texas Energy Future Holdings Limited Partnership on October 10, 2007, EFH Corp.’s adoption of the provisions of FASB Staff Position No. FIN 39-1 and reclassification of results of its commodity hedging and trading activities on a retrospective basis), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 2008

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

The Competitive Electric segment includes the activities of TCEH, as described above, as well as equipment salvage and resale activities related to eight cancelled coal-fueled generation units.

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

Significant Activities and Events

Uncertain Financial Markets — While EFH Corp. believes its cash on hand and cash from operations combined with availability under its existing credit facilities provides sufficient liquidity to fund current obligations, projected working capital requirements and capital spending, there can be no assurance, considering the current uncertainty in financial markets, that counterparties to its credit facilities will perform as expected through the maturity dates and counterparties in the natural gas hedging program will meet their obligations, or that material unexpected changes in financial markets or the economy will not result in liquidity constraints or require increased funding for obligations including its pension plan and OPEB plans. In light of current market conditions, EFH Corp. reviewed the quality of its investments in money market funds and determined there are no indications that these investments should be valued at less than carrying value at September 30, 2008. In addition, EFH Corp.’s long term capital spending, especially Oncor’s proposed construction of transmission lines for the Competitive Renewable Energy Zones Transmission Plan discussed in “Regulation and Rates,” will require access to financial markets.

Also see Note 3 to Financial Statements regarding potential impairment of goodwill and Note 5 to Financial Statements regarding a charge related to the filing by Lehman Brothers Holdings Inc. for bankruptcy under Chapter 11 of the US Bankruptcy Code, Note 15 to Financial Statements for discussion of an investment in a money market fund that is being liquidated, and “Liquidity and Capital Resources” (below) for discussion of actions taken in response to the uncertain financial markets.

Long-Term Hedging Program — EFH Corp. has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of EFH Corp. have entered into market transactions involving natural gas-related financial instruments. As of October 24, 2008, these subsidiaries have effectively sold forward approximately 2.1 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 280,000 GWh at an assumed 7.5 MMBtu/MWh market heat rate) over the period from 2008 to 2014 at average annual sales prices ranging from $7.20 per MMBtu to $8.35 per MMBtu. EFH Corp. currently expects to hedge approximately 80% of the equivalent natural gas price exposure of its expected baseload generation output on a rolling five-year basis. For the period from 2008 to 2014, and taking into consideration the estimated portfolio impacts of TXU Energy’s retail electricity business, the hedging transactions described in the previous sentence result in EFH Corp. having effectively hedged approximately 77% of its expected baseload generation natural gas price exposure for such period (on an average basis for such period). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices. If market heat rates decline in the future, which would indicate a lessening of such correlation, EFH Corp. expects that the cash flows targeted under the long-term hedging program may not be achieved.

Beginning in the second quarter of 2008, EFH Corp. entered into related put and call transactions (referred to as collars), primarily for outer years of the program, that effectively hedge natural gas prices within a range. These transactions represented approximately 5% of the positions in the program at October 24, 2008, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. EFH Corp. expects to employ both collars and, as has been the case, swap transactions for future hedging activity under its long-term hedging program. Under the terms of the collars, if forward natural gas prices are lower than the floor price, unrealized mark-to-market gains related to the hedges would be recognized in net income, and if forward prices are higher than the ceiling price, unrealized mark-to-market losses related to the hedges would be recognized in net income.

Prior to March 2007, a significant portion of the instruments under the long-term hedging program were designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as allowed under SFAS 133. Subsequent changes in the fair value of these instruments are being recorded as unrealized gains and losses in net income, which has and could continue to result in significantly increased volatility in reported net income. Based on the size of the long-term hedging program as of October 24, 2008, a $1.00/MMBtu change in natural gas prices across the period from 2008 through 2014 would result in the recognition by EFH Corp. of up to approximately $2.1 billion in pretax unrealized mark-to-market gains or losses.

Reported unrealized mark-to-market net gains associated with the long-term hedging program were significant in the three months ended September 30, 2008 ($6.2 billion) due to net decreases in forward natural gas prices. Reported unrealized mark-to-market net gains in the nine months ended September 30, 2008 totaled $133 million. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. The cumulative unrealized mark-to-market net losses related to positions in the long-term hedging program totaled $1.8 billion at December 31, 2007, $1.7 billion at September 30, 2008 and $44 million at October 24, 2008. These values can change materially as market conditions change.

As of September 30, 2008, more than 95% of the long-term hedging transactions were secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Liquidity And Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

Interest Rate Swap Transactions — See discussion in Note 7 to Financial Statements regarding various interest rate swap transactions entered into since the Merger. As of September 30, 2008, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $16.55 billion principal amount of its senior secured debt maturing from 2009 to 2014. Taking into consideration these swap transactions, approximately 12% of EFH Corp.’s total long-term debt portfolio at September 30, 2008 was exposed to variable interest rate risk. On August 29, 2008, swaps in effect at that time were dedesignated as cash flow hedges in accordance with SFAS 133, and subsequent changes in their fair value are being marked-to-market in net income (reported in interest expense and related charges). These swaps were dedesignated as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps to further reduce the fixed borrowing costs. In October 2008, TCEH entered into interest rate swaps that effectively fix the interest rates at between 7.5% and 7.6% on an additional $1 billion principal amount of the TCEH Senior Secured Facilities; these swaps will also be marked-to-market in net income. EFH Corp. may enter into additional interest rate hedges from time to time. The cumulative unrealized mark-to-market net losses related to all interest rate swaps totaled $280 million at December 31, 2007 (reported in accumulated other comprehensive income) and $404 million at September 30, 2008 ($431 million of which was reported in accumulated other comprehensive income) due to changes in market interest rates. These fair values can change materially as market conditions change.

Sale of Oncor Minority Interest — On November 5, 2008, Oncor sold a 19.75% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. The investor group paid $1.254 billion for the minority stake. See Note 16 to Financial Statements for additional information.

The proceeds (net of closing costs) of $1.253 billion received by Oncor from the Buyer and the members of Oncor management upon completion of the Issuance and the Management Equity Offering were distributed to EFH Corp. Under the terms of certain financing arrangements of EFH Corp. and TCEH, upon such distribution, under certain circumstances, EFH Corp. is required to repay certain outstanding intercompany loans from TCEH. As of November 5, 2008, $837 million of such intercompany loans were outstanding. Regarding any excess proceeds, EFH Corp. may retain the funds for general corporate purposes, use the funds for repayment of debt, use the funds for certain investments, or contribute the funds to TCEH to be used for the same purposes.

Environmental Regulatory Matters — See discussion in Note 3 to Financial Statements regarding the invalidation of the EPA’s Clean Air Interstate Rule and the related impairment of intangible assets representing NOx and SO2 emission allowances in the third quarter of 2008.

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

Oncor Refund to Customers — Oncor provided a one-time $72 million refund to its REP customers in the September 2008 billing cycle. The refund was a commitment made by Oncor in connection with the PUCT’s review of the Merger and was recorded as a regulatory liability in the fourth quarter 2007 as part of purchase accounting. The refund is in the form of a credit on distribution fee billings.

While the refund was provided to REPs, the intent was that it be passed through to end-use retail consumers, and only those REPs that agreed to do so received their portion of the credit. Funds allocated to those REPs that did not agree to pass on the refunds were redistributed to the other customers served by REPs agreeing to pass on the refunds to ensure that the entire $72 million was refunded. To qualify, a retail customer must have been an electricity customer in the Oncor territory during December 2007 and still be served at the same location by a REP that agreed to pass on the refund. Commercial and industrial customers also received a portion of the $72 million refund, although it was based on their individual usage during calendar year 2007.

Oncor Matters with the PUCT — See discussion below under “Regulation and Rates.”

Texas Generation Facilities Development — Luminant is developing three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in the state of Texas with a total estimated capacity of approximately 2,200 MW. Agreements have been executed with EPC contractors to engineer and construct the units; design and procurement activities for the three units are essentially complete, and construction is well underway. Air permits for construction of all three units have been obtained. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $2.6 billion was incurred as of September 30, 2008. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $5.0 billion upon completion of the units. The expected commercial operation dates of the units remain as follows: Sandow in 2009 and Oak Grove’s two units in 2009 and 2010. See discussion in Note 8 to Financial Statements under “Litigation Related to Generation Development” regarding pending litigation related to the new units.

The development program includes up to $500 million for investments in state-of-the-art emissions controls for the three new units. The development program also includes an environmental retrofit program under which Luminant will install additional environmental control systems at its existing lignite/coal-fueled generation facilities. Estimated capital expenditures associated with these additional environmental control systems total approximately $1.0 billion to $1.3 billion. Luminant has not yet completed all detailed cost and engineering studies for the additional environmental systems, and the cost estimates could materially change as Luminant determines the details of and further evaluates the engineering and construction costs related to these investments.

Nuclear Generation Development — In September 2008, Luminant filed a combined operating license application with the NRC for two new nuclear generation facilities, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site. In connection with the filing of the application, Luminant and Mitsubishi Heavy Industries Ltd. entered into an agreement to form a joint venture to further the development of the two new nuclear generation units using Mitsubishi Heavy Industry Ltd.’s US–Advanced Pressurized Water Reactor technology. EFH Corp. anticipates that closing of the joint venture will occur prior to the end of 2008.

In September 2008, Luminant filed Part I of its loan guarantee application with the US Department of Energy (DOE) for financing related to the proposed units. Luminant is currently preparing Part II of the application and expects to submit it to the DOE by mid-December 2008.

Cities Aggregation Power Project — In September 2008, Luminant and certain of its affiliates entered into a 24-year agreement to sell electricity to Cities Aggregation Power Project (CAPP), a non-profit organization that makes bulk electricity purchases on behalf of its member cities and local subdivisions. Under the terms of the contract, CAPP will prepay Luminant approximately $465 million for the fixed cost portion of the electricity. The agreement is contingent upon (i) CAPP successfully issuing bonds to finance a prepayment to Luminant on behalf of participating cities, (ii) adoption of an ordinance by each of the participating cities that, among other things, authorizes the payment of each such participating city’s share of the electricity cost under the agreement and (iii) CAPP entering into back-to-back contracts with the participating cities for 150 MW of electricity. Given the conditions to closing that are outside of Luminant’s control, there can be no assurance that CAPP will purchase electricity (or make the prepayment) under the agreement.

PRESENTATION AND ANALYSIS OF RESULTS

The accompanying condensed statements of consolidated income (loss) and comprehensive income (loss) are presented for four periods: three and nine months ended September 30, 2008 (Successor) and three and nine months ended September 30, 2007 (Predecessor), which relate to periods after and before the Merger, respectively, and the accompanying condensed statements of consolidated cash flows are presented for the same nine month periods. While the results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the application of purchase accounting for the Merger, the effects of purchase accounting on the results of the Successor are discussed in the comparison of results for the 2008 and 2007 periods.

See Note 1 to Financial Statements under “Basis of Presentation” for discussion of a change in classification of results from commodity hedging and trading activities.

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables) are stated in millions of US dollars unless otherwise indicated.

RESULTS OF OPERATIONS

EFH Corp. Consolidated Financial Results — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

EFH Corp.’s operating revenues increased $712 million, or 24%, to $3.695 billion in 2008 as shown in the table below:

	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Competitive Electric segment:
Total retail electricity revenues	$2,040	$1,924
Wholesale electricity revenues	1,134	589
Wholesale balancing activities	(44)	(19)
Amortization of intangibles (a)	26	—
Other operating revenues	102	78

Total Competitive Electric segment	3,258	2,572
Regulated Delivery segment	728	712
Net intercompany eliminations	(291)	(301)

Total consolidated revenues	$3,695	$2,983

(a)	Represents amortization of the intangible value of retail and wholesale power sales agreements resulting from purchase accounting.

•

Operating revenues in the Competitive Electric segment increased $686 million, or 27%, to $3.258 billion. The increase reflects $545 million in higher wholesale electricity revenues, due to higher prices (driven by higher natural gas prices) and volumes, and $116 million in higher retail electricity revenues, reflecting higher average sales prices and increased sales volumes.

•	Operating revenues in the Regulated Delivery segment increased $16 million, or 2%, to $728 million driven by and higher distribution and transmission tariffs.

•	Net intercompany sales eliminations decreased $10 million, reflecting lower sales by Oncor to REP subsidiaries of TCEH, while Oncor’s sales to nonaffiliated REPs increased.

Fuel, purchased power costs and delivery fees increased $749 million, or 85%, to $1.631 billion. The increase was driven by purchased power costs, reflecting increased volumes and the effect of higher natural gas prices on wholesale power prices. The cost of fuel for natural gas-fueled generation assets also increased due to the higher natural gas prices. The increase also reflects $87 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. See additional discussion below in the analysis of Competitive Electric segment results of operations.

The $5.583 billion increase in net gain from commodity hedging and trading activities reflects unrealized mark-to-market net gains totaling $6.088 billion in 2008, driven by the effect of a decrease in forward market prices of natural gas on positions in the long-term hedging program, compared to $479 million in net gains in 2007. See discussion above under “Long-Term Hedging Program” and below in the analysis of Competitive Electric segment results of operations.

Operating costs increased $20 million, or 6%, to $370 million.

•

Operating costs in the Competitive Electric segment increased $21 million, or 15%, to $158 million primarily reflecting higher maintenance costs related to the timing and scope of baseload generation facility outages.

•

Operating costs in the Regulated Delivery segment decreased $1 million, or less than 1%, to $213 million, reflecting several factors as discussed in the analysis of Regulated Delivery segment results of operations.

Depreciation and amortization increased $222 million to $431 million. The increase includes $170 million of incremental depreciation expense resulting from stepped-up property, plant and equipment values and $15 million in incremental amortization expense largely related to the intangible value of retail customer relationships, both recorded in connection with purchase accounting and substantially all in the Competitive Electric segment. The remaining increase primarily reflects normal additions and replacements of property and replacements of equipment at the lignite/coal-fueled generation plants.

SG&A expenses increased $20 million, or 9%, to $249 million in 2008.

•	SG&A expenses in the Competitive Electric segment increased $10 million, or 6%, to $172 million, reflecting increases in several categories in the retail operations.

•	SG&A expenses in the Regulated Delivery segment decreased $2 million, or 5%, to $42 million reflecting the absence of $2 million of fees related to the sales of accounts receivable program.

•	Corporate and Other SG&A expenses increased $12 million, or 52%, to $35 million due primarily to Sponsor management fees of $9 million.

Other income totaled $14 million in 2008 and $20 million in 2007. The 2008 amount includes $11 million in accretion of the fair value adjustment to certain regulatory assets due to purchase accounting, and the 2007 amount includes $12 million of amortization of a deferred gain on sale of a business that was eliminated in purchase accounting. Other deductions totaled $541 million in 2008 and $10 million in 2007. The 2008 amount includes $499 million in impairment charges related to NOx and SO2 environmental allowances intangible assets discussed in Note 3 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related costs) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. See Note 5 to Financial Statements for details of other income and deductions.

Interest expense and related charges increased $605 million to $831 million in 2008 reflecting $484 million due to higher average borrowings, driven by the Merger-related financings, and $168 million in higher average interest rates, including a $36 million unrealized mark-to-market gain related to interest rate swaps and $18 million of amortization of debt fair value discount resulting from purchase accounting, partially offset by $47 million in increased capitalized interest.

Income tax expense on income from continuing operations totaled $2.001 billion in 2008 and $506 million in 2007. The effective income tax rate was 35.6% in 2008 and 34.1% in 2007. The effective rates reflect the application of EFH Corp.’s statutory tax rate to the unrealized mark-to-market net gains and the impairment of environmental allowances intangible assets in 2008. The increase in the effective tax rate is driven by the effect of a higher lignite depletion benefit in 2007 on a smaller income base and the absence in 2008 of the production deduction due to forecasted net operating losses.

Income from continuing operations (an after-tax measure) increased $2.638 billion to $3.617 billion in 2008.

•

Results in the Competitive Electric segment increased $2.663 billion to $3.611 billion driven by significantly higher unrealized mark-to-market gains on positions in the long-term hedging program, partially offset by higher net interest expense, the impairment of environmental allowances intangible assets and the effects of purchase accounting.

•	Earnings in the Regulated Delivery segment increased $15 million to $139 million primarily driven by higher revenues and higher other income, which reflected the effects of purchase accounting.

•

Corporate and Other net expenses totaled $133 million in 2008 and $93 million in 2007. The amounts in 2008 and 2007 include recurring interest expense on outstanding debt and notes and advances from subsidiaries, as well as corporate general and administrative expenses. The increase of $40 million reflects (all amounts are after-tax):

•	a $40 million increase in net interest expense, driven by issuance of Merger-related debt;

•	an $8 million increase in SG&A expense as discussed above, and

•	$8 million in lower other income reflecting the absence, due to purchase accounting, of amortization of a gain on the sale of a business,

partially offset by:

•	$12 million in financial advisory, legal and other professional fees in 2007 directly related to the Merger.

EFH Corp. Consolidated Financial Results — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

EFH Corp.’s operating revenues increased $1.258 billion, or 16%, to $9.001 billion in 2008 as shown in the table below:

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Competitive Electric segment:
Total retail electricity revenues	$4,961	$4,828
Wholesale electricity revenues	2,797	1,571
Wholesale balancing activities	(227)	(11)
Amortization of intangibles (a)	(15)	—
Other operating revenues	293	236

Total Competitive Electric segment	7,809	6,624
Regulated Delivery segment	1,969	1,919
Net intercompany eliminations	(777)	(800)

Total consolidated revenues	$9,001	$7,743

(a)	Represents amortization of the intangible value of retail and wholesale power sales agreements resulting from purchase accounting.

•

Operating revenues in the Competitive Electric segment increased $1.185 billion, or 18%, to $7.809 billion. The increase in the wholesale business reflected increased prices (due to higher natural gas prices) and higher sales volumes.

•	Operating revenues in the Regulated Delivery segment increased $50 million, or 3%, to $1.969 billion driven by higher distribution and transmission tariffs.

•	Net intercompany sales eliminations decreased $23 million, reflecting lower sales by Oncor to REP subsidiaries of TCEH, while Oncor’s sales to nonaffiliated REPs increased.

Fuel, purchased power costs and delivery fees increased $1.581 billion, or 69%, to $3.867 billion. The increase was driven by purchased power costs, reflecting increased volumes and the effect of higher natural gas prices on wholesale power prices. Higher costs also reflect increased utilization of natural gas-fueled generation facilities and the higher cost of fuel for these facilities. The increase also reflects $246 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. See additional discussion below in the analysis of Competitive Electric segment results of operations.

The $359 million decrease in net loss from commodity hedging and trading activities reflects unrealized mark-to-market losses totaling $305 million in 2008, driven by the effect of increasing forward market prices of natural gas on positions in the long-term hedging program, compared to $703 million in 2007. See discussion above under “Long-Term Hedging Program” and below in the analysis of Competitive Electric segment results of operations.

Operating costs increased $55 million, or 5%, to $1.120 billion.

•

Operating costs in the Competitive Electric segment increased $48 million, or 11%, to $500 million reflecting higher maintenance costs related to the timing and scope of baseload generation facility outages and other factors as discussed in the analysis of the segment’s results of operations.

•	Operating costs in the Regulated Delivery segment increased $4 million, or 1%, to $620 million, reflecting several factors as discussed in the analysis of the segment’s results of operations.

Depreciation and amortization increased $605 million to $1.217 billion. The increase includes $502 million of incremental depreciation expense resulting from stepped-up property, plant and equipment values and $43 million in incremental amortization expense largely related to the intangible value of retail customer relationships, both recorded in connection with purchase accounting and substantially all in the Competitive Electric segment. The remaining increase primarily reflects normal additions and replacements of property replacements of equipment at the lignite/coal-fueled generation plants.

SG&A expenses increased $38 million, or 6%, to $712 million in 2008.

•	SG&A expenses in the Competitive Electric segment increased $25 million, or 5%, to $499 million driven by several factors as discussed in the analysis of the segment’s results of operations.

•

SG&A expenses in the Regulated Delivery segment decreased $10 million, or 7%, to $126 million reflecting lower incentive compensation, the absence of $5 million in fees related to the sale of accounts receivable program and nonrecurring rebranding costs in 2007.

•	Corporate and Other SG&A expenses increased $23 million, or 36%, to $87 million due primarily to Sponsor management fees of $26 million.

Other income totaled $43 million in 2008 and $65 million in 2007. The 2008 other income amount includes $33 million in accretion of the fair value adjustment to certain regulatory assets due to purchase accounting, and the 2007 amount includes $35 million of amortization of a deferred gain on sale of a business that was eliminated in purchase accounting. Other deductions totaled $583 million in 2008 and $901 million in 2007. The 2008 amount includes $501 million in impairment charges related to NOx and SO2 environmental allowances intangible assets discussed in Note 3 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related costs) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The 2007 amount includes net charges of $812 million related to the cancelled development of eight coal-fueled generation units. See Note 5 to Financial Statements for details of other income and deductions.

Interest expense and related charges increased $1.861 billion to $2.505 billion in 2008 reflecting $1.397 billion due to higher average borrowings, driven by the Merger-related financings, and $614 million in higher average interest rates, including $54 million of amortization of debt fair value discount resulting from purchase accounting and a $36 million unrealized mark-to-market gain related to interest rate swaps, partially offset by $150 million in increased capitalized interest.

Income tax benefits on pretax losses totaled $462 million in 2008 compared to income tax expense of $212 million on pretax income in 2007. The 2007 amount includes a deferred tax benefit of $51 million related to an amendment of the Texas margin tax by the Texas legislature. Excluding the effect of this 2007 item, the effective income tax rates were 32.0% on a loss in 2008 compared to 32.8% on income in 2007. (The unusual deferred tax benefit in 2007 distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion.) The effective rates reflect the application of EFH Corp.’s statutory tax to the unrealized mark-to-market net losses in 2007 and 2008 as well as the 2007 impairment charge related to the cancellation of certain generation facility development activities and the impairment of environmental allowances intangible assets in 2008. The decrease in the effective tax rate is driven by the effect of a higher lignite depletion benefit in 2007 on a smaller income base and the absence in 2008 of the production deduction due to forecasted net operating losses. The lower effective rate is also due to the effect of the Texas margin tax, under which interest expense is not deductible.

Results from continuing operations (an after-tax measure) decreased $1.574 billion to a loss of $983 million in 2008.

•

Earnings in the Competitive Electric segment decreased $1.471 billion to a loss of $862 million driven by higher net interest expense, the impairment of environmental allowances intangible assets and the effects of purchase accounting, partially offset by the effect of the 2007 impairment charge related to the cancellation of certain generation facility development activities and the decrease in net unrealized mark-to-market losses on positions in the long-term hedging program.

•	Earnings in the Regulated Delivery segment increased $45 million to $309 million primarily driven by higher revenues and higher other income, which reflects the effects of purchase accounting.

•

Corporate and Other net expenses totaled $430 million in 2008 and $282 million in 2007. The amounts in 2008 and 2007 include recurring interest expense on outstanding debt and notes and advances from subsidiaries, as well as corporate general and administrative expenses. The increase of $148 million reflects (all amounts are after-tax):

•	a $123 million increase in net interest expense, driven by issuance of Merger-related debt;

•	$23 million in lower other income reflecting the absence, due to purchase accounting, of amortization of a gain on the sale of a business;

•	a $21 million deferred tax benefit in 2007 related to the Texas margin tax;

•	a $15 million increase in SG&A expense as discussed above, and

•	$8 million in higher depreciation and amortization, primarily due to purchase accounting adjustments,

partially offset by:

•

the write-off in 2007 of $25 million in previously deferred costs related to anticipated strategic transactions (including expected financings) that were no longer expected to be completed as a result of the Merger, and

•	$25 million in financial advisory, legal and other professional fees in 2007 related to the Merger.

Competitive Electric Segment

Financial Results

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues	$3,258	$2,572	$7,809	$6,624
Fuel, purchased power costs and delivery fees	(1,923)	(1,184)	(4,646)	(3,086)
Net gain (loss) from commodity hedging and trading activities	6,045	462	(248)	(607)
Operating costs	(158)	(137)	(500)	(452)
Depreciation and amortization	(296)	(84)	(827)	(245)
Selling, general and administrative expenses	(172)	(162)	(499)	(474)
Franchise and revenue-based taxes	(26)	(25)	(74)	(78)
Other income	2	8	8	19
Other deductions	(533)	17	(559)	(792)
Interest income	20	97	46	260
Interest expense and related charges	(605)	(130)	(1,824)	(341)

Income (loss) before income taxes	5,612	1,434	(1,314)	828
Income tax (expense) benefit	(2,001)	(486)	452	(219)

Net income (loss)	$3,611	$948	$(862)	$609

Competitive Electric Segment

Sales Volume and Customer Count Data

	Successor	Predecessor	Change %	Successor	Predecessor	Change %
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Sales volumes:
Retail electricity sales volumes - gigawatt hours (GWh):
Residential	9,098	8,789	3.5	22,153	21,256	4.2
Small business (a)	2,241	2,313	(3.1)	5,802	5,861	(1.0)
Large business and other customers	4,038	3,902	3.5	10,951	10,946	—

Total retail electricity	15,377	15,004	2.5	38,906	38,063	2.2
Wholesale electricity sales volumes	12,472	9,938	25.5	35,529	27,914	27.3
Net sales (purchases) of balancing electricity to/from ERCOT	145	(4)	—	(1,335)	622	—

Total sales volumes	27,994	24,938	12.3	73,100	66,599	9.8

Average volume (kWh) per retail customer (b):

Residential	4,757	4,764	(0.1)	11,654	11,399	2.2
Small business	8,732	8,969	(2.6)	22,578	22,421	0.7
Large business and other customers	145,802	109,115	33.6	361,554	276,764	30.6

Weather (service territory average) – percent of normal (c):

Percent of normal:
Cooling degree days	100.7%	97.2%		109.0%	94.2%
Heating degree days				93.7%	106.2%

Customer counts:
Retail electricity customers (end of period and in thousands) (d):
Residential				1,927	1,858	3.7
Small business (a)				258	256	0.8
Large business and other customers				27	35	(22.9)

Total retail electricity customers				2,212	2,149	2.9

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).
(d)	Based on number of meters.

Competitive Electric Segment

Revenue and Market Share Data

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues:
Retail electricity revenues:
Residential	$1,258	$1,221	$2,966	$2,954
Small business (a)	335	335	852	849
Large business and other customers	447	368	1,143	1,025

Total retail electricity revenues	2,040	1,924	4,961	4,828
Wholesale electricity revenues	1,134	589	2,797	1,571
Net sales (purchases) of balancing electricity to/from ERCOT	(44)	(19)	(227)	(11)
Amortization of intangibles (b)	26	—	(15)	—
Other operating revenues	102	78	293	236

Total operating revenues	$3,258	$2,572	$7,809	$6,624

Commodity hedging and trading activities:
Unrealized net gains (losses), including cash flow hedge ineffectiveness	$6,068	$479	$(237)	$(695)
Unrealized net gains (losses) representing reversals of previously recognized fair values of positions settled in the current period	20	—	(68)	(8)
Realized net gains (losses) on settled positions (c)	(43)	(17)	57	96

Net gain (loss)	$6,045	$462	$(248)	$(607)

Average revenues per MWh:
Residential	$138.32	$138.96	$133.90	$138.99

Estimated share of ERCOT retail markets (d) (e) (f):
Residential			37%	36%
Business markets			26%	27%

(a)	Customers with demand of less than 1 MW annually.
(b)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.
(c)	Includes physical commodity trading activity not subject to mark-to-market accounting of $11 million and $7 million in net losses in the three months ended September 30, 2008 and 2007, respectively, and $29 and $13 million in net losses in the nine months ended September 30, 2008 and 2007, respectively.
(d)	Based on number of meters at end of period.
(e)	Estimated market share is based on the number of customers that have choice.
(f)	Calculations based on TXU Energy customer segmentation and ERCOT total customer counts.

Competitive Electric Segment

Production, Purchased Power and Delivery Cost Data

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear	$25	$24	$69	$63
Lignite/coal	172	161	485	451

Total baseload fuel	197	185	554	514
Natural gas fuel and purchased power	1,161	559	2,532	1,377
Amortization of intangibles (a)	87	—	246	—
Other costs	94	57	304	203

Fuel and purchased power costs	1,539	801	3,636	2,094
Delivery fees (b)	384	383	1,010	992

Total	$1,923	$1,184	$4,646	$3,086

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$4.88	$4.68	$4.75	$4.59
Lignite/coal (c)	$15.39	$14.18	$15.83	$14.31
Natural gas fuel and purchased power	$104.02	$63.71	$91.55	$62.29
Delivery fees per MWh	$24.77	$25.09	$25.69	$25.60

(a)	Represents amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(b)	Includes delivery fee charges from Oncor that are eliminated in consolidation.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

	Successor	Predecessor	Change %	Successor	Predecessor	Change %
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Production and purchased power volumes (GWh):
Nuclear	4,996	5,110	(2.2)	14,448	13,664	5.7
Lignite/coal	12,240	12,353	(0.9)	33,697	34,297	(1.7)

Total baseload generation	17,236	17,463	(1.3)	48,145	47,961	0.4
Natural gas-fueled generation	2,124	2,108	0.8	3,843	3,491	10.1
Purchased power	9,042	6,662	35.7	23,816	18,619	27.9

Total energy supply	28,402	26,233	8.3	75,804	70,071	8.2
Less line loss and power imbalances	408	1,295	(68.5)	2,704	3,472	(22.1)

Net energy supply volumes	27,994	24,938	12.3	73,100	66,599	9.8

Baseload capacity factors (%):
Nuclear	98.4%	100.6%	(2.2)	95.6%	90.8%	5.3
Lignite/coal	95.0%	95.8%	(0.8)	87.7%	89.7%	(2.2)
Total baseload generation	95.5%	97.2%	(1.7)	89.8%	90.0%	(0.2)

Competitive Electric Segment — Financial Results

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Total retail electricity revenues	$2,040	$1,924
Wholesale electricity revenues	1,134	589
Wholesale balancing activities	(44)	(19)
Amortization of intangibles (a)	26	—
Other operating revenues	102	78

Total operating revenues	$3,258	$2,572

(a)	Represents amortization of the intangible values of retail and wholesale power sales agreements resulting from purchase accounting.

Operating revenues increased $686 million, or 27%, to $3.258 billion in 2008, as shown in the table above.

The $116 million, or 6%, increase in retail electricity revenues reflected the following:

•

Higher average pricing contributed $68 million to the revenue increase. Higher average retail pricing reflected higher prices in the business markets driven by higher natural gas prices, partially offset by an approximate $5 million effect of lower pricing in the residential customer market. Lower residential pricing reflected the effect of a five percent price discount in October 2007 to those residential customers in EFH Corp.’s historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat.

•

A two percent increase in retail sales volumes contributed $48 million to the revenue increase. Residential volumes increased four percent, primarily due to an increase in residential customer counts and the effects of slightly warmer weather in 2008 compared to 2007. Business and other customer volumes increased 1%.

•

Total retail electricity customer counts at September 30, 2008 increased three percent from September 30, 2007. Competitive activity resulted in a four percent increase in residential customers and a one percent increase in small business customers.

Wholesale electricity revenues increased $545 million, or 93%. A 53% increase in average wholesale electricity prices, driven by higher natural gas prices, contributed $395 million to revenue growth, and a 25% increase in sales volumes contributed $150 million. Higher wholesale sales and purchase volumes reflected several factors, including increased demand (due to warmer weather) and congestion, as well as increased near-term bilateral power contracting activity due in part to increased demand and market volatility in 2008. The higher natural gas prices also contributed to the increase in fuel and purchased power costs.

Wholesale sales and purchases of electricity are reported gross in the income statement only if the transactions are scheduled for physical delivery with ERCOT. In ERCOT’s grid management activities, all scheduled transactions may not result in physical delivery, but EFH Corp. has no visibility into those activities.

Wholesale balancing activity comparisons are generally not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable.

Other operating revenues increased $24 million, or 31%, to $102 million primarily due to higher retail natural gas revenues reflecting increased prices.

Fuel, purchased power costs and delivery fees increased $739 million, or 62%, to $1.923 billion. The increase was driven by higher purchased power costs, reflecting 36% growth in purchased power volumes as well as the effect of higher natural gas prices on wholesale power prices. The increase also reflected a 53% increase in fuel costs per MWh in natural gas-fueled generation facilities due to the higher natural gas prices. Higher fuel costs also reflected higher usage and prices (including transportation costs) of purchased coal. The increase reflects $87 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. Other cost increases included $37 million related primarily to congestion-related charges and $14 million in higher cost of natural gas for resale.

Results from commodity hedging and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading and certain commodity hedging purposes. A substantial majority of the commodity hedging activities are intended to mitigate the risk of commodity price movements on future revenues and involve natural gas positions entered into as part of the long-term hedging program. The results of these activities have been volatile because of the effects of movements in forward natural gas prices on unrealized mark-to-market valuations. Following is an analysis of activities for the three months ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008 — Unrealized mark-to-market net gains totaling $6.088 billion include:

•

$6.091 billion in net gains related to hedge positions, which includes $6.074 billion in net gains from changes in fair value and $17 million in net gains that represent reversals of previously recorded fair values of positions settled in the period. These net gains are driven by the effect of decreases in natural gas prices in forward periods on positions in the long-term hedging program;

•	$10 million in “day one” losses related to large hedge positions (see Note 10 to Financial Statements), and

•

$7 million in net gains related to trading positions, which includes $4 million in net gains from changes in fair value and $3 million in net gains that represent reversals of previously recorded fair values of positions settled in the period.

Realized net losses totaling $43 million include:

•	$105 million in net losses related to hedge positions that primarily offset hedged electricity revenues recognized in the period, and

•	$62 million in net gains related to trading positions.

Three Months Ended September 30, 2007 — Unrealized mark-to-market net gains totaling $479 million include:

•

$539 million in net gains related to hedge positions, which includes $542 million in net gains from changes in fair value and $3 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•	a $58 million “day one” loss on a related series of commodity price hedges (see Note 10 to Financial Statements).

Realized net losses totaling $17 million include:

•	$4 million in net losses related to hedge positions that offset hedged electricity revenues recognized in the period, and

•	$13 million in net losses related to trading positions.

Operating costs increased $21 million, or 15%, to $158 million in 2008. The increase reflects $16 million in higher maintenance costs related to the timing and scope of planned and unplanned outages in baseload generation facilities, $4 million in costs related to combustion turbines now being operated for TCEH’s own benefit, $4 million in higher property taxes and $4 million of expenses associated with operational readiness at the generation units under construction, partially offset by $7 million in costs in 2007 for utilization of SO2 credits for the lignite/coal-fueled generation plants.

Depreciation and amortization increased $212 million to $296 million. The increase includes $170 million of incremental depreciation expense from stepped-up property, plant and equipment values and $13 million in incremental amortization expense related to the intangible value of customer relationships, each resulting from the effects of purchase accounting. The remaining increase primarily reflects normal additions and replacements of equipment in generation operations.

SG&A expenses increased $10 million, or 6%, to $172 million in 2008. The increase reflects:

•

$11 million in higher expenses in the retail operations, primarily increased employees and labor costs to support customer growth initiatives and computer system enhancement costs, net of a $1 million decrease in fees associated with the sale of accounts receivable program; and

•	$7 million in higher retail customer bad debt expense,

partially offset by lower administrative costs related to generation facility development activities, reflecting the 2007 cancellation of certain coal-fueled generation projects.

Other income totaled $2 million in 2008 and $8 million in 2007. Other deductions totaled $533 million in 2008 and a net credit of $17 million in 2007. The 2008 amount includes $499 million in impairment charges related to NOx and SO2 environmental allowances intangible assets discussed in Note 3 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related costs) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The 2007 amount includes a $48 million reduction in the liability previously recorded for leases related to gas-fueled combustion turbines that EFH Corp. had ceased operating for its own benefit, charges of $17 million in connection with the cancellation of the development of eight coal-fueled generation units and a $10 million charge related to the termination of a railcar operating lease.

Interest income decreased $77 million to $20 million in 2008 reflecting lower average borrowings.

Interest expense and related charges increased by $475 million to $605 million in 2008. The increase reflects $621 million due to higher average borrowings, driven by the Merger-related financings, partially offset by $99 million in lower average interest rates, including a $36 million unrealized mark-to-market gain related to interest rate swaps and $4 million of amortization of debt fair value discount resulting from purchase accounting, and $47 million in increased capitalized interest.

Income tax expense totaled $2.001 billion in 2008 and $486 million in 2007. The effective income tax rate was 35.7% in 2008 and 33.9% in 2007. The effective rates reflect the application of EFH Corp.’s statutory tax rate to the unrealized mark-to-market net gains and the impairment of environmental allowances intangible assets in 2008. The increase in the effective tax rate is driven by the effect of a higher lignite depletion benefit in 2007 on a smaller income base and the absence in 2008 of the production deduction due to forecasted net operating losses.

Net income increased $2.663 billion to $3.611 billion in 2008 driven by unrealized mark-to-market gains on positions in the long-term hedging program, partially offset by higher net interest expense, the impairment of environmental allowances intangible assets and the effects of purchase accounting.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Total retail electricity revenues	$4,961	$4,828
Wholesale electricity revenues	2,797	1,571
Wholesale balancing activities	(227)	(11)
Amortization of intangibles (a)	(15)	—
Other operating revenues	293	236

Total operating revenues	$7,809	$6,624

____________________

(a)	Represents amortization of the intangible values of retail and wholesale power sales agreements resulting from purchase accounting.

Operating revenues increased $1.185 billion, or 18%, to $7.809 billion in 2008, as shown in the table above.

The $133 million, or 3%, increase in retail electricity revenues reflected the following:

•

A two percent increase in retail sales volumes contributed $107 million to the revenue increase. Residential volumes increased four percent reflecting the effects of warmer than normal weather in 2008 combined with the cooler than normal weather experienced in 2007 and an increase in residential customer counts as discussed in the analysis of third quarter results. Business and other customer volumes were comparable with 2007.

•

Higher average pricing increased revenues by $26 million. Higher average retail pricing reflected higher prices in the business markets driven by higher natural gas prices, partially offset by an approximate $108 million effect of lower pricing in the residential customer market. Lower residential pricing reflected the effect of a six percent price discount in March 2007, an additional four percent price discount in June 2007 and another five percent price discount in October 2007 to those residential customers in EFH Corp.’s historical service territory with month-to-month service plans and a rate equivalent to the former price-to-beat.

Wholesale electricity revenues increased $1.226 billion, or 78%. A 40% increase in average wholesale electricity prices driven by higher natural gas prices contributed $797 million to revenue growth and a 27% increase in sales volumes contributed $429 million. The rise in natural gas prices through July 2008 reflected the overall trend of higher energy prices and increased demand in natural gas-fueled generation due to warmer weather in 2008. Higher wholesale sales and purchase volumes reflected several factors, including increased demand (due to warmer weather), baseload plant outages and congestion, as well as increased near-term bilateral power contracting activity due in part to increased demand and market volatility in 2008. The higher natural gas prices also contributed to the increase in fuel and purchased power costs.

Wholesale balancing activity comparisons are not generally meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable. The relatively large amount in 2008 reflects weather-driven volatility, generation facility outages and congestion effects.

Other operating revenues increased $57 million, or 24%, to $293 million primarily due to higher retail natural gas revenues reflecting increased prices.

Fuel, purchased power costs and delivery fees increased $1.560 billion, or 51%, to $4.646 billion. The increase was driven by higher purchased power costs, reflecting 28% growth in purchased power volumes as well as the effect of higher natural gas prices on wholesale power prices. The increase also reflected greater utilization of natural gas-fueled generation facilities to meet peak demand and a 56% increase in fuel costs per MWh in those facilities due to higher natural gas prices. Higher fuel costs also reflected higher usage and prices (including transportation costs) of purchased coal. The increase reflects $246 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. Other cost increases included $101 million related primarily to congestion-related charges and $41 million in higher costs of natural gas for resale.

Following is an analysis of results from commodity hedging and trading activities for the nine months ended September 30, 2008 and 2007:

Nine Months Ended September 30, 2008 — Unrealized mark-to-market net losses totaling $305 million include:

•

$250 million in net losses related to hedge positions, which includes $248 million in net losses from changes in fair value and $2 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•	$69 million in “day one” net losses related to large hedge positions (see Note 10 to Financial Statements), and

•

$13 million in net gains related to trading positions, which includes $79 million in net gains from changes in fair value and $66 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $57 million include:

•	$76 million in net losses related to hedge positions that primarily offset hedged electricity revenues recognized in the period, and

•	$133 million in net gains related to trading positions.

Nine Months Ended September 30, 2007 — Unrealized mark-to-market net losses totaling $703 million include:

•

$557 million in net losses related to hedge positions, which includes $585 million in net losses from changes in fair value and $28 million in net gains that represent reversals of previously recorded fair values of positions settled in the period;

•	$218 million in “day one” losses related to large hedge positions and a $30 million “day one” gain on a long-term power purchase agreement (see Note 10 to Financial Statements);

•

$92 million in hedge ineffectiveness net gains, which includes $111 million in net gains from changes in fair value and $19 million in net losses that represent reversals of previously recorded unrealized net gains related to positions settled in the period. These amounts relate to positions accounted for as cash flow hedges, and

•

$46 million in net losses related to trading positions, which includes $29 million in net losses from changes in fair value and $17 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $96 million include:

•	$70 million in net gains related to hedge positions that offset hedged electricity revenues recognized in the period, and

•	$26 million in net gains related to trading positions.

Operating costs increased $48 million, or 11%, to $500 million in 2008. The increase reflects $36 million in higher maintenance costs related to the timing and scope of planned and unplanned outages in baseload generation facilities, $11 million in costs related to combustion turbines now being operated for TCEH’s own benefit, $10 million in higher property taxes and $5 million of expenses associated with operational readiness at the generation units under construction, partially offset by $7 million in costs in 2007 for utilization of SO2 credits for the lignite/coal-fueled generation plants and $3 million in individually insignificant items.

Depreciation and amortization increased $582 million to $827 million. The increase includes $502 million of incremental depreciation expense from stepped-up property, plant and equipment values and $38 million in incremental amortization expense related to the intangible value of customer relationships, each resulting from the effects of purchase accounting. The remaining increase primarily reflects normal additions and replacements of equipment in generation operations.

SG&A expenses increased $25 million, or 5%, to $499 million in 2008. The increase reflects:

•

$26 million in higher expenses in the retail operations, primarily increased employees and labor costs to support customer growth initiatives and increased marketing and computer systems enhancement costs, net of a $6 million decrease in fees associated with the sale of accounts receivable program, and

•	$16 million in higher retail customer bad debt expense,

partially offset by lower administrative costs related to generation facility development activities, reflecting the 2007 cancellation of certain coal-fueled generation projects.

Other income totaled $8 million in 2008 and $19 million in 2007. The 2007 amount includes $7 million of royalty income and $6 million in penalties received due to nonperformance under a coal transportation agreement.

Other deductions totaled $559 million in 2008 and $792 million in 2007. The 2008 amount includes $501 million in impairment charges related to NOx and SO2 environmental allowances intangible assets discussed in Note 3 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related costs) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which has filed for protection under Chapter 11 of the US Bankruptcy Code. The 2007 amount includes net charges of $812 million in connection with the cancellation of the development of eight coal-fueled generation units, a $48 million reduction in the liability previously recorded for leases related to gas-fueled combustion turbines that EFH Corp. had ceased operating for its own benefit and a $10 million charge related to the termination of a railcar operating lease. See Note 5 to Financial Statements for more details.

Interest income decreased $214 million, or 82%, to $46 million in 2008 reflecting lower average borrowings.

Interest expense and related charges increased $1.483 billion to $1.824 billion in 2008. The increase reflects $1.672 billion due to higher average borrowings, driven by the Merger-related financings, partially offset by $150 million in increased capitalized interest and $38 million in lower average interest rates, including a $36 million unrealized mark-to-market gain related to interest rate swaps, and $11 million of amortization of debt fair value discount resulting from purchase accounting.

Income tax benefit on a pretax loss totaled $452 million in 2008 and income tax expense on pretax income totaled $219 million in 2007. The 2007 amount includes a deferred tax benefit of $30 million related to an amendment of the Texas margin tax by the Texas legislature. Excluding the effect of this 2007 item, the effective income tax rates were 34.4% on a loss in 2008 compared to 30.1% on income in 2007. (The unusual deferred tax benefit in 2007 distorts the comparison; therefore it has been excluded for purposes of a more meaningful discussion.) The effective rates reflect the application of EFH Corp.’s statutory tax to the unrealized mark-to-market net losses in 2007 and 2008 as well as the 2007 impairment charge related to the cancellation of certain generation facility development activities and the impairment of environmental allowances intangible assets in 2008. The increase in the effective tax rate is driven by the effect of a lower lignite depletion benefit in 2008 on a smaller income base and the absence in 2008 of the production deduction due to forecasted net operating losses. The impact on the rate is also due to the effect of the Texas margin tax on pretax losses in 2008, under which interest expense is not deductible.

Net income (loss) decreased $1.471 billion to a net loss of $862 million in 2008 driven by higher net interest expense, the impairment of environmental allowances intangible assets and the effects of purchase accounting, partially offset by the effect of the 2007 impairment charge in connection with the cancellation of certain generation facility development activities and the decrease in net unrealized mark-to-market losses on positions in the long-term hedging program.

Regulated Delivery Segment

Financial Results

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues	$728	$712	$1,969	$1,919
Operating costs	(213)	(214)	(620)	(616)
Depreciation and amortization	(128)	(119)	(370)	(353)
Selling, general and administrative expenses	(42)	(44)	(126)	(136)
Franchise and revenue-based taxes	(67)	(69)	(186)	(190)
Other income	12	—	34	3
Other deductions	(3)	(7)	(17)	(26)
Interest income	12	14	34	42
Interest expense and related charges	(80)	(79)	(229)	(233)

Income before income taxes	219	194	489	410
Income tax expense	(80)	(70)	(180)	(146)

Net income	$139	$124	$309	$264

Regulated Delivery Segment

Operating Data

	Successor	Predecessor	Change %	Successor	Predecessor	Change %
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating statistics — volumes:
Electric energy delivered (GWh)	31,546	31,558	—	84,038	81,523	3.1

Reliability statistics (a):
System Average Interruption Duration Index (SAIDI) (nonstorm)				82.63	79.22	4.3
System Average Interruption Frequency Index (SAIFI) (nonstorm)				1.10	1.14	(3.5)
Customer Average Interruption Duration Index (CAIDI) (nonstorm)				75.30	69.51	8.3

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters):				3,116	3,087	0.9

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues:
Electricity distribution revenues (b):
Affiliated (TCEH)	$290	$300	$773	$794
Nonaffiliated	355	331	960	889

Total distribution revenues	645	631	1,733	1,683
Third-party transmission revenues	72	66	207	192
Other miscellaneous revenues	11	15	29	44

Total operating revenues	$728	$712	$1,969	$1,919

(a)	SAIDI is the average number of minutes electric service is interrupted per consumer in a year. SAIFI is the average number of electric service interruptions per consumer in a year. CAIDI is the average duration in minutes per electric service interruption in a year. The statistics presented are based on twelve months ended September 30, 2008 and 2007 data.
(b)	Includes transition charge revenue associated with the issuance of securitization bonds totaling $40 million and $42 million for the three months ended September 30, 2008 and 2007, respectively, and $108 million and $112 million for the nine months ended September 30, 2008 and 2007, respectively. Also includes disconnect/reconnect fees and other discretionary revenues for services requested by REPs.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Operating revenues increased $16 million, or 2%, to $728 million in 2008. The revenue increase reflected:

•	$14 million from increased distribution tariffs to recover transmission costs;

•	an estimated $6 million impact of growth in points of delivery;

•	$6 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system, and

•

$4 million in increased miscellaneous revenues including $2 million of accrued pole contact revenues and $2 million of revenues for services provided to REPs and other customers (with a related increase in operating costs), partially offset by:

•	$7 million in lower revenues due to the absence in 2008 of revenues for installation of third party equipment related to Oncor’s technology initiatives;

•	an estimated $6 million due to lower average consumption, as the effect of slightly warmer weather was more than offset by declines in usage, and

•	$1 million in lower charges to REPs related to transition bonds (with a related decrease in amortization of the related regulatory asset).

Operating costs decreased $1 million, or less than 1%, to $213 million in 2008. The decrease reflected:

•	$6 million of lower expenses due to the absence in 2008 of costs for installation of third party equipment related to Oncor’s technology initiatives, and

•	$2 million in lower vegetation management expenses,

partially offset by:

•

$6 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements, increased services provided to REPs and other customers and equipment installation activities, and

•	$2 million in software license and service expenses related to Oncor’s purchase of a BPL based “Smart Grid” network in May 2008.

Depreciation and amortization increased $9 million, or 8%, to $128 million in 2008. The increase reflected $11 million in higher depreciation due to ongoing investments in property, plant and equipment as well as $2 million in lower amortization of the regulatory assets associated with the transition bonds (with a related decrease in revenues).

SG&A expenses decreased $2 million, or 5%, to $42 million in 2008. The decrease reflected:

•	$2 million in lower incentive compensation expense;

•	$2 million in lower fees due to Oncor’s exit from the sale of accounts receivable program, and

•	$2 million in decreased bad debt expense,

partially offset by $3 million in increased employee benefit costs and $2 million in higher professional fees.

Franchise and revenue-based taxes decreased $2 million, or 3%, to $67 million in 2008 reflecting a decrease in state franchise taxes due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax. Local franchise fees resulting from the 2006 cities rate settlement totaled $3 million and $2 million for the three months ended September 30, 2008 and 2007, respectively.

Other income totaled $12 million in 2008 and zero in 2007. The 2008 amount reflects accretion of the fair value adjustment to certain regulatory assets due to purchase accounting. See “Regulatory Assets and Liabilities” in Note 15 to Financial Statements for additional information.

Other deductions totaled $3 million in 2008 and $7 million in 2007. The 2007 amount included costs associated with the 2006 cities rate settlement totaling $6 million.

Interest income decreased $2 million, or 14%, to $12 million in 2008. The decrease reflects $1 million in lower earnings on assets held for employee benefit plans and a $1 million decrease in reimbursement of transition bond interest from TCEH.

Interest expense increased $1 million, or 1%, to $80 million in 2008. The variance reflected a $6 million effect of higher average borrowings, reflecting the ongoing capital investment in the business, including the purchase of an existing BPL-based “Smart Grid” network, partially offset by a decrease of $5 million due to lower average interest rates driven by increased short-term borrowings prior to the September 2008 issuance of $1.5 billion in senior secured notes (see Note 7 to Financial Statements). The average interest rate effect is net of a $1 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Income tax expense totaled $80 million in 2008 compared to $70 million in 2007. The effective income tax rate increased to 36.5% in 2008 from 36.1% in 2007. The increased rate is driven by a decrease in the benefit from the Medicare subsidy for post-employment benefits.

Net income increased $15 million, or 12%, to $139 million driven by increased revenues and higher other income, which reflects the effects of purchase accounting.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Operating revenues increased $50 million, or 3%, to $1.969 billion in 2008. The revenue increase reflected:

•	$32 million from increased distribution tariffs to recover transmission costs;

•	an estimated $16 million impact of growth in points of delivery;

•	$15 million in higher transmission revenues primarily due to rate increases to recover ongoing investment in the transmission system;

•	an estimated $3 million from higher average consumption, as the estimated effect of warmer weather was partially offset by usage declines, and

•

$7 million in increased miscellaneous revenues, including $3 million of revenues for services provided to REPs and other customers (with a related increase in operating costs) and $2 million of accrued pole contact revenues, partially offset by:

•	$19 million in lower revenues due to the absence in 2008 of revenues for installation of third party equipment related to Oncor’s technology initiatives, and

•	$4 million in lower charges to REPs related to transition bonds (with a related decrease in amortization of the related regulatory asset).

Operating costs increased $4 million, or 1%, to $620 million in 2008. The increase reflected:

•

$15 million in increased labor and benefits costs for restoration of service as a result of weather events, more stringent service requirements, increased services provided to REPs and other customers and equipment installation activities;

•	$3 million in higher vegetation management expenses, and

•	$3 million in software license and service expenses related to Oncor’s purchase of a BPL based “Smart Grid” network in May 2008,

partially offset by $18 million of lower expenses due to the absence in 2008 of costs for installation of third party equipment related to Oncor’s technology initiatives.

Depreciation and amortization increased $17 million, or 5%, to $370 million in 2008. The increase reflected $21 million in higher depreciation due to ongoing investments in property, plant and equipment, partially offset by $4 million in lower amortization of the regulatory assets associated with the transition bonds (with a related decrease in revenues).

SG&A expenses decreased $10 million, or 7%, to $126 million in 2008. The decrease reflected:

•	$7 million in lower incentive compensation expense;

•	$5 million in lower fees due to Oncor’s exit from the sale of accounts receivable program;

•	$4 million in expenses in 2007 related to the rebranding of TXU Electric Delivery Company to Oncor Electric Delivery Company, and

•	$1 million in decreased bad debt expense.

partially offset by $4 million in higher professional fees and $4 million in increased employee benefits costs.

Franchise and revenue-based taxes decreased $4 million, or 2%, to $186 million in 2008. A decrease in state franchise taxes of $9 million due to the 2007 enactment of the Texas margin tax, which is accounted for as an income tax, was partially offset by a $5 million increase in local franchise fees reflecting increased volumes of electricity delivered. Local franchise fees resulting from the 2006 cities rate settlement totaled $7 million and $6 million for the nine months ended September 30, 2008 and 2007, respectively.

Other income totaled $34 million in 2008 and $3 million in 2007. The 2008 amount reflects accretion of the fair value adjustment to certain regulatory assets due to purchase accounting. See “Regulatory Assets and Liabilities” in Note 15 to Financial Statements for additional information.

Other deductions totaled $17 million in 2008 and $26 million in 2007. The 2008 amount includes:

•	$13 million in costs as a result of the 2006 cities rate settlement, and

•	$3 million in equity losses (representing amortization expense) related to the ownership interest in an EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

The 2007 amount includes:

•	$19 million in costs a result of the 2006 cities rate settlement;

•	$3 million in costs related to the cancelled InfrastruX Energy Services joint venture, and

•	$2 million in equity losses (representing amortization expense) related to the ownership interest in an EFH Corp. subsidiary holding the capitalized software licensed to Capgemini.

Interest income decreased $8 million, or 19%, to $34 million in 2008. The decrease reflects $4 million in lower earnings on assets held for employee benefit plans, a $3 million decrease in reimbursement of transition bond interest from TCEH and a $1 million decrease in earnings on restricted cash.

Interest expense decreased $4 million, or 2%, to $229 million in 2008. Interest expense in 2008 reflected a decrease of $18 million due to lower average interest rates driven by increased short-term borrowings prior to the September 2008 issuance of $1.5 billion in senior secured notes (see Note 7 to Financial Statements), partially offset by a $14 million effect of higher average borrowings, reflecting the ongoing capital investment in the business, including the purchase of an existing BPL-based “Smart Grid” network. The average interest rate effect is net of a $3 million increase due to the amortization of the fair value discount related to transition bonds that was recorded due to purchase accounting.

Income tax expense totaled $180 million in 2008 compared to $146 million in 2007. The effective income tax rate increased to 36.8% in 2008 from 35.6% in 2007. The increased rate is driven by a decrease in the benefit from the Medicare subsidy for post-employment benefits.

Net income increased $45 million, or 17%, to $309 million driven by increased revenues and higher other income, which reflects the effects of purchase accounting.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2008. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the pretax effect of mark-to-market accounting on net income for positions in the commodity contract portfolio that are not subject to cash flow hedge accounting (see discussion below and in Note 10 to Financial Statements). For the nine months ended September 30, 2008, this effect totaled $217 million in unrealized net losses, which represented $233 million in net losses from changes in fair value and $16 million in net gains representing reversals of previously recognized fair values of positions settled in the current period. These positions represent both economic hedging and trading activities.

Successor
Nine Months Ended September 30, 2008
Commodity contract net asset (liability) at beginning of period	$(1,917)
Settlements of positions (a)	16
Unrealized mark-to-market valuations of positions (b)	(233)
Other activity (c)	(7)

Commodity contract net asset (liability) at end of period	$(2,141)

(a)	Represents reversals of fair values previously recognized to offset gains and losses realized upon settlement of the positions in the current period. Includes settlements of positions entered into in the current period and the expiration of option premiums during the current period.
(b)	Primarily represents mark-to-market effects of positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”). Of this amount, $82 million in net losses relates to positions not settled as of the end of the period. Includes $68 million in net losses recorded at contract inception dates (see Note 10 to Financial Statements).
(c)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration.

Note: Of the $217 million in unrealized net losses for the period, $301 million in net losses are reported in the income statement as net loss from commodity hedging and trading activities. The difference of $84 million in net gains relate to physically settled sales and purchase transactions, with $155 million in net gains reported in revenues and $71 million in net losses reported in fuel, purchased power costs and delivery fees, as required by accounting rules.

In addition to the effect on net income of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related positions accounted for as cash flow hedges. These effects on net income, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are included in net gain (loss) from commodity hedging and trading activities and reflected in the balance sheet as changes in commodity and other derivative contractual assets and liabilities (see Note 10 to Financial Statements). The total pretax effect of recording unrealized gains and losses in net income related to commodity contracts under SFAS 133 is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Unrealized gains (losses) related to contracts marked-to-market	$6,142	$481	$(217)	$(795)
Ineffectiveness gains (losses) related to contracts accounted for as cash flow hedges (a)	—	(2)	(4)	92

Total unrealized gains (losses) related to commodity contracts	$6,142	$479	$(221)	$(703)

(a)	See Note 10 to Financial Statements.

Maturity Table — Following are the components of the net commodity contract liability at September 30, 2008:

Net commodity contract liability	$(2,141)
Net receipts of natural gas under physical swap transactions	33

Amount of net liability arising from recognition of fair values	$(2,108)

The following table presents the net commodity contract liability arising from recognition of fair values as of September 30, 2008, scheduled by the source of fair value and contractual settlement dates of the underlying positions. See Note 12 to Financial Statements for fair value disclosures required under SFAS 157.

	Maturity dates of unrealized commodity contract liabilities at September 30, 2008
Source of fair value (a)	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(158)	$(89)	$(20)	$—	$(267)
Prices provided by other external sources	50	(808)	(806)	(75)	(1,639)
Prices based on models	(7)	(53)	(40)	(102)	(202)

Total	$(115)	$(950)	$(866)	$(177)	$(2,108)

Percentage of total fair value	6%	45%	41%	8%	100%

(a)	Under this analysis, a contract can have more than one source of fair value. In such cases, the value of the contract is segregated by source of value.

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

COMPREHENSIVE INCOME – Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included (all amounts after-tax):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net increase (decrease) in fair value of cash flow hedges:
Commodities	$(8)	$7	$(7)	$(290)
Financing - interest rate swaps	(133)	—	(177)	—

	(141)	7	(184)	(290)

Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	5	(11)	7	(90)
Financing - interest rate swaps	37	1	77	5

	42	(10)	84	(85)

Total loss effect of cash flow hedges reported in other comprehensive income from continuing operations	$(99)	$(3)	$(100)	$(375)

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities from continuing operations totaled $957 million in the nine months ended September 30, 2008 compared to cash provided by operating activities of $1.555 billion in the nine months ended September 30, 2007. The decrease in cash provided of $598 million largely reflects:

•	a $1.612 billion increase in cash interest payments,

partially offset by:

•

a $533 million favorable change in margin deposits primarily due to the effect of lower forward natural gas prices on positions in the long-term hedging program. The majority of the margin deposits are funded by borrowings from the TCEH Commodity Collateral Posting Facility as discussed in Note 7 to Financial Statements;

•	a $331 million decrease in cash income taxes paid, and

•	a $102 million premium paid in 2007 related to a structured natural gas-related option transaction entered into as part of EFH Corp.’s long-term hedging program.

Cash provided by financing activities increased $1.729 billion as summarized below:

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net issuances, repayments and repurchases of borrowings	$3,005	$2,039
Net issuances and repurchases of common stock	33	(12)
Common stock dividends paid	—	(594)
Settlements of minimum withholding tax liabilities under stock-based incentive compensation plans	—	(93)
Debt discount, financing and reacquisition expenses	(19)	(17)
Other	33	—

Total provided by financing activities	$3,052	$1,323

Cash used in investing activities decreased $153 million as summarized below:

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Capital expenditures, including nuclear fuel purchases	$(2,179)	$(2,450)
Investment held in money market fund	(242)	—
Proceeds from sale of assets	53	6
Change in restricted cash	1	181
Other	(7)	(22)

Total used in financing activities	$(2,374)	$(2,285)

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $337 million and $48 million for the nine months ended September 30, 2008 and 2007, respectively. The 2008 difference represents amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel, purchased power costs and delivery fees, other income and interest expense and related charges. The 2008 and 2007 differences also reflect the amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the nine months ended September 30, 2008 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases):

	Borrowings	Repayments and Repurchases
TCEH	$1,277	$396
EFC Holdings	—	3
EFH Corp.	—	208
Oncor	1,500	67

Total long-term	2,777	674

TCEH	2,032	—
Oncor	—	1,130

Total short-term (a)	2,032	1,130

Total	$4,809	$1,804

(a)	Short-term amounts represent net borrowings.

See Note 7 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFH Corp. or its affiliates may from time to time purchase outstanding debt securities for cash in open market purchases, privately negotiated transactions or other transactions. EFH Corp. will evaluate any such transactions in light of market prices of the securities, taking into account its liquidity requirements and prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Credit Facilities — The following table summarizes changes in liquidity available under EFH Corp.’s committed credit facilities for the year-to-date period ended October 31, 2008:

	Availability
	December 31, 2007	October 31, 2008(a)	Change
TCEH Delayed Draw Term Loan Facility	$1,950	$842	$(1,108)
TCEH Revolving Credit Facility	$2,636	$1,166	$(1,470)

Total TCEH	$4,586	$2,008	$(2,578)

Oncor Revolving Credit Facility	$720	$1,650	$930

(a)	The TCEH Delayed Draw Term Loan Facility includes $14 million of undrawn commitments from a subsidiary of Lehman Brothers Holdings Inc. and excludes $2 million of requested draws by TCEH that have not been funded by the Lehman subsidiary as of October 31, 2008. The TCEH Revolving Credit Facility includes $134 million of undrawn commitments from the Lehman subsidiary and excludes $35 million of requested draws by TCEH that have not been funded by the Lehman subsidiary as of October 31, 2008. The Oncor Revolving Credit Facility includes $142 million of undrawn commitments from the Lehman subsidiary and excludes $17 million of requested draws by Oncor that have not been funded by the Lehman subsidiary.

The TCEH Delayed Draw Term Loan Facility is used to fund certain specified expenditures, principally related to the construction of the new generation facilities, and related expenses. The TCEH Revolving Credit Facility is used for working capital and other general corporate purposes. The TCEH Letter of Credit Facility is used for issuing letters of credit for general corporate purposes and had availability of $357 million of letters of credit as of October 31, 2008. During September and October 2008, TCEH borrowed approximately $2.3 billion under its Revolving Credit Facility, of which approximately $1 billion was repaid from October 28 through October 31, 2008. As of October 31, 2008, TCEH held cash and cash equivalents totaling $1.320 billion and a $242 million investment in a money market fund being liquidated (as described in Note 15 to Financial Statements). EFH Corp. has unlimited availability under the committed TCEH Commodity Collateral Posting Facility to fund the collateral posting requirements for specified natural gas hedging transaction volumes. (See discussion below under “Liquidity Effects of Commodity Hedging and Trading Activities.”)

Although neither EFH Corp. nor TCEH had any immediate needs for the additional liquidity from the cash borrowings from the TCEH Revolving Credit Facility, the borrowings were made as a precautionary measure due to significant dislocation in the financial markets as evidenced by, among other matters, the bankruptcy filing by Lehman as well as a substantial widening of credit default swap spreads of other institutional banks, a significant increase in the LIBOR rate, a significant halt in commercial paper markets and a significant widening of TED (the price difference between 3-month T-Bill futures and 3-month Eurodollar futures) spreads (collectively, “Key Market Metrics”). TCEH anticipated repaying some or all of these borrowings upon seeing an improvement in financial market conditions. Given the enactment of federal legislation that is intended to support the solvency of institutional banks, significant improvement in each of the Key Market Metrics and the increased interest cost associated with having these borrowings remain outstanding, TCEH has repaid a portion of these borrowings. EFH Corp. and TCEH will continue to monitor financial market conditions, and TCEH anticipates repaying the remaining borrowings to the extent financial market conditions continue to improve. If, however, financial market conditions worsen, TCEH may continue to retain these borrowings and may borrow repaid funds. TCEH expects to maintain the cash proceeds from the borrowings in highly liquid short-term investments pending use for liquidity needs or repayment.

The Oncor Revolving Credit Facility is used for working capital and other general corporate purposes. Oncor may increase the commitments under its facility in any amount up to $500 million, subject to the satisfaction of certain conditions. Availability increased $930 million from year-end 2007 to October 31, 2008 due to repayments made under such facility from the proceeds of the issuance of $1.500 billion principal amount of fixed-rate senior notes as described in Note 7 to Financial Statements. As of October 31, 2008, Oncor held cash and cash equivalents totaling $241 million.

See Note 7 to Financial Statements for additional discussion of the facilities.

Bankruptcy Filing of Lehman Brothers Holdings Inc.—In September 2008, Lehman Brothers Holdings Inc. (Lehman) filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. EFH Corp. and its subsidiaries have business relationships with Lehman and its subsidiaries.

Subsidiaries of TCEH were counterparties with subsidiaries of Lehman with respect to wholesale energy marketing transactions, including natural gas hedging transactions that were part of EFH Corp.’s corporate hedging program. The obligations of these Lehman subsidiaries are guaranteed by Lehman, and the Lehman bankruptcy filing gave TCEH’s subsidiaries the right to terminate the transactions. TCEH’s subsidiaries provided notice to the Lehman subsidiaries terminating these transactions effective on September 15, 2008 (the “Termination Date”) pursuant to its rights under the master agreement for the transactions. As of the Termination Date, the TCEH subsidiaries’ direct net financial position with respect to these transactions was $26 million (excluding termination related costs), which was reserved for as a charge reported in other deductions in the three months ended September 30, 2008. EFH Corp.’s overall corporate hedging program was not materially impacted by this termination.

A subsidiary of Lehman that filed for bankruptcy under the US Bankruptcy Code in October 2008 is a lender under the TCEH Senior Secured Facilities. The aggregate amount of unfunded commitments under the TCEH Delayed Draw Term Loan Facility as of October 31, 2008 was approximately $842 million, which amount includes approximately $14 million of availability attributable to the Lehman subsidiary’s aggregate funding commitment but excludes approximately $2 million of draw requests by TCEH that have not been funded by the Lehman subsidiary as of October 31, 2008. In addition, as of October 31, 2008, TCEH had outstanding cash borrowings under its Revolving Credit Facility of approximately $1.481 billion in the aggregate, including approximately $139 million funded by the Lehman subsidiary, and outstanding letters of credit under its Revolving Credit Facility of approximately $18 million in the aggregate, of which approximately $2 million was for the account of the Lehman subsidiary. The aggregate amount of unfunded commitments under the TCEH Revolving Credit Facility as of October 31, 2008, was approximately $1.166 billion, which amount includes approximately $134 million of availability attributable to the Lehman subsidiary’s aggregate funding commitment but excludes approximately $35 million of draw requests by TCEH that have not been funded by the Lehman subsidiary as of October 31, 2008. Also as of October 31, 2008, Oncor had outstanding cash borrowings under its Revolving Credit Facility of $333 million in the aggregate, including approximately $13 million funded by the Lehman subsidiary. The aggregate amount of unfunded commitments under the Oncor Revolving Credit Facility as of October 31, 2008, was approximately $1.650 billion, of which the Lehman subsidiary’s unfunded portion was approximately $142 million. EFH Corp. does not believe the potential reduction in available capacity under these credit facilities will have a significant impact on its liquidity or the liquidity of its subsidiaries.

Commodity Hedging and Trading Activities — With the tightening of credit markets, there has been some decline in the number of market participants in the energy commodities markets, resulting in less liquidity particularly in the ERCOT wholesale electricity market. Participation by financial institutions and other intermediaries (including investment banks) has declined. However, traditional counterparties with physical assets to hedge continue to participate in the markets. EFH Corp. continues to monitor liquidity and credit risk in the markets to assess any impacts on its overall hedging strategy.

PIK Interest Election — EFH Corp. and TCEH have the option every six months until November 1, 2012, at their election, to use the payment-in-kind (PIK) feature of their respective Toggle Notes in lieu of making cash interest payments. While EFH Corp. and TCEH have sufficient liquidity to meet their anticipated ongoing needs without use of this PIK feature, the companies have elected to do so for the May 1, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity, in light of the substantial dislocation in the financial markets. Moreover, the incremental liquidity obtained by using the PIK feature of the Toggle Notes for this specific payment period more than offsets the liquidity that was effectively lost as a result of the default by affiliates of Lehman under TCEH’s Senior Secured Facilities. In the future, the companies will evaluate this option at each election period, taking into account market conditions and other relevant factors at such time.

As a result, on October 31, 2008, EFH Corp. delivered notice to The Bank of New York, in its capacity as trustee under the indenture for the EFH Corp. Toggle Notes, that, with respect to the interest that will be due on such notes on the May 1, 2009 interest payment date in the amount of approximately $141 million, EFH Corp. will make such interest payment by using the PIK feature of the EFH Corp. Toggle Notes instead of cash. Similarly, on October 31, 2008, TCEH delivered notice to The Bank of New York, in its capacity as trustee under the indenture for the TCEH Toggle Notes, that, with respect to the interest that will be due on such notes on the May 1, 2009 interest payment date in the amount of approximately $92 million, TCEH will make such interest payment by using the PIK feature of the TCEH Toggle Notes instead of paying cash.

Liquidity Needs, Including Capital Expenditures — Capital expenditures, including capitalized interest, for 2008 are expected to total approximately $3.1 billion and include:

•	$900 million for investment in Oncor’s transmission and distribution infrastructure;

•	$2.2 billion for investments in TCEH generation facilities, including:

•	approximately $1.3 billion for construction of one generation unit at Sandow and two generation units and mine development at Oak Grove;

•	approximately $700 million for major maintenance, primarily in existing generation operations, and

•	approximately $200 million for environmental expenditures related to existing generation units.

Because its businesses are capital intensive, EFH Corp. expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or failure of counterparties to perform under credit, hedging or other financial agreements, particularly considering the current uncertainty in the financial markets, could impact EFH Corp.’s ability to sustain and grow its businesses and would likely increase capital costs. EFH Corp. expects cash flows from operations combined with availability under its credit facilities discussed in Note 7 to Financial Statements to provide sufficient liquidity to fund its current obligations, projected working capital requirements, any restructuring obligations and capital spending for a period that includes the next twelve months.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. EFH Corp. and its subsidiaries use cash and letters of credit and other collateral structures to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at October 24, 2008, more than 95% of EFH Corp.’s long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in EFH Corp.’s liquidity exposure associated with collateral requirements for those hedging transactions. See Note 7 to Financial Statements for more information about this facility.

As of September 30, 2008, subsidiaries of EFH Corp. have received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$302 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $79 million posted as of December 31, 2007,

•	$464 million in cash has been posted with counterparties for over-the-counter and other non-exchanged cleared transactions, as compared to $429 million posted as of December 31, 2007, and

•	$829 million in letters of credit have been posted with counterparties, as compared to $592 million posted as of December 31, 2007.

Borrowings under the TCEH Commodity Collateral Posting Facility funded the substantial majority of the above cash postings. The posted letters of credit were largely supported by restricted cash borrowed under the TCEH Letter of Credit Facility. See Notes 7 and 8 to Financial Statements.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used by EFH Corp. and its subsidiaries for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. On over-the-counter transactions, such counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing EFH Corp.’s liquidity in the event that it was not restricted. As of September 30, 2008, cash collateral received totaled $20 million. See Note 15 to Financial Statements regarding restricted cash.

As a result of the long-term hedging program, increases in natural gas prices result in increased cash collateral and letter of credit margin requirements. As a representative example, as of October 24, 2008, for each $1.00 per MMBtu increase in forward natural gas prices across the period from 2008 through 2014, EFH Corp.’s cash collateral posting requirements associated with the long-term hedging program would increase by approximately $820 million, essentially all of which would be funded by the TCEH Commodity Collateral Posting Facility.

Distributions from Oncor — Until December 31, 2012, distributions paid by Oncor are limited to an amount not to exceed Oncor’s net income (determined in accordance with GAAP, subject to certain defined adjustments, including the $72 million ($46 million after-tax) one-time refund to customers in September 2008). See discussion above under “Significant Activities and Events – Oncor Refund to Customers.” Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity.

Oncor has jointly filed a transmission proposal with the PUCT indicating its interest in constructing and operating transmission facilities related to Competitive Renewable Energy Zones. See discussion below under “Regulation and Rates – Matters with the PUCT.” If Oncor is awarded construction and operation of all or a part of such facilities, EFH Corp. expects that Oncor may retain its available cash to fund such construction instead of paying distributions to EFH Corp.

Pension Plan Funding — EFH Corp. expects to make required contributions of $22 million to its pension plan in the fourth quarter of 2008. EFH Corp. made required pension contributions of $7 million, $18 million, $18 million and $95 million in January, April, July and September of 2008, respectively.

Income Tax Refunds/Payments — In September 2008, EFH Corp. received a $98 million refund related to 2007 tax payments in connection with the filing of its 2007 federal income tax return and expects an additional refund of $142 million by the end of 2008 as a result of filing for a net operating loss carryback to the 2006 tax year. Also see Note 15 to Financial Statements under “Uncertain Tax Positions” for discussion of an anticipated $100 million income tax refund related to a 2006 claim.

EFH Corp. expects that no material federal income tax payments will be made over the next twelve months. Federal income tax payments totaled $271 million in 2007 and $220 million in 2006.

Sale of Accounts Receivable — Certain subsidiaries of EFH Corp. participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of EFH Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $700 million and $363 million at September 30, 2008 and December 31, 2007, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in a reduction of funding available under the program.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and indentures governing the TCEH Notes and the EFH Corp. Notes contains covenants that could have a material impact on the liquidity and operations of EFH Corp. and its subsidiaries. A brief description of certain of these covenants is provided below. See also Note 7 to Financial Statements for additional discussion of the covenants contained in these financing arrangements. Certain series of TCEH’s pollution control revenue bonds, which were remarketed in June 2008, include covenants similar to those discussed below regarding the TCEH Notes.

When the term “Adjusted EBITDA” (see Glossary) is referenced in the covenant description below, it is a reference to, and generally synonymous with, the term “Consolidated EBITDA” that is used in the TCEH Senior Secured Facilities and a reference to, and generally synonymous with, the term “EBITDA” that is used in the indentures governing the EFH Corp. Notes. Further, the indenture provides that Oncor results be included in Adjusted EBITDA when used in connection with making restricted payments and investments other than payments to the Sponsor Group, but that the Oncor results be excluded and distributions received from Oncor be included when used in connection with incurrences of indebtedness. Adjusted EBITDA (as used in the restricted payments covenant contained in the indentures governing the EFH Corp. Notes) for the twelve months ended September 30, 2008 totaled $4.8 billion for EFH Corp. See Exhibit 99(b) for a reconciliation of net income to Adjusted EBITDA for EFH Corp. for the nine and twelve months ended September 30, 2008 and 2007.

Maintenance Covenant — Under the TCEH Senior Secured Facilities, TCEH and its restricted subsidiaries are required to maintain a consolidated secured debt to Adjusted EBITDA ratio (as defined in the TCEH Senior Secured Facilities) measured over a rolling four-quarter measurement period, which cannot exceed 7.25 to 1.00 for the first measurement period ending September 30, 2008, declining over time to 5.75 to 1.00 for the measurement periods ending March 31, 2014 and thereafter. In the event that TCEH fails to comply with this ratio, it has the right to cure its non-compliance by soliciting a cash investment in an amount necessary to become compliant. The ratio for the period ending September 30, 2008 was 4.59 to 1.00.

Debt Incurrence Covenants — Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries (other than TCEH and its restricted subsidiaries) are not permitted to incur indebtedness or issue certain classes of preferred stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the indenture) on a consolidated basis for EFH Corp. and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted by specified exceptions in the indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of EFH Corp. to fixed charges of EFH Corp., in each case on a consolidated basis but excluding Oncor. The fixed charge coverage ratio for EFH Corp. was 1.2 to 1.0 at September 30, 2008. In addition, under this indenture, TCEH and its restricted subsidiaries are not permitted to incur indebtedness or issue certain classes of preferred stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the indenture) on a consolidated basis for TCEH and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted by specified exceptions in the indenture. The fixed charge coverage ratio for that purpose is generally defined as the ratio of Adjusted EBITDA of TCEH to fixed charges of TCEH, in each case, on a consolidated basis. The fixed charge coverage ratio for TCEH as of September 30, 2008 was 1.4 to 1.0.

Under the TCEH Senior Secured Facilities, TCEH and its restricted subsidiaries are generally not permitted to incur indebtedness unless, on a pro forma basis, after giving effect to such incurrence, the Adjusted EBITDA to consolidated interest expense ratio (as defined in the TCEH Senior Secured Facilities) is at least 2.0 to 1.0 or such incurrence is otherwise permitted by specified exceptions in the TCEH Senior Secured Facilities. This ratio was 1.4 to 1.0 for the twelve months ended September 30, 2008.

Under the indenture governing the TCEH Notes, TCEH and its restricted subsidiaries are not permitted to incur indebtedness or issue certain classes of preferred stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in such indenture) on a consolidated basis for TCEH and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted by specified exceptions in such indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of TCEH to fixed charges of TCEH, in each case, on a consolidated basis. The ratio was 1.4 to 1.0 for the twelve months ended September 30, 2008.

Restricted Payments/Limitation on Investments — Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries have limitations, subject to certain exceptions, on making restricted payments (as defined in the indenture), including cash dividends, equity repurchases, subordinated debt repayments and investments, unless the amount of such restricted payments is less than a formula based on 50% of consolidated net income (as defined in such indenture) and unless a fixed charge coverage ratio (as defined in such indenture), on a pro forma basis, after giving effect to such restricted payment, is at least 2.0 to 1.0 (or 2.0 to 1.0 of TCEH in the case of certain restricted payments by TCEH and its restricted subsidiaries) or as such restricted payment is otherwise permitted by specified exceptions in the indenture. The fixed charge coverage ratio for this purpose is generally defined as the fixed charge coverage ratio of EFH Corp. and all of its restricted subsidiaries, including Oncor Holdings and its subsidiaries as restricted subsidiaries for purposes of such calculation and was 1.4 to 1.0 for EFH Corp. as of September 30, 2008. However, in the case of payments to the Sponsor Group, the fixed charge coverage ratio for this purpose is defined as the fixed charge coverage ratio of EFH Corp. and its restricted subsidiaries (but not including Oncor Holdings and its subsidiaries as restricted subsidiaries for purposes of such calculation) and was 1.2 to 1.0 as of September 30, 2008. Notwithstanding any other provisions of the indenture, EFH Corp. and its restricted subsidiaries may not pay any dividends or other returns to Texas Holdings unless, on a pro forma basis, after giving effect to such payment, the consolidated leverage ratio of EFH Corp. is equal to or less than 7.0 to 1.0. Consolidated leverage ratio is generally defined as the ratio of consolidated total indebtedness (as defined in the indenture) of EFH Corp. to Adjusted EBITDA of EFH Corp., in each case, on a consolidated basis, excluding Oncor Holdings and its subsidiaries and was 9.2 to 1.0 as of September 30, 2008.

Under the TCEH Senior Secured Facilities and indenture governing the TCEH Notes, TCEH and its restricted subsidiaries have limitations (subject to certain exceptions) on making restricted payments or investments (as defined in the applicable debt agreements), including certain dividends, equity repurchases, debt repayments, extensions of credit and certain types of investments.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of EFH Corp. contain financial covenants that require maintenance of leverage ratios and/or contain minimum net worth covenants. As of September 30, 2008, EFH Corp.’s subsidiaries were in compliance with all such applicable covenants.

Credit Ratings — The rating agencies assign issuer credit ratings for EFH Corp. and its subsidiaries. The issuer credit ratings as of November 3, 2008 for EFH Corp. and its subsidiaries, except for Oncor, are B-, B2 and B by S&P, Moody’s and Fitch, respectively. The issuer credit ratings for Oncor are BBB+ and BBB- by S&P and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by EFH Corp. and its subsidiaries. The credit ratings assigned for debt securities issued by EFH Corp. and certain of its subsidiaries as of November 3, 2008 are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Unsecured) (a)	B-	B3	B+
EFH Corp. (Unsecured)	CCC	Caa1	CCC+
EFC Holdings (Senior Unsecured)	CCC	Caa1	CCC+
TCEH (Senior Secured)	B+	Ba3	BB
TCEH (Senior Unsecured) (b)	CCC	B3	B+
TCEH (Unsecured)	CCC	Caa1	B-
Oncor (Senior Secured)	BBB+	Baa3	BBB
Oncor (Senior Unsecured)	BBB+	Baa3	BBB-

(a)	EFH Corp. Cash Pay Notes and EFH Corp. Toggle Notes
(b)	TCEH Cash Pay Notes and TCEH Toggle Notes

S&P and Fitch have placed the ratings for EFH Corp. and its subsidiaries on “stable outlook.” On November 3, 2008, Moody’s announced that it changed the rating outlook for EFH Corp. and TCEH to negative from stable. Moody’s ratings outlook for Oncor is not affected by this action and remains stable.

On November 5, 2008, Oncor sold a 19.75% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In connection with Oncor’s execution of the agreement, S&P upgraded Oncor’s issuer credit rating and Oncor’s long-term debt ratings by two notches from BBB- to BBB+, and Moody’s upgraded Oncor’s long-term debt ratings by one notch from Ba1 to Baa3. Simultaneous with the Moody’s upgrade, Moody’s withdrew its issuer credit rating of Ba1 previously assigned to Oncor. As a matter of practice, Moody’s does not assign issuer credit ratings for investment grade utility companies. See Note 16 to Financial Statements for additional information on the minority interest sale.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of September 30, 2008 counterparties to those contracts could have required TCEH to post up to an aggregate of $100 million in additional collateral. This amount largely represents the below market terms of these contracts as of September 30, 2008; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the previous downgrade of TCEH’s credit rating to below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. Based on requests to post collateral support from utilities that have been received by TCEH and its subsidiaries as of September 30, 2008, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $24 million, with $14 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of any REP. Under these rules, TCEH maintains availability under its credit facilities of an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers, and maintains equity in an amount that exceeds the minimum required by PUCT rules. As of September 30, 2008, the amount of customer deposits received from customers held by TCEH’s REP subsidiaries totaled approximately $120 million.

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

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $77 million as of September 30, 2008 (which is subject to periodic adjustments).

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

A default by TCEH or any restricted subsidiary in respect of indebtedness, excluding indebtedness relating to the sale of receivables program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities such a default may cause the maturity of outstanding balances ($22.651 billion at October 31, 2008) under such facility to be accelerated.

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

The accounts receivable securitization program contains a cross default provision with a threshold of $200 million that applies in the aggregate to the originators, any parent guarantor of an originator or TCEH acting as collection agent under the program. TXU Receivables Company and EFH Corporate Services Company, as collection agent, in the aggregate have a cross default threshold of $50,000. If any of the aforementioned defaults on indebtedness of the applicable threshold were to occur, the program could terminate.

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

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with a notional value totaling $27.595 billion at October 31, 2008 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

A default by Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million may result in a cross default under its credit facility. Under this facility such a default may cause the maturity of outstanding balances ($333 million at October 31, 2008) under such facility to be accelerated.

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

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various nodes on the transmission grid. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. In 2006, the PUCT approved a set of Nodal Protocols, which was filed by ERCOT and describes the operation of a wholesale nodal market, and set an implementation date of no later than January 1, 2009. After having delayed the start of the nodal market beyond the January 1, 2009 implementation date, and pursuant to a request from the PUCT, ERCOT has delayed announcement of a new schedule for the implementation of the nodal market while it conducts a revised cost-benefit analysis for implementation of a nodal market design. EFH Corp. is currently unable to predict when a new nodal market implementation schedule will be proposed by ERCOT.

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

Environmental Regulations

See discussion in Note 3 to Financial Statements regarding the invalidation of the EPA’s Clean Air Interstate Rule and the related impairment of intangible assets representing NOx and SO2 emission allowances.

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order on rehearing approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101 (b) of PURA and PUCT Substantive Rule 25.75. As discussed in the 2007 Form 10-K, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. Oncor filed the rate case with the PUCT in June 2008. The order became final in June 2008. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. Oncor was named a defendant in the appeal and intends to vigorously defend this appeal.

Rate Case — In June 2008, Oncor filed for a rate review with the PUCT (Docket No. 35717) and 204 cities, as required by the order approving the stipulation discussed above. If approved as requested, this review would result in an aggregate annual rate increase of approximately $253 million (such amount having been updated from $275 million as reflected in Oncor’s initial filing), the majority of which relates to increased depreciation expense due to capital investments and recovery of costs that have been recorded as regulatory assets. A procedural schedule was established in July 2008, with a hearing on the merits scheduled to commence on January 13, 2009. Resolution of Oncor’s proposed rate increase is expected to occur in 2009.

Advanced Meter Rulemaking — In 2005, the Texas Legislature passed legislation that authorized electric utilities to impose a surcharge to recover costs incurred in deploying advanced metering and meter information networks. Benefits of the advanced metering installation include improved safety, on-demand meter reading, enhanced outage identification and restoration and system monitoring of voltages. In 2007, the PUCT issued its advanced metering rule to implement this legislation. This rule outlined the minimum required functionality for an electric utility’s advanced metering systems to qualify for cost recovery under a surcharge. Subsequent to the issuance of the rule, the PUCT opened an implementation proceeding for market participants to fine-tune the rule requirements, address the impacts of advanced metering deployment on retail and wholesale markets in ERCOT, and help ensure that retail customers receive benefits from advanced metering deployment. The implementation proceeding is expected to conclude by the end of 2008.

Advanced Metering Deployment Surcharge Case — In May 2008, Oncor filed with the PUCT (Docket No. 35718) a description and request for approval of its proposed advanced metering system deployment plan and its proposed surcharge for the recovery of its estimated future investment for advanced metering deployment. Oncor’s plan provides for the full deployment of over three million advanced meters by the end of 2012 to all residential and most non-residential retail electric customers in Oncor’s service area. Oncor installed approximately 5,000 advanced meters in a pilot program in the three months ended June 30, 2008, and expects to begin full deployment of advanced meters in the fourth quarter of 2008.

In August 2008, a non-unanimous settlement was reached with the majority of the parties to the case. The settlement includes the following major provisions (the comparisons are against amounts filed in the request):

•	a surcharge beginning on January 1, 2009 and continuing for 11 years;.

•	a total revenue requirement over the surcharge period of $1.035 billion (reduced from $1.069 billion);

•	estimated capital expenditures for advanced metering facilities of $686 million (reduced from $690 million);

•	related operation and maintenance expenses for the surcharge period of $153 million (increased from $148 million);

•	$28 million of additional savings (in addition to the $176 million in the original filing), and

•

an advanced metering cost recovery factor of $2.21 per month per residential retail customer (reduced from $2.29 per month) and varying from $2.42 to $5.21 per month for non-residential retail customers (reduced from $2.49 to $5.35 per month).

An order approving the settlement was issued by the PUCT in August 2008, and the order became final in September 2008. Oncor may, through subsequent reconciliation proceedings, request recovery of additional costs that are reasonable and necessary. While there is a presumption that costs spent in accordance with a plan approved by the PUCT are reasonable and necessary, any costs that are found not to have been spent or properly allocated, or not to be reasonable or necessary, must be refunded.

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

On August 1, 2008, the Steering Committee of Cities filed a request for a hearing in the case. On August 5, 2008, the case was referred to the State Office of Administrative Hearings (SOAH). On October 1, 2008, SOAH issued a Proposal for Decision, recommending that the PUCT approve the application as filed by Oncor. The PUCT approved the Proposal for Decision at its October 23, 2008 open meeting, and the written order was issued October 31, 2008.

Transmission Rates — In order to recover increases in its transmission costs, including fees paid to other transmission service providers, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rate charged to REPs. In January 2008, an application was filed to increase the TCRF, which was administratively approved in February 2008 and became effective March 1, 2008. This increase is expected to increase annualized revenues by $12 million. In July 2008, an application was filed to increase the TCRF, which was approved in August 2008 and became effective September 1, 2008. This increase is expected to increase annualized revenues by $26 million.

In February 2008, Oncor filed an application for an interim update of its wholesale transmission rate. The PUCT approved Oncor’s application at its April 2008 open meeting and the new rate went into effect immediately. Annualized revenues are expected to increase by approximately $39 million. Approximately $25 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $14 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates charged to REPs and is included in the filing discussed immediately above.

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

In July 2008, the PUCT approved the construction of transmission facilities with an estimated cost of $4.9 billion to accommodate over 18,000 MW of wind capacity. The PUCT will select the transmission service providers that will construct the facilities.

In September 2008, Oncor and several other ERCOT utilities filed a joint CREZ Transmission Plan, which includes the joint parties’ plans to construct and operate all of the CREZ transmission facilities. As part of this filing, Oncor proposes to build at least 1,000 miles of transmission lines and facilities in and around Oncor’s service territory, which based on ERCOT’s estimates will require an investment of more than $2 billion. Several other parties, including ERCOT and non-ERCOT entities, also filed CREZ Transmission Plans. Hearings on the CREZ Transmission Plan proposals are scheduled to commence in December 2008. Oncor cannot predict the amount of transmission facilities in CREZ, if any, that it will be awarded and that it will construct.

Summary

EFH Corp. cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

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

Risk Oversight

TCEH manages the commodity price, counterparty credit and commodity-related operational risk related to the unregulated energy business within limitations established by senior management and in accordance with EFH Corp.’s overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, validation of transaction capture, portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

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

	Successor
	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Month-end average Trading VaR:	$7	$9
Month-end high Trading VaR:	$15	$14
Month-end low Trading VaR:	$3	$6

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Successor
	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Month-end average MtM VaR:	$2,249	$1,081
Month-end high MtM VaR:	$3,549	$1,576
Month-end low MtM VaR:	$1,087	$322

Earnings at Risk (EaR) — This measurement estimates the potential reduction of pretax earnings for the periods presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities). Transactions accounted for as cash flow hedges are also included for this measurement. A 95% confidence level and a five to 60 day holding period are assumed in determining EaR.

	Successor
	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Month-end average EaR:	$2,260	$1,070
Month-end high EaR:	$3,916	$1,559
Month-end low EaR:	$1,069	$318

The increases in the risk measures (MtM VaR and EaR) above were driven by higher natural gas prices and significant increases in market volatility.

Interest Rate Risk

As of September 30, 2008, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $36 million, taking into account the interest rate swaps discussed in Note 7 to the Financial Statements. See “Significant Activities and Events” — “Interest Rate Hedges” for discussion of interest rate swaps transacted in October 2008.

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

Credit Exposure — EFH Corp.’s gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $1.391 billion at September 30, 2008. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of September 30, 2008 include $853 million in accounts receivable from the retail sale of electricity to residential and business customers. As of September 30, 2008, EFH Corp. had cash deposits of $111 million as collateral for these receivables. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

Most of the remaining credit exposure is with wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of September 30, 2008, the exposure to credit risk from the wholesale customers and counterparties totaled $317 million taking into account standardized master netting contracts and agreements described above but before taking into account $32 million in credit collateral (cash, letters of credit and other security interests) held by EFH Corp. subsidiaries.

Of this $285 million net exposure, 57% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFH Corp.’s internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. EFH Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis. See discussion above under “Bankruptcy Filing of Lehman Brothers Holdings Inc.”

In addition, Oncor has exposure to credit risk totaling $221 million at September 30, 2008, of which $193 million represents potential nonperformance by nonaffiliated REPs. This exposure consists almost entirely of noninvestment grade trade accounts receivable. Oncor has one customer that represents more than 10% of the nonaffiliated trade accounts receivable at September 30, 2008. That customer represents 12% of the net exposure.

The following table presents the distribution of credit exposure as of September 30, 2008, for wholesale counterparties. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities by investment grade and noninvestment grade, credit quality and maturity after taking into consideration netting within each contract and any master netting contracts with counterparties. The amounts below do not include asset liens held as security for a portion of the net exposure.

Successor

	Exposure			Net Exposure by Maturity
	before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$169	$7	$162	$164	$(69)	$67	$162
Noninvestment grade	148	25	123	120	3	—	123

Totals	$317	$32	$285	$284	$(66)	$67	$285

Investment grade	53%		57%
Noninvestment grade	47%		43%

In addition to the exposures in the table above, EFH Corp. has contracts classified as “normal” purchase or sale and non-derivative contractual commitments that are not marked-to-market in the financial statements. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform. Nonperformance could have a material adverse impact on EFH Corp.’s future results of operations, financial condition and cash flows.

EFH Corp. has changed the presentation of this table from past disclosures by excluding large retail business customers, the credit risk of which is managed separately as discussed above, and by excluding forward values of contracts not reflected on the balance sheet. EFH Corp. believes this presentation more accurately reflects its exposure in relation to its financial position as reflected in the balance sheet and is more consistent with industry reporting practices.

EFH Corp. does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

EFH Corp.’s subsidiaries had credit exposure to three counterparties each having an exposure greater than 10% of the net $285 million credit exposure. These three counterparties represented 17%, 13%, and 11%, respectively, of the net exposure. EFH Corp. views exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating, collateral postings or business relationship with EFH Corp. However, this concentration increases the risk that a default would have a material effect on EFH Corp.’s net income and cash flows.

With respect to credit risk related to the long-term hedging program, over 91% of the transaction volumes are with counterparties with an A credit rating or better. Additionally, EFH Corp. has potential credit concentration risk related to the limited number of counterparties in the program. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of significant declines in natural gas prices and a material downgrade in the credit rating of the counterparties. EFH Corp. views the potential concentration of risk with these counterparties to be within an acceptable risk tolerance due to the strong financial profile of the counterparties taken as a whole.

Under the terms of the TCEH Senior Secured Facilities, the commitments of the lenders to make loans to TCEH are several and not joint. Accordingly, if any lender fails to make loans to TCEH, TCEH’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the TCEH Senior Secured Facilities. In addition, under the terms of the Oncor Revolving Credit Facility, the commitments of the lenders to make loans to Oncor are several and not joint. Accordingly, if any lender fails to make loans to Oncor, Oncor’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Oncor Revolving Credit Facility. See discussion above under “Bankruptcy Filing of Lehman Brothers Holdings Inc.”

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFH Corp. contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFH Corp. expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of EFH Corp.’s business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” and “outlook”), are forward-looking statements. Although EFH Corp. believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Risk Factors” in the 2007 Form 10-K and this Form 10-Q and the following important factors, among others, that could cause the actual results of EFH Corp. to differ materially from those projected in such forward-looking statements:

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2007 Form 10-K and in Item 1A of EFH Corp.’s quarterly report on Form 10-Q for the six months ended June 30, 2008, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2007 Form 10-K and EFH Corp.’s quarterly report on Form 10-Q for the six months ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended September 30, 2008, EFH Corp. issued an aggregate of approximately 5.3 million shares of its common stock to, or for the benefit of, certain of its officers, directors and employees for an aggregate consideration of approximately $26 million, including an aggregate of 35,714 shares of its common stock that were issued during the three months ended September 30, 2008 for an aggregate consideration of approximately $250,000.

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

Oncor Minority Interest Sale

On November 5, 2008, Oncor issued and sold 19.75% of its outstanding equity interests to Texas Transmission Investment LLC (Buyer), an entity indirectly owned by a private investment group led by OMERS Administration Corporation, acting through its infrastructure investment entity Borealis Infrastructure Management Inc., and the Government of Singapore Investment Corporation, acting through its private equity and infrastructure arm GIC Special Investments Pte Ltd. (Issuance). Hunt Strategic Utility Investment, LLC has a 0.1975% indirect investment in Oncor through such private investment group.

At the closing of the Issuance, the sole member of Oncor Holdings entered into a Second Amended and Restated Limited Liability Company Agreement of Oncor Holdings (Oncor Holdings LLC Agreement), and the members of Oncor entered into a Second Amended and Restated Limited Liability Company Agreement of Oncor (Oncor LLC Agreement). In addition, Oncor and certain other parties, including the Buyer, entered into an Investor Rights Agreement, a Registration Rights Agreement and an Amended and Restated Tax Sharing Agreement (Tax Sharing Agreement).

Oncor Holdings LLC Agreement — The Oncor Holdings LLC Agreement, among other things, sets out the member’s governance rights in respect of its ownership interests in Oncor. Among other things, the Oncor Holdings LLC Agreement provides for the management of Oncor by a board of directors consisting of nine members, including at least six independent directors, two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor Holdings.

The Oncor Holdings LLC Agreement also prohibits Oncor Holdings and its subsidiaries from taking certain material actions without prior special approvals by the member and/or some or all of the independent directors. It also requires that any changes to Oncor Holdings’ procedures and limitations on declaring and paying distributions be approved by (i) a majority of the independent directors and (ii) all of the EFH Corp. directors.

        Oncor LLC Agreement — The Oncor LLC Agreement, among other things, sets out the members’ respective governance rights in respect of their ownership interests in Oncor. Among other things, the Oncor LLC Agreement provides for the management of Oncor by a board of directors consisting of 11 members, including at least six Independent Directors (as defined in the Oncor LLC Agreement), two directors designated directly or indirectly by the Buyer (subject to certain conditions), two directors designated indirectly by EFH Corp. and one director that is also an officer of Oncor. The nine current members of Oncor’s board of directors will retain their positions, and Richard C. Byers and Steven J. Zucchet have been selected to serve on Oncor’s board of directors as the two directors designated by the Buyer.

The Oncor LLC Agreement prohibits Oncor and its subsidiaries from taking certain material actions outside the ordinary course of business without prior special approvals by the members, some or all of the independent directors and/or the directors designated by one or more of the members.

The Oncor LLC Agreement also requires that any changes to Oncor’s procedures and limitations on declaring and paying distributions be approved by (i) a majority of the Independent Directors, (ii) all of the EFH Corp. directors and (iii) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such matter. In addition, any annual budget with an aggregate amount of capital and operating and maintenance expenditures that are more than 10% less than the capital and operating and maintenance expenditures in the annual budget for the immediately prior fiscal year must be approved by (a) a majority of the Independent Directors and (b) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such action. Also, any acquisition of or investment in any third-party which involves the purchase of or investment in assets located outside the State of Texas for consideration in an amount greater than $1.5 billion must be approved by (a) a majority of the Independent Directors and (b) the Buyer director(s) present and voting, provided that at least one Buyer director must be present and voting in order to approve such action.

Additionally, the Oncor LLC Agreement contains provisions regulating capital accounts of members, allocations of profits and losses and tax allocation and withholding.

Investor Rights Agreement — The Investor Rights Agreement governs certain rights of certain members of Oncor and EFH Corp. arising out of their direct or indirect ownership of Oncor membership interests, including, without limitation, transfers of Oncor membership interests and restrictions thereon. Among other transfer restrictions, the Investor Rights Agreement provides that, prior to the earlier of the completion of a qualified initial public offering or seven years from the date of the Investor Rights Agreement, Buyer may transfer its Oncor membership interests only to certain permitted transferees or with the prior approval of Oncor Holdings. Following such time period, Buyer may transfer its Oncor membership interests under a registration statement or pursuant to applicable securities laws. The Investor Rights Agreement also grants Buyer certain “tag-along” rights in relation to certain sales of Oncor membership interests by Oncor Holdings. Subject to certain conditions, these “tag-along” rights allow Buyer to sell a pro-rata portion of its Oncor membership interests in the event of a sale of Oncor membership interests by Oncor Holdings on the same terms as Oncor Holdings would receive for its Oncor membership interests. The agreement further provides that under certain offerings of equity securities occurring before an initial public offering of Oncor, Buyer and Oncor Holdings will receive preemptive rights to purchase their pro-rata share of the equity securities to be sold pursuant to such offerings. The Investor Rights Agreement also provides EFH Corp. with a right of first refusal to purchase any Oncor membership interests to be sold in a permitted sale by Buyer or its permitted transferees.

Additionally, Texas Holdings, EFH Corp., certain of EFH Corp.’s subsidiaries and Oncor Holdings have certain “drag-along” rights in relation to offers from third-parties to purchase their directly or indirectly owned membership interests in Oncor, where the resulting sale would constitute a change of control of Oncor. These “drag-along” rights compel Buyer and all other members of Oncor to sell or otherwise transfer their membership interests in Oncor on substantially the same terms as Texas Holdings, EFH Corp., the EFH Corp. subsidiary or Oncor Holdings (as applicable). Pursuant to the Investor Rights Agreement, all members of Oncor that have entered into such agreement must cooperate with Oncor in connection with an initial public offering of Oncor.

Registration Rights Agreement — The Registration Rights Agreement grants customary registration rights to certain members of Oncor. Subject to certain limitations set forth in the Registration Rights Agreement, these rights include, without limitation, the following: (i) the right of Oncor Holdings at anytime, and after ten years from the date of the Registration Rights Agreement, the right of Buyer, to demand Oncor register a specified amount of membership interests in accordance with the Securities Act of 1933, as amended; (ii) the right of both Oncor Holdings and Buyer to demand registration of a specified amount of membership interests following an initial public offering; and (iii) the right of all members that are parties to the agreement to have their membership interests registered in an Oncor securities offering (with certain exceptions) if Oncor proposes to file a registration statement relating to its membership interests.

Subject to certain exceptions, whenever Oncor is required to effect the registration of any membership interests pursuant to the Registration Rights Agreement, Oncor has agreed to use its best efforts to cause the applicable registration statement to become effective, and to keep each such registration statement effective until the earlier of (a) at least 180 days (or two years for a shelf registration statement) or (b) the time at which all securities registered under such registration statement have been sold.

Tax Sharing Agreement — The Tax Sharing Agreement provides a contractual framework for cash taxes paid by each of Oncor Holdings and Oncor to EFH Corp., as the indirect parent company of Oncor and Oncor Holdings, and by Oncor to Oncor’s other members, including Buyer.

        The foregoing description of the Oncor Holdings LLC Agreement is not complete and is qualified in its entirety by reference to the copy thereof filed as an exhibit to this report on Form 10-Q. The foregoing descriptions of the Oncor LLC Agreement, the Investor Rights Agreement, the Registration Rights Agreement and the Tax Sharing Agreement are not complete and are qualified in their entirety by reference to the copies thereof filed by Oncor with the SEC on November 6, 2008 as exhibits to the Oncor report on Form 10-Q.

The equity interests in Oncor issued to the Buyer in the Issuance are restricted securities and were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D thereunder.

Item 6.	Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	333-153529 Form S-4 (filed September 17, 2008)	4(f)	—	Registration Rights Agreement, dated as of October 31, 2007, among Energy Future Holdings Corp., the subsidiary guarantors party thereto and the initial purchasers party thereto, as representatives of all of the initial purchasers.

4(b)	333-153529 Form S-4 (filed September 17, 2008)	4(p)	—	Registration Rights Agreement, dated as of October 31, 2007, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and the initial purchasers party thereto, as representative of all of the initial purchasers.

4(c)	333-153529 Form S-4 (filed September 17, 2008)	4(r)	—	Registration Rights Agreement, dated as of December 6, 2007, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and the initial purchasers party thereto, as representative of all of the initial purchasers.

4(d)	333-153529 Form S-4 (filed September 17, 2008)	4(s)	—	Registration Rights Agreement, dated as of December 6, 2007, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and the initial purchasers party thereto, as representative of all of the initial purchasers.

4(e)	333-100240 Form 8-K (filed September 8, 2008)	4.1	—	Officer’s Certificate, dated September 8, 2008, establishing the terms of the Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(f)	333-100240 Form 8-K (filed September 8, 2008)	4.2		Registration Rights Agreement, dated September 8, 2008, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of the Notes.

(10)	Material Contracts.

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	1-12833 Form 8-K (filed June 6, 2008)	10.1	—	Employment Agreement, dated as of July 1, 2008, by and between Paul M. Keglevic and Energy Future Holdings Corp.

10(b)	1-12833 Form 10-Q (Quarter ended June 30, 2008) (filed August 14, 2008)	10(d)	—	Employment Agreement, dated July 7, 2008, by and between Luminant Holding Company LLC, Energy Future Holdings Corp. and Mark Allen McFarland

10(c)	1-12833 Form 10-Q (Quarter ended June 30, 2008) (filed August 14, 2008)	10(e)	—	Form of Non-Qualified Stock Option Agreement (For Executive Officers)

10(d)	1-12833 Form 10-Q (Quarter ended June 30, 2008) (filed August 14, 2008)	10(f)	—	Form of Management Stockholder’s Agreement (For Executive Officers)

10(e)	1-12833 Form 10-Q (Quarter ended June 30, 2008) (filed August 14, 2008)	10(g)	—	Form of Sale Participation Agreement (For Executive Officers)

Other Material Contracts

10(f)	333-100240 Form 8-K (filed August 13, 2008)	10.1	—	Contribution and Subscription Agreement, dated as of August 12, 2008, by and between Oncor and Texas Transmission Investment LLC

10(g)			—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Holdings Company LLC, dated as of November 5, 2008.

10(h)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	3(a)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008.

10(i)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—	Investor Rights Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(j)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(d)	—	Registration Rights Agreement of Oncor Electric Delivery Company LLC, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Texas Transmission Investment LLC and Energy Future Holdings Corp.

10(k)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	10(b)	—	Amended and Restated Tax Sharing Agreement, dated as of November 5, 2008, by and among Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC, Oncor Management Investment LLC, Texas Transmission Investment LLC, Energy Future Intermediate Holding Company LLC and Energy Future Holdings Corp.

31	Rule 13a – 14(a)/15d – 14 (a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.

32(a)	—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	—	Condensed Statements of Consolidated Income for the Twelve Month Period Ended September 30, 2008.

99(b)	—	Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2008 and 2007.

*	Incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: November 5, 2008