Form 10-Q
period 2010-09-30
Energy Future Holdings Corp /TX/
filed 2010-10-29
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 28, 2010, there were 1,671,877,542 shares of common stock outstanding, stated value $0.001 per share, of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

This Form 10-Q and other Securities and Exchange Commission filings of EFH Corp. and its subsidiaries occasionally make references to EFH Corp. (or “we,” “our,” “us” or “the company”), EFCH, EFIH, TCEH, TXU Energy, Luminant, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent companies’ financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	EFH Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain of our debt arrangements. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. We are providing Adjusted EBITDA in this Form 10-Q (see reconciliations in Exhibits 99(b), 99(c) and 99(d)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in our debt arrangements. We do not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, we do not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

baseload	Refers to the minimum constant level of electricity demand in a system, such as ERCOT, and/or to the electricity generation facilities or capacity normally expected to operate continuously throughout the year to serve such demand, such as our nuclear and lignite/coal-fueled generation units.

Competitive Electric segment	Refers to the EFH Corp. business segment that consists principally of TCEH.

CREZ	Competitive Renewable Energy Zone

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFCH	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities.

EFIH Notes	Refers collectively to EFIH’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes) and EFIH’s and EFIH Finance’s 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes).

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GHG	greenhouse gas

GWh	gigawatt-hours

kWh	kilowatt-hours

Lehman	Refers to certain subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in 2008.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier in ERCOT (generally natural gas plants), by the market price of natural gas. Forward wholesale electricity market price quotes in ERCOT are generally limited to two or three years; accordingly, forward market heat rates are generally limited to the same time period. Forecasted market heat rates for time periods for which market price quotes are not available are based on fundamental economic factors and forecasts, including electricity supply, demand growth, capital costs associated with new construction of generation supply, transmission development and other factors.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NRC	US Nuclear Regulatory Commission

NYMEX	Refers to the New York Mercantile Exchange, a physical commodity futures exchange.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

Regulated Delivery segment	Refers to the EFH Corp. business segment that consists of the operations of Oncor.

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SG&A	selling, general and administrative

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Notes	Refers collectively to TCEH’s 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015 Series B (collectively, TCEH 10.25% Notes) and TCEH’s 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 6 to Financial Statements for details of these facilities.

TCEH Senior Secured Second Lien Notes	Refers collectively to TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021 and TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021, Series B.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

v

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of its subsidiaries or any member of the Sponsor Group.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

TXU Gas	TXU Gas Company, a former subsidiary of EFH Corp.

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$2,607	$2,885	$6,599	$7,366
Fuel, purchased power costs and delivery fees	(1,400)	(870)	(3,521)	(2,171)
Net gain from commodity hedging and trading activities	992	123	2,272	1,003
Operating costs	(197)	(388)	(623)	(1,171)
Depreciation and amortization	(352)	(456)	(1,043)	(1,286)
Selling, general and administrative expenses	(187)	(277)	(560)	(792)
Franchise and revenue-based taxes	(24)	(94)	(73)	(259)
Impairment of goodwill (Note 4)	(4,100)	—	(4,100)	(90)
Other income (Note 16)	1,033	45	1,278	71
Other deductions (Note 16)	(4)	(32)	(23)	(50)
Interest income	—	18	9	30
Interest expense and related charges (Note 16)	(1,018)	(1,039)	(3,092)	(2,136)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	(2,650)	(85)	(2,877)	515

Income tax (expense) benefit	(370)	31	(336)	(254)

Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 2)	118	—	240	—

Net income (loss)	(2,902)	(54)	(2,973)	261

Net income attributable to noncontrolling interests	—	(26)	—	(54)

Net income (loss) attributable to EFH Corp.	$(2,902)	$(80)	$(2,973)	$207

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(2,902)	$(54)	$(2,973)	$261

Other comprehensive income (loss), net of tax effects:

Reclassification of pension and other retirement benefit costs (net of tax expense of $8, $— , $8 and $—)	15	—	15	—

Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of $—, $2, $— and $11)	—	(4)	—	(20)
Derivative value net loss related to hedged transactions recognized during the period and reported in net income (loss) (net of tax benefit of $7, $21, $25 and $53)	13	41	49	99

Total effect of cash flow hedges	13	37	49	79

Total adjustments to net income (loss)	28	37	64	79

Comprehensive income (loss)	(2,874)	(17)	(2,909)	340

Comprehensive income attributable to noncontrolling interests	—	(26)	—	(54)

Comprehensive income (loss) attributable to EFH Corp.	$(2,874)	$(43)	$(2,909)	$286

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Nine Months Ended September 30,
	2010	2009
Cash flows – operating activities:
Net income (loss)	$(2,973)	$261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,321	1,598
Deferred income tax expense – net	562	152
Impairment of goodwill (Note 4)	4,100	90
Write off of regulatory assets (Note 16)	—	25
Increase of toggle notes in lieu of cash interest (Note 6)	269	248
Unrealized net gains from mark-to-market valuations of commodity positions	(1,615)	(713)
Unrealized net (gains) losses from mark-to-market valuations of interest rate swaps	542	(527)
Losses on dedesignated cash flow hedges (interest rate swaps)	73	140
Equity in earnings of unconsolidated subsidiaries	(240)	—
Distributions of earnings from unconsolidated subsidiaries	141	—
Net gain on debt exchanges (Note 6)	(1,166)	—
Bad debt expense (Note 5)	88	84
Stock-based incentive compensation expense	13	12
Reversal of use tax accrual	—	(23)
Net gain on sale of assets	(81)	(1)
Other, net	2	(3)
Changes in operating assets and liabilities:
Impact of accounts receivable securitization program (Note 5)	(383)	284
Margin deposits – net	164	260
Deferred advanced metering system revenues	—	51
Other operating assets and liabilities	149	(195)

Cash provided by operating activities	966	1,743

Cash flows – financing activities:
Issuances of long-term debt (Note 6)	500	522
Repayments and repurchases of long-term debt (Note 6)	(1,002)	(297)
Net short-term borrowings under accounts receivable securitization program (Note 5)	228	—
Increase (decrease) in other short-term borrowings (Note 6)	(873)	200
Decrease in note payable to unconsolidated subsidiary	(27)	—
Contributions from noncontrolling interests	24	42
Distributions paid to noncontrolling interests	—	(32)
Debt exchange and issuance costs	(46)	(36)
Other, net	29	21

Cash provided by (used in) financing activities	(1,167)	420

Cash flows – investing activities:
Capital expenditures	(709)	(1,877)
Nuclear fuel purchases	(84)	(157)
Money market fund redemptions	—	142
Investment redeemed/(posted) with derivative counterparty (Note 11)	400	(400)
Proceeds from sale of assets	141	41
Reduction of letter of credit facility deposited with trustee (Note 6)	—	115
Other changes in restricted cash	(31)	3
Proceeds from sales of environmental allowances and credits	7	22
Purchases of environmental allowances and credits	(13)	(23)
Proceeds from sales of nuclear decommissioning trust fund securities	937	2,972
Investments in nuclear decommissioning trust fund securities	(949)	(2,983)
Other, net	(6)	18

Cash used in investing activities	(307)	(2,127)

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

(Unaudited)

(millions of dollars)

	Nine Months Ended September 30,
	2010	2009
Net change in cash and cash equivalents	(508)	36
Effects of deconsolidation of Oncor Holdings	(29)	—
Cash and cash equivalents – beginning balance	1,189	1,689

Cash and cash equivalents – ending balance	$652	$1,725

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	September 30, 2010	December 31, 2009 (see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$652	$1,189
Investment posted with counterparty (Note 11)	—	425
Restricted cash (Note 16)	31	48
Trade accounts receivable – net (2010 includes $885 in pledged amounts related to a VIE (Notes 3 and 5))	1,256	1,260
Inventories	388	485
Commodity and other derivative contractual assets (Note 11)	3,520	2,391
Accumulated deferred income taxes	60	5
Margin deposits related to commodity positions	196	187
Other current assets	66	136

Total current assets	6,169	6,126

Restricted cash (Note 16)	1,135	1,149
Receivables from unconsolidated subsidiary (Note 14)	1,270	—
Investments in unconsolidated subsidiaries (Note 2)	5,525	44
Other investments (Note 16)	667	706
Property, plant and equipment – net (Note 16)	20,530	30,108
Goodwill (Note 4)	6,152	14,316
Identifiable intangible assets – net (Note 4)	2,466	2,876
Regulatory assets – net	—	1,959
Commodity and other derivative contractual assets (Note 11)	2,553	1,533
Other noncurrent assets, principally unamortized debt issuance costs	647	845

Total assets	$47,114	$59,662

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (2010 includes $228 related to a VIE (Notes 3 and 6))	$308	$1,569
Long-term debt due currently (Note 6)	252	417
Trade accounts payable	647	896
Payables due to unconsolidated subsidiary (Note 14)	279	—
Commodity and other derivative contractual liabilities (Note 11)	3,065	2,392
Margin deposits related to commodity positions	693	520
Accrued interest	651	526
Other current liabilities	380	744

Total current liabilities	6,275	7,064

Accumulated deferred income taxes	5,317	6,131
Investment tax credits	—	37
Commodity and other derivative contractual liabilities (Note 11)	1,422	1,060
Notes or other liabilities due to unconsolidated subsidiary (Note 14)	372	—
Long-term debt, less amounts due currently (Note 6)	35,169	41,440
Other noncurrent liabilities and deferred credits (Note 16)	4,627	5,766

Total liabilities	53,182	61,498

Commitments and Contingencies (Note 7)

Equity (Note 8):
EFH Corp. shareholders’ equity	(6,139)	(3,247)
Noncontrolling interests in subsidiaries	71	1,411

Total equity	(6,068)	(1,836)

Total liabilities and equity	$47,114	$59,662

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

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities as of the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards

As of January 1, 2010, we adopted new FASB guidance that requires reconsideration of consolidation conclusions for all VIEs and other entities with which we are involved. See Note 3 for discussion of our evaluation of VIEs and the resulting deconsolidation of Oncor Holdings and its subsidiaries that resulted in our investment in Oncor Holdings and its subsidiaries being prospectively reported as an equity method investment. There were no other material effects on our financial statements as a result of the adoption of this new guidance.

As of January 1, 2010, we adopted new FASB guidance regarding accounting for transfers of financial assets that eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. Accordingly, the trade accounts receivable amounts under the accounts receivable securitization program discussed in Note 5 are prospectively reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to January 1, 2010, the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable. This new guidance does not impact the covenant-related ratio calculations in our debt agreements.

2.	EQUITY METHOD INVESTMENTS

Investments in unconsolidated subsidiaries consisted of the following:

	September 30, 2010	December 31, 2009
Investment in Oncor Holdings (100% owned) (a)	$5,525	$—
Investment in natural gas gathering pipeline business (b)	—	44

Total investments in unconsolidated subsidiaries	$5,525	$44

(a)	Oncor Holdings was deconsolidated effective January 1, 2010 (see Notes 1 and 3).
(b)	A controlling interest in this previously consolidated subsidiary was sold in 2009, and the remaining interests were sold in June 2010.

Oncor Holdings

Effective January 1, 2010, we account for our investment in Oncor Holdings under the equity method (see Note 3). Prior to this date, Oncor Holdings was a consolidated subsidiary. Oncor Holdings owns approximately 80% of Oncor (an SEC registrant), which is engaged in regulated electricity transmission and distribution operations in Texas. Distribution revenues from TCEH represented 38% of total revenues for Oncor Holdings for both the nine months ended September 30, 2010 and 2009. Condensed statements of consolidated income of Oncor Holdings for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$831	$770	$2,236	$2,037
Operation and maintenance expenses	(256)	(245)	(757)	(698)
Depreciation and amortization	(176)	(147)	(507)	(405)
Taxes other than income taxes	(100)	(99)	(287)	(287)
Other income	8	10	28	30
Other deductions	(1)	(30)	(5)	(39)
Interest income	9	13	29	32
Interest expense and related charges	(87)	(85)	(259)	(258)

Income before income taxes	228	187	478	412
Income tax expense	(80)	(56)	(177)	(141)

Net income	148	131	301	271
Net income attributable to noncontrolling interests	(30)	(26)	(61)	(54)

Net income attributable to Oncor Holdings	$118	$105	$240	$217

Assets and liabilities of Oncor Holdings as of September 30, 2010 and December 31, 2009 are presented below:

	September 30, 2010	December 31, 2009
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$11	$29
Restricted cash	63	47
Trade accounts receivable — net	291	243
Trade accounts and other receivables from affiliates	220	188
Income taxes receivable from EFH Corp.	59	—
Inventories	94	92
Accumulated deferred income taxes	1	10
Prepayments	75	76
Other current assets	4	8

Total current assets	818	693
Restricted cash	16	14
Other investments	76	72
Property, plant and equipment — net	9,529	9,174
Goodwill	4,064	4,064
Note receivable due from TCEH	189	217
Regulatory assets — net	1,652	1,959
Other noncurrent assets	238	51

Total assets	$16,582	$16,244

LIABILITIES
Current liabilities:
Short-term borrowings	$428	$616
Long-term debt due currently	111	108
Trade accounts payable – nonaffiliates	111	129
Income taxes payable to EFH Corp.	—	5
Accrued taxes other than income	116	137
Accrued interest	73	104
Other current liabilities	94	106

Total current liabilities	933	1,205
Accumulated deferred income taxes	1,478	1,369
Investment tax credits	34	37
Long-term debt, less amounts due currently	5,395	4,996
Other noncurrent liabilities and deferred credits	1,775	1,879

Total liabilities	$9,615	$9,486

Oncor Debt Issue and Exchange

In September 2010, Oncor issued $475 million aggregate principal amount of 5.250% senior secured notes maturing in September 2040. Oncor used the net proceeds of approximately $465 million from the sale of the notes to repay borrowings under its revolving credit facility, including loans under the revolving credit facility made by certain of the initial purchasers or their affiliates, and for general corporate purposes. The notes are secured by a first priority lien equally and ratably with all of Oncor’s other secured indebtedness.

In October 2010, Oncor issued approximately $324.4 million aggregate principal amount of 5.000% senior secured notes due 2017 and approximately $126.3 million aggregate principal amount of 5.750% senior secured notes due 2020 in exchange for an equivalent principal amount of its outstanding 6.375% senior secured notes due 2012 and 5.950% senior secured notes due 2013, respectively, that were validly tendered. Oncor did not receive any cash proceeds from the exchange.

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

We also continue to consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI’s US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC’s equity interests, respectively (see Note 8).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs as of September 30, 2010 are as follows:

Assets:		Liabilities:
Cash and cash equivalents	$9	Short-term borrowings (a)	$228
Accounts receivable (a)	885	Trade accounts payable	4
Property, plant and equipment	105	Other current liabilities	1

Other assets, including $2 of current assets	8

Total assets	$1,007	Total liabilities	$233

(a)	As a result of the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets, the balance sheet as of September 30, 2010 reflects $885 million of pledged accounts receivable and $228 million of short-term borrowings (see Note 5).

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

In reaching the conclusion to deconsolidate, we conducted an extensive analysis of Oncor Holdings’ underlying governing documents and management structure. Oncor Holdings’ unique governance structure was adopted in conjunction with the Merger, when the Sponsor Group, EFH Corp. and Oncor agreed to implement structural and operational measures to “ring-fence” (the Ring-Fencing Measures) Oncor Holdings and Oncor as discussed in Note 1. The Ring-Fencing Measures were designed to prevent, among other things, (i) increased borrowing costs at Oncor due to the attribution to Oncor of debt from any of our other subsidiaries, (ii) the activities of our unregulated operations following the Merger resulting in the deterioration of Oncor’s business, financial condition and/or investment in infrastructure, and (iii) Oncor becoming substantively consolidated into a bankruptcy proceeding involving any member of the Texas Holdings Group. The Ring-Fencing Measures effectively separated the daily operational and management control of Oncor Holdings and Oncor from EFH Corp. and its other subsidiaries. By implementing the Ring-Fencing Measures, Oncor maintained its investment grade credit rating following the Merger, and we reaffirmed Oncor’s independence from our unregulated businesses to the PUCT.

We determined the most significant activities affecting the economic performance of Oncor Holdings (and Oncor) are the operation, maintenance and growth of Oncor’s electric transmission and distribution assets and the preservation of its investment grade credit profile. The boards of directors of Oncor Holdings and Oncor have ultimate responsibility for the management of the day-to-day operations of their respective businesses, including the approval of Oncor’s capital expenditure and operating budgets and the timing and prosecution of Oncor’s rate cases. While both boards include members appointed by EFH Corp., a majority of the board members are independent in accordance with rules established by the New York Stock Exchange, and therefore, we concluded for purposes of applying the amended accounting standards that EFH Corp. does not have the power to control the activities deemed most significant to Oncor Holdings’ (and Oncor’s) economic performance.

In assessing EFH Corp.’s ability to exercise control over Oncor Holdings and Oncor, we considered whether it could take actions to circumvent the purpose and intent of the Ring-Fencing Measures (including changing the composition of Oncor Holdings’ or Oncor’s board) in order to gain control over the day-to-day operations of either Oncor Holdings or Oncor. We also considered whether (i) EFH Corp. has the unilateral power to dissolve, liquidate or force into bankruptcy either Oncor Holdings or Oncor, (ii) EFH Corp. could unilaterally amend the Ring-Fencing Measures contained in the underlying governing documents of Oncor Holdings or Oncor, and (iii) EFH Corp. could control Oncor’s ability to pay distributions and thereby enhance its own cash flow. We concluded that, in each case, no such opportunity exists.

We account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, because we have the ability to exercise significant influence (as defined by US GAAP) over its activities. Our maximum exposure to loss from our variable interests in VIEs does not exceed our carrying value. See Note 2 for additional information about equity method investments including condensed income statement and balance sheet data for Oncor Holdings.

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances as of September 30, 2010 and the changes in such balances for the nine months ended September 30, 2010. With the deconsolidation of Oncor (including its $4.064 billion goodwill balance) effective January 1, 2010, the amounts below relate only to our competitive business. None of the goodwill is being deducted for tax purposes.

As of January 1, 2010:
Goodwill before impairment charges	$18,342
Accumulated impairment charges (a)	(8,090)

Balance as of January 1, 2010	10,252
Changes – nine months ended September 30, 2010:
Impairment charge	(4,100)

As of September 30, 2010:
Goodwill before impairment charges	18,342
Accumulated impairment charges	(12,190)

Balance as of September 30, 2010	$6,152

(a)	Includes $20 million recorded in Corporate and Other results.

Goodwill Impairment

In the third quarter 2010, we recorded a $4.1 billion noncash goodwill impairment charge related to the Competitive Electric segment. The impairment charge reflected the estimated effect of lower wholesale power prices on the enterprise value of the Competitive Electric segment, driven by the sustained decline in forward natural gas prices, as indicated by our cash flow projections and declines in market values of securities of comparable companies.

The calculation of the goodwill impairment involved the following steps: first, we estimated the debt-free enterprise value of our competitive business taking into account future estimated cash flows and current securities values of comparable companies; second, we estimated the fair values of the individual operating assets and liabilities of our competitive business; third, we calculated “implied” goodwill as the excess of the estimated enterprise value over the estimated value of the net operating assets; and finally, we compared the implied goodwill amount to the carrying value of goodwill and recorded an impairment charge for the amount the carrying value of goodwill exceeded implied goodwill.

The impairment determination involved significant assumptions and judgments. The calculations supporting the estimates of the enterprise value of our competitive business and the fair values of certain of its operating assets and liabilities utilized models that take into consideration multiple inputs, including commodity prices, discount rates, debt yields, securities prices of comparable companies and other inputs, assumptions regarding each of which could have a significant effect on valuations. The fair value measurements resulting from these models are classified as non-recurring Level 3 measurements consistent with accounting standards related to the determination of fair value (see Note 9).

The goodwill impairment testing in the third quarter 2010 resulted from current market conditions, and the annual impairment testing required by accounting rules remains scheduled for December 1, 2010. We cannot predict the likelihood or amount of any future impairment.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	As of September 30, 2010 (a)			As of December 31, 2009
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$274	$189	$463	$215	$248
Favorable purchase and sales contracts	548	247	301	700	374	326
Capitalized in-service software	271	88	183	490	167	323
Environmental allowances and credits	994	282	712	992	212	780
Land easements	—	—	—	188	72	116
Mining development costs	47	14	33	32	5	27

Total intangible assets subject to amortization	$2,323	$905	1,418	$2,865	$1,045	1,820

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			93			101

Total intangible assets			$2,466			$2,876

(a)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective January 1, 2010.

Amortization expense related to intangible assets (including income statement line item) consisted of:

			Three Months Ended September 30,		Nine Months Ended September 30,
Identifiable Intangible Asset	Income Statement Line	Segment	2010	2009	2010	2009
Retail customer relationship	Depreciation and amortization	Competitive Electric	$20	$21	$59	$64
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	Competitive Electric	1	18	25	91
Capitalized in-service software	Depreciation and amortization	All (a)	9	16	26	39
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	Competitive Electric	25	25	69	66
Land easements	Depreciation and amortization	Regulated Delivery (a)	—	1	—	2
Mining development costs	Depreciation and amortization	Competitive Electric	3	1	8	2

Total amortization expense			$58	$82	$187	$264

(a)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective January 1, 2010.

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amount
2010	$252
2011	192
2012	151
2013	129
2014	114

5.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

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

In June 2010, the accounts receivable securitization program was amended. The amendments, among other things, reduced the maximum funding amount under the program to $350 million from $700 million. Program funding declined from $383 million as of December 31, 2009 to $228 million as of September 30, 2010. Under the terms of the program, available funding was reduced by $42 million of customer deposits held by the originator because TCEH’s credit ratings were lower than Ba3/BB-. The declines in actual and maximum funding amounts reflected exclusion of receivables under contractual sales agreements.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $657 million and $463 million as of September 30, 2010 and December 31, 2009, respectively.

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

Program fee amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Program fees	$2	$2	$7	$9
Program fees as a percentage of average funding (annualized)	4.8%	1.3%	3.3%	2.4%

Funding under the program decreased $155 million for the nine months ended September 30, 2010 and increased $284 million for the nine months ended September 30, 2009.

Activities of TXU Receivables Company were as follows:

	Nine Months Ended September 30,
	2010	2009
Cash collections on accounts receivable	$4,828	$4,660
Face amount of new receivables purchased	(4,867)	(5,165)
Discount from face amount of purchased receivables	9	11
Program fees paid to funding entities	(7)	(9)
Servicing fees paid to Service Co. for recordkeeping and collection services	(2)	(2)
Increase in subordinated notes payable	194	221

Financing/operating cash flows used by (provided to) originator under the program	$155	$(284)

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

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of September 30, 2010, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	September 30, 2010 (a)	December 31, 2009
Wholesale and retail trade accounts receivable, including $885 in pledged retail receivables as of September 30, 2010	$1,328	$1,726
Undivided interests in retail accounts receivable sold by TXU Receivables Company	—	(383)
Allowance for uncollectible accounts	(72)	(83)

Trade accounts receivable — reported in balance sheet	$1,256	$1,260

(a)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective January 1, 2010.

Gross trade accounts receivable as of September 30, 2010 and December 31, 2009 included unbilled revenues totaling $351 million and $546 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2010	2009
Allowance for uncollectible accounts receivable as of beginning of period	$81	$70
Increase for bad debt expense	88	84
Decrease for account write-offs	(97)	(67)
Other	—	(1)

Allowance for uncollectible accounts receivable as of end of period	$72	$86

6.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

As of September 30, 2010, outstanding short-term borrowings totaled $308 million, which included $80 million under TCEH credit facilities at a weighted average interest rate of 3.84%, excluding certain customary fees, and $228 million under the accounts receivable securitization program discussed in Note 5.

As of December 31, 2009, we had outstanding short-term borrowings of $1.569 billion at a weighted average interest rate of 2.50%, excluding certain customary fees, at the end of the period. Short-term borrowings under credit facilities totaled $953 million for TCEH and $616 million for Oncor.

Credit Facilities

Credit facilities with cash borrowing and/or letter of credit availability as of September 30, 2010 are presented below. The facilities are all senior secured facilities of TCEH.

		As of September 30, 2010
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2013	$2,700	$—	$80	$2,620
TCEH Letter of Credit Facility (b)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$3,950	$—	$1,330	$2,620

TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $229 million of commitments from Lehman that are only available from the fronting banks and the swingline lender. All outstanding borrowings under this facility as of September 30, 2010 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(b)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $725 million issued as of September 30, 2010 are supported by the restricted cash, and the remaining letter of credit availability totals $410 million.
(c)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 435 million MMBtu as of September 30, 2010. As of September 30, 2010, there were no borrowings under this facility. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

As of September 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.277% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.297% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.286% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (d)	(136)	(147)
Senior Secured Facilities:
3.828% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)(g)	15,936	16,079
3.758% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	4,044	4,075
3.756% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.250% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (h)	—	—
Other:
10.25% Fixed Senior Notes due November 1, 2015 (i)	2,813	2,944
10.25% Fixed Senior Notes due November 1, 2015, Series B (i)	1,850	1,913
10.50 / 11.25% Senior Toggle Notes due November 1, 2016 (j)	1,992	1,952
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	42	55
Capital lease obligations	80	153
Unamortized fair value discount (d)	(3)	(4)

Total TCEH	$29,408	$29,810

	September 30, 2010	December 31, 2009
EFCH
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$51	$51
8.254% Fixed Notes due in quarterly installments through December 31, 2021	47	50
1.266% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(10)	(11)

Total EFCH	97	99

EFH Corp. (parent entity)
10.875% Fixed Senior Notes due November 1, 2017 (k)	359	1,831
11.25 / 12.00% Senior Toggle Notes due November 1, 2017 (k)	539	2,797
9.75% Fixed Senior Secured Notes due October 15, 2019	115	115
10.000% Fixed Senior Secured Notes due January 15, 2020	1,061	—
5.550% Fixed Senior Notes Series P due November 15, 2014 (l)	434	983
6.500% Fixed Senior Notes Series Q due November 15, 2024 (l)	740	740
6.550% Fixed Senior Notes Series R due November 15, 2034 (l)	744	744
8.820% Building Financing due semiannually through February 11, 2022 (m)	68	75
Unamortized fair value premium related to Building Financing (d)	15	17
Capital lease obligations	5	—
Unamortized fair value discount (d)	(485)	(599)

Total EFH Corp.	3,595	6,703

EFIH
9.75% Fixed Senior Secured Notes due October 15, 2019	141	141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	—

Total EFIH	2,321	141

Oncor (n) (o)
6.375% Fixed Senior Notes due May 1, 2012	—	700
5.950% Fixed Senior Notes due September 1, 2013	—	650
6.375% Fixed Senior Notes due January 15, 2015	—	500
6.800% Fixed Senior Notes due September 1, 2018	—	550
7.000% Fixed Debentures due September 1, 2022	—	800
7.000% Fixed Senior Notes due May 1, 2032	—	500
7.250% Fixed Senior Notes due January 15, 2033	—	350
7.500% Fixed Senior Notes due September 1, 2038	—	300
Unamortized discount	—	(15)

Total Oncor	—	4,335

Oncor Electric Delivery Transition Bond Company LLC (o) (p)
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	—	13
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	—	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	—	145
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	—	197
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	—	290

Total Oncor Electric Delivery Transition Bond Company LLC	—	775
Unamortized fair value discount related to transition bonds (d)	—	(6)

Total Oncor consolidated	—	5,104

Total EFH Corp. consolidated	35,421	41,857
Less amount due currently	(252)	(417)

Total long-term debt	$35,169	$41,440

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect as of September 30, 2010. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect as of September 30, 2010. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $16.30 billion principal amount.
(f)	Interest rates in effect as of September 30, 2010.

(g)	Amount excludes $20 million that is held by EFH Corp. and eliminated in consolidation.
(h)	Interest rate in effect as of September 30, 2010, excluding a quarterly maintenance fee of $11 million. See “Credit Facilities” above for more information.
(i)	Amounts exclude $187 million and $150 million of the TCEH Senior Notes and TCEH Senior Notes, Series B, respectively, that are held either by EFH Corp. or EFIH and eliminated in consolidation.
(j)	Amount excludes $70 million that is held by EFH Corp. and eliminated in consolidation.
(k)	Amounts exclude $1.428 billion and $2.166 billion of 10.875% Notes and Toggle Notes, respectively, that are held by EFIH and eliminated in consolidation.
(l)	Amounts exclude $9 million, $6 million and $3 million of the Series P, Series Q and Series R notes, respectively, that are held by EFIH and eliminated in consolidation.
(m)	This financing is secured and will be serviced with cash drawn by the beneficiary of a letter of credit.
(n)	Secured with first priority lien.
(o)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective as of January 1, 2010.
(p)	These bonds are nonrecourse to Oncor and were issued to securitize a regulatory asset.

Debt-Related Activity in 2010 — Repayments of long-term debt in 2010 totaling $247 million included $154 million of principal payments at scheduled maturity dates as well as other repayments totaling $93 million principally related to capitalized leases. See “2010 Debt Exchanges, Repurchases and Issuances” below for discussion of $4.722 billion principal amount of debt acquired in debt exchanges and repurchases completed in the nine months ended September 30, 2010 and $913 million principal amount of debt acquired in debt exchanges and repurchases in October 2010.

During the second quarter, EFH Corp. issued, through the payment-in-kind (PIK) election, $162 million principal amount of its 11.25%/12.00% Senior Toggle Notes due November 2017 (EFH Corp. Toggle Notes) and TCEH issuing, through the PIK election, $110 million principal amount of its 10.50%/11.25% Senior Toggle Notes due November 2016 (TCEH Toggle Notes), in each case, in lieu of making cash interest payments.

2010 Debt Exchanges, Repurchases and Issuances — Debt exchanges and repurchases completed year-to-date October 28, 2010 resulted in acquisitions of $5.635 billion aggregate principal amount of outstanding EFH Corp. and TCEH debt with due dates largely 2017 or earlier in exchange for $3.077 billion aggregate principal amount of new debt and $1.042 billion in cash. The new debt issued in exchange transactions consisted of $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020, $561 million aggregate principal amount of EFH Corp. 10% Notes due 2020 and $336 million aggregate principal amount of TCEH 15% Senior Secured Second Lien Notes due 2021. EFH Corp. also issued $500 million principal amount of EFH Corp. 10% Notes due 2020 for cash, and TCEH issued $350 million principal amount of TCEH 15% Senior Secured Second Lien Notes (Series B) due 2021 for cash. A discussion of these transactions, which were private, except as noted, and descriptions of the EFIH 10% Notes, EFH Corp. 10% Notes and TCEH 15% Senior Secured Second Lien Notes are presented below.

Transactions completed in October 2010 were as follows:

•

TCEH and TCEH Finance issued $336 million aggregate principal amount of TCEH 15% Senior Secured Second Lien Notes due 2021 in exchange for $423 million aggregate principal amount of TCEH 10.25% Notes (plus accrued interest paid in cash) and $55 million aggregate principal amount of TCEH Toggle Notes (together, the TCEH Senior Notes).

•

TCEH and TCEH Finance issued $350 million aggregate principal amount of TCEH 15% Senior Secured Second Lien Notes (Series B) due 2021, and used $290 million of the proceeds to acquire TCEH Senior Notes as described immediately below. The remaining net proceeds totaling $53 million are being held in escrow pending their use for the payment, repayment or prepayment of term loans under the TCEH Senior Secured Facilities and/or the repurchase of outstanding principal amounts of TCEH Senior Notes. If proceeds remain in the escrow account on March 31, 2013, the issuers will be required to use such amounts to offer to repurchase TCEH 15% Senior Secured Second Lien Notes (Series B) due 2021 at a price of 100% of the principal amount thereof, plus accrued interest.

•

TCEH repurchased $226 million principal amount of TCEH 10.25% Notes and $200 million principal amount of TCEH Toggle Notes for $290 million in cash using the proceeds from the issuance described immediately above and paid accrued interest from cash on hand.

•	EFH Corp. repurchased $9 million principal amount of TCEH Toggle Notes for $5 million in cash.

Transactions completed in the three months ended September 30, 2010 were as follows:

•

In a public (registered with the SEC) debt exchange transaction, EFIH and EFIH Finance (together, the Issuers) issued $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020 and paid $500 million in cash, plus accrued interest, in exchange for $2.166 billion aggregate principal amount of EFH Corp. Toggle Notes and $1.428 billion aggregate principal amount of EFH Corp. 10.875% Notes (together, the EFH Corp. Senior Notes).

•

EFH Corp. issued $455 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $549 million principal amount of EFH Corp. 5.55% Series P Senior Notes (EFH Corp. 5.55% Notes), $25 million principal amount of EFH Corp. Toggle Notes, $25 million principal amount of EFH Corp. 10.875% Notes and $13 million principal amount of TCEH 10.25% Notes.

•

EFH Corp. repurchased $28 million principal amount of EFH Corp. Toggle Notes, $13 million principal amount of TCEH 10.25% Notes and $15 million principal amount of TCEH Toggle Notes for $36 million in cash plus accrued interest.

These transactions resulted in debt extinguishment gains totaling $1.023 billion (reported as other income).

In connection with the registered debt exchange transaction, EFH Corp. received the requisite consents from holders of the EFH Corp. Senior Notes and executed a supplemental indenture to incorporate certain amendments to the indenture that governs the EFH Corp. Senior Notes. These amendments, among other things, eliminate substantially all of the restrictive covenants related to the EFH Corp. Senior Notes, eliminate certain events of default, modify covenants regarding mergers and consolidations, and modify or eliminate certain other provisions.

Transactions completed in the three months ended June 30, 2010 were as follows:

•

EFH Corp. repurchased $96 million principal amount of EFH Corp. Toggle Notes, $19 million principal amount of EFH Corp. 10.875% Notes, $168 million principal amount of TCEH 10.25% Notes, $8 million principal amount of TCEH Toggle Notes and $20 million principal amount of TCEH’s initial term loans under its Senior Secured Facilities for $211 million in cash plus accrued interest.

•

EFH Corp. issued $72 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $85 million principal amount of EFH Corp. Toggle Notes and $17 million principal amount of TCEH Toggle Notes.

•	These transactions resulted in debt extinguishment gains totaling $129 million (reported as other income).

Transactions completed in the three months ended March 31, 2010 were as follows:

•	EFH Corp. issued $500 million aggregate principal amount of EFH Corp. 10% Notes due 2020, with the proceeds intended to be used for general corporate purposes including debt exchanges and repurchases.

•

EFH Corp. issued $34 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Toggle Notes resulting in a debt extinguishment gain of $14 million (reported as other income).

The EFH Corp. notes acquired by EFIH and the TCEH notes and initial term loans under the TCEH Senior Secured Facilities acquired by EFH Corp. are held as an investment, and are eliminated in consolidation. All other securities acquired in the above transactions have been cancelled.

EFIH 10% Notes — The EFIH 10% Notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1, beginning December 1, 2010, at a fixed rate of 10% per annum. The EFIH 10% Notes are secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the Collateral). The EFIH 10% Notes are secured on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

The EFIH 10% Notes are senior obligations of the Issuers and rank equally in right of payment with all existing and future senior indebtedness of the Issuers (including the EFIH 9.75% Notes and EFIH’s guarantees of the EFH Corp. Senior Secured Notes). The EFIH 10% Notes are effectively senior to all unsecured indebtedness of the Issuers, to the extent of the value of the Collateral, and are effectively subordinated to any indebtedness of the Issuers secured by assets of the Issuers other than the Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the EFIH 10% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of the Issuers.

The EFIH 10% Notes and the indenture governing such notes restrict the Issuers’ and their respective restricted subsidiaries’ ability to, among other things, make restricted payments, incur debt and issue preferred stock, incur liens, pay dividends, merge, consolidate or sell assets and engage in transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The notes and the related indenture also contain customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur and are continuing under the notes and the related indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes may declare the principal amount of the notes to be due and payable immediately. Currently, there are no restricted subsidiaries under the notes and the related indenture (other than EFIH Finance, which has no assets). Oncor Holdings, Oncor and their respective subsidiaries are unrestricted subsidiaries under the EFIH 10% Notes and the related indenture and, accordingly, are not subject to any of the restrictive covenants in the notes and the related indenture.

Until December 1, 2013, the Issuers may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 10% Notes from time to time at a redemption price of 110% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest, if any. The Issuers may redeem the EFIH 10% Notes, in whole or in part, at any time prior to December 1, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The Issuers may redeem any of the EFIH 10% Notes, in whole or in part, at any time on or after December 1, 2015, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as defined in the indenture), the Issuers may be required to offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

EFH Corp. 10% Notes — The EFH Corp. 10% Notes mature in January 2020, with interest payable in cash semi-annually in arrears on January 15 and July 15, beginning July 15, 2010, at a fixed rate of 10% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH. The guarantee from EFIH is secured by the pledge of the Collateral. The guarantee from EFCH is not secured. EFIH’s guarantee of the EFH Corp. 10% Notes is secured by the Collateral on an equal and ratable basis with the EFIH Notes and EFIH’s guarantee of the EFH Corp. 9.75% Notes.

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

The guarantees of the EFH Corp. 10% Notes are the general senior obligations of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee from EFIH is effectively senior to all unsecured indebtedness of EFIH to the extent of the value of the Collateral. The guarantees are effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and are structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

The EFH Corp. 10% Notes and indenture governing such notes restrict EFH Corp. and its restricted subsidiaries’ ability to, among other things, make restricted payments, incur debt and issue preferred stock, incur liens, pay dividends, merge, consolidate or sell assets and engage in certain transactions with affiliates. These covenants are subject to a number of limitations and exceptions. These notes and related indenture also contain customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur and are continuing under these notes and the related indenture, the trustee or the holders of at least 30% in principal amount outstanding of the notes may declare the principal amount of the notes to be due and payable immediately.

Until January 15, 2013, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. 10% Notes from time to time at a redemption price of 110.000% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest. EFH Corp. may redeem the notes at any time prior to January 15, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after January 15, 2015, at specified redemption prices, plus accrued and unpaid interest. Upon the occurrence of a change of control (as described in the indenture), EFH Corp. must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest.

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

TCEH 15% Senior Secured Second Lien Notes — The TCEH 15% Senior Secured Second Lien Notes and the TCEH 15% Senior Secured Second Lien Notes (Series B) (collectively, the TCEH Senior Secured Second Lien Notes) mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, beginning January 1, 2011, at a fixed rate of 15% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and subsidiary guarantors (collectively, the Guarantors). The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Credit Facilities on a first-priority basis (the TCEH Collateral), subject to certain exceptions and permitted liens. The guarantee from EFCH is not secured.

The TCEH Senior Secured Second Lien Notes are a senior obligation and rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH’s obligations under the TCEH Senior Secured Credit Facilities and TCEH’s commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral, and to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

The guarantees of the TCEH Senior Secured Second Lien Notes from the Subsidiary Guarantors are effectively senior to any unsecured debt of the Subsidiary Guarantors to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral). These guarantees are effectively subordinated to all debt of the Subsidiary Guarantors secured by the TCEH Collateral on a first-priority basis or that is secured by assets that are not part of the TCEH Collateral, to the extent of the value of the collateral securing that debt. EFCH’s guarantee ranks equally with its unsecured debt (including debt it guarantees on an unsecured basis) and is effectively subordinated to any of its secured debt to the extent of the value of the collateral securing that debt.

The TCEH Senior Secured Second Lien Notes and indenture governing such notes restrict TCEH’s and its restricted subsidiaries’ ability to, among other things, make restricted payments, including certain investments, incur debt and issue preferred stock, incur liens, pay dividends, merge, consolidate or sell assets and engage in transactions with affiliates. These covenants are subject to a number of limitations and exceptions. These notes and related indenture also contain customary events of default, including, among others, failure to pay principal or interest on the notes when due. In general, all of the series of TCEH Senior Secured Second Lien Notes vote together as a single class. As a result, if certain events of default occur under the related indenture, the trustee or the holders of at least 30% of aggregate principal amount of all outstanding TCEH Senior Secured Second Lien Notes may declare the principal amount on all such notes to be due and payable immediately.

Until October 1, 2013, TCEH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of each series of the TCEH Senior Secured Second Lien Notes from time to time at a redemption price of 115.00% of the aggregate principal amount of the notes being redeemed, plus accrued interest. TCEH may redeem each series of the notes at any time prior to October 1, 2015 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture. TCEH may also redeem each series of the notes, in whole or in part, at any time on or after October 1, 2015, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture), TCEH must offer to repurchase each series of the notes at 101% of their principal amount, plus accrued interest.

The TCEH Senior Secured Second Lien Notes were issued in private placements and have not been registered under the Securities Act. TCEH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the TCEH Senior Secured Second Lien Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the TCEH Senior Secured Second Lien Notes unless such notes meet certain transferability conditions (as described in the related registration rights agreement). If the registration statement is required and has not been filed and declared effective within 365 days after the original issue date (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

TCEH Senior Secured Facilities — The applicable rate on borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility as of September 30, 2010 is provided in the long-term debt table and in the discussion of short-term borrowings above and reflects LIBOR-based borrowings. These borrowings totaled $21.310 billion as of September 30, 2010, excluding $20 million held by EFH Corp. as a result of debt repurchases.

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

In addition, the amended facilities permit TCEH to, among other things:

•

issue new secured notes or loans, which may include, in each case, debt secured on a pari passu basis with the obligations under the TCEH Senior Secured Facilities, so long as, in each case, among other things, the net cash proceeds from any such issuance are used to prepay certain loans under the TCEH Senior Secured Facilities at par;

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

The TCEH Senior Secured Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by EFCH, and subject to certain exceptions, each existing and future direct or indirect wholly-owned US restricted subsidiary of TCEH. The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions and the interest rate swaps described under “TCEH Interest Rate Swap Transactions” below are secured by (a) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities and (b) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

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

TCEH Senior Notes — TCEH’s 10.25% Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum payable in cash. TCEH’s Toggle Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, the issuers may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, the election is valid for each succeeding interest payment period until TCEH revokes the election.

The TCEH 10.25% and Toggle Notes (collectively, the TCEH Senior Notes) had a total principal amount as of September 30, 2010 of $6.655 billion (excluding $407 million principal amount held by EFH Corp. and EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH’s direct parent, EFCH (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

The issuers may redeem the TCEH 10.25% Notes and TCEH Toggle Notes at any time prior to November 1, 2011 and 2012, respectively, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The issuers may redeem the TCEH 10.25% Notes and TCEH Toggle Notes, in whole or in part, at any time on or after November 1, 2011 and 2012, respectively, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control of EFCH or TCEH, the issuers must offer to repurchase the TCEH Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

EFH Corp. Senior Notes — EFH Corp.’s 10.875% Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum payable in cash. EFH Corp.’s Toggle Notes due November 1, 2017 bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest. For any interest period until November 1, 2012, EFH Corp. may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election.

The EFH Corp. 10.875% and Toggle Notes (collectively, the EFH Corp. Senior Notes) had a total principal amount as of September 30, 2010 of $898 million (excluding $3.594 billion principal amount held by EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by EFCH and EFIH.

EFH Corp. may redeem these notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the related indenture. EFH Corp. may also redeem these notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control of EFH Corp., EFH Corp. must offer to repurchase the EFH Corp. Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

TCEH Interest Rate Swap Transactions — As of September 30, 2010, TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $16.30 billion principal amount of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2010 to 2014. No interest rate swap transactions have been entered into in 2010.

As of September 30, 2010, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $16.30 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.2055%. These transactions include swaps entered into in the nine months ended September 30, 2010 related to an aggregate $2.55 billion principal amount of senior secured term loans of TCEH and reflect the expiration of swaps in the nine months ended September 30, 2010 related to an aggregate $2.50 billion principal amount of senior secured term loans of TCEH.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark- to- market value changes totaled $181 million and $542 million in net losses in the three and nine months ended September 30, 2010, respectively, and $138 million in net losses and $527 million in net gains in the three and nine months ended September 30, 2009, respectively. The cumulative unrealized mark- to- market net liability related to the swaps totaled $1.755 billion as of September 30, 2010, of which $120 million (pre-tax) was reported in accumulated other comprehensive income.

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

Residual value guarantees in operating leases — We are the lessee under various operating leases that guarantee the residual values of the leased assets. As of September 30, 2010, the aggregate maximum amount of residual values guaranteed was $13 million with an estimated residual recovery of $13 million. These leased assets consist primarily of rail cars. The average life of the residual value guarantees under the lease portfolio is approximately six years.

See Note 6 above and Note 12 to Financial Statements in the 2009 Form 10-K for discussion of guarantees and security for certain of our debt.

Letters of Credit

As of September 30, 2010, TCEH had outstanding letters of credit under its credit facilities totaling $725 million as follows:

•	$325 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$84 million to support TCEH’s REP’s financial requirements with the PUCT, and

•	$108 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In September 2007, an administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas was filed in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to TCEQ for further proceedings. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. Subsequently, the non-parties to the original administrative proceeding non-suited their claims, thus ending their legal challenge. In July 2010, the court issued an order rejecting the remaining plaintiff’s claims and upholding the TCEQ’s issuance of the Oak Grove air permit. The plaintiff did not appeal the court’s order. Accordingly, the matter has been resolved favorably for us, and the judgment in the case is now final.

In July 2008, Alcoa Inc. filed a lawsuit in the State District Court of Milam County, Texas against Luminant Generation and Luminant Mining (wholly-owned subsidiaries of TCEH), later adding EFH Corp., a number of its subsidiaries, Texas Holdings and Texas Holdings’ general partner as parties to the suit. The lawsuit made various claims concerning the operation of the Sandow Unit 4 generation facility and the related Three Oaks lignite mine, including claims for breach of contract, breach of fiduciary duty, fraud, tortious interference, civil conspiracy and conversion. The plaintiff requested money damages of no less than $500 million, declaratory judgment, rescission and other forms of equitable relief. In May 2010, the trial court granted a summary judgment dismissing substantially all of Alcoa’s claims other than its breach of contract claims against Luminant Generation and Luminant Mining. On the breach of contract claims against Luminant Generation relating to the Sandow Unit 4 generation facility, a jury rendered a verdict in Luminant Generation’s favor in June 2010. The jury awarded no damages to Alcoa and awarded $10 million in damages to Luminant Generation. In June 2010, the judge presiding in the case ruled in Luminant Mining’s favor on the claims against it, awarding no damages to Alcoa and awarding nearly $2 million in damages to Luminant Mining. As a result, the lawsuit was concluded favorably to Luminant. Alcoa did not appeal the final judgment.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act at Luminant’s Martin Lake generation facility. As previously disclosed, in July 2008, the Sierra Club had given Luminant notice of its intention to sue. While we are unable to estimate any possible loss or predict the outcome of the litigation, we believe that the Sierra Club’s claims are without merit, and we intend to vigorously defend this litigation. In addition, in February 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Big Brown generation facility. We cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

Regulatory Investigations and Reviews

In June 2008, the EPA issued a request for information to TCEH under the EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. The company is cooperating with the EPA and is responding in good faith to the EPA’s request, but is unable to predict the outcome of this matter.

Sandow Power Company LLC (Sandow Power), a subsidiary of TCEH, is a party to a federal consent decree (the Consent Decree) with, among others, the US Department of Justice (DOJ) and certain private plaintiffs related to Sandow Power’s Sandow Unit 5 lignite-fueled generation facility. Between December 3, 2009 and March 31, 2010, Sandow Power submitted several force majeure claims to the DOJ regarding ostensible deviations from emissions limits at Sandow Unit 5 resulting from force majeure events, as that term is defined in the Consent Decree. In September 2010, Sandow Power, the DOJ, the EPA and the private plaintiffs filed with the court a notice of settlement regarding these force majeure claims, and the court subsequently issued an order approving that settlement. The settlement involves a payment to the US Treasury that is not material to the company, but in excess of the $100,000 disclosure threshold applicable to such matters.

Other Proceedings

In addition to the above, we are involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial position, results of operations or cash flows.

8.	EQUITY

Dividend Restrictions

The indentures governing the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, essentially all of our net income is restricted from being used to make distributions on our common stock unless such distributions are expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp.’s consolidated leverage ratio is equal to or less than 7.0 to 1.0. For purposes of this calculation, “consolidated leverage ratio” is defined as the ratio of consolidated total indebtedness (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. In addition, the indenture governing the EFIH Notes generally restricts EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash distribution on our common stock unless at the time, and after giving effect to such distribution, EFIH’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indenture governing the EFIH Notes, the term “consolidated leverage ratio” is defined as the ratio of EFIH’s consolidated total indebtedness (as defined in the indenture) to EFIH’s Adjusted EBITDA on a consolidated basis (including Oncor’s Adjusted EBITDA).

The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash distribution on our common stock unless at the time, and after giving effect to such distribution, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. In addition, the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes and TCEH Senior Secured Second Lien Notes generally restrict TCEH’s ability to make distributions or loans to any of its parent companies, EFCH and EFH Corp., unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and indenture governing the TCEH Senior Notes. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies for corporate overhead costs, SG&A expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. As of September 30, 2010, EFH Corp. demand notes payable to TCEH totaled $1.690 billion, of which $704 million is related to principal and interest payments. Such principal and interest amounts are guaranteed by EFCH and EFIH on a pari passu basis with their guarantees of the EFH Corp. Senior Notes; the remaining balance of the demand notes is not guaranteed.

In addition, under applicable law, we would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or we would be insolvent.

EFH Corp. did not declare or pay any cash dividends in 2010 or 2009.

Distributions from Oncor — Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Such adjustments include deducting the $72 million ($46 million after-tax) one-time refund to customers in September 2008, net accretion of fair value adjustments resulting from purchase accounting and funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives (see Note 6 to the 2009 Form 10-K Financial Statements) of which $35 million ($23 million after tax) has been spent through September 30, 2010, and removing the effects of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. As a result, $9 million of Oncor’s $149 million net income earned in the three months ended September 30, 2010 was restricted from being used to make distributions of membership interests under the cumulative net income restriction.

Oncor’s distributions are further limited by an agreement that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of September 30, 2010 and December 31, 2009, the regulatory capitalization ratio was 59.7% debt and 40.3% equity and 58.1% debt and 41.9% equity, respectively. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). Oncor is required to file a quarterly Earnings Monitor Report with the PUCT that sets forth its debt-to-equity ratio. This Earnings Monitor Report shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. Accordingly, as of September 30, 2010, $35 million of Oncor’s membership interests was available for distribution under the capital structure restriction, of which approximately 80% relates to EFH Corp.’s ownership interest.

Noncontrolling Interests

Of the noncontrolling interests balance as of December 31, 2009 in the table below, $1.363 billion related to Oncor. See Note 1 for discussion of the deconsolidation of Oncor in 2010. As of December 31, 2009 (and September 30, 2010), Oncor’s ownership was as follows: 80.03% held indirectly by EFH Corp., 0.22% held indirectly by Oncor’s management and board of directors and 19.75% held by Texas Transmission.

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

Equity

The following table presents the changes to equity during the nine months ended September 30, 2010.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$2	$7,914	$(10,854)	$(309)	$1,411	$(1,836)
Net loss	—	—	(2,973)	—	—	(2,973)
Effects of EFH Corp. stock-based incentive compensation plans	—	19	—	—	—	19
Change in unrecognized gains related to pension and OPEB costs	—	—	—	15	—	15
Net effects of cash flow hedges	—	—	—	49	—	49
Effects of deconsolidation of Oncor Holdings	—	—	—	—	(1,363)	(1,363)
Investment by noncontrolling interests	—	—	—	—	24	24
Stock repurchases	—	(2)	—	—	—	(2)
Other	—	—	—	—	(1)	(1)

Balance as of September 30, 2010	$2	$7,931	$(13,827)	$(245)	$71	$(6,068)

(a)	Authorized shares totaled 2,000,000,000 as of September 30, 2010. Outstanding shares totaled 1,669,277,542 and 1,668,065,133 as of September 30, 2010 and December 31, 2009, respectively.

9.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2010, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$1,165	$4,166	$538	$62	$5,931
Interest rate swaps	—	142	—	—	142
Nuclear decommissioning trust – equity securities (c)	170	109	—	—	279
Nuclear decommissioning trust – debt securities (c)	—	229	—	—	229

Total assets	$1,335	$4,646	$538	$62	$6,581

Liabilities:
Commodity contracts	$1,350	$866	$284	$62	$2,562
Interest rate swaps	—	1,925	—	—	1,925

Total liabilities	$1,350	$2,791	$284	$62	$4,487

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including a long-term wind generation purchase contract, certain natural gas positions (collars) in the long-term hedging program and certain power transactions valued at illiquid pricing locations as discussed below.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the other investments line on the balance sheet. See Note 16.

As ERCOT transitions to a nodal wholesale market structure, we have entered (and expect to increasingly enter) into certain derivative transactions that are valued at illiquid pricing locations (unobservable inputs), thus requiring classification as Level 3 assets or liabilities. As the nodal market matures and more transactions and pricing information becomes available for these pricing locations, we expect more of the valuation inputs to become observable.

As of December 31, 2009, assets and liabilities measured at fair value on a recurring basis consisted of the following:

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

Interest rate swaps include variable- to- fixed rate swap instruments that are economic hedges of interest on long-term debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 6 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2010.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance as of beginning of period	$169	$(72)	$81	$(72)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	118	42	182	57
Included in other comprehensive income (loss)	—	(6)	—	(31)
Purchases, sales, issuances and settlements (net) (b)	(24)	(6)	7	(15)
Transfers into Level 3 (c)	(11)	1	(10)	1
Transfers out of Level 3 (c)	2	—	(6)	19

Balance as of end of period	$254	$(41)	$254	$(41)

Net change in unrealized gains (losses) included in net income relating to instruments held as of end of period	$116	$44	$199	$61

(a)	Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark- to- market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)	Includes transfers due to changes in the observability of significant inputs. For 2010, in accordance with new accounting guidance issued by the FASB in January 2010, transfers in and out occur at the end of each quarter, which is when the assessments are performed. Prior period transfers in were assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter.

10.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet liabilities:
Long-term debt (including current maturities) (b):
TCEH, EFH Corp., and other	$35,336	$26,835	$36,600	$29,115
Oncor (c)	$—	$—	$5,104	$5,644

Total	$35,336	$26,835	$41,704	$34,759
Off balance sheet liabilities:
Financial guarantees	$—	$4	$—	$6

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.
(c)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective as of January 1, 2010.

See Notes 9 and 11 for discussion of accounting for financial instruments that are derivatives.

11.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

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

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps are used to effectively reduce the hedged borrowing costs. Changes in the fair value of the swaps are recorded as unrealized gains and losses in interest expense and related charges. See Note 6 for additional information about interest rate swap agreements.

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

Financial Statement Effects of Derivatives

Substantially all commodity and other derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities as reported in the balance sheets as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$3,364	$141	$15	$—	$3,520
Noncurrent assets	2,518	1	34	—	2,553
Current liabilities	(6)	—	(2,258)	(801)	(3,065)
Noncurrent liabilities	(7)	—	(291)	(1,124)	(1,422)

Net assets (liabilities)	$5,869	$142	$(2,500)	$(1,925)	$1,586

	December 31, 2009
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,327	$60	$4	$—	$2,391
Noncurrent assets	1,529	4	—	—	1,533
Current liabilities	—	—	(1,705)	(687)	(2,392)
Noncurrent liabilities	—	—	(441)	(619)	(1,060)

Net assets (liabilities)	$3,856	$64	$(2,142)	$(1,306)	$472

As of September 30, 2010 and December 31, 2009, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $503 million and $358 million in net liabilities as of September 30, 2010 and December 31, 2009, respectively, which do not include the collateral investments related to certain interest rate swaps and commodity positions discussed immediately below. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

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

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative (Income statement presentation)	2010	2009	2010	2009

Commodity contracts (Net gain from commodity hedging and trading activities)	$979	$136	$2,255	$1,026

Interest rate swaps (Interest expense and related charges)	(350)	(317)	(1,048)	16

Net gain (loss)	$629	$(181)	$1,207	$1,042

The following tables present the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges:

	Amount of gain (loss) recognized in OCI (effective portion)
Derivative	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Interest rate swaps	$—	$—	Interest expense and related charges	$(19)	$(72)

			Depreciation and amortization	(1)	(1)
Commodity contracts	—	—	Fuel, purchased power costs and delivery fees	—	—

			Operating revenues	—	(1)

Total	$—	$—		$(20)	$(74)

	Amount of gain (loss) recognized in OCI (effective portion)		Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)
Derivative	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Interest rate swaps	$—	$—	Interest expense and related charges	$(56)	$(140)
Commodity contracts	(6)	(31)	Fuel, purchased power costs and delivery fees	(6)	(10)

			Operating revenues	—	(2)

Total	$(6)	$(31)		$(62)	$(152)

There were no transactions designated as cash flow hedges during the three and nine months ended September 30, 2010. There were no ineffectiveness net gains or losses related to transactions designated as cash flow hedges in the three and nine months ended September 30, 2009.

Accumulated other comprehensive income related to cash flow hedges as of September 30, 2010 and December 31, 2009 totaled $79 million and $128 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $26 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of September 30, 2010 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009	Unit of Measure
Derivative type	Notional Volume

Interest rate swaps:
Floating/fixed	$18,000	$18,000	Million US dollars
Basis	$16,300	$16,250	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	2,727	3,402	Million MMBtu
Locational basis swaps	1,006	1,010	Million MMBtu
All other	1,094	1,433	Million MMBtu
Electricity	172,010	198,230	GWh
Coal	7	6	Million tons
Fuel oil	116	161	Million gallons

(a)	Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, was 1.25 billion MMBtu and 1.6 billion MMBtu as of September 30, 2010 and December 31, 2009, respectively.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of those agreements require the posting of collateral if our credit rating is downgraded by one or more of the credit rating agencies; however, due to our credit ratings being below investment grade, substantially all of such collateral posting requirements are already effective.

As of September 30, 2010 and December 31, 2009, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $620 million and $687 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $94 million and $152 million as of September 30, 2010 and December 31, 2009, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of September 30, 2010 and December 31, 2009, the remaining related liquidity requirement would have totaled $24 million and $20 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of September 30, 2010 and December 31, 2009, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $2.358 billion and $1.482 billion, respectively, (before consideration of the amount of assets under the liens). No cash collateral or letters of credit were posted with these counterparties as of September 30, 2010 to reduce the liquidity exposure, but $489 million of such collateral was posted as of December 31, 2009, with the decline reflecting the return of collateral from counterparties to certain interest rate swaps related to TCEH debt as discussed above in this note. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of September 30, 2010 and December 31, 2009, the remaining related liquidity requirement would have totaled $1.124 billion and $480 million, respectively, after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 12 to Financial Statements in the 2009 Form 10-K for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.978 billion and $2.169 billion as of September 30, 2010 and December 31, 2009, respectively. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of September 30, 2010, total credit risk exposure to all counterparties related to derivative contracts totaled $6.1 billion (including associated accounts receivable). The net exposure to those counterparties totaled $2.2 billion as of September 30, 2010 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure, assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries, totaled $1.6 billion. As of September 30, 2010, the credit risk exposure to the banking and financial sector represented 94% of the total credit risk exposure, a significant amount of which is related to the long-term hedging program, and the largest net exposure to a single counterparty totaled approximately $1.0 billion. Exposure to the banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because substantially all of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on our financial condition and results of operations.

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

12.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three and nine months ended September 30, 2010 and 2009 are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net pension costs:
Service cost	$11	$10	$32	$28
Interest cost	41	40	120	119
Expected return on assets	(40)	(41)	(120)	(124)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	15	4	42	7

Net pension costs	27	13	74	30

Components of net OPEB costs:
Service cost	3	3	9	8
Interest cost	16	15	46	46
Expected return on assets	(5)	(3)	(11)	(10)
Amortization of transition obligation	—	—	1	—
Amortization of prior service cost	—	—	(1)	—
Amortization of net loss	6	3	16	9

Net OPEB costs	20	18	60	53

Total net pension and OPEB costs	47	31	134	83
Less amounts expensed by Oncor	(9)	—	(27)	—
Less amounts deferred principally as a regulatory asset or property by Oncor	(23)	(18)	(66)	(51)

Amount recognized as expense by EFH Corp. and consolidated subsidiaries	$15	$13	$41	$32

The discount rate reflected in net pension and OPEB costs in 2010 is 5.90%. The expected rates of return on pension and OPEB plan assets reflected in the 2010 cost amounts are 8.0% and 7.6%, respectively.

We made cash contributions related to our pension and OPEB plans totaling $28 million and $17 million, respectively, in the first nine months of 2010, of which $40 million was contributed by Oncor. We expect to make additional contributions of $15 million and $7 million, respectively, in the remainder of 2010, of which $17 million is expected to be contributed by Oncor.

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

The following represent the significant related-party transactions of EFH Corp.:

•

We incur an annual management fee under the terms of a management agreement with the Sponsor Group for which we accrued $9 million for both the three months ended September 30, 2010 and 2009, and $27 million for both the nine months ended September 30, 2010 and 2009. The fee is reported as SG&A expense.

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

•

Fees paid to Goldman, Sachs & Co. (Goldman) related to debt issuances and exchanges total $11 million in 2010 through October, described as follows. Goldman acted as an initial purchaser in the issuance of $500 million principal amount of EFH Corp. 10% Notes in January 2010 as discussed in Note 6 and received fees totaling $3 million. Goldman acted as a dealer manager and solicitation agent in the debt exchange offers completed in August 2010 as discussed in Note 6 and received fees of $7 million. Goldman also acted as an initial purchaser in the issuance of $350 million principal amount of TCEH 15% Senior Secured Second Lien Notes (Series B) in October 2010 as discussed in Note 6 and received fees totaling $1 million.

•	Affiliates of Goldman Sachs & Co. are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group may sell or acquire debt or debt securities issued by us in open market transactions or through loan syndications.

•

TCEH’s retail operations incur electricity delivery fees charged by Oncor, which totaled $317 million and $839 million for the three and nine months ended September 30, 2010, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheet as of September 30, 2010 reflects amounts due currently to Oncor totaling $182 million (included in net payables due to unconsolidated subsidiary), primarily related to these electricity delivery fees.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable to Oncor of $227 million ($38 million current portion included in net payables due to unconsolidated subsidiary) as of September 30, 2010.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $9 million and $28 million for the three and nine months ended September 30, 2010, respectively.

•

A subsidiary of EFH Corp. charges Oncor for financial and other administrative services at cost, which totaled $9 million and $27 million for the three and nine months ended September 30, 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in other investments on the balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on the balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by us are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. As of September 30, 2010, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $183 million included in noncurrent liabilities due to unconsolidated subsidiary in the balance sheet.

The intercompany receivable/payable with Oncor has changed from a receivable of $85 million as of January 1, 2010 to a payable of $183 million as of September 30, 2010 due to a new decommissioning cost estimate completed in the second quarter 2010 that resulted in a decline of the liability. The new cost estimate was completed in accordance with regulatory requirements to perform a cost estimate every five years. The lower estimated liability was driven by lower cost escalation assumptions in the new estimate. (Also see Note 16 under “Asset Retirement Obligations.”)

•

We file a consolidated federal income tax return; however, Oncor Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if Oncor Holdings files its own income tax return. As of September 30, 2010, the amount due to Oncor Holdings totaled $59 million and is included in net payables due to unconsolidated subsidiary.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of September 30, 2010, TCEH had posted a letter of credit in the amount of $14 million for the benefit of Oncor.

•

EFH Corp. and Oncor are jointly and severally liable for the funding of the EFH Corp. pension plan and a portion of the OPEB plan obligations. EFH Corp. is liable for the majority of the OPEB plan obligations. Oncor has contractually agreed to reimburse EFH Corp. with respect to certain pension plan and OPEB liabilities. Accordingly, as of September 30, 2010, the balance sheet of EFH Corp. reflects such unfunded liabilities and a corresponding receivable from Oncor in the amount of $1.270 billion, classified as noncurrent, which represents the portion of the obligations recoverable by Oncor under regulatory rate-setting provisions and reported by Oncor in its balance sheet.

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

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued businesses, general corporate expenses and interest on EFH Corp. (parent entity), EFIH and EFCH debt.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 above and in Note 1 in the 2009 Form 10-K. We evaluate performance based on income from continuing operations. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Competitive Electric	$2,607	$2,433	$6,599	$6,144
Regulated Delivery	—	770	—	2,037
Corporate and Other	—	3	—	16
Eliminations	—	(321)	—	(831)

Consolidated	$2,607	$2,885	$6,599	$7,366

Affiliated revenues included in operating revenues:
Competitive Electric	$—	$2	$—	$5
Regulated Delivery	—	316	—	813
Corporate and Other	—	3	—	13
Eliminations	—	(321)	—	(831)

Consolidated	$—	$—	$—	$—

Equity in earnings of unconsolidated subsidiaries (net of tax):
Regulated Delivery	$118	$—	$240	$—

Net income (loss):
Competitive Electric	$(3,710)	$(44)	$(3,705)	$436
Regulated Delivery	118	132	240	272
Corporate and Other	690	(142)	492	(447)

Consolidated	$(2,902)	$(54)	$(2,973)	$261

16.	SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues
Regulated	$—	$770	$—	$2,037
Unregulated	2,607	2,436	6,599	6,160
Intercompany sales eliminations – regulated	—	(316)	—	(813)
Intercompany sales eliminations – unregulated	—	(5)	—	(18)

Total operating revenues	2,607	2,885	6,599	7,366
Fuel, purchased power and delivery fees – unregulated (a)	(1,400)	(870)	(3,521)	(2,171)
Net gain from commodity hedging and trading activities – unregulated	992	123	2,272	1,003
Operating costs – regulated	—	(228)	—	(668)
Operating costs – unregulated	(197)	(160)	(623)	(503)
Depreciation and amortization – regulated	—	(147)	—	(405)
Depreciation and amortization – unregulated	(352)	(309)	(1,043)	(881)
Selling, general and administrative expenses – regulated	—	(50)	—	(139)
Selling, general and administrative expenses – unregulated	(187)	(227)	(560)	(653)
Franchise and revenue-based taxes – regulated	—	(67)	—	(185)
Franchise and revenue-based taxes – unregulated	(24)	(27)	(73)	(74)
Impairment of goodwill	(4,100)	—	(4,100)	(90)
Other income	1,033	45	1,278	71
Other deductions	(4)	(32)	(23)	(50)
Interest income	—	18	9	30
Interest expense and other charges	(1,018)	(1,039)	(3,092)	(2,136)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	$(2,650)	$(85)	$(2,877)	$515

(a)	Includes unregulated cost of fuel consumed of $414 million and $360 million for the three months ended September 30, 2010 and 2009, respectively, and $1.094 billion and $943 million for the nine months ended September 30, 2010 and 2009, respectively. The balance represents energy purchased for resale and delivery fees net of intercompany eliminations.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other income:
Accretion of adjustment (discount) of regulatory assets resulting from purchase accounting	$—	$10	$—	$30
Debt extinguishment gains (Note 6) (a)	1,023	—	1,166	—
Gain on sale of interest in natural gas gathering pipeline business (b)	—	—	37	—
Gain on sale of land/water rights (b)	—	—	44	—
Reversal of reserve recorded in purchase accounting (c)	—	23	—	23
Fee received related to interest rate swap/commodity hedge derivative agreement (b) (Note 11)	—	6	—	6
Office space rental income (a)	3	—	9	—
Insurance/litigation settlements (b)	6	—	6	—
Sales tax refund	—	3	5	3
Other	1	3	11	9

Total other income	$1,033	$45	$1,278	$71

Other deductions:
Write-off of regulatory assets (d)	$—	$25	$—	$25
Ongoing pension and OPEB expense related to discontinued businesses	1	—	6	—
Severance charges	—	—	2	6
Net charges related to cancelled development of generation facilities	—	1	2	3
Other	3	6	13	16

Total other deductions	$4	$32	$23	$50

(a)	Reported in Corporate and Other segment.
(b)	Reported in Competitive Electric segment.
(c)	Reversal of a use tax accrual, related to periods prior to the Merger, due to a state ruling in 2009 (reported in Competitive Electric segment).
(d)	The PUCT’s order in Oncor’s rate review in 2009 resulted in the denial of recovery of certain regulatory assets, primarily related to business restructuring costs and rate case expenses (reported in Regulated Delivery segment).

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$672	$743	$1,999	$2,232
Accrued interest to be paid with additional toggle notes (Note 6)	106	131	384	387
Unrealized mark-to-market net (gain) loss on interest rate swaps	181	138	542	(527)
Amortization of interest rate swap losses at dedesignation of hedge accounting	19	56	72	140
Amortization of fair value debt discounts resulting from purchase accounting	14	17	49	56
Amortization of debt issuance costs and discounts	32	34	99	104
Capitalized interest	(6)	(80)	(53)	(256)

Total interest expense and related charges	$1,018	$1,039	$3,092	$2,136

Restricted Cash

	September 30, 2010		December 31, 2009
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 6)	$—	$1,135	$—	$1,135
Amounts related to margin deposits held	31	—	1	—
Amounts related to securitization (transition) bonds	—	—	47	14

Total restricted cash	$31	$1,135	$48	$1,149

Inventories by Major Category

	September 30, 2010	December 31, 2009
Materials and supplies (a)	$164	$248
Fuel stock	197	204
Natural gas in storage	27	33

Total inventories	$388	$485

(a)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective as of January 1, 2010.

Other Investments

	September 30, 2010	December 31, 2009
Nuclear decommissioning trust	$508	$475
Assets related to employee benefit plans, including employee savings programs, net of distributions (a)	114	184
Land	41	43
Miscellaneous other	4	4

Total investments	$667	$706

(a)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective as of January 1, 2010.

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

	September 30, 2010
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$219	$12	$(2)	$229
Equity securities (c)	208	90	(19)	279

Total	$427	$102	$(21)	$508

	December 31, 2009
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$211	$8	$(3)	$216
Equity securities (c)	195	83	(19)	259

Total	$406	$91	$(22)	$475

(a)	Includes realized gains and losses of securities sold.
(b)	The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.53% and 4.44% and an average maturity of 7.9 years and 7.8 years as of September 30, 2010 and December 31, 2009, respectively.
(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held as of September 30, 2010 mature as follows: $80 million in one to five years, $42 million in five to ten years and $107 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Nine Months Ended September 30,
	2010	2009
Realized gains	$1	$1
Realized losses	(1)	(4)
Proceeds from sale of securities	937	2,972

Property, Plant and Equipment

As of September 30, 2010 and December 31, 2009, property, plant and equipment of $20.5 billion and $30.1 billion, respectively, is stated net of accumulated depreciation and amortization of $3.9 billion and $7.1 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, during the nine months ended September 30, 2010:

Asset retirement liability as of January 1, 2010	$948
Additions:
Accretion	46
Reductions:
Payments, essentially all mining reclamation	(33)
Adjustment for new cost estimate (a)	(498)

Asset retirement liability as of September 30, 2010	463
Less amounts due currently	(35)

Noncurrent asset retirement liability as of September 30, 2010	$428

(a)	Essentially all of the adjustment relates to the nuclear decommissioning liability, which resulted from a new cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. A decline in the liability was driven by lower cost escalation assumptions in the new estimate. The reduction in the liability was offset in part by a reduction in the carrying value of the nuclear facility with the balance offset by an increase in the noncurrent liability to Oncor, which in turn resulted in a regulatory liability on Oncor’s balance sheet. (Also see Note 14.)

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2010	December 31, 2009
Uncertain tax positions (including accrued interest)	$1,824	$1,999
Retirement plan and other employee benefits	1,656	1,711
Asset retirement obligations	428	948
Unfavorable purchase and sales contracts	680	700
Liabilities related to subsidiary tax sharing agreement (a)	—	321
Other	39	87

Total other noncurrent liabilities and deferred credits	$4,627	$5,766

(a)	See Notes 1 and 3 for discussion of the deconsolidation of Oncor Holdings effective as of January 1, 2010.

During the third quarter 2010, we engaged in negotiations with the Internal Revenue Service (IRS) regarding a worthlessness loss associated with our discontinued Europe business as well as other matters. Accordingly, we have adjusted the liability for uncertain tax positions to reflect the most likely settlement of the issues. The adjustment resulted in a net reduction of the liability for uncertain tax positions totaling $162 million. This reduction consisted of a $225 million reversal of accrued interest ($146 million after tax), reported as a reduction of income tax expense, principally related to the discontinued Europe business, partially offset by $63 million in adjustments related to several other positions that have been accounted for as reclassifications to net deferred tax liabilities. The conclusion of all issues contested from the 1997 through 2002 audit, including IRS Joint Committee review, is not expected to occur prior to 2011. Upon such conclusion, we expect to further reduce the liability for uncertain tax positions by approximately $700 million with an offsetting decrease in deferred tax assets that arose largely from previous payments of alternative minimum taxes. No cash income tax liability is expected related to the conclusion of the 1997 through 2002 audit.

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $7 million in both the three months ended September 30, 2010 and 2009 and $20 million and $21 million in the nine months ended September 30, 2010 and 2009, respectively. Favorable purchase and sales contracts are recorded as intangible assets (see Note 4).

The estimated amortization of unfavorable purchase and sales contracts for each of the five fiscal years from December 31, 2009 is as follows:

Year	Amount
2010	$27
2011	27
2012	27
2013	26
2014	25

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
Cash payments (receipts) related to:
Interest paid (a)	$1,770	$2,042
Capitalized interest	(53)	(256)

Interest paid (net of capitalized interest) (a)	1,717	1,786
Income taxes	64	(38)
Noncash investing and financing activities:
Noncash construction expenditures (b)	38	132
Capital leases	9	15

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.

See Note 6 for noncash exchanges of debt.

17.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

As of September 30, 2010, EFH Corp. had outstanding $359 million principal amount of EFH Corp. 10.875% Notes and $539 million principal amount of EFH Corp. Toggle Notes (collectively, the EFH Corp. Senior Notes) and $115 million principal amount of EFH Corp. 9.75% Notes and $1.061 billion principal amount of EFH Corp. 10% Notes (collectively, the EFH Corp. Senior Secured Notes). The EFH Corp. Senior Notes and Senior Secured Notes are unconditionally guaranteed by EFCH and EFIH, 100% owned subsidiaries of EFH Corp. (collectively, the Guarantors) on an unsecured basis except for EFIH’s guarantee of the EFH Corp. Senior Secured Notes, which is secured by a pledge of all membership interests and other investments EFIH owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries as described in Note 6. The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the EFH Corp. Senior Notes and Senior Secured Notes. The guarantees by EFCH and the guarantee of the EFH Corp. Senior Notes by EFIH rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFH Corp., either direct or indirect, do not guarantee the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes (collectively, the Non-Guarantors). The indentures governing the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes contain certain restrictions, subject to certain exceptions, on EFH Corp.’s ability to pay dividends or make investments. See Note 8.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” in order to present the condensed consolidating statements of income of EFH Corp. (the Parent/Issuer), the Guarantors and the Non-Guarantors for the three-month and nine-month periods ended September 30, 2010 and 2009, the condensed consolidating statements of cash flows of the Parent/Issuer, the Guarantors and the Non-Guarantors for the nine-month periods ended September 30, 2010 and 2009 and the consolidating balance sheets as of September 30, 2010 and December 31, 2009 of the Parent/Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5-J, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” including the effects of the push down of the $898 million and $4.63 billion principal amount of EFH Corp. Senior Notes and $771 million and $115 million principal amount of the EFH Corp. Senior Secured Notes to the Guarantors as of September 30, 2010 and December 31, 2009, respectively (see Note 6). Amounts pushed down reflect Merger-related debt and additional debt guaranteed by the Guarantors that was issued by EFH Corp. to refinance Merger-related or other debt existing at the time of the Merger.

EFH Corp. (Parent) received dividends from its subsidiaries totaling $2 million and $117 million for the nine months ended September 30, 2010 and 2009, respectively.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended September 30, 2010

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,607	$—	$2,607
Fuel, purchased power costs and delivery fees	—	—	(1,400)	—	(1,400)
Net gain from commodity hedging and trading activities	—	—	992	—	992
Operating costs	—	—	(197)	—	(197)
Depreciation and amortization	—	—	(352)	—	(352)
Selling, general and administrative expenses	(6)	—	(181)	—	(187)
Franchise and revenue-based taxes	—	—	(24)	—	(24)
Impairment of goodwill	—	—	(4,100)	—	(4,100)
Other income	75	—	10	948	1,033
Other deductions	—	—	(5)	1	(4)
Interest income	55	72	79	(206)	—
Interest expense and related charges	(271)	(136)	(899)	288	(1,018)

Income (loss) before income taxes and equity in earnings of subsidiaries	(147)	(64)	(3,470)	1,031	(2,650)

Income tax (expense) benefit	85	32	(109)	(378)	(370)

Equity in earnings of consolidated subsidiaries	(2,958)	(3,690)	—	6,648	—

Equity in earnings of unconsolidated subsidiaries (net of tax)	118	118	—	(118)	118

Net income (loss)	(2,902)	(3,604)	(3,579)	7,183	(2,902)

Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to EFH Corp.	$(2,902)	$(3,604)	$(3,579)	$7,183	$(2,902)

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

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2010

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$6,599	$—	$6,599
Fuel, purchased power costs and delivery fees	—	—	(3,521)	—	(3,521)
Net gain from commodity hedging and trading activities	—	—	2,272	—	2,272
Operating costs	—	—	(623)	—	(623)
Depreciation and amortization	—	—	(1,043)	—	(1,043)
Selling, general and administrative expenses	(18)	—	(542)	—	(560)
Franchise and revenue-based taxes	—	—	(73)	—	(73)
Impairment of goodwill	—	—	(4,100)	—	(4,100)
Other income	150	—	108	1,020	1,278
Other deductions	—	—	(24)	1	(23)
Interest income	160	76	243	(470)	9
Interest expense and related charges	(807)	(436)	(2,685)	836	(3,092)

Income (loss) before income taxes and equity in earnings of subsidiaries	(515)	(360)	(3,389)	1,387	(2,877)

Income tax (expense) benefit	200	130	(168)	(498)	(336)

Equity in earnings of consolidated subsidiaries	(2,898)	(3,646)	—	6,544	—

Equity in earnings of unconsolidated subsidiaries (net of tax)	240	240	—	(240)	240

Net income (loss)	(2,973)	(3,636)	(3,557)	7,193	(2,973)

Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to EFH Corp.	$(2,973)	$(3,636)	$(3,557)	$7,193	$(2,973)

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

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash provided by operating activities	$3	$88	$723	$152	$966

Cash flows – financing activities:
Issuances of long-term borrowings	500	—	—	—	500
Repayments/repurchases of long-term borrowings	(96)	(3)	(249)	(654)	(1,002)
Net short-term borrowings under accounts receivable sales program	—	—	228	—	228
Change in other short-term borrowings	—	—	(873)	—	(873)
Capital contribution from parent	—	440	—	(440)	—
Contributions from noncontrolling interests	—	—	24	—	24
Cash dividends paid	—	(2)	—	2	—
Change in notes/advances – affiliates	(804)	34	761	(18)	(27)
Other, net	(28)	(30)	41	—	(17)

Cash provided by (used in) financing activities	(428)	439	(68)	(1,110)	(1,167)

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(793)	—	(793)
Capital contribution to subsidiary	(440)	—	—	440	—
Investment in affiliate debt	—	(500)	—	500	—
Investment redeemed from derivative counterparty	400	—	—	—	400
Proceeds from sale of assets	—	—	141	—	141
Proceeds from sale of environmental allowances and credits	—	—	7	—	7
Purchases of environmental allowances and credits	—	—	(13)	—	(13)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	937	—	937
Investments in nuclear decommissioning trust fund securities	—	—	(949)	—	(949)
Change in advances – affiliates	(2)	(16)	—	18	—
Other, net	(1)	—	(36)	—	(37)

Cash provided by (used in) investing activities	(43)	(516)	(706)	958	(307)

Net change in cash and cash equivalents	(468)	11	(51)	—	(508)
Effects of deconsolidation of Oncor Holdings	(29)	—	—	—	(29)
Cash and cash equivalents – beginning balance	1,059	—	130	—	1,189

Cash and cash equivalents – ending balance	$562	$11	$79	$—	$652

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(43)	$113	$1,907	$(234)	$1,743

Cash flows – financing activities:
Issuances of long-term borrowings	—	—	522	—	522
Retirements of long-term borrowings	—	(3)	(294)	—	(297)
Change in short-term borrowings	—	—	200	—	200
Contributions from noncontrolling interests	—	—	42	—	42
Distributions paid to noncontrolling interests	—	—	(32)	—	(32)
Cash dividends paid	—	(117)	(117)	234	—
Change in advances – affiliates	289	7	—	(296)	—
Other, net	20	—	(35)	—	(15)

Cash provided by (used in) financing activities	309	(113)	286	(62)	420

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(2,004)	—	(2,004)
Redemption of investment held in money market fund	—	—	142	—	142
Investment posted with derivative counterparty	(400)	—	—	—	(400)
Net proceeds from sale of assets	—	—	41	—	41
Reduction of letter of credit facility posted with trustee	—	—	115	—	115
Proceeds from sale of environmental allowances and credits	—	—	22	—	22
Purchases of environmental allowances and credits	—	—	(23)	—	(23)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	2,972	—	2,972
Investments in nuclear decommissioning trust fund securities	—	—	(2,983)	—	(2,983)
Change in advances – affiliates	—	—	(296)	296	—
Other, net	—	—	(9)	—	(9)

Cash used in investing activities	(400)	—	(2,023)	296	(2,127)

Net change in cash and cash equivalents	(134)	—	170	—	36
Cash and cash equivalents – beginning balance	1,075	—	614	—	1,689

Cash and cash equivalents – ending balance	$941	$—	$784	$—	$1,725

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of September 30, 2010

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$562	$11	$79	$—	$652
Restricted cash	—	—	31	—	31
Advances to affiliates	—	—	242	(242)	—
Trade accounts receivable – net	26	177	1,244	(191)	1,256
Income taxes receivable	376	—	6	(382)	—
Notes receivable from affiliates	924	—	1,690	(2,614)	—
Inventories	—	—	388	—	388
Commodity and other derivative contractual assets	137	—	3,383	—	3,520
Accumulated deferred income taxes	10	2	48	—	60
Margin deposits related to commodity positions	—	—	196	—	196
Other current assets	1	—	65	—	66

Total current assets	2,036	190	7,372	(3,429)	6,169

Restricted cash	—	—	1,135	—	1,135
Receivables from unconsolidated subsidiary	1,270	—	—	—	1,270
Investments in unconsolidated subsidiaries	2,339	104	—	3,082	5,525
Other investments	311	2,692	599	(2,935)	667
Property, plant and equipment – net	—	—	20,530	—	20,530
Notes receivable from affiliates	12	—	1,609	(1,621)	—
Goodwill	—	—	6,152	—	6,152
Intangible assets – net	—	—	2,466	—	2,466
Commodity and other derivative contractual assets	—	—	2,553	—	2,553
Accumulated deferred income taxes	326	—	—	(326)	—
Unamortized debt issuance costs and other noncurrent assets	101	56	578	(88)	647

Total assets	$6,395	$3,042	$42,994	$(5,317)	$47,114

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$308	$—	$308
Advances from affiliates	239	3	—	(242)	—
Long-term debt due currently	—	8	244	—	252
Trade accounts payable	1	—	646	—	647
Payables to affiliates/unconsolidated subsidiary	1,691	38	1,105	(2,555)	279
Commodity and other derivative contractual liabilities	166	—	2,899	—	3,065
Margin deposits related to commodity positions	—	—	693	—	693
Accrued interest	302	97	505	(253)	651
Other current liabilities	3	32	431	(86)	380

Total current liabilities	2,402	178	6,831	(3,136)	6,275

Accumulated deferred income taxes	—	205	5,658	(546)	5,317
Commodity and other derivative contractual liabilities	—	—	1,422	—	1,422
Notes or other liabilities due affiliates/unconsolidated subsidiary	1,282	—	711	(1,621)	372
Long-term debt, less amounts due currently	7,115	4,079	29,679	(5,704)	35,169
Other noncurrent liabilities and deferred credits	1,735	13	2,879	—	4,627

Total liabilities	12,534	4,475	47,180	(11,007)	53,182

EFH Corp. shareholders’ equity	(6,139)	(1,433)	(4,265)	5,698	(6,139)
Noncontrolling interests in subsidiaries	—	—	79	(8)	71

Total equity	(6,139)	(1,433)	(4,186)	5,690	(6,068)

Total liabilities and equity	$6,395	$3,042	$42,994	$(5,317)	$47,114

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2009

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

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our consolidated financial statements and the notes to those statements.

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

Significant Activities and Events

Natural Gas Prices and Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of September 30, 2010, has effectively sold forward approximately 1.25 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 156,000 GWh at an assumed 8.0 market heat rate) for the period from October 1, 2010 through December 31, 2014 at weighted average annual hedge prices ranging from $7.82 per MMBtu to $7.19 per MMBtu.

These transactions, as well as forward power sales, have effectively hedged an estimated 64% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning October 1, 2010 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the New York Mercantile Exchange (NYMEX) Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. The company has hedged more than 95% of the Houston Ship Channel versus Henry Hub pricing point risk for the fourth quarter 2010 and more than 80% for 2011.

The company has entered into related put and call transactions (referred to as collars), primarily for year 2014 of the program, that effectively hedge natural gas prices within a range. These transactions represented 9% of the positions in the long-term hedging program as of September 30, 2010, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of September 30, 2010:

	Measure	Balance 2010 (a)	2011	2012	2013	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~84	~315	~454	~285	~112	~1,250
Weighted average hedge price (c)	$/MMBtu	~7.82	~7.56	~7.36	~7.19	~7.80	—
Weighted average market price (d)	$/MMBtu	~3.94	~4.44	~5.07	~5.29	~5.42	—

______________

(a)	Balance of 2010 is from October 1, 2010 through December 31, 2010.
(b)	Where collars are reflected, the volumes are estimated based on the natural gas price sensitivity (i.e., delta position) of the derivatives. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 113 million MMBtu in 2014.
(c)	Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.
(d)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of September 30, 2010, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $1.25 billion in pretax unrealized mark-to-market gains or losses.

Unrealized mark-to-market net gains related to the long-term hedging program are as follows:

	Period Ended September 30, 2010
	Three Months	Nine Months

Effect of natural gas market price changes on open positions	$934	$2,353
Reversals of previously recorded amounts on positions settled	(263)	(792)

Total unrealized effect (pre-tax)	$671	$1,561

The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $3.539 billion and $1.978 billion as of September 30, 2010 and December 31, 2009, respectively. See discussion below under “Operating Results” for realized net gains from hedging activities, which amounts are largely related to the long-term hedging program.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program reflects declining forward market natural gas prices. As previously disclosed, forward natural gas prices have generally trended downward since mid-2008 as shown in the table of forward NYMEX Henry Hub natural gas prices below. While the long-term hedging program is designed to mitigate the effect on earnings of low wholesale power prices, due to low natural gas prices, these market conditions are challenging to the long-term profitability of our generation assets. Specifically, these lower natural gas prices and the correlated effect in ERCOT on power prices could have a material adverse impact on the overall profitability of our generation assets for periods in which we do not have significant hedge positions. A continuation or worsening of these market conditions would limit our ability to hedge our wholesale power revenues at sufficient price levels to support our interest payments and debt maturities and could adversely impact our ability to refinance our substantial debt due in 2014.

Also see discussion in Note 4 to Financial Statements regarding the goodwill impairment charge recorded in the three months ended September 30, 2010.

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2010 (b)	2011	2012	2013	2014
June 30, 2008	$11.24	$10.78	$10.74	$10.90	$11.12
September 30, 2008	$8.58	$8.54	$8.41	$8.30	$8.30
December 31, 2008	$7.13	$7.31	$7.23	$7.15	$7.15
March 31, 2009	$5.93	$6.67	$6.96	$7.11	$7.18
June 30, 2009	$6.06	$6.89	$7.16	$7.30	$7.43
September 30, 2009	$6.21	$6.87	$7.00	$7.06	$7.17
December 31, 2009	$5.79	$6.34	$6.53	$6.67	$6.84
March 31, 2010	$4.27	$5.34	$5.79	$6.07	$6.36
June 30, 2010	$4.82	$5.34	$5.68	$5.89	$6.10
September 30, 2010	$3.94	$4.44	$5.07	$5.29	$5.42

(a)	Based on NYMEX Henry Hub prices.
(b)	For September 30, 2010, June 30, 2010 and March 31, 2010, natural gas prices for 2010 represent the average of forward prices for October through December, July through December and April through December, respectively.

As of September 30, 2010, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Financial Condition – Liquidity and Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of September 30, 2010, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2010 (a)		2011		2012		2013		2014
$1.00/MMBtu change in gas price (b)	$	~2	$	~50	$	~80	$	~295	$	~480
0.1/MMBtu/MWh change in market heat rate (c)		$—	$	~15	$	~38	$	~43	$	~46
$1.00/gallon change in diesel fuel price	$	~1	$	~1	$	~5	$	~46	$	~40

(a)	Balance of 2010 is from November 1, 2010 through December 31, 2010.
(b)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(c)	Based on Houston Ship Channel natural gas prices as of September 30, 2010.

Liability Management Program — As of September 30, 2010, EFH Corp. and its subsidiaries (excluding Oncor and its subsidiaries) had $36 billion aggregate principal amount of debt outstanding. Of that amount, $22 billion matures in 2014 and the majority of the remaining amount matures from 2015 to 2017. As a result, in October 2009, we implemented a liability management program focused on improving our balance sheet by reducing debt and extending debt maturities.

Year-to-date October 28, 2010, we acquired $5.635 billion aggregate principal amount of EFH Corp. and TCEH outstanding debt. As consideration for this acquired debt, EFH Corp. issued $561 million aggregate principal amount of EFH Corp. 10% Notes and paid $252 million in cash (excluding accrued interest payments), EFIH issued $2.180 billion aggregate principal amount of EFIH 10% Notes and paid $500 million in cash (excluding accrued interest payments), and TCEH issued $336 million aggregate principal amount of TCEH 15% Senior Secured Second Lien Notes and paid $290 million in cash (excluding accrued interest payments).

The following table details our liability management program from its inception in October 2009 through October 2010 (debt amounts are principal amounts):

Security	Debt Acquired	Debt Issued/ Cash Paid
EFH Corp 10.875% Notes due 2017	$1,641	$—
EFH Corp. Toggle Notes due 2017	2,432	—
EFH Corp. 5.55% Series P Senior Notes due 2014	566	—
EFH Corp. 6.50% Series Q Senior Notes due 2024	10	—
EFH Corp. 6.55% Series R Senior Notes due 2034	6	—
TCEH 10.25% Notes due 2015	986	—
TCEH Toggle Notes due 2016	331	—
Term Loans under the TCEH Senior Secured Facilities due 2014	20	—
EFH Corp. and EFIH 9.75% Notes due 2019	—	256
EFH Corp 10% Notes due 2020	—	561
EFIH 10% Notes due 2020	—	2,180
TCEH 15% Notes due 2021	—	336
Cash (a)	—	1,042

Total	$5,992	$4,375

(a)	Funded partially by a portion ($95 million) of the proceeds from the $500 million principal amount of EFH Corp. 10% Notes issued in January 2010 and a portion ($290 million) of the proceeds from the $350 million principal amount of TCEH 15% Senior Secured Second Lien Notes issued in October 2010.

The transactions resulted in the capture of $1.617 billion of debt discount and aggregate projected interest savings (pre-tax) through 2014 of approximately $1.1 billion.

See Note 6 to Financial Statements for further discussion of the transactions completed under our liability management program.

TCEH Interest Rate Swap Transactions — As of September 30, 2010, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $16.30 billion principal amount of its senior secured debt maturing from 2010 to 2014. All of these swaps were entered into prior to January 1, 2010. Taking into consideration these swap transactions, 11% of our total long-term debt portfolio as of September 30, 2010 was exposed to variable interest rate risk. TCEH also entered into interest rate basis swap transactions, which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $16.30 billion principal amount of senior secured debt, including swaps entered into in 2010 related to $2.55 billion principal amount of debt and reflecting the expiration in 2010 of swaps related to an aggregate $2.50 billion principal amount of debt. All of these swaps were entered into prior to July 2010. We may enter into additional interest rate hedges from time to time.

Unrealized mark-to-market net losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $181 million and $542 million for the three and nine months ended September 30, 2010, respectively. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.755 billion and $1.212 billion as of September 30, 2010 and December 31, 2009, respectively, of which $120 million and $194 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 6 to Financial Statements regarding various interest rate swap transactions.

Texas Generation Facilities Development — TCEH has substantially completed a program to develop three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in Texas with a total estimated capacity of approximately 2,200 MW. The Sandow and first Oak Grove units achieved substantial completion (as defined in the EPC agreements) in the fourth quarter 2009, and the second Oak Grove unit achieved substantial completion in the second quarter 2010. We began depreciating the units and recognizing revenues and fuel costs for accounting purposes in those respective periods. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which $3.23 billion was spent as of September 30, 2010. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $4.8 billion, and the balance was $4.7 billion as of September 30, 2010. See discussion in Note 7 to Financial Statements regarding contingencies related to these units.

Idling of Natural Gas-Fueled Units — In September 2010, after receiving affirmation from ERCOT in April 2010, we mothballed (idled) four of our natural gas-fueled units, totaling 1,856 MW of capacity (1,933 MW installed nameplate capacity). As discussed in the 2009 Form 10-K, in 2009 we retired 10 units, totaling 2,114 MW of capacity (2,226 MW installed nameplate capacity), mothballed three units, totaling 1,081 MW capacity (1,135 MW installed nameplate capacity) and entered into RMR (operational standby) agreements with ERCOT for two units, totaling 630 MW capacity (655 MW installed nameplate capacity).

In September 2010, we notified ERCOT of plans to retire eight currently mothballed natural gas-fueled units, totaling 2,633 MW of capacity (2,771 MW installed nameplate capacity) on December 31, 2010. No impairment is expected to be recorded as a result of the planned retirements. ERCOT may affirm the retirements or request RMR agreements for them.

As of September 30, 2010, TCEH’s operational fleet of natural gas-fueled generation facilities is generally used as peaking resources and consists of 16 units, totaling 2,848 MW installed nameplate capacity, including two units under RMR agreements and excluding eight units operated for unaffiliated parties and 11 mothballed units.

Financial Services Reform Legislation — In July 2010, the US Congress enacted, and President Obama signed, financial reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). The primary purposes of the Financial Reform Act are, among other things, to address systemic risk in the financial system; to establish a Bureau of Consumer Financial Protection with broad powers to enforce consumer protection laws and promulgate rules against unfair, deceptive or abusive practices; to enhance regulation of the derivatives markets, including the requirement for central clearing of over-the-counter derivative instruments and additional capital and margin requirements for certain derivative market participants; and to implement a number of new corporate governance requirements for companies with listed or, in some cases, publicly-traded securities. While the legislation is broad and detailed, substantial portions of the legislation will require rulemaking by federal governmental agencies to either implement the standards set out in the legislation or to adopt new standards. As a result, the full scope and effect of the legislation will likely not be known for several years.

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

We cannot predict the outcome of the rulemakings to implement the OTC derivative market provisions of the Financial Reform Act. These rulemakings could negatively affect our ability to hedge our commodity and interest rate risks. The inability to hedge these risks would likely have a material adverse effect on our results of operations, financial condition or cash flows.

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

Recent developments in the US Congress indicate that the prospects for passage of any cap-and-trade legislation in this Congress are not likely. However, if any of them or similar legislation were to be adopted, our costs of compliance could be material.

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

Recent EPA Actions — The EPA has recently completed several regulatory actions establishing new requirements for control of certain emissions from sources that include coal-fueled generation facilities. It is also currently considering several other regulatory actions, as well as contemplating future additional regulatory actions, in each case that may affect our coal-fueled generation facilities.

Each of our coal-fueled generation facilities is currently equipped with substantial emissions control equipment. All of our coal-fueled generation facilities are equipped with activated carbon injection systems to reduce mercury emissions. Flue gas desulfurization systems designed primarily to reduce sulfur dioxide emissions are installed at Oak Grove Units 1 and 2, Sandow Units 4 and 5, Martin Lake Units 1, 2, and 3, and Monticello Unit 3. Selective catalytic reduction systems designed to reduce nitrogen oxide emissions are installed at Oak Grove Units 1 and 2 and Sandow Unit 4. Selective non-catalytic reduction systems designed to reduce nitrogen oxide emissions are installed at Sandow Unit 5, Monticello Units 1, 2, and 3, and Big Brown Units 1 and 2. Fabric filter systems designed primarily to reduce particulate matter emissions are installed at Oak Grove Units 1 and 2, Sandow Unit 5, Monticello Units 1 and 2, and Big Brown Units 1 and 2. Electrostatic precipitator systems designed primarily to reduce particulate matter emissions are installed at Sandow Unit 4, Martin Lake Units 1, 2, and 3, Monticello Units 1, 2, and 3, and Big Brown Units 1 and 2. Sandow Unit 5 uses a fluidized bed combustion process that facilitates control of nitrogen oxides and sulfur dioxide. Flue gas desulfurization systems, fabric filter systems, and electrostatic precipitator systems also assist in reducing mercury and other emissions.

There is no assurance that the currently-installed emissions control equipment at our coal-fueled generation facilities will satisfy the requirements under any future EPA or TCEQ regulations. Some of the potential EPA or TCEQ regulatory actions could require us to install significant additional control equipment, resulting in material costs of compliance for our generation units, including capital expenditures and higher operating costs. These costs could result in material adverse effects on our financial condition, liquidity and results of operations.

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

The Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The EPA is required to periodically review, and if appropriate, revise all national ambient quality standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ adopted State Implementation Plan (SIP) rules in May 2007 to deal with eight-hour ozone standards, which required nitrogen oxide emission reductions from certain of our peaking natural gas-fueled units in the Dallas-Fort Worth area. In March 2008, the EPA made the eight-hour ozone standards more stringent. In January 2010, the EPA proposed to further reduce the eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. Since the EPA projects that SIP rules to address attainment of these new more stringent standards will not be required until December 2013, we cannot yet predict the impact of this action on our generation facilities. In January 2010, the EPA added a new one-hour nitrogen oxide National Ambient Air Quality standard that may require actions within Texas to reduce emissions. The TCEQ will be required to revise its monitoring network and submit an implementation plan with compliance required by January 2021/2022. In June 2010, the EPA adopted a new one-hour sulfur dioxide national ambient air quality standard that may require action within Texas to reduce sulfur dioxide emissions. The TCEQ will be required to conduct modeling and develop an implementation plan by 2014, pursuant to which compliance will be required by 2017, according to the EPA’s implementation timeline. We cannot predict the impact of the new standards on our business, results of operations or financial condition until the TCEQ adopts (if required) an implementation plan with respect to the standards. If the TCEQ adopts implementation plans that require us to install additional emissions controls, or if the EPA adopts more stringent requirements through any of the number of potential rulemaking activities in which it is or may be engaged, we could incur material capital expenditures and higher operating costs, resulting in material adverse effects on our financial condition, liquidity and results of operations.

The EPA has also agreed, in a federal court consent decree, to publish proposed regulations concerning emissions of mercury and other hazardous air pollutants from electricity generating units by March 2011, and to finalize those regulations late in 2011. We cannot predict the substance of any final EPA regulations on such hazardous air pollutants. However, the EPA has informally indicated that recently proposed regulations regarding hazardous air pollutants from industrial boilers may serve as a template for the forthcoming electricity generating unit regulations. The industrial boiler regulations, if applied to electricity generating units, would likely require significant additions of control equipment. If required, such additions would result in material costs of compliance for our generation units, including capital expenditures to install new control equipment and higher operating costs, resulting in material adverse effects on our financial condition, liquidity and results of operations.

In October 2010, the EPA proposed to retroactively disapprove a portion of the SIP pursuant to which the state implements its program to achieve the EPA’s National Ambient Air Quality Standards (NAAQS) under the Clean Air Act. In particular, the EPA proposes to retroactively disapprove certain standard permits for pollution control projects that the TCEQ adopted approximately 10 years ago. The EPA asserts that we hold such standard permits for two generation facilities (Big Brown and Stryker Creek). We are investigating the basis for the EPA’s assertion. The EPA has proposed to disapprove this portion of the SIP while acknowledging that emissions covered by these standard permits do not threaten attainment or maintenance of the NAAQS under the Clean Air Act. We believe the TCEQ’s adoption of the standard permit was consistent with the Clean Air Act. However, we cannot predict whether the EPA will take final action to disapprove this portion of the SIP. If the EPA takes final disapproval action, and if that causes us to undertake additional permitting activity and install additional emissions control equipment at our affected generation facilities, we could incur material capital expenditures, resulting in material adverse effects on our financial condition, liquidity and results of operations

Solid Waste, Including Fly Ash Associated with Lignite/Coal-Fueled Generation — Treatment, storage and disposal of solid and hazardous waste are regulated at the federal and state level. In December 2008, an ash impoundment facility at a Tennessee Valley Authority (TVA) site ruptured, releasing a significant quantity of coal ash slurry. No impoundment failures of this magnitude have ever occurred at any of our impoundments, which are significantly smaller than TVA’s and are inspected on a regular basis. We routinely sample groundwater monitoring wells to ensure compliance with all applicable regulations. As a result of the TVA ash impoundment failure, in May 2010, the EPA released a proposed rule that considers regulating coal combustion residuals as either a hazardous waste or a non-hazardous waste. We are unable to predict the requirements of a final rule; however, the potential cost of compliance could be material.

Oncor Technology Initiatives — Oncor continues to invest in technology initiatives that include development of a modernized grid through the replacement of existing meters with advanced digital metering equipment and development of advanced digital communication, data management, real-time monitoring and outage detection capabilities. This modernized grid is expected to produce electricity service reliability improvements and provide the potential for additional products and services from REPs that will enable businesses and consumers to better manage their electricity usage and costs. Oncor’s plans provide for the full deployment of over three million advanced meters to all residential and most non-residential retail electricity customers in Oncor’s service area. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits.

As of September 30, 2010, Oncor has installed approximately 1,343,000 advanced digital meters, including approximately 683,000 during the nine months ended September 30, 2010. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $324 million as of September 30, 2010. Oncor expects to complete installations of all three million meters by the end of 2012.

Oncor Matters with the PUCT — See discussion of these matters, including the awarded construction of CREZ-related transmission lines, below under “Regulatory Matters.”

RESULTS OF OPERATIONS

Pro Forma Consolidated Financial Results

As the result of deconsolidation of Oncor Holdings effective 2010, the results of Oncor Holdings are reflected in the 2010 consolidated statement of income as equity in earnings of unconsolidated subsidiary (net of tax) instead of separately as revenues and expenses as they are shown for periods prior to January 1, 2010. The following pro forma results for the three and nine months ended September 30, 2009 are presented to provide for a meaningful comparison, along with the analyses on the following pages, of consolidated operating results in consideration of the deconsolidation of Oncor Holdings as discussed in Notes 1 and 3 to Financial Statements.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
		As Reported	Pro Forma Adjustments (a)	Pro Forma
	(millions of dollars)
Operating revenues	$2,607	$2,885	$(452)	$2,433
Fuel, purchased power costs and delivery fees	(1,400)	(870)	(317)	(1,187)
Net gain from commodity hedging and trading activities	992	123	—	123
Operating costs	(197)	(388)	228	(160)
Depreciation and amortization	(352)	(456)	147	(309)
Selling, general and administrative expenses	(187)	(277)	50	(227)
Franchise and revenue-based taxes	(24)	(94)	67	(27)
Impairment of goodwill	(4,100)	—	—	—
Other income	1,033	45	(10)	35
Other deductions	(4)	(32)	28	(4)
Interest income	—	18	(3)	15
Interest expense and related charges	(1,018)	(1,039)	75	(964)

Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(2,650)	(85)	(187)	(272)
Income tax (expense) benefit	(370)	31	56	87
Equity in earnings of unconsolidated subsidiaries (net of tax)	118	—	105	105

Net loss	(2,902)	(54)	(26)	(80)
Net income attributable to noncontrolling interests	—	(26)	26	—

Net loss attributable to EFH Corp.	$(2,902)	$(80)	$—	$(80)

(a)	All pro forma adjustments relate to Oncor Holdings and result in the presentation of the investment in Oncor Holdings under the equity method of accounting for the three months ended September 30, 2009.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
		As Reported	Pro Forma Adjustments (a)	Pro Forma
	(millions of dollars)
Operating revenues	$6,599	$7,366	$(1,219)	$6,147
Fuel, purchased power costs and delivery fees	(3,521)	(2,171)	(816)	(2,987)
Net gain from commodity hedging and trading activities	2,272	1,003	—	1,003
Operating costs	(623)	(1,171)	668	(503)
Depreciation and amortization	(1,043)	(1,286)	405	(881)
Selling, general and administrative expenses	(560)	(792)	138	(654)
Franchise and revenue-based taxes	(73)	(259)	185	(74)
Impairment of goodwill	(4,100)	(90)	—	(90)
Other income	1,278	71	(30)	41
Other deductions	(23)	(50)	32	(18)
Interest income	9	30	—	30
Interest expense and related charges	(3,092)	(2,136)	225	(1,911)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	(2,877)	515	(412)	103
Income tax expense	(336)	(254)	141	(113)
Equity in earnings of unconsolidated subsidiaries (net of tax)	240	—	217	217

Net income (loss)	(2,973)	261	(54)	207
Net income attributable to noncontrolling interests	—	(54)	54	—

Net income (loss) attributable to EFH Corp.	$(2,973)	$207	$—	$207

(a)	All pro forma adjustments relate to Oncor Holdings and result in the presentation of the investment in Oncor Holdings under the equity method of accounting for the nine months ended September 30, 2009.

Consolidated Financial Results — Three Months Ended September 30, 2010 Compared to Pro Forma Three Months Ended September 30, 2009

See comparison of results of the Competitive Electric segment for discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain from commodity hedging and trading activities, operating costs; depreciation and amortization, and franchise and revenue-based taxes.

SG&A expenses decreased $40 million, or 18%, to $187 million in 2010. The decline reflected decreases in both the Competitive Electric segment and Corporate and Other and was driven by $13 million in lower bad debt expense, $11 million in lower transition costs associated with outsourced support services, $5 million in lower marketing expenses and $3 million in lower employee compensation-related expense.

See Note 4 to Financial Statements for discussion of the $4.1 billion impairment of goodwill recorded in the Competitive Electric segment in 2010.

Other income totaled $1.033 billion in 2010 and $35 million in 2009. The 2010 amount included debt extinguishment gains totaling $1.023 billion (see discussion of debt exchanges and repurchases in Note 6 to Financial Statements). The 2009 amount included $23 million arising from the reversal of a use tax accrual recorded in purchase accounting related to periods prior to the Merger, which was triggered by a state ruling in the third quarter 2009. See Note 16 to Financial Statements for details of other income and deductions.

Interest income totaled $15 million in 2009 primarily representing interest on $465 million in collateral under a funding arrangement described in Note 11 to Financial Statements.

Interest expense and related charges increased $54 million to $1.018 billion in 2010 reflecting $43 million in higher unrealized mark-to-market net losses related to interest rate swaps and a $73 million decrease in capitalized interest due to completion of certain new generation facility construction activities, partially offset by a $37 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges, reflecting values attributed to earlier periods, as well as lower interest expense resulting from reduced debt under the liability management program as described above under “Significant Activities and Events.” Also see Note 16 to Financial Statements.

Income tax expense totaled $370 million in 2010 compared to an income tax benefit of $87 million in 2009. The effective tax rate was 25.5% and 32.0% in 2010 and 2009, respectively, excluding the effect of the $4.1 billion nondeductible goodwill impairment charge in 2010. The decrease in the rate was driven by a $146 million reversal of previously accrued interest related to uncertain income tax positions due to the expected resolution of matters related to the 1997-2002 tax audit (See Note 16 to Financial Statements).

Equity in earnings of unconsolidated subsidiaries (net of tax) totaled $118 million in 2010 compared to $105 million in 2009 reflecting a $17 million increase (which is before the effect of noncontrolling interests) in Oncor’s net income. The increase was driven by higher revenues, primarily due to rate increases and weather, and the effect of a $25 million write off of regulatory assets in 2009, partially offset by increased noncash expenses recognized as a result of the rate case.

Net loss attributable to EFH Corp. increased $2.822 billion to $2.902 billion in 2010.

•	Net loss in the Competitive Electric segment increased $3.666 billion to $3.710 billion.

•	Earnings from the Regulated Delivery segment increased $13 million to $118 million as discussed above.

•

Corporate and Other net income totaled $690 million in 2010 compared to net expenses of $141 million in 2009. The amounts in 2010 and 2009 include recurring interest expense on outstanding debt and notes payable to subsidiaries, as well as corporate general and administrative expenses. The $831 million change reflected debt extinguishment gains in 2010 totaling $659 million, the $121 million Corporate and Other portion of the 2010 reversal of previously accrued interest on uncertain tax positions discussed above, $20 million in lower SG&A expense primarily reflecting lower transition costs associated with outsourced support services and costs allocated to the competitive operations effective 2010 and $7 million decrease in interest expense driven by lower borrowings (all amounts after-tax).

Consolidated Financial Results — Nine Months Ended September 30, 2010 Compared to Pro Forma Nine Months Ended September 30, 2009

See comparison of results of the Competitive Electric segment for discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain from commodity hedging and trading activities, operating costs; depreciation and amortization, and franchise and revenue-based taxes.

SG&A expenses decreased $94 million, or 14%, to $560 million in 2010 driven by $57 million in lower transition costs associated with outsourced support services and the retail customer information system implemented in 2009, $13 million in lower employee compensation-related expense, and $9 million of accounts receivable securitization program fees that are reported as interest expense and related charges in 2010 (see Note 5 to Financial Statements).

See Note 4 to Financial Statements for discussion of the $4.1 billion impairment of goodwill recorded in the Competitive Electric segment in 2010. The $90 million impairment of goodwill recorded in 2009 largely related to the Competitive Electric segment and resulted from the completion of fair value calculations supporting a goodwill impairment charge recorded in the fourth quarter of 2008 as discussed in Note 3 to Financial Statements in the 2009 Form 10-K.

Other income totaled $1.278 billion in 2010 and $41 million in 2009. The 2010 amount included debt extinguishment gains totaling $1.166 billion (see discussion of debt exchanges and repurchases in Note 6 to Financial Statements), a $44 million gain on sale of land and related water rights and a $37 million gain on sale of interests in a natural gas gathering pipeline business. The 2009 amount included $23 million arising from the reversal of a use tax accrual recorded in purchase accounting related to periods prior to the Merger, which was triggered by a state ruling in the third quarter 2009. See Note 16 to Financial Statements for details of other income and deductions.

Interest income decreased $21 million, or 70%, to $9 million in 2010 reflecting lower interest in 2010 on $465 million in collateral under a funding arrangement, due to settlement of the arrangement as described in Note 11 to Financial Statements.

Interest expense and related charges increased $1.181 billion to $3.092 billion in 2010 reflecting a $542 million unrealized mark-to-market net loss related to interest rate swaps in 2010 compared to a $527 million net gain in 2009 and a $200 million decrease in capitalized interest due to completion of new generation facility construction activities, partially offset by $68 million in decreased noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges, reflecting values attributed to earlier periods, as well as lower interest expense resulting from reduced debt under the liability management program as described above under “Significant Activities and Events.” Also, see Note 16 to Financial Statements.

Income tax expense totaled $336 million in 2010 compared to $113 million in 2009. Excluding the effects of the $4.1 billion and $90 million nondeductible goodwill impairment charges in 2010 and 2009, respectively, the effective tax rates were 27.5% in 2010 and 58.5% in 2009. The decrease in the effective tax rate in 2010 reflected the $146 million favorable adjustment in the third quarter related to uncertain tax positions (see Note 16 to Financial Statements) net of the effect of an $8 million deferred tax charge in the first quarter related to the Patient Protection and Affordable Care Act (see Note 13 to Financial Statements). The effective tax rate in 2009 reflected the effect of interest accruals related to uncertain tax positions on a small income base.

Equity in earnings of unconsolidated subsidiaries (net of tax) totaled $240 million in 2010 compared to $217 million in 2009 reflecting a $32 million increase (which is before the effect of noncontrolling interests) in Oncor’s net income. The increase was driven by higher revenues, primarily due to rate increases and weather, and the effect of a $25 million write off of regulatory assets in 2009, partially offset by increased noncash expenses recognized as a result of the rate case.

Net earnings attributable to EFH Corp. decreased $3.180 billion to a loss of $2.973 billion in 2010.

•	Results in the Competitive Electric segment decreased $4.141 billion to a loss of $3.705 billion.

•	Earnings from the Regulated Delivery segment increased $23 million to $240 million as discussed above.

•

Corporate and Other net income totaled $492 million in 2010 compared to net expenses of $446 million in 2009. The amounts in 2010 and 2009 include recurring interest expense on outstanding debt and notes payable to subsidiaries, as well as corporate general and administrative expenses. The change of $938 million reflected $758 million in debt extinguishment gains in 2010, the $121 million Corporate and Other portion of the 2010 reversal of accrued interest on uncertain tax positions discussed above, $55 million in lower SG&A expense primarily reflecting lower transition costs associated with outsourced support services and costs allocated to the competitive operations effective 2010 and a $20 million goodwill impairment charge in 2009, partially offset by a $26 million increase in interest expense driven by higher borrowings and an $8 million deferred tax charge due to the implementation of the Patient Protection and Affordable Care Act (all amounts after-tax).

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

Competitive Electric Segment

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$2,607	$2,433	$6,599	$6,144
Fuel, purchased power costs and delivery fees	(1,400)	(1,187)	(3,521)	(2,987)
Net gain from commodity hedging and trading activities	992	123	2,272	1,003
Operating costs	(197)	(161)	(623)	(504)
Depreciation and amortization	(345)	(303)	(1,027)	(862)
Selling, general and administrative expenses	(183)	(192)	(546)	(555)
Franchise and revenue-based taxes	(24)	(27)	(72)	(74)
Impairment of goodwill	(4,100)	—	(4,100)	(70)
Other income	6	33	95	38
Other deductions	(3)	(7)	(14)	(22)
Interest income	23	21	65	40
Interest expense and related charges	(883)	(798)	(2,604)	(1,414)

Income (loss) before income taxes	(3,507)	(65)	(3,476)	737

Income tax (expense) benefit	(203)	21	(229)	(301)

Net income (loss)	$(3,710)	$(44)	$(3,705)	$436

Competitive Electric Segment

Sales Volume and Customer Count Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Sales volumes:

Retail electricity sales volumes – (GWh):
Residential	9,473	9,348	1.3	23,040	22,312	3.3
Small business (a)	2,417	2,598	(7.0)	6,392	6,228	2.6
Large business and other customers	4,294	4,049	6.1	11,738	10,905	7.6

Total retail electricity	16,184	15,995	1.2	41,170	39,445	4.4
Wholesale electricity sales volumes	14,011	10,126	38.4	37,359	30,180	23.8
Net sales (purchases) of balancing electricity to/from ERCOT	302	(38)	—	572	(304)	—

Total sales volumes	30,497	26,083	16.9	79,101	69,321	14.1

Average volume (kWh) per residential customer (b)	5,220	4,936	5.8	12,584	11,772	6.9

Weather (North Texas average) – percent of normal (c):

Cooling degree days	107.1%	97.1%	10.3	109.9%	102.2%	7.5
Heating degree days	—%	—%	—	132.1%	93.7%	41.0

Customer counts:

Retail electricity customers (end of period and in thousands) (d):
Residential				1,800	1,876	(4.1)
Small business (a)				228	273	(16.5)
Large business and other customers				22	23	(4.3)

Total retail electricity customers				2,050	2,172	(5.6)

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for the period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.
(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Operating revenues:

Retail electricity revenues:
Residential	$1,231	$1,272	(3.2)	$3,007	$3,048	(1.3)
Small business (a)	309	366	(15.6)	839	924	(9.2)
Large business and other customers	340	330	3.0	931	955	(2.5)

Total retail electricity revenues	1,880	1,968	(4.5)	4,777	4,927	(3.0)
Wholesale electricity revenues (b)	642	380	68.9	1,612	1,043	54.6
Net sales (purchases) of balancing electricity to/from ERCOT	(6)	(5)	(20.0)	(23)	(50)	54.0
Amortization of intangibles (c)	14	20	(30.0)	16	10	60.0
Other operating revenues	77	70	10.0	217	214	1.4

Total operating revenues	$2,607	$2,433	7.2	$6,599	$6,144	7.4

Net gain from commodity hedging and trading activities:

Unrealized net gains from changes in fair value	$979	$136	—	$2,255	$1,026
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the current period	(238)	(116)	—	(698)	(257)	—
Realized net gains on settled positions	251	103	—	715	234	—

Total gain	$992	$123	—	$2,272	$1,003	—

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are marked-to-market in net income, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, instead of the contract price. As a result, these line item amounts include a noncash component, which the company considers “unrealized.” (The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.) These amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reported in revenues	$42	$(11)	$10	$(135)
Reported in fuel and purchased power costs	(16)	(6)	48	79

Net gain (loss)	$26	$(17)	$58	$(56)

(c)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Competitive Electric Segment

Production, Purchased Power and Delivery Cost Data

	Three Months Ended September 30,			% Change	Nine Months Ended September 30,			% Change
	2010	2009			2010	2009
Fuel, purchased power costs and delivery fees ($ millions):

Nuclear fuel	$43	$30	(f)	43.3	$116	$88	(f)	31.8
Lignite/coal	246	175		40.6	678	474		43.0

Total baseload fuel	289	205		41.0	794	562		41.3
Natural gas fuel and purchased power (a)	580	431		34.6	1,294	953		35.8
Amortization of intangibles (b)	45	82	(f)	(45.1)	125	222	(f)	(43.7)
Other costs	46	39		17.9	152	145		4.8

Fuel and purchased power costs	960	757		26.8	2,365	1,882		25.7
Delivery fees (c)	440	430		2.3	1,156	1,105		4.6

Total	$1,400	$1,187		17.9	$3,521	$2,987		17.9

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:

Nuclear fuel	$8.13	$5.76	(f)	41.1	$7.84	$5.67	(f)	38.3
Lignite/coal (d)	18.24	16.53		10.3	19.18	16.49		16.3
Natural gas fuel and purchased power	54.33	47.99		13.2	49.56	44.06		12.5

Delivery fees per MWh	$27.13	$26.68		1.7	$28.01	$27.77		0.9

Production and purchased power volumes (GWh):

Nuclear	5,302	5,219		1.6	14,841	15,512		(4.3)
Lignite/coal	15,445	12,209		26.5	40,743	32,914		23.8

Total baseload generation	20,747	17,428		19.0	55,584	48,426		14.8
Natural gas-fueled generation	763	1,135		(32.8)	1,598	2,168		(26.3)
Purchased power	9,905	7,890		25.5	24,505	19,523		25.5

Total energy supply	31,415	26,453		18.8	81,687	70,117		16.5
Less line loss and power imbalances (e)	918	370		—	2,586	796		—

Net energy supply volumes	30,497	26,083		16.9	79,101	69,321		14.1

Baseload capacity factors:

Nuclear	104.4%	103.1%		1.3	98.5%	103.1%		(4.5)
Lignite/coal	89.7%	94.0%		(4.6)	82.0%	85.9%		(4.5)
Total baseload	93.2%	96.6%		(3.5)	86.0%	90.7%		(5.2)

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes delivery fee charges from Oncor.
(d)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.
(e)	Includes physical purchases and sales, the financial results of which are reported in commodity hedging and trading activities in the income statement.
(f)	Reflects reclassification to correct amortization.

Competitive Electric Segment – Financial Results — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operating revenues increased $174 million, or 7%, to $2.607 billion in 2010.

Wholesale electricity revenues increased $262 million, or 69%, to $642 million in 2010. A 38% increase in wholesale electricity sales volumes, primarily reflecting production from the new generation units and increased sales to third-party REPs, increased revenue $150 million. An 11% increase in average wholesale electricity prices, reflecting higher natural gas prices at the time underlying contracts were executed, increased revenues by $59 million. The balance of the revenue increase reflected unrealized gains in 2010 compared to unrealized losses in 2009 related to physical derivative commodity sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

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

Retail electricity revenues decreased $88 million, or 4%, to $1.880 billion and reflected the following:

•

Lower average pricing decreased revenues by $111 million reflecting declines in both the business and residential markets. Lower average pricing is reflective of competitive activity in a lower wholesale power price environment and a change in business customer mix.

•

A 1% increase in sales volumes increased revenues by $23 million. Residential sales volumes increased 1% reflecting greater average consumption driven by hotter weather, partially offset by a 4% decrease in customer count due to competitive activity. Business sales volumes increased 1% reflecting a change in customer mix resulting from contracts executed with new customers.

Fuel, purchased power costs and delivery fees increased $213 million, or 18%, to $1.4 billion in 2010. Higher purchased power costs contributed $131 million to the increase and reflected an increase of 26% in purchased volumes driven by increased unplanned generation unit outages and higher sales to third-party REPs, as well as higher prices driven by higher natural gas prices at the time underlying contracts were executed. Other factors contributing to the increase included $36 million in higher lignite/coal costs at existing plants, driven by higher transportation and commodity costs for purchased coal, $35 million in higher lignite fuel costs related to production from the new generation units, a $13 million increase in nuclear fuel expense reflecting increased prices, a $10 million increase in unrealized losses related to physical derivative commodity purchase contracts, a $10 million increase in delivery costs and a $5 million increase in natural gas costs driven by higher prices. These increases were partially offset by $37 million in lower amortization of the intangible net asset values (including the stepped-up value of nuclear fuel) resulting from purchase accounting and reflected expiration of commodity contracts and consumption of the nuclear fuel.

Overall baseload generation production increased 19% in 2010 driven by the production in 2010 from the new generation units.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities for the three months ended September 30, 2010 and 2009, which totaled $992 million and $123 million, respectively:

Three Months Ended September 30, 2010 — Unrealized mark-to-market net gains totaling $741 million included:

•

$750 million in net gains related to hedge positions, which includes $980 million in net gains from changes in fair value driven by the impact of lower forward natural gas prices on the value of positions in the long-term hedging program, and $230 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•	$9 million in net losses related to trading positions, which largely represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $251 million included:

•	$235 million in net gains related to positions that primarily hedged electricity revenues recognized in the period largely related to the long-term hedging program, and

•	$16 million in net gains related to trading positions.

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

Realized net gains totaling $103 million included:

•	$110 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$7 million in net losses related to trading positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $26 million in net gains in 2010 and $17 million in net losses in 2009.

Operating costs increased $36 million, or 22%, to $197 million in 2010. The increase reflected $26 million related to the new generation units. The balance of the increase reflected various base maintenance activities.

Depreciation and amortization increased $42 million, or 14%, to $345 million in 2010. The increase was driven by depreciation of the new generation units and associated mining operations.

SG&A expenses decreased $9 million, or 5%, to $183 million in 2010. The decrease reflected $13 million in lower bad debt expense reflecting 2009 delinquencies due to delays in final bills and disconnects resulting from a system conversion, $5 million in lower marketing expenses and $3 million in lower employee compensation-related expense, partially offset by $12 million of costs allocated from corporate in 2010, principally fees paid to the Sponsor Group and individually insignificant increases in various other expenses.

See Note 4 to Financial Statements for discussion of the $4.1 billion impairment of goodwill recorded in 2010.

Other income totaled $6 million in 2010 and $33 million in 2009. The 2009 amount included a $23 million reversal of a use tax accrual and a $6 million fee received related to an interest rate swap/commodity hedge derivative agreement. See Note 16 to Financial Statements for additional details.

Interest expense and related charges increased by $85 million to $883 million in 2010 reflecting a $73 million decrease in capitalized interest due to completion of certain new generation facility construction activities and a $43 million increase in unrealized mark-to-market net losses related to interest rate swaps, partially offset by a $37 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges.

Income tax expense totaled $203 million in 2010 compared to a benefit of $21 million in 2009. Excluding the $4.1 billion nondeductible goodwill impairment charge the effective tax rate was 34.2% in 2010, and the effective benefit rate was 32.3% on a loss in 2009. The 2010 effective rate reflected a portion of the reversal of interest accrued on uncertain tax positions discussed above. The 2009 rate was depressed by the interest accrued on such positions, reflecting the loss position.

Loss for the segment increased $3.666 billion to a loss of $3.710 billion in 2010 reflecting the $4.1 billion goodwill impairment charge and increased interest expense, partially offset by an increase in realized and unrealized net gains from commodity hedging and trading activities.

Competitive Electric Segment — Financial Results — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating revenues increased $455 million, or 7%, to $6.599 billion in 2010.

Wholesale electricity revenues increased $569 million, or 55%, to $1.612 billion in 2010. A 24% increase in wholesale electricity sales volumes, reflecting production from the new generation units and increased sales to third-party REPs, increased revenues by $280 million. A 10% increase in average wholesale electricity prices, reflecting higher natural gas prices at the time the underlying contracts were executed, increased revenues by $145 million. The balance of the revenue increase reflected unrealized gains in 2010 compared to unrealized losses in 2009 related to physical derivative commodity sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Retail electricity revenues decreased $150 million, or 3%, to $4.777 billion and reflected the following:

•

Lower average pricing decreased revenues by $366 million reflecting declines in both the business and residential markets. Lower average pricing is reflective of competitive activity in a lower wholesale power price environment and a change in business customer mix.

•

A 4% increase in sales volumes increased revenues by $216 million reflecting increases in both the business and residential markets. A 6% increase in business markets sales volumes reflected a change in customer mix resulting from contracts executed with new customers. Higher average consumption resulted in a 3% overall increase in residential sales volumes, reflecting colder winter weather and hotter summer weather, partially offset by a decline in residential customer counts.

Fuel, purchased power costs and delivery fees increased $534 million, or 18%, to $3.521 billion in 2010. Higher purchased power costs contributed $295 million to the increase and reflected increased volumes driven by increased planned and unplanned generation unit outages and higher retail demand, as well as increased prices driven by the effect of higher natural gas prices at the time the underlying contracts were executed. Other factors contributing to the increase included $105 million in lignite fuel costs related to production from the new generation units, $99 million in higher lignite/coal costs at existing plants, reflecting higher purchased coal transportation and commodity costs, $51 million in higher delivery fees, reflecting increased retail sales volumes and tariffs, a $31 million decrease in unrealized gains related to physical derivative commodity purchase contracts, a $28 million increase in nuclear fuel expense reflecting increased prices and a $12 million increase in natural gas and fuel oil costs driven by higher prices. These increases were partially offset by $97 million in lower amortization of the intangible net asset values (including the stepped-up value of nuclear fuel) resulting from purchase accounting and reflected expiration of commodity contracts and consumption of the nuclear fuel.

Overall baseload generation production increased 15% in 2010 reflecting a 24% increase in lignite/coal-fueled production, driven by production from new generation units, partially offset by a 4% decrease in nuclear production reflecting an unplanned transformer outage in January 2010 and year-to-year timing differences of planned outages.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities for the nine months ended September 30, 2010 and 2009, which totaled $2.272 billion and $1.003 billion, respectively:

Nine Months Ended September 30, 2010 — Unrealized mark-to-market net gains totaling $1.557 billion included:

•

$1.564 billion in net gains related to hedge positions, which includes $2.232 billion in net gains from changes in fair value driven by the impact of lower forward natural gas prices on the value of positions in the long-term hedging program, and $668 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$7 million in net losses related to trading positions, which includes $23 million in net gains from changes in fair value, and $30 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $715 million included:

•	$666 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, largely related to the long-term hedging program, and

•	$49 million in net gains related to trading positions.

Nine Months Ended September 30, 2009 — Unrealized mark-to-market net gains totaling $769 million included:

•

$750 million in net gains related to hedge positions, which includes $1.010 billion in net gains from changes in fair value, driven by the impact of lower forward natural gas prices on the value of positions in the long-term hedging program, and $260 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•

$19 million in net gains related to trading positions, which includes $16 million in net gains from changes in fair value and $3 million in net gains that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $234 million include:

•	$247 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$13 million in net losses related to trading positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $58 million in net gains in 2010 and $56 million in net losses in 2009.

Operating costs increased $119 million, or 24%, to $623 million in 2010. The increase reflected $71 million in incremental expense related to the new generation units and $26 million in outage-related costs at the Comanche Peak nuclear-fueled plant reflecting year-to-year timing of planned outage maintenance costs and the first quarter 2010 unplanned transformer-related outage. The balance of the increase reflected increased costs related to outages at the legacy lignite/coal operations and various individually insignificant increases.

Depreciation and amortization increased $165 million, or 19%, to $1.027 billion in 2010. The increase reflected $129 million in incremental expense related to the new generation units and associated mining operations. The balance of the increase was primarily driven by equipment additions.

SG&A expenses decreased $9 million, or 2%, to $546 million in 2010. The decrease reflected:

•	$23 million in lower transition costs associated with outsourced services and the retail customer information management system implemented in 2009;

•	$13 million in lower employee compensation-related expense in 2010; and

•	$9 million of accounts receivable securitization program fees that are reported in 2010 as interest expense and related charges (see Note 5 to Financial Statements),

partially offset by:

•	$35 million of costs allocated from corporate in 2010, principally fees paid to the Sponsor Group, and

•	$4 million in higher marketing expenses in 2010.

See Note 4 to Financial Statements for discussion of the $4.1 billion impairment of goodwill recorded in 2010. The $70 million impairment of goodwill recorded in 2009 resulted from the completion of fair value calculations supporting a goodwill impairment charge recorded in the fourth quarter of 2008 as discussed in Note 3 to Financial Statements in the 2009 Form 10-K.

Other income totaled $95 million in 2010 and $38 million in 2009. Other income in 2010 included a $44 million gain on the sale of land and related water rights and a $37 million gain associated with the sale of interests in a natural gas gathering pipeline business. The 2009 amount included a $23 million reversal of a use tax accrual. Other deductions totaled $14 million in 2010 and $22 million in 2009 and included a number of individually immaterial expenses. See Note 16 to Financial Statements for additional details.

Interest income increased $25 million, or 63%, to $65 million in 2010 reflecting higher notes receivable balances from affiliates.

Interest expense and related charges increased by $1.190 billion, or 84%, to $2.604 billion in 2010 reflecting a $542 million unrealized mark-to-market net loss related to interest rate swaps in 2010 compared to a $527 million net gain in 2009 and a $200 million decrease in capitalized interest due to completion of new generation facility construction activities, partially offset by a $68 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges.

Income tax expense totaled $229 million in 2010 compared to $301 million in 2009. Excluding the $4.1 billion and $70 million nondeductible goodwill impairment charges in 2010 and 2009, respectively, the effective tax rates were 36.7% and 37.3%, respectively. The decrease in the rate reflected a portion of the reversal of interest accrued on uncertain tax positions discussed above.

Results for the segment decreased $4.141 billion in 2010 to a loss of $3.705 billion reflecting the $4.1 billion goodwill impairment charge and increased interest expense, partially offset by an increase in net gains from commodity hedging and trading activities.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2010 and 2009. The net change in these assets and liabilities, excluding “other activity” as described below, represents the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 11 to Financial Statements). The portfolio consists primarily of economic hedges but also includes trading positions.

	Nine Months Ended September 30,
	2010	2009
Commodity contract net asset at beginning of period	$1,718	$430

Settlements of positions (a)	(642)	(314)

Changes in fair value (b)	2,255	1,026

Other activity (c)	39	63

Commodity contract net asset at end of period	$3,370	$1,205

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Represents unrealized gains and losses recognized, primarily related to positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”).
(c)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold and physical natural gas exchange transactions. 2010 amount includes $59 million related to net payment of option premiums and $19 million related to settlement of a power sales agreement, partially offset by $35 million for expired option premiums and $4 million in natural gas provided under physical gas exchange transactions. 2009 amount includes $28 million related to net payment of option premiums, $25 million in natural gas provided under physical gas exchange transactions and $15 million related to settlement of a power sales agreement, partially offset by $5 million for expired option premiums.

Unrealized gains and losses related to commodity contracts are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Unrealized gains/(losses) related to contracts marked-to-market	$765	$3	$1,613	$712

Ineffectiveness gains/(losses) related to cash flow hedges (a)	2	—	2	1

Total unrealized gains (losses) related to commodity contracts	$767	$3	$1,615	$713

(a)	Represents the reversal of previously recorded ineffectiveness upon settlement of such dedesignated hedges in 2010.

Following are the components of the net commodity contract asset as of September 30, 2010:

Amount of net asset arising from mark-to-market accounting	$3,374
Net liability associated with natural gas under physical gas exchange transactions	(4)

Net commodity contract asset	$3,370

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of September 30, 2010, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset as of September 30, 2010
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(144)	$(39)	$(1)	$—	$(184)
Prices provided by other external sources	1,300	1,875	129	—	3,304
Prices based on models	4	(16)	384	(118)	254

Total	$1,160	$1,820	$512	$(118)	$3,374

Percentage of total fair value	34%	54%	15%	(3)%	100%

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash provided by operating activities for the nine months ended September 30, 2010 and 2009 totaled $966 million and $1.743 billion, respectively. The decrease in cash provided of $777 million was driven by a $667 million effect of the amended accounting standard related to the accounts receivable securitization program (see Note 5 to Financial Statements), under which the $383 million of funding under the program upon the January 1, 2010 adoption is reported as a use of operating cash flows and a source of financing cash flows, with subsequent 2010 activity reported as financing, while the $284 million of funding in 2009 is reported as operating cash flows. The remaining decrease of $110 million reflected the deconsolidation of Oncor, partially offset by higher earnings from the competitive business as adjusted for noncash items, reflecting the contribution of the new generation units.

Cash used in financing activities totaled $1.167 billion in 2010 compared to cash provided of $420 million in 2009. These activities are summarized below (see Note 6 to Financial Statements):

	Nine Months Ended September 30,
	2010	2009
Net issuances, repayments and repurchases of borrowings	$(1,448)	$389
Net contributions from and distributions to noncontrolling interests	24	10
Net short-term borrowings under accounts receivable securitization program	228	—
Other	29	21

Total provided by (used in) financing activities	$(1,167)	$420

Cash used in investing activities decreased $1.820 billion driven by decreased capital expenditures and the return in 2010 of the collateral posted in 2009 related to interest rate swaps discussed in Note 11 to Financial Statements. These activities are summarized below:

	Nine Months Ended September 30,
	2010	2009
Capital expenditures, including nuclear fuel	$(793)	$(2,034)
Redemption of investment held in money market fund	—	142
Investment redeemed/(posted) with counterparty	400	(400)
Proceeds from sale of assets	141	41
Change in restricted cash	(31)	118
Other	(24)	6

Total used in investing activities	$(307)	$(2,127)

The decline in capital spending for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 reflected the deconsolidation of Oncor ($758 million capital expenditures in 2009) (see Note 3 to Financial Statements) in 2010 and a decrease in spending related to the construction of the now substantially complete new generation facilities.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $278 million and $312 million for the nine months ended September 30, 2010 and 2009, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice, and amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees, other income and interest expense and related charges.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the nine months ended September 30, 2010 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings (a)	Repayments and Repurchases (b)
TCEH	$107	$521
EFCH	—	3
EFIH	2,180	—
EFH Corp.	1,223	4,443

Total long-term	3,510	4,967

Total short-term – TCEH (c)	—	873

Total	$3,510	$5,840

(a)     Includes the following activities (see Note 6 to Financial Statements):

•   $500 million of EFH Corp. 10% Notes issued by EFH Corp., the proceeds of which may be used in debt exchanges or repurchases.

•   Principal increases in payment of accrued interest totaling $162 million and $107 million of EFH Corp. and TCEH Toggle Notes, respectively.

•   $561 million of EFH Corp. 10% Notes issued by EFH Corp. in debt exchanges.

•   $2.180 billion of EFIH 10% Notes issued by EFIH in debt exchanges.

(b)     Includes $3.976 billion of noncash retirements (including discounts captured on cash repurchases) as a result of 2010 debt exchange and repurchase transactions discussed in Note 6 to Financial Statements.

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

Available Liquidity — The following table summarizes changes in available liquidity for the nine months ended September 30, 2010 (excluding Oncor):

	Available Liquidity
	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$652	$1,161	$(509)
TCEH Revolving Credit Facility (a)	2,620	1,721	899
TCEH Letter of Credit Facility	410	399	11

Subtotal	$3,682	$3,281	$401
Short-term investment (b)	—	490	(490)

Total liquidity (c)	$3,682	$3,771	$(89)

(a)	As of September 30, 2010 and December 31, 2009, the TCEH Revolving Credit Facility includes $229 million and $141 million, respectively, of commitments from Lehman that are only available from the fronting banks and the swingline lender.
(b)	December 31, 2009 amount includes $425 million cash investment (including accrued interest) and $65 million in letters of credit posted related to certain interest rate and commodity hedge transactions. Pursuant to the related agreement, the collateral was returned in March 2010. See Note 11 to Financial Statements.
(c)	As of September 30, 2010 and December 31, 2009, total liquidity includes $693 million and $520 million, respectively, of cash received for “margin deposits related to commodity positions” and is net of cash totaling $196 million and $187 million, respectively, posted with counterparties as “margin deposits related to commodity positions.”

Note: Available liquidity in the future could benefit from additional exercises of the payment-in-kind (PIK) option on the EFH Corp. Toggle Notes and TCEH Toggle Notes, which for the remaining payment dates from November 2010 through November 2012 would avoid cash interest payments of approximately $605 million.

See Note 6 to Financial Statements for additional discussion of the credit facilities.

Pension and OPEB Plan Funding — Pension and OPEB plan funding is expected to total $43 million and $24 million, respectively, in 2010. Oncor is expected to fund approximately 88% of this amount consistent with its share of the pension liability. We made pension and OPEB contributions of $28 million and $17 million, respectively, in the nine months ended September 30, 2010, of which $40 million was contributed by Oncor.

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

EFH Corp. made its May 2010 interest payment and will make its November 2010 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $162 million in May 2010 and will further increase the aggregate principal amount of the notes by a currently estimated $32 million in November 2010 (excluding $130 million principal amount to be issued to EFIH as holder of $2.166 billion principal amount of EFH Corp. Toggle Notes acquired in the debt exchange completed in August 2010 that is eliminated in consolidation). The elections increased liquidity in May 2010 by an amount equal to $152 million and will further increase liquidity in November 2010 by an amount equal to a currently estimated $30 million (excluding $122 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes in May 2010 and November 2010, respectively.

Similarly, TCEH made its May 2010 interest payment and will make its November 2010 interest payment on the TCEH Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the notes by approximately $110 million in May 2010, including $3 million principal amount paid to EFH Corp. and eliminated in consolidation, and will further increase the aggregate principal amount of the notes by $102 million in November 2010, including $4 million principal amount paid to EFH Corp. and eliminated in consolidation. The elections increased liquidity in May 2010 by an amount equal to $100 million and will further increase liquidity in November 2010 by an amount equal to an estimated $91 million, constituting the amounts of cash interest that otherwise would have been payable on the notes in May 2010 and November 2010, respectively.

See Note 6 to Financial Statements for discussion of debt repurchase and exchange transactions in 2010 that resulted in redemption of portions of the outstanding principal of the EFH Corp. and TCEH Toggle Notes held by unaffiliated parties that are reflected in the amounts related to the May 2010 and November 2010 PIK elections.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, as of September 30, 2010, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. See Note 6 to Financial Statements for more information about this facility.

As of September 30, 2010, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$193 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $183 million posted as of December 31, 2009;

•

$690 million in cash has been received from counterparties, net of $3 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $516 million received, net of $4 million in cash posted, as of December 31, 2009;

•	$325 million in letters of credit have been posted with counterparties, as compared to $379 million posted as of December 31, 2009, and

•	$44 million in letters of credit have been received from counterparties, as compared to $44 million received as of December 31, 2009.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of September 30, 2010, restricted cash collateral held totaled $31 million. See Note 16 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of September 30, 2010, approximately 450 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped TCEH Commodity Collateral Posting Facility supports the collateral posting requirements related to substantially all of these transactions.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total approximately $60 million, and refunds of federal income taxes are expected to total approximately $30 million in the next 12 months. Payments in the nine months ended September 30, 2010 totaled $64 million.

Accounts Receivable Securitization Program — TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). As discussed in Note 1 to Financial Statements, in accordance with amended transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $228 million and $383 million as of September 30, 2010 and December 31, 2009, respectively. See Note 5 to Financial Statements for a more complete description of the program including amendments to the program in June 2010, the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Distributions from Oncor — Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 8 to Financial Statements.)

In January 2009, the PUCT awarded CREZ construction projects to Oncor. See discussion below under “Regulatory Matters – Oncor Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, we expect distributions to EFH Corp. from Oncor will be substantially reduced during the CREZ construction period.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of our financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of September 30, 2010, we were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on the liquidity and operations of EFH Corp. and its subsidiaries.

Adjusted EBITDA (as used in the restricted payments covenant contained in the indenture governing the EFH Corp. Senior Secured Notes) for the twelve months ended September 30, 2010 totaled $5.195 billion for EFH Corp. See Exhibits 99(b), 99(c) and 99(d) for a reconciliation of net income to Adjusted EBITDA for EFH Corp., TCEH and EFIH, respectively, for the nine and twelve months ended September 30, 2010 and 2009.

The following table summarizes TCEH’s secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp., EFIH and TCEH that are applicable under certain other covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the EFH Corp. Senior Notes, the EFH Corp. Senior Secured Notes and the EFIH Notes as of September 30, 2010 and December 31, 2009 and the corresponding maintenance and other covenant threshold levels as of September 30, 2010:

	September 30, 2010		December 31, 2009	Threshold Level as of September 30, 2010
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	4.84 to 1.00		4.76 to 1.00	Must not exceed 7.00 to 1.00 (b)

Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0		1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0		1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (c)	(d	)	53.8 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0		1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.5 to 1.0		1.5 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	8.5 to 1.0		9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.6 to 1.0		1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.3 to 1.0		1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	8.5 to 1.0		9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	14.3 to 1.0		3.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	(d	)	53.8 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	5.5 to 1.0		4.4 to 1.0	Equal to or less than 6.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0		1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	7.9 to 1.0		8.4 to 1.0	Equal to or less than 6.5 to 1.0

(a)	In accordance with the terms of the TCEH Senior Secured Facilities and as the result of the new Sandow and first Oak Grove generating units achieving average capacity factors of greater than or equal to 70% for the three months ended March 31, 2010, the maintenance covenant as of September 30, 2010 includes pro forma twelve months Adjusted EBITDA for the units and the proportional amount of outstanding debt under the Delayed Draw Term Loan (see Note 6 to Financial Statements) applicable to the two units.
(b)	Threshold level will decrease to a maximum of 6.75 to 1.00 effective December 31, 2010 and 6.50 to 1.00 effective December 31, 2011. Calculation excludes debt that ranks junior to the TCEH Senior Secured Facilities.
(c)	Although EFIH currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indenture governing the EFIH Notes, EFIH’s ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes.
(d)	EFIH meets the ratio threshold. Because EFIH’s interest income exceeds interest expense, the result of the ratio calculation is not meaningful.
(e)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.
(f)	The EFIH fixed charge coverage ratio for non-EFH Corp. payments includes the results of Oncor Holdings and its subsidiaries. The EFIH fixed charge coverage ratio for EFH Corp. payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of September 30, 2010, counterparties to those contracts could have required TCEH to post up to an aggregate of $8 million in additional collateral. This amount largely represents the below market terms of these contracts as of September 30, 2010; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of September 30, 2010, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $28 million, with $14 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of September 30, 2010, TCEH posted letters of credit in the amount of $84 million, which are subject to adjustments. See “Regulatory Matters – Certification of REPs.”

The RRC has rules in place to assure adequate credit worthiness of parties that have mining reclamation obligations. Under these rules, should the RRC determine that the credit worthiness of Luminant Generation Company LLC (a subsidiary of TCEH) is not sufficient to support its reclamation obligations, TCEH may be required to post cash or letter of credit collateral support in an amount currently estimated to be approximately $650 million to $900 million. The actual amount (if required) could vary depending upon numerous factors, including Luminant Generation Company LLC’s credit worthiness and the level of mining reclamation obligations.

ERCOT has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $36 million as of September 30, 2010 (which is subject to weekly adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($21.310 billion as of September 30, 2010) under such facilities.

The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes and TCEH Senior Secured Second Lien Notes.

Under the terms of a TCEH rail car lease, which had $45 million in remaining lease payments as of September 30, 2010 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of a TCEH rail car lease, which had $51 million in remaining lease payments as of September 30, 2010 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

The indentures governing the EFH Corp. Senior Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Secured Notes.

Each of the indentures governing the EFIH Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFIH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

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

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with an aggregate derivative liability of $1.755 billion as of September 30, 2010 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

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

REGULATORY MATTERS

Regulatory Investigations and Reviews

See Note 7 to Financial Statements.

Certification of REPs

In April 2009, the PUCT finalized a rule relating to the Certification of Retail Electric Providers. The rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the potential insolvency of REPs. The rule, among other things, increases creditworthiness and financial reporting requirements for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the new financial requirements, TXU Energy filed an amended certification, which became effective in March 2010. As a result, TCEH posted letters of credit in March 2010 totaling $84 million with the PUCT securing its payment obligations to TDUs, and is no longer required to reserve liquidity for such purposes. Liquidity reserved as of December 31, 2009 totaled $228 million.

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

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various nodes on the transmission grid instead of across the geographic zones. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. The implementation of a nodal market is scheduled for December 2010. While we cannot predict the ultimate impact of the proposed nodal wholesale market design on our operations or financial results, such change could ultimately have an adverse impact on the profitability and value of our competitive business, particularly if such change results in lower revenue due to lower wholesale power prices, increased costs or increased collateral posting requirements with ERCOT.

In 2010, ERCOT began conducting market testing activities in preparation for the December 2010 transition to the nodal market design. These testing activities have included certifying qualified scheduling entities (QSEs) to participate in the day-ahead and real-time markets, conducting market-wide tests of ERCOT’s nodal operation systems to deploy generation resources to maintain grid frequency, holding mock auctions related to CRRs and conducting simulations of day-ahead market operations with market participants. In addition to these operational market testing activities, ERCOT has provided simulated full financial settlement and calculation of simulated credit exposure and collateral requirements for each simulated operating day. We have participated in these activities and are currently fully certified for participating in both the day-ahead market and real-time operations. Additionally, all of our operational and mothballed generation assets and our QSEs have completed certification for operation in the nodal market. In October 2010, ERCOT’s board authorized nodal implementation to commence on December 1, 2010.

Oncor Matters with the PUCT

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings of a Merger-related Joint Report and Application with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel has appealed that ruling. Oncor filed the rate case with the PUCT in June 2008, and the PUCT issued a final order with respect to the rate case in August 2009 as discussed in the 2009 Form 10-K. Oncor and four other parties appealed various portions of the rate case final order to a state district court. Oral argument was held on October 19, 2010. The judge has taken the matter under advisement, and Oncor anticipates receiving a ruling in November 2010.

Transmission Rates (PUCT Docket Nos. 37882, 38460 and 38495) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In January 2010, an application was filed to increase the TCRF, which was administratively approved in February 2010 and became effective March 1, 2010. This application is expected to increase annualized revenues by $13 million. In July 2010, an application was filed to increase the TCRF. It was administratively approved in August 2010 and became effective September 1, 2010. This application is expected to increase Oncor’s annualized revenues by $15 million.

In July 2010, Oncor filed an application for an interim update of its wholesale transmission rate, and the PUCT approved the new rate effective September 29, 2010. Oncor’s annualized revenues are expected to increase by an estimated $43 million with $27 million of this increase recoverable through transmission rates charged to wholesale customers and the remaining $16 million recoverable from REPs through the TCRF component of Oncor’s delivery rates.

PUCT Rulemaking — The PUCT has published rule changes in two proceedings that would impact transmission rates. In the first proceeding (PUCT Project No. 37909), the PUCT approved the proposal for adoption at its September 29, 2010 open meeting, which changes the TCRF rule to allow for more complete cost recovery of wholesale transmission charges incurred by distribution service providers. Previously, increased wholesale transmission charges were recoverable by distribution service providers, effective with the March 1 and September 1 TCRF updates, but distribution service providers could not recover increased charges incurred prior to such updates. TCRF filings are still effective March 1 and September 1, but distribution service providers will be allowed to include wholesale transmission charges based on the effective date of the wholesale transmission rate changes. In the second proceeding (PUCT Project No. 37519), the PUCT approved the proposal for adoption at its July 30, 2010 open meeting, making changes to the wholesale transmission rules to allow transmission service providers to update their wholesale transmission rates twice in a calendar year, as compared to once per year under the previous rules, providing more timely recovery of incremental capital investment. Other changes included in this rule (i) tie the effective date of the biannual update portion of the rule to the effective date of the TCRF rule in Project No. 37909, (ii) require the PUCT to consider the effects of reduced regulatory lag when setting rates in the next full rate case and (iii) provide for administrative approval of uncontested interim wholesale transmission rate applications.

Application for 2011 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 38217) — In April 2010, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2011. PUCT rules require Oncor to make an annual EECRF filing by May 1 for implementation at the beginning of the next calendar year. In September 2010, the PUCT ruled that Oncor will be allowed to recover $51 million through its 2011 EECRF, including $45 million for 2011 program costs and an $11 million performance bonus based on 2009 results as well as a $5 million reduction for over-recovery of 2009 costs, as compared to $54 million recovered through its 2010 EECRF. The resulting monthly charge for residential customers will be $0.91, as compared to the 2010 residential charge of $0.89 per month.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded approximately $1.3 billion of CREZ construction projects to Oncor (PUCT Docket Nos. 35665 and 37902). The projects involve the construction of transmission lines to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. The cost estimates for the CREZ construction projects were based upon cost analyses prepared by ERCOT in April 2008. Based on the selection of final routes for the three default and nine priority projects, identification of additional costs not included in the original ERCOT estimate (e.g., wind interconnection facilities and required modifications to existing facilities) and Oncor’s preferred routes for the remaining five subsequent projects, Oncor currently estimates that the cost of these projects will be approximately $1.75 billion. Individual project costs could change based on final route specifications for the subsequent projects determined by the PUCT. In addition, ERCOT is currently performing a study to determine what additional facilities need to be built to provide additional voltage support to the state’s transmission grid as a result of CREZ, and the outcome of this study could result in additional CREZ project costs. Oncor cannot estimate those additional costs at this time. It is expected that ERCOT will release the results of the study by the end of 2010. As of September 30, 2010, Oncor’s cumulative CREZ-related capital expenditures totaled $256 million, including $142 million during the nine months ended September 30, 2010. It is expected that the necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

In October 2009, the PUCT initiated a proceeding (Docket No. 37567) to determine whether there was sufficient financial commitment from generators of renewable energy to grant Certificates of Convenience and Necessity for transmission facilities located in two areas in the panhandle of Texas designated as CREZs. Three of the CREZ transmission projects awarded to Oncor are located in the two CREZs that are the subject of the proceeding. The estimated cost of these three transmission projects is approximately $380 million and is included in the $1.75 billion estimate above. In July 2010, a stipulation and proposed order was filed that would allow these projects to proceed. The PUCT approved the proposed order and issued its written order on July 30, 2010.

In July 2009, the City of Garland, Texas filed an Original Petition and Application for Stay and Injunction in the 200th District Court of Travis County, Texas seeking judicial review and a stay of the PUCT’s March 2009 written order selecting transmission service providers (including Oncor) to build CREZ transmission facilities. In January 2010, the district court issued an order reversing the PUCT’s order and remanding it to the PUCT for action consistent with the court’s opinion. The district court order did not contain a stay or injunction and severed the City of Garland’s requests for declaratory and injunctive relief. In February 2010, the PUCT issued orders that severed certain of the CREZ transmission projects awarded to Oncor and others from its consideration of the remand of the written order (PUCT Docket No. 37928) and suspended the schedule sequencing CREZ projects subsequent to CREZ priority projects (PUCT Docket No. 36802). In April 2010, the PUCT issued an order in Docket No. 36802 establishing the sequencing for CREZ projects subsequent to priority projects, which did not affect Oncor other than resulting in the schedule for Oncor to file CCN applications for its five CREZ subsequent projects between May and September 2010 as compared to the original March to May 2010 timeframe. That order excludes two CREZ subsequent projects that had been originally awarded to Lower Colorado River Authority, and the PUCT opened Docket No. 38045 to award these two projects. In July 2010, the City of Garland and South Texas Electric Cooperative filed a participation agreement regarding these two projects. In September 2010, the PUCT awarded the projects to the City of Garland and South Texas Electric Cooperative.

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

Mine Safety Disclosures — Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

Safety is a top priority in all our businesses, and accordingly, it is a key component of our focus on operational excellence, our employee performance reviews and employee compensation. Our health and safety program objectives are to prevent workplace accidents to ensure all employees return home safely and comply with all regulations.

We currently own and operate 12 surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act) as well as other regulatory agencies such as the RRC. The MSHA inspects US mines, including ours, on a regular basis and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed to the Federal Mine Safety and Health Review Commission (FMSHRC), which often results in a reduction of the severity and amount and sometimes results in dismissal. The number of citations, orders and proposed assessments vary depending on the size of the mine as well as other factors.

Disclosures related to specific mines pursuant to Section 1503 of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act sourced from data documented as of October 7, 2010 in the MSHA Data Retrieval System for the three months ended September 30, 2010 (except pending legal actions, which are as of September 30, 2010) are as follows:

Mine (a)	Section 104 S and S Citations (b)	Proposed MSHA Assessments ($ thousands) (c)	Pending Legal Action (d)
Beckville	1	1	1
Big Brown	1	2	1
Kosse	—	1	—
Oak Hill	4	—	1
Sulphur Springs	2	1	2
Tatum	—	—	1
Three Oaks	1	3	—
Winfield South	1	3	1

(a)	Excludes mines for which there were no applicable events.
(b)	Includes MSHA citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
(c)	Total dollar value for proposed assessments received from MSHA for all citations and orders issued in the three months ended September 30, 2010, including but not limited to Sections 104, 107 and 110 citations and orders that are not required to be reported.
(d)	Pending actions before the FMSHRC involving a coal or other mine.

During the three months ended September 30, 2010, our mining operations received no citations, orders or written notices under Sections 104(b), 104(d), 104(e), 107(a) or 110(b)(2) of the Mine Act, and they experienced no fatalities.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions affecting factors such as commodity prices and interest rates, that may be experienced in the ordinary course of business. Our exposure to market risk is affected by a number of factors, including the size, duration and composition of our energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to manage interest rate risk related to debt, as well as exchange traded, over-the-counter contracts and other contractual arrangements to manage commodity price risk.

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

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Month-end average Trading VaR:	$3	$4

Month-end high Trading VaR:	$4	$7

Month-end low Trading VaR:	$1	$2

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Month-end average MtM VaR:	$450	$1,050

Month-end high MtM VaR:	$621	$1,470

Month-end low MtM VaR:	$321	$638

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

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Month-end average EaR:	$507	$1,088

Month-end high EaR:	$662	$1,511

Month-end low EaR:	$404	$676

The decreases in the risk measures (MtM VaR and EaR) above were primarily driven by changes in market volatility and underlying commodity prices.

Interest Rate Risk

As of September 30, 2010, the potential reduction of annual pretax earnings due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $40 million, taking into account the interest rate swaps discussed in Note 6 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $3.251 billion as of September 30, 2010. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of September 30, 2010 include $885 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $71 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of September 30, 2010, the exposure to credit risk from these counterparties totaled $2.366 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $714 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.652 billion increased $355 million in the nine months ended September 30, 2010, reflecting the increase in derivative assets related to the long-term hedging program due to the decline in forward natural gas prices, partially offset by the return of the $400 million in collateral discussed in Note 11 to Financial Statements.

Of this $1.652 billion net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of September 30, 2010 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. See Note 11 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$2,333	$712	$1,621	$1,576	$757	$—	$2,333
Noninvestment grade	33	2	31	31	2	—	33

Totals	$2,366	$714	$1,652	$1,607	$759	$—	$2,366

Investment grade	98.6%		98.1%
Noninvestment grade	1.4%		1.9%

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

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented 49% and 29% of the net $1.652 billion exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of our business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

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

•	allowed prices;

•	allowed rates of return;

•	permitted capital structure;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of fossil-fueled generating facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies;

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives, and

•	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against changes in commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	financial restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on our debt instruments;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	our ability to effectively execute our operational strategy, and

•	our ability to implement cost reduction initiatives.

Any forward-looking statement speaks only as of the date on which it is made, and except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

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

Other than the risk factor presented below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K and in Item 1A of EFH Corp.’s quarterly report on Form 10-Q for the six months ended June 30, 2010 (June 2010 10-Q), except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2009 Form 10-K and June 2010 10-Q. The risk factor below updates, and should be read in conjunction with, the risk factors disclosed in the 2009 Form 10-K and June 2010 10-Q.

Our cost of compliance with environmental laws and regulations and our commitments, and the cost of compliance with new environmental laws, regulations or commitments, could materially adversely affect our financial condition, liquidity and results of operations.

We are subject to extensive environmental regulation by governmental authorities, including the EPA and the TCEQ. In operating our facilities, we are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits. We may incur significant additional costs beyond those currently contemplated to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements.

The EPA has recently completed several regulatory actions establishing new requirements for control of certain emissions from sources that include coal-fueled generation facilities. It is also currently considering several other regulatory actions, as well as contemplating future additional regulatory actions, in each case that may affect our coal-fueled generation facilities. There is no assurance that the currently-installed emissions control equipment at our coal-fueled generation facilities will satisfy the requirements under any future EPA or TCEQ regulations. Some of the potential EPA or TCEQ regulatory actions could require us to install significant additional control equipment, resulting in material costs of compliance for our generation units, including capital expenditures and higher operating costs. These costs could result in material adverse effects on our financial condition, liquidity and results of operations.

In conjunction with the building of three new generation units, we have committed to reduce emissions of mercury, nitrogen oxide and sulfur dioxide through the installation of emissions control equipment at both the new and existing lignite-fueled generation units. We may incur significantly greater costs than those contemplated in order to achieve this commitment.

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

Item 6.	Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4(a)	1-12833 Form 8-K (filed October 8, 2010)	4.1	–	Indenture, dated as of October 6, 2010, among TCEH, TCEH Finance, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

4(b)	1-12833 Form 8-K (filed October 26, 2010)	4.1	–	First Supplemental Indenture, dated as of October 20, 2010, to the Indenture, dated as of October 6, 2010, among TCEH, TCEH Finance, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

4(c)	1-12833 Form 8-K (filed October 8, 2010)	4.2	–	Registration Rights Agreement, dated as of October 6, 2010, by and among the Exchange Holder, TCEH, TCEH Finance and the Guarantors named therein

4(d)	1-12833 Form 8-K (filed October 26, 2010)	4.2	–	Registration Rights Agreement, dated as of October 20, 2010, by and among the Initial Purchasers, TCEH, TCEH Finance and the Guarantors named therein

4(e)	1-12833 Form 8-K (filed July 30, 2010)	99.1	–	Third Supplemental Indenture, dated as of July 29, 2010, to Indenture dated as of October 31, 2007, relating to EFH Corp.’s 10.875% Senior Notes due 2017 and 11.250%/12.000% Senior Toggle Notes due 2017

4(f)	1-12833 Form 8-K (filed August 18, 2010)	4.1	–	Indenture, dated as of August 17, 2010, among EFIH, EFIH Finance and The Bank of New York Mellon Trust Company, N.A.

4(g)	333-100240 Form 8-K (filed September 3, 2010)	10.1	–	Second Amendment to Deed of Trust, Security Agreement and Fixture Filing, dated as of September 3, 2010, by and between Oncor, as grantor, to and for the benefit of The Bank of New York Mellon, as collateral agent

4(h)	333-100240 Form 8-K (filed September 16, 2010)	4.1	–	Officer’s Certificate, dated September 13, 2010, establishing the terms of Oncor’s 5.25% Senior Secured Notes due 2040

4(i)	333-100240 Form 8-K (filed September 16, 2010)	4.2	–	Registration Rights Agreement, dated September 13, 2010, among Oncor and the representatives of the initial purchasers of Oncor’s 5.25% Senior Secured Notes due 2040

4(j)	333-100240 Form 8-K (filed October 12, 2010)	4.1	–	Officer’s Certificate, dated October 8, 2010, establishing the terms of Oncor’s 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020

Exhibits	Previously Filed With File Number*	As Exhibit

4(k)	333-100240 Form 8-K (filed October 12, 2010)	4.2	–	Registration Rights Agreement, dated October 8, 2010, among Oncor and the dealer managers named therein

10	Material Contracts

10(a)	1-12833 Form 8-K (filed October 8, 2010)	4.3	–	Second Lien Pledge Agreement, dated as of October 6, 2010, among the Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent

10(b)	1-12833 Form 8-K (filed October 8, 2010)	4.4	–	Second Lien Security Agreement, dated as of October 6, 2010, among TCEH, TCEH Finance, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A.

10(c)	1-12833 Form 8-K (filed October 8, 2010)	4.5	–	Intercreditor Agreement, dated as of October 6, 2010, among TCEH, TCEH Finance, the Guarantors, The Bank of New York Mellon Trust Company, N.A., in its capacity as collateral agent under the Indenture, and Citibank, N.A., in its capacity as administrative agent under the TCEH Senior Secured Credit Facilities

31	Rule 13a – 14(a)/15d – 14(a) Certifications

31(a)			–	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			–	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32(a)			–	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			–	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)			–	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2010.

99(b)			–	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2010 and 2009.

Exhibits	Previously Filed With File Number*	As Exhibit

99(c)			–	TCEH Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2010 and 2009.

99(d)			–	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2010 and 2009.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: October 28, 2010