Form 10-Q
period 2011-03-31
Energy Future Holdings Corp /TX/
filed 2011-04-29
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   Ö      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No      (The registrant is not currently required to submit such files.)

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

As of April 28, 2011, there were 1,672,312,118 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

Energy Future Holdings Corp.’s (EFH Corp.) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the EFH Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFH Corp. has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-Q and other Securities and Exchange Commission filings of EFH Corp. and its subsidiaries occasionally make references to EFH Corp. (or “we,” “our,” “us” or “the company”), EFCH, EFIH, TCEH, TXU Energy, Luminant, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company’s financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Form 10-K	EFH Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010

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

CFTC	Commodity Futures Trading Commission

CPNPC

Refers to Comanche Peak Nuclear Power Company LLC, which was formed by subsidiaries of TCEH (holding an 88% equity interest) and Mitsubishi Heavy Industries Ltd. (MHI) (holding a 12% equity interest) for the purpose of developing two new nuclear generation units and obtaining a combined operating license from the NRC for the units.

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

EFIH Notes

Refers collectively to EFIH’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes) and 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

IRS	US Internal Revenue Service

kWh	kilowatt-hours

Lehman	Refers to certain subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in 2008.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

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

TCEH Senior Secured Notes	Refers to TCEH’s 11.5% Senior Secured Notes due October 1, 2020.

TCEH Senior Secured Second Lien Notes	Refers collectively to TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021 and TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021, Series B.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission

Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of its subsidiaries or any member of the Sponsor Group.

v

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

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)

Operating revenues	$1,672	$1,999
Fuel, purchased power costs and delivery fees	(830)	(1,047)
Net gain (loss) from commodity hedging and trading activities	(94)	1,213
Operating costs	(216)	(197)
Depreciation and amortization	(369)	(342)
Selling, general and administrative expenses	(165)	(187)
Franchise and revenue-based taxes	(21)	(22)
Other income (Note 15)	41	33
Other deductions (Note 15)	(4)	(11)
Interest income	2	10
Interest expense and related charges (Note 15)	(643)	(954)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	(627)	495

Income tax (expense) benefit	215	(203)

Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 2)	50	63

Net income (loss)	$(362)	$355

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)

Net income (loss)	$(362)	$355

Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $3 and $2)	5	4
Cash flow hedges — derivative value net loss related to hedged transactions recognized during the period and reported in net income (net of tax benefit of $4 and $10)	7	19

Total other comprehensive income	12	23

Comprehensive income (loss)	$(350)	$378

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net income (loss)	$(362)	$355
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	451	435
Deferred income tax expense (benefit) – net	(255)	220
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	316	(993)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps (Note 6)	(142)	107
Interest expense on toggle notes payable in additional principal (Notes 6 and 15)	57	139
Equity in earnings of unconsolidated subsidiaries	(50)	(63)
Distributions of earnings from unconsolidated subsidiaries	16	30
Debt extinguishment gains (Note 6)	—	(14)
Bad debt expense (Note 5)	14	36
Accretion expense related to asset retirement and mining reclamation obligations	13	13
Stock-based incentive compensation expense	—	9
Losses on dedesignated cash flow hedges (interest rate swaps)	10	29
Other, net	(3)	(7)
Changes in operating assets and liabilities:
Impact of accounts receivable securitization program (Note 5)	—	(383)
Margin deposits – net	84	45
Other operating assets and liabilities	179	144

Cash provided by operating activities	328	102

Cash flows — financing activities:
Issuances of long-term debt (Note 6)	—	500
Repayments/repurchases of long-term debt (Note 6)	(71)	(132)
Net short-term borrowings under accounts receivable securitization program (Note 5)	5	393
Increase (decrease) in other short-term borrowings (Note 6)	(222)	(700)
Decrease in note payable to unconsolidated subsidiary	(9)	(9)
Contributions from noncontrolling interests	6	6
Debt exchange and issuance costs	—	(10)
Other, net	(1)	9

Cash provided by (used in) financing activities	(292)	57

Cash flows — investing activities:
Capital expenditures	(149)	(328)
Nuclear fuel purchases	(98)	(44)
Investment redeemed from derivative counterparty (Note 11)	—	400
Proceeds from sale of environmental allowances and credits	1	3
Purchases of environmental allowances and credits	(4)	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	734	564
Investments in nuclear decommissioning trust fund securities	(738)	(568)
Other, net	14	(13)

Cash provided by (used in) investing activities	(240)	9

Net change in cash and cash equivalents	(204)	168

Effect of deconsolidation of Oncor Holdings	—	(29)

Cash and cash equivalents — beginning balance	1,534	1,189

Cash and cash equivalents — ending balance	$1,330	$1,328

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,330	$1,534
Restricted cash (Note 15)	36	33
Trade accounts receivable — net (includes $515 and $612 in pledged amounts related to a VIE (Notes 3 and 5))	780	999
Inventories (Note 15)	394	395
Commodity and other derivative contractual assets (Note 11)	2,474	2,732
Margin deposits related to commodity positions	100	166
Other current assets	78	60

Total current assets	5,192	5,919

Restricted cash (Note 15)	1,135	1,135
Receivables from unconsolidated subsidiary (Note 13)	1,460	1,463
Investments in unconsolidated subsidiary (Note 2)	5,588	5,544
Other investments (Note 15)	708	697
Property, plant and equipment — net (Note 15)	20,170	20,366
Goodwill (Note 4)	6,152	6,152
Identifiable intangible assets — net (Note 4)	2,363	2,400
Commodity and other derivative contractual assets (Note 11)	1,754	2,071
Other noncurrent assets, principally unamortized debt issuance costs	607	641

Total assets	$45,129	$46,388

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $101 and $96 related to a VIE (Notes 3 and 6))	$1,004	$1,221
Long-term debt due currently (Note 6)	463	669
Trade accounts payable	492	681
Payables due to unconsolidated subsidiary (Note 13)	244	254
Commodity and other derivative contractual liabilities (Note 11)	2,000	2,283
Margin deposits related to commodity positions	649	631
Accumulated deferred income taxes	8	11
Accrued interest	671	411
Other current liabilities	317	442

Total current liabilities	5,848	6,603

Accumulated deferred income taxes	5,102	5,350
Commodity and other derivative contractual liabilities (Note 11)	749	869
Notes or other liabilities due to unconsolidated subsidiary (Note 13)	393	384
Long-term debt, less amounts due currently (Note 6)	34,370	34,226
Other noncurrent liabilities and deferred credits (Note 15)	4,922	4,867

Total liabilities	51,384	52,299

Commitments and Contingencies (Note 7)

Equity (Note 8):
EFH Corp. shareholders’ equity	(6,340)	(5,990)
Noncontrolling interests in subsidiaries	85	79

Total equity	(6,255)	(5,911)

Total liabilities and equity	$45,129	$46,388

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFH Corp., a Texas corporation, is a Dallas-based holding company with operations consisting principally of our TCEH and Oncor subsidiaries. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. Oncor is a majority (approximately 80%) owned subsidiary engaged in regulated electricity transmission and distribution operations in Texas. As discussed in Note 3, Oncor (and its majority owner, Oncor Holdings) are not consolidated in EFH Corp.’s financial statements as a result of amended consolidation accounting standards related to variable interest entities (VIEs) effective January 1, 2010.

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

We have two reportable segments: the Competitive Electric segment, which is comprised principally of TCEH, and the Regulated Delivery segment, which is comprised of Oncor Holdings and its subsidiaries. See Note 14 for further information concerning reportable business segments.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2010 Form 10-K. Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Notes 2 and 3). All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2010 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

2.	EQUITY METHOD INVESTMENTS

Oncor Holdings

Investments in unconsolidated subsidiary totaled $5.588 billion and $5.544 billion as of March 31, 2011 and December 31, 2010, respectively, and consisted of Oncor Holdings (100% owned), which we account for under the equity method (see Note 3). Oncor Holdings owns approximately 80% of Oncor, which is engaged in regulated electricity transmission and distribution operations in Texas. Distribution revenues from TCEH represented 34% and 38% of total revenues for Oncor Holdings for the three months ended March 31, 2011 and 2010, respectively. Condensed statements of consolidated income of Oncor Holdings for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011	2010

Operating revenues	$706	$703
Operation and maintenance expenses	(258)	(249)
Depreciation and amortization	(172)	(166)
Taxes other than income taxes	(97)	(94)
Other income	8	11
Other deductions	(2)	(2)
Interest income	10	10
Interest expense and related charges	(90)	(86)

Income before income taxes	105	127

Income tax expense	(42)	(48)

Net income	63	79
Net income attributable to noncontrolling interests	(13)	(16)

Net income attributable to Oncor Holdings	$50	$63

Assets and liabilities of Oncor Holdings as of March 31, 2011 and December 31, 2010 are presented below:

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12	$33
Restricted cash	56	53
Trade accounts receivable — net	275	254
Trade accounts and other receivables from affiliates	177	182
Income taxes receivable from EFH Corp.	67	72
Inventories	102	96
Accumulated deferred income taxes	11	10
Prepayments	77	75
Other current assets	8	5

Total current assets	785	780

Restricted cash	16	16
Other investments	74	78
Property, plant and equipment — net	9,851	9,676
Goodwill	4,064	4,064
Note receivable due from TCEH	169	178
Regulatory assets — net	1,710	1,782
Other noncurrent assets	303	264

Total assets	$16,972	$16,838

LIABILITIES
Current liabilities:
Short-term borrowings	$516	$377
Long-term debt due currently	114	113
Trade accounts payable — nonaffiliates	147	125
Accrued taxes other than income	69	133
Accrued interest	61	108
Other current liabilities	103	109

Total current liabilities	1,010	965

Accumulated deferred income taxes	1,560	1,516
Investment tax credits	31	32
Long-term debt, less amounts due currently	5,309	5,333
Other noncurrent liabilities and deferred credits	2,002	1,996

Total liabilities	$9,912	$9,842

3.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

A VIE is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). Our VIEs consist of equity investees. In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

As discussed below, our balance sheet includes assets and liabilities of VIEs that meet the consolidation standards. Oncor Holdings, which holds an approximate 80% interest in Oncor, is not consolidated in EFH Corp.’s financial statements because the structural and operational “ring-fencing” measures discussed in Note 1 prevent us from having power to direct the significant activities of Oncor Holdings or Oncor. We account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, because, while we do not have the power to direct Oncor’s significant activities, we do have the ability to exercise significant influence (as defined by US GAAP) over its activities. Our maximum exposure to loss from our variable interests in VIEs does not exceed our carrying value. See Note 2 for additional information about equity method investments including condensed income statement and balance sheet data for Oncor Holdings.

Consolidated VIEs

See discussion in Note 5 regarding the VIE related to our accounts receivable securitization program that is consolidated under the accounting standards.

We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI’s US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC’s equity interests, respectively (see Note 8).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	March 31, 2011	December 31, 2010	Liabilities:	March 31, 2011	December 31, 2010
Cash and cash equivalents	$11	$9	Short-term borrowings (a)	$101	$96
Accounts receivable (a)	515	612	Trade accounts payable	4	3
Property, plant and equipment	120	112	Other current liabilities	5	1

Other assets, including $2 million of current assets in both periods	7	8

Total assets	$653	$741	Total liabilities	$110	$100

(a)	As a result of accounting guidance related to transfers of financial assets, the balance sheet as of March 31, 2011 and December 31, 2010 reflects $515 million and $612 million, respectively, of pledged accounts receivable and $101 million and $96 million, respectively, of short-term borrowings (see Note 5).

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our general credit.

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances as of March 31, 2011 and December 31, 2010, all of which relate to our competitive business. There were no changes to the goodwill balances in the three months ended March 31, 2011. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated impairment charges	(12,190)

Balance as of March 31, 2011 and December 31, 2010	$6,152

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	March 31, 2011			December 31, 2010

Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$306	$157	$463	$293	$170
Favorable purchase and sales contracts	548	266	282	548	257	291
Capitalized in-service software	292	107	185	278	97	181
Environmental allowances and credits	988	325	663	986	304	682
Mining development costs	52	19	33	47	17	30

Total intangible assets subject to amortization	$2,343	$1,023	1,320	$2,322	$968	1,354

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			88			91

Total intangible assets			$2,363			$2,400

Amortization expense related to intangible assets (including income statement line item) consisted of:

		Three Months Ended March 31,

Identifiable Intangible Asset	Income Statement Line	2011	2010
Retail customer relationship	Depreciation and amortization	$13	$20
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	9	14
Capitalized in-service software	Depreciation and amortization	10	8
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	21	22
Mining development costs	Depreciation and amortization	2	2

Total amortization expense		$55	$66

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amortization Expense
2011	$201
2012	158
2013	136
2014	119
2015	100

5.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). Under the program, TXU Energy (originator) sells trade accounts receivable to TXU Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. In accordance with an amended transfers and servicing accounting standard effective January 1, 2010, the trade accounts receivable amounts under the program are reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to the effective date of the amended accounting standard, the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable.

The maximum funding amount currently available under the accounts receivable securitization program is $350 million. Program funding increased from $96 million as of December 31, 2010 to $101 million as of March 31, 2011. Under the terms of the program, available funding was reduced by $37 million of customer deposits held by the originator because TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $414 million and $516 million as of March 31, 2011 and December 31, 2010, respectively.

The discount from face amount on the purchase of receivables from the originator principally funds program fees paid to the funding entities. The program fees consist primarily of interest costs on the underlying financing and are reported as interest expense and related charges. The discount also funds a servicing fee, which is reported as SG&A expense, paid by TXU Receivables Company to EFH Corporate Services Company (Service Co.), a direct wholly-owned subsidiary of EFH Corp., which provides recordkeeping services and is the collection agent for the program.

Program fee amounts were as follows:

	Three Months Ended March 31,
	2011	2010

Program fees	$2	$2
Program fees as a percentage of average funding (annualized)	6.8%	2.2%

Activities of TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2011	2010

Cash collections on accounts receivable	$1,334	$1,541
Face amount of new receivables purchased	(1,237)	(1,479)
Discount from face amount of purchased receivables	3	3
Program fees paid to funding entities	(2)	(2)
Servicing fees paid to Service Co. for recordkeeping and collection services	(1)	(1)
Decrease in subordinated notes payable	(102)	(72)

Financing cash flows provided to originator under the program	$(5)	$(10)

Prior to the January 1, 2010 adoption of the amended accounting standard, changes in funding under the program were reported as operating cash flows, and the amended accounting rule required that the amount of funding under the program as of the adoption date ($383 million) be reported as a use of operating cash flows and a source of financing cash flows. All changes in funding subsequent to adoption of the amended standard are reported as financing activities.

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of March 31, 2011, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	March 31, 2011	December 31, 2010

Wholesale and retail trade accounts receivable, including $515 and $612 in pledged retail receivables	$811	$1,063
Allowance for uncollectible accounts	(31)	(64)

Trade accounts receivable — reported in balance sheet	$780	$999

Gross trade accounts receivable as of March 31, 2011 and December 31, 2010 included unbilled revenues of $262 million and $297 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2011	2010

Allowance for uncollectible accounts receivable as of beginning of period	$64	$81
Increase for bad debt expense	14	36
Decrease for account write-offs	(21)	(43)
Reversal of reserve related to counterparty bankruptcy (Note 15)	(26)	—

Allowance for uncollectible accounts receivable as of end of period	$31	$74

Receivables from Unconsolidated Subsidiary

Receivables from unconsolidated subsidiary are measured at historical cost and primarily consist of Oncor’s obligation under the EFH Corp. pension and OPEB plans. EFH Corp. reviews Oncor’s credit scores to assess the overall collectability of its affiliated receivables, which totaled $1.460 billion and $1.463 billion as of March 31, 2011 and December 31, 2010, respectively. There were no credit loss allowances as of March 31, 2011. See Note 13 for additional information about related party transactions.

6.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

As of March 31, 2011, outstanding short-term borrowings totaled $1.004 billion, which included $903 million under the TCEH Revolving Credit Facility at a weighted average interest rate of 3.75%, excluding certain customary fees, and $101 million under the accounts receivable securitization program discussed in Note 5.

As of December 31, 2010, outstanding short-term borrowings totaled $1.221 billion, which included $1.125 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 3.80%, excluding certain customary fees, and $96 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities with cash borrowing and/or letter of credit availability as of March 31, 2011 are presented below. The facilities are all senior secured facilities of TCEH. See “April 2011 Amendment, Extension and Repayments of TCEH Senior Secured Facilities” below for discussion of amendments, extensions and repayments of the facilities in April 2011.

		As of March 31, 2011

Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability

TCEH Revolving Credit Facility (a)	October 2013	$2,700	$—	$903	$1,680
TCEH Letter of Credit Facility (b)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$3,950	$—	$2,153	$1,680

TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount as of March 31, 2011 includes $112 million of commitments from Lehman that were only available from the fronting banks and the swingline lender and excludes $117 million of requested cash draws that have not been funded by Lehman. In conjunction with the amendment, extension and repayments of the TCEH Senior Secured Facilities in April 2011, the cash borrowings under the TCEH Revolving Credit Facility funded by Lehman were repaid and Lehman’s commitment to loan funds under the TCEH Revolving Credit Facility was terminated. All outstanding borrowings under this facility as of March 31, 2011 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(b)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $887 million issued as of March 31, 2011 are supported by the restricted cash, and the remaining letter of credit availability totals $248 million.
(c)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 260 million MMBtu as of March 31, 2011. As of March 31, 2011, there were no borrowings under this facility.

Long-Term Debt

As of March 31, 2011 and December 31, 2010, long-term debt consisted of the following:

	March 31, 2011	December 31, 2010

TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.212% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.289% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.212% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(129)	(132)

Senior Secured Facilities (see details of April 2011 transactions below):
3.769% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)(g)	15,854	15,895
3.759% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	4,024	4,034
3.746% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.230% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (h)	—	—

Other:
10.25% Fixed Senior Notes due November 1, 2015 (i)	1,873	1,873
10.25% Fixed Senior Notes due November 1, 2015, Series B (i)	1,292	1,292
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,406	1,406
15.00% Senior Secured Second Lien Notes due April 1, 2021	336	336
15.00% Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	28	42
Capital lease obligations	73	76
Other	3	3
Unamortized fair value discount (d)	(2)	(2)

Total TCEH	28,783	28,848

EFCH
9.580% Fixed Notes due in semiannual installments through December 4, 2019	46	46
8.254% Fixed Notes due in quarterly installments through December 31, 2021	45	46
1.104% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(9)	(10)

Total EFCH	$91	$91

	March 31, 2011	December 31, 2010

EFH Corp. (parent entity)
10.875% Fixed Senior Notes due November 1, 2017 (j)	$359	$359
11.25 / 12.00% Senior Toggle Notes due November 1, 2017 (j)	571	571
9.75% Fixed Senior Secured Notes due October 15, 2019	115	115
10.000% Fixed Senior Secured Notes due January 15, 2020	1,061	1,061
5.550% Fixed Senior Notes Series P due November 15, 2014 (k)	434	434
6.500% Fixed Senior Notes Series Q due November 15, 2024 (k)	740	740
6.550% Fixed Senior Notes Series R due November 15, 2034 (k)	744	744
8.820% Building Financing due semiannually through February 11, 2022 (l)	64	68
Unamortized fair value premium related to Building Financing (d)	14	15
Capital lease obligations	2	4
Unamortized fair value discount (d)	(466)	(476)

Total EFH Corp.	3,638	3,635

EFIH
9.75% Fixed Senior Secured Notes due October 15, 2019	141	141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	2,180

Total EFIH	2,321	2,321

Total EFH Corp. consolidated	34,833	34,895
Less amount due currently	(463)	(669)

Total long-term debt	$34,370	$34,226

(a)

These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect as of March 31, 2011. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect as of March 31, 2011. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $17.87 billion principal amount.
(f)	Interest rates in effect as of March 31, 2011.
(g)	Amounts exclude $20 million that is held by EFH Corp. and eliminated in consolidation.
(h)	Interest rate in effect as of March 31, 2011, excluding a quarterly maintenance fee of $11 million. See “Credit Facilities” above for more information.
(i)	Amounts exclude $173 million and $150 million of the TCEH Senior Notes and TCEH Senior Notes, Series B, respectively, that are held either by EFH Corp. or EFIH and eliminated in consolidation.
(j)	Amounts exclude $1.428 billion and $2.296 billion of EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes, respectively, that are held by EFIH and eliminated in consolidation.
(k)	Amounts exclude $9 million, $6 million and $3 million of the Series P, Series Q and Series R notes, respectively, that are held by EFIH and eliminated in consolidation.
(l)	This financing is secured and will be serviced with cash drawn by the beneficiary of a letter of credit.

Debt Repayments — Repayments of long-term debt in the three months ended March 31, 2011 totaled $71 million and included $51 million of principal payments at scheduled maturity dates and $19 million in contractual payments under capitalized lease obligations.

April 2011 Amendment, Extension and Repayments of TCEH Senior Secured Facilities — Borrowings under these facilities totaled $22.031 billion as of March 31, 2011. In April 2011, (i) the Credit Agreement governing the TCEH Senior Secured Facilities was amended, (ii) the maturity dates of approximately 80% of the borrowings under the term loans (initial term loans and delayed draw term loans) and deposit letter of credit loans under the TCEH Senior Secured Facilities and approximately 70% of the commitments under the TCEH Revolving Credit Facility were extended, (iii) borrowings totaling $1.6 billion under the TCEH Senior Secured Facilities were repaid from proceeds of issuance of $1.750 billion principal amount of TCEH 11.5% Senior Secured Notes as discussed below and (iv) the amount of commitments under the TCEH Revolving Credit Facility was reduced by $646 million. TCEH paid transaction costs totaling approximately $850 million in connection with the amendment and extensions.

The amendment to the Credit Agreement included, among other things, amendments to certain covenants contained in the TCEH Senior Secured Facilities (including the financial maintenance covenant), as well as acknowledgement by the lenders that (i) the terms of the intercompany notes receivable (as described below) from EFH Corp. payable to TCEH complied with the TCEH Senior Secured Facilities, including the requirement that these loans be made on an “arm’s-length” basis, and (ii) no mandatory repayments were required to be made by TCEH relating to “excess cash flows,” as defined under covenants of the TCEH Senior Secured Facilities, for fiscal years 2008, 2009 and 2010.

As amended, the maximum ratios for the secured debt to Adjusted EBITDA financial maintenance covenant are 8.00 to 1.00 for test periods ending from March 31, 2011 through December 31, 2014, and decline over time to 5.50 to 1.00 for the test periods ending March 31, 2017 and thereafter. The previous maximum ratios were 6.75 to 1.00 for the test periods ending December 31, 2010 through September 30, 2011, declining over time to 5.75 to 1.00 for the test period ending March 31, 2014 and thereafter. In addition, (i) up to $1.5 billion principal amount of TCEH senior secured first lien notes (including the TCEH Senior Secured Notes discussed below), to the extent the proceeds are used to repay term loans and deposit letter of credit loans under the TCEH Senior Secured Facilities and (ii) all senior secured second lien debt will be excluded for the purposes of the secured debt to Adjusted EBITDA financial maintenance covenant.

The amendment contains certain provisions related to intercompany loans to EFH Corp. payable to TCEH on demand that arise from cash loaned for (i) debt principal and interest payments (the “P&I Note”) and (ii) other general corporate purposes of EFH Corp. (the “SG&A Note”). In addition to the acknowledgements described above, TCEH agreed in the Amendment:

•	not to make any further loans to EFH Corp. under the SG&A Note (as of April 19, 2011, the outstanding balance of the SG&A Note was $233 million, after the repayment discussed below);
•	that borrowings outstanding under the P&I Note will not exceed $2 billion in the aggregate at any time (as of March 31, 2011, the outstanding balance of the P&I Note was $955 million), and
•

that the sum of (i) the outstanding indebtedness (including guarantees) issued by EFH Corp. or any subsidiary of EFH Corp. (including EFIH) secured by a second-priority lien on the equity interests that EFIH owns in Oncor Holdings (EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the SG&A Note and P&I Note will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Notes as in effect on April 7, 2011.

Further, in connection with the amendment, in April 2011 the following actions were completed related to the intercompany loans:

•	EFH Corp. repaid $770 million of borrowings under the SG&A Note (using proceeds from TCEH’s repayment of the $770 million TCEH borrowed from EFH Corp. in January 2011 under a demand note), and
•

EFIH and EFCH guaranteed, on an unsecured basis, the remaining balance of the SG&A Note (consistent with the existing EFIH and EFCH unsecured guarantees of the P&I Note and the EFH Corp. Senior Notes discussed below).

Pursuant to the extension of the TCEH Senior Secured Facilities in April 2011:

•

the maturity of $15.402 billion principal amount of first lien term loans held by accepting lenders was extended from October 10, 2014 to October 10, 2017 and the interest rate with respect to the extended term loans was increased from LIBOR plus 3.50% to LIBOR plus 4.50%;

•

the maturity of $1.020 billion principal amount of its first lien deposit letter of credit loans held by accepting lenders was extended from October 10, 2014 to October 10, 2017 and the interest rate with respect to the extended deposit letter of credit loans was increased from LIBOR plus 3.50% to LIBOR plus 4.50%, and

•

the maturity of $1.414 billion of the commitments (of which related cash borrowings totaled $452 million as of April 19, 2011) under the TCEH Revolving Credit Facility held by accepting lenders was extended from October 10, 2013 to October 10, 2016, the interest rate with respect to the extended revolving commitments was increased from LIBOR plus 3.50% to LIBOR plus 4.50% and the undrawn fee with respect to such commitments was increased from 0.50% to 1.00%.

Upon the effectiveness of the extension, TCEH paid an up-front extension fee of 350 basis points on extended term loans and extended deposit letter of credit loans.

Each of the extended loans described above includes a “springing maturity” provision pursuant to which (i) in the event that more than $500 million aggregate principal amount of the TCEH 10.25% Notes due in 2015 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the determination date) or more than $150 million aggregate principal amount of the TCEH Toggle Notes due in 2016 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the determination date), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (ii) TCEH’s total debt to Adjusted EBITDA ratio (as defined in the TCEH Senior Secured Facilities) is greater than 6.00 to 1.00 at the applicable determination date, then the maturity date of the extended loans will automatically change to 90 days prior to the maturity date of the applicable notes.

Under the terms of the TCEH Senior Secured Facilities, the commitments of the lenders to make loans to TCEH are several and not joint. Accordingly, if any lender fails to make loans to TCEH, TCEH’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the TCEH Senior Secured Facilities.

The TCEH Senior Secured Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by EFCH, and subject to certain exceptions, each existing and future direct or indirect wholly-owned US restricted subsidiary of TCEH. The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions and the interest rate swaps described under “TCEH Interest Rate Swap Transactions” below are secured on a first priority basis by (i) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities and (ii) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time until October 2013 with respect to the $640 million of commitments not extended and until October 2016 with respect to the $1.414 billion of commitments that were extended; such amounts borrowed totaled $205 million and $452 million, respectively, as of April 19, 2011. The TCEH Commodity Collateral Posting Facility will mature in December 2012.

April 2011 Issuance of TCEH 11.5% Senior Secured Notes — In April 2011, TCEH and TCEH Finance issued $1.750 billion principal amount of 11.5% Senior Secured Notes due 2020, and used the net proceeds to:

•	repay $770 million principal amount of term loans (representing amortization payments that otherwise would have been paid from March 2011 through September 2014);
•	repay $188 million principal amount of deposit letter of credit loans;
•	repay $646 million of borrowings under the TCEH Revolving Credit Facility (with commitments under the facility being reduced by the same amount), and
•	fund $134 million of the approximately $850 million of total transaction costs associated with the amendment and extension of the TCEH Senior Secured Facilities discussed above.

The TCEH Senior Secured Notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, beginning July 1, 2011, at a fixed rate of 11.5% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

The TCEH Senior Secured Notes were issued in private placements and are not registered under the Securities Act. The notes are a senior obligation and rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured and second-priority debt of TCEH to the extent of the value of the TCEH Collateral and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

The guarantees of the TCEH Senior Secured Notes by the Guarantors are effectively senior to any unsecured and second-priority debt of the Guarantors to the extent of the value of the TCEH Collateral. The guarantees are effectively subordinated to all debt of the Guarantors secured by assets that are not part of the TCEH Collateral, to the extent of the value of the collateral securing that debt.

The indenture for the TCEH Senior Secured Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, TCEH’s and its restricted subsidiaries’ ability to:

•	make restricted payments, including certain investments;
•	incur debt and issue preferred stock;
•	create liens;
•	enter into mergers or consolidations;
•	sell or otherwise dispose of certain assets, and
•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur under the indenture, the trustee or the holders of at least 30% of aggregate principal amount of all outstanding TCEH Senior Secured Notes may declare the principal amount on all such notes to be due and payable immediately.

Until April 1, 2014, TCEH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the TCEH Senior Secured Notes from time to time at a redemption price of 111.5% of the aggregate principal amount of the notes being redeemed, plus accrued interest. TCEH may redeem the notes at any time prior to April 1, 2016 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture. TCEH may also redeem the notes, in whole or in part, at any time on or after April 1, 2016, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture), TCEH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

April 2011 EFIH Debt Exchanges — In private exchanges in April 2011, EFIH and EFIH Finance issued $406 million principal amount of 11% Senior Secured Second Lien Notes due 2021 in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Notes due 2017, $229 million principal amount of EFH Corp. Toggle Notes due 2017 and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. EFIH intends to hold the acquired securities as an investment. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral described in the discussion of the EFH Corp. 10% Senior Secured Notes below.

Information Regarding Other Significant Outstanding Debt

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, TCEH may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, the election is valid for each succeeding interest payment period until TCEH revokes the election.

These notes had a total principal amount as of March 31, 2011 of $4.571 billion (excluding $323 million principal amount held by EFH Corp. and EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH’s direct parent, EFCH (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

TCEH 15% Senior Secured Second Lien Notes (including Series B) — These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum, and had a total principal amount of $1.571 billion as of March 31, 2011. The notes are unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

EFH Corp. 10% Senior Secured Notes — These notes mature in January 2020, with interest payable in cash semi-annually in arrears on January 15 and July 15 at a fixed rate of 10% per annum, and had a total principal amount of $1.061 billion as of March 31, 2011. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH. The guarantee from EFIH is secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the EFIH Collateral). The guarantee from EFCH is not secured. EFIH’s guarantee of the EFH Corp. 10% Notes is secured by the EFIH Collateral on an equal and ratable basis with the EFIH Notes and EFIH’s guarantee of the EFH Corp. 9.75% Notes.

The EFH Corp. 10% Notes were issued in private placements with registration rights. In March 2011, EFH Corp. completed an offer to exchange notes registered under the Securities Act that have substantially identical terms (other than transfer restrictions) for the EFH Corp. 10% Notes.

EFH Corp. 10.875% Senior Notes and 11.25/12.00% Senior Toggle Notes (collectively, EFH Corp. Senior Notes) — These notes mature in November 2017, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate for the 10.875% Notes of 10.875% per annum and for the Toggle Notes a fixed rate of 11.250% per annum for cash interest and a fixed rate of 12.000% per annum for PIK Interest. For any interest period until November 1, 2012, EFH Corp. may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFH Corp. makes a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election.

These notes had a total principal amount as of March 31, 2011 of $930 million (excluding $3.724 billion principal amount held by EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by EFCH and EFIH.

EFIH 10% Senior Secured Notes — These notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum, and had a total principal amount of $2.180 billion as of March 31, 2011. The EFIH 10% Notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

Interest Rate Swap Transactions

As of March 31, 2011, TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $17.87 billion principal amount of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 5.6% and 8.3% on debt maturing from 2012 to 2014. Swaps related to an aggregate $2.60 billion principal amount of debt expired or were terminated in the three months ended March 31, 2011, and swaps related to an aggregate $4.67 billion principal amount of debt (growing to $8.64 billion over time, primarily as existing swaps expire) were entered into in the three months ended March 31, 2011. Subsequent to the end of the quarter through April 27, 2011, TCEH entered into additional swaps related to an aggregate $781 million principal amount of debt (growing to $1.936 billion over time to October 2014, primarily as existing swaps expire).

As of March 31, 2011, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $12.70 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.1910%. In the three months ended March 31, 2011, interest rate basis swaps related to an aggregate $2.5 billion principal amount of TCEH senior secured term loans expired, and no additional basis swaps were entered into by TCEH.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market value changes totaled $142 million in net gains and $107 million in net losses in the three months ended March 31, 2011 and 2010, respectively. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.277 billion as of March 31, 2011, of which $94 million (pre-tax) was reported in accumulated other comprehensive income.

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

Residual value guarantees in operating leases — We are the lessee under various operating leases that guarantee the residual values of the leased assets. As of March 31, 2011, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $13 million. These leased assets consist primarily of rail cars. The average life of the residual value guarantees under the lease portfolio is approximately 5 years.

See Note 6 above and Note 11 to Financial Statements in the 2010 Form 10-K for discussion of guarantees and security for certain of our indebtedness.

Letters of Credit

As of March 31, 2011, TCEH had outstanding letters of credit under its credit facilities totaling $887 million as follows:

•	$495 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;
•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$73 million to support TCEH’s REP’s financial requirements with the PUCT, and
•	$111 million for miscellaneous credit support requirements.

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

Regulatory Reviews

In June 2008, the EPA issued a request for information to TCEH under the EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. We are cooperating with the EPA and responding in good faith to the EPA’s request, but we are unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, we are involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial condition, results of operations or liquidity.

8.	EQUITY

Dividend Restrictions

The indentures governing the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, essentially all of our net income is restricted from being used to make distributions on our common stock unless such distributions are expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp.’s consolidated leverage ratio is equal to or less than 7.0 to 1.0. For purposes of this calculation, “consolidated leverage ratio” is defined as the ratio of consolidated total debt (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. EFH Corp.’s consolidated leverage ratio was 8.8 to 1.0 as of March 31, 2011.

In addition, the indentures governing the EFIH Notes generally restrict EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, EFIH’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term “consolidated leverage ratio” is defined as the ratio of EFIH’s consolidated total debt (as defined in the indentures) to EFIH’s Adjusted EBITDA on a consolidated basis (including Oncor’s Adjusted EBITDA). EFIH’s consolidated leverage ratio was 5.4 to 1.0 as of March 31, 2011.

The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. As of March 31, 2011, that ratio was 8.1 to 1.0.

In addition, the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes, TCEH Senior Secured Notes and TCEH Senior Secured Second Lien Notes generally restrict TCEH’s ability to make distributions or loans to any of its parent companies, EFCH and EFH Corp., unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and the indentures governing such notes. See discussion in Note 6 regarding amendments to the TCEH Senior Secured Facilities affecting intercompany loans from TCEH to EFH Corp.

In addition, under applicable law, we would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or we would be insolvent.

EFH Corp. has not declared or paid any dividends since the Merger.

Distributions from Oncor — Oncor’s distributions to us totaled $16 million and $30 million in the three months ended March 31, 2011 and 2010, respectively. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with US GAAP, subject to certain defined adjustments. Such adjustments include deducting the $72 million ($46 million after-tax) one-time refund to customers in September 2008, net accretion of fair value adjustments resulting from purchase accounting and funds spent as part of the $100 million commitment for additional demand-side management or other energy efficiency initiatives of which $52 million ($34 million after tax) has been spent through March 31, 2011, and removing the effects of the $860 million goodwill impairment charge from fourth quarter 2008 net income available for distribution. As of March 31, 2011, $177 million was available for distribution to Oncor’s members under the cumulative net income restriction, of which approximately 80% relates to EFH Corp.’s ownership interest in Oncor.

Oncor’s distributions are further limited by an agreement with the PUCT that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of March 31, 2011, the regulatory capitalization ratio was 59.4% debt and 40.6% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). As of March 31, 2011, $83 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Noncontrolling Interests

As discussed in Note 3, EFH Corp. consolidates a joint venture formed for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the three months ended March 31, 2011 and 2010.

Equity

The following table presents the changes to equity during the three months ended March 31, 2011.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$2	$7,937	$(13,666)	$(263)	$79	$(5,911)
Net income (loss)	—	—	(362)	—	—	(362)
Change in unrecognized gains related to pension and OPEB costs	—	—	—	5	—	5
Net effects of cash flow hedges	—	—	—	7	—	7
Investment by noncontrolling interests	—	—	—	—	6	6

Balance as of March 31, 2011	$2	$7,937	$(14,028)	$(251)	$85	$(6,255)

(a)	Authorized shares totaled 2,000,000,000 as of March 31, 2011. Outstanding shares totaled 1,672,312,118 and 1,671,812,118 as of March 31, 2011 and December 31, 2010, respectively.

The following table presents the changes to equity during the three months ended March 31, 2010.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$2	$7,914	$(10,854)	$(309)	$1,411	$(1,836)
Net income	—	—	355	—	—	355
Effects of EFH Corp. stock-based incentive compensation plans	—	10	—	—	—	10
Change in unrecognized gains related to pension and OPEB costs	—	—	—	4	—	4
Net effects of cash flow hedges	—	—	—	19	—	19
Effects of deconsolidation of Oncor Holdings	—	—	—	—	(1,363)	(1,363)
Investment by noncontrolling interests	—	—	—	—	6	6

Balance as of March 31, 2010	$2	$7,924	$(10,499)	$(286)	$54	$(2,805)

(a)	Authorized shares totaled 2,000,000,000 as of March 31, 2010. Outstanding shares totaled 1,668,630,992 and 1,668,065,133 as of March 31, 2010 and December 31, 2009, respectively.

9.	FAIR VALUE MEASUREMENTS

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

As of March 31, 2011, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$570	$3,472	$64	$12	$4,118
Interest rate swaps	—	110	—	—	110
Nuclear decommissioning trust – equity securities (c)	207	129	—	—	336
Nuclear decommissioning trust – debt securities (c)	—	224	—	—	224

Total assets	$777	$3,935	$64	$12	$4,788

Liabilities:
Commodity contracts	$653	$611	$60	$12	$1,336
Interest rate swaps	—	1,413	—	—	1,413

Total liabilities	$653	$2,024	$60	$12	$2,749

(a)	Level 3 assets and liabilities consist primarily of a complex wind generation purchase contract and certain power transactions valued at illiquid pricing locations as discussed below.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the other investments line on the balance sheet. See Note 15.

As of December 31, 2010, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$727	$3,575	$401	$2	$4,705
Interest rate swaps	—	98	—	—	98
Nuclear decommissioning trust – equity securities (c)	192	121	—	—	313
Nuclear decommissioning trust – debt securities (c)	—	223	—	—	223

Total assets	$919	$4,017	$401	$2	$5,339

Liabilities:
Commodity contracts	$875	$672	$59	$2	$1,608
Interest rate swaps	—	1,544	—	—	1,544

Total liabilities	$875	$2,216	$59	$2	$3,152

(a)

Level 3 assets and liabilities consist primarily of a complex wind generation purchase contract, certain natural gas positions (collars) in the long-term hedging program and certain power transactions valued at illiquid pricing locations as discussed below.

(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the other investments line on the balance sheet. See Note 15.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2011 or 2010. See the table below for discussion of transfers between Level 2 and Level 3.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Balance as of beginning of period	$342	$81
Total realized and unrealized gains (losses) included in net income (loss) (a)	(18)	51
Purchases, issuances and settlements (b):
Purchases	10	39
Issuances	(1)	(30)
Settlements	16	9
Transfers into Level 3 (c)	—	—
Transfers out of Level 3 (c)	(345)	6

Balance as of end of period	$4	$156

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period	$7	$54

(a)	Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)

Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Significant transfers out occurred during the three months ended March 31, 2011 for natural gas collars for 2014; these derivatives are now categorized as Level 2 due to an increase in option market trading activity in forward periods.

10.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet liabilities:
Long-term debt (including current maturities) (b)	$34,757	$28,616	$34,815	$26,594

Off balance sheet liabilities:
Financial guarantees	$—	$7	$—	$9

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.

See Notes 9 and 11 for discussion of accounting for financial instruments that are derivatives.

11.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

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

Financial Statement Effects of Derivatives

Substantially all commodity and other derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets as of March 31, 2011 and December 31, 2010:

March 31, 2011
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total

Current assets	$2,388	$83	$3	$—	$2,474
Noncurrent assets	1,726	27	1	—	1,754
Current liabilities	(3)	—	(1,247)	(750)	(2,000)
Noncurrent liabilities	(5)	—	(81)	(663)	(749)

Net assets (liabilities)	$4,106	$110	$(1,324)	$(1,413)	$1,479

December 31, 2010
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total

Current assets	$2,637	$95	$—	$—	$2,732
Noncurrent assets	2,068	3	—	—	2,071
Current liabilities	(2)	—	(1,542)	(739)	(2,283)
Noncurrent liabilities	—	—	(64)	(805)	(869)

Net assets (liabilities)	$4,703	$98	$(1,606)	$(1,544)	$1,651

As of March 31, 2011 and December 31, 2010, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $561 million and $479 million in net liabilities as of March 31, 2011 and December 31, 2010, respectively. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (Income statement presentation)	2011	2010

Commodity contracts (Net gain (loss) from commodity hedging and trading activities)	$(18)	$1,203
Interest rate swaps (Interest expense and related charges)	(19)	(276)

Net gain (loss)	$(37)	$927

The following table presents the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges:

	Amount of loss recognized in OCI (effective portion)		Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)	Three Months Ended March 31,
	Three Months Ended March 31,
Derivative	2011	2010		2011	2010

Interest rate swaps	$—	$—	Interest expense and related charges	$(10)	$(29)
			Depreciation and amortization	(1)	—

Commodity contracts	—	—	Fuel, purchased power costs and delivery fees	—	—

			Operating revenues	—	—

Total	$—	$—		$(11)	$(29)

There were no transactions designated as cash flow hedges during the three months ended March 31, 2011 and 2010.

Accumulated other comprehensive income related to cash flow hedges as of March 31, 2011 and December 31, 2010 totaled $62 million and $69 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $15 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income as of March 31, 2011 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Derivative type	Notional Volume		Unit of Measure

Interest rate swaps:
Floating/fixed	$19,573	$17,500	Million US dollars
Basis	$12,700	$15,200	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	2,434	2,681	Million MMBtu
Locational basis swaps	1,099	1,092	Million MMBtu
All other	803	887	Million MMBtu
Electricity	143,908	143,776	GWh
Congestion Revenue Rights (b)	12,523	15,782	GWh
Coal	6	6	Million tons
Fuel oil	95	109	Million gallons

(a)

Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, was 1.0 billion MMBtu as of March 31, 2011 and December 31, 2010.

(b)	Represents gross forward purchases associated with instruments used to hedge price differences between settlement points in the new nodal wholesale market design implemented by ERCOT.

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

As of March 31, 2011 and December 31, 2010, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $423 million and $408 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $88 million and $65 million as of March 31, 2011 and December 31, 2010, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of March 31, 2011 and December 31, 2010, the remaining related liquidity requirement would have totaled $13 million and $18 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of March 31, 2011 and December 31, 2010, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.636 billion and $1.865 billion, respectively (before consideration of the amount of assets under the liens). No cash collateral or letters of credit were posted with these counterparties as of March 31, 2011 and December 31, 2010 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of March 31, 2011 and December 31, 2010, the remaining related liquidity requirement would have totaled $519 million and $674 million, respectively, after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 6 for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.059 billion and $2.273 billion as of March 31, 2011 and December 31, 2010, respectively. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of March 31, 2011, total credit risk exposure to all counterparties related to derivative contracts totaled $4.3 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.4 billion as of March 31, 2011 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure, assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries, totaled $1.3 billion. As of March 31, 2011, the credit risk exposure to the banking and financial sector represented 95% of the total credit risk exposure, a significant amount of which is related to the long-term hedging program, and the largest net exposure to a single counterparty totaled $559 million. Exposure to the banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because a significant majority of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on our financial condition, results of operations and liquidity.

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

12.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three months ended March 31, 2011 and 2010 are comprised of the following:

	Three Months Ended March 31,
	2011	2010
Components of net pension costs:
Service cost	$11	$11
Interest cost	41	39
Expected return on assets	(39)	(40)
Amortization of net loss	22	13

Net pension costs	35	23

Components of net OPEB costs:
Service cost	3	3
Interest cost	16	15
Expected return on assets	(3)	(3)
Amortization of net loss	7	5

Net OPEB costs	23	20

Total net pension and OPEB costs	58	43
Less amounts expensed by Oncor (and not consolidated)	(9)	(9)
Less amounts deferred principally as a regulatory asset or property by Oncor	(33)	(22)

Net amounts recognized as expense by EFH Corp. and consolidated subsidiaries	$16	$12

The discount rates reflected in net pension and OPEB costs in 2011 are 5.50% and 5.55%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2011 cost amounts are 7.7% and 7.1%, respectively.

We made cash contributions related to our pension and OPEB plans totaling $14 million and $6 million, respectively, in the first quarter of 2011, of which $18 million was contributed by Oncor. We expect to make additional contributions of $161 million and $19 million, respectively, in the remainder of 2011, of which $173 million is expected to be contributed by Oncor.

13.	RELATED PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•

We incur an annual management fee under the terms of a management agreement with the Sponsor Group for which we accrued $9 million for both the three months ended March 31, 2011 and 2010. The fee is reported as SG&A expense.

•

In 2007, TCEH entered into the TCEH Senior Secured Facilities with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of each member of the Sponsor Group have from time to time engaged in commercial banking transactions with us and/or provided financial advisory services to us, in each case in the normal course of business, and participated on terms similar to nonaffiliated lenders in the April 2011 amendment and extension of the TCEH Senior Secured Facilities discussed in Note 6.

•

Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, acted as a joint lead arranger and joint book-runner in the April 2011 amendment and extension of the TCEH Senior Secured Facilities discussed in Note 6 and received fees totaling $17 million. Goldman also acted as a joint book-running manager and initial purchaser in the issuance of $1.750 billion principal amount of TCEH 11.5% Notes as part of the April 2011 amendment and extension and received fees totaling $9 million. Affiliates of KKR and TPG Capital, L.P. served as advisors to these transactions and each received $5 million as compensation for their services. Goldman acted as an initial purchaser in the issuance of $500 million principal amount of EFH Corp. 10% Notes in January 2010 for which it received fees totaling $3 million.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have, and in the future may, sell or acquire debt or debt securities issued by us in open market transactions or through loan syndications.

•

TCEH’s retail operations incur electricity delivery fees charged by Oncor, which totaled $239 million and $264 million for the three months ended March 31, 2011 and 2010, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheet as of March 31, 2011 and December 31, 2010 reflects amounts due currently to Oncor totaling $138 million and $143 million, respectively (included in payables due to unconsolidated subsidiary), primarily related to these electricity delivery fees.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable to Oncor of $208 million ($39 million current portion included in payables due to unconsolidated subsidiary) and $217 million ($39 million current portion included in payables due to unconsolidated subsidiary) as of March 31, 2011 and December 31, 2010, respectively. TCEH’s payments on the note totaled $9 million for both the three months ended March 31, 2011 and 2010.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense, which is paid on a monthly basis, totaled $8 million and $10 million for the three months ended March 31, 2011 and 2010, respectively.

•

A subsidiary of EFH Corp. charges Oncor for financial and other administrative services at cost, which totaled $8 million and $7 million for the three months ended March 31, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in other investments on the balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted monthly to TCEH (totaling $4 million for each of the three months ended March 31, 2011 and 2010), with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on the balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by us are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. As of March 31, 2011 and December 31, 2010, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $225 million and $206 million, respectively, included in noncurrent liabilities due to unconsolidated subsidiary in the balance sheet.

•

We file a consolidated federal income tax return; however, Oncor Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if Oncor Holdings files its own income tax return. As of March 31, 2011 and December 31, 2010, the amount due to Oncor Holdings totaled $92 million (including $25 million noncurrent portion expected to be collected in 2012) and $72 million, respectively, and is included in payables due to unconsolidated subsidiary. There were no income tax payments from Oncor in the three months ended March 31, 2011 or 2010.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of both March 31, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $14 million for the benefit of Oncor.

•

EFH Corp. and Oncor are jointly and severally liable for the funding of the EFH Corp. pension plan and a portion of the OPEB plan obligations. EFH Corp. is liable for the majority of the OPEB plan obligations. Oncor has contractually agreed to reimburse EFH Corp. with respect to certain pension plan and OPEB liabilities. Accordingly, as of March 31, 2011 and December 31, 2010, the balance sheet of EFH Corp. reflects such unfunded liabilities and a corresponding receivable from Oncor in the amount of $1.460 billion and $1.463 billion, respectively, classified as noncurrent, which represents the portion of the obligations recoverable by Oncor under regulatory rate-setting provisions and reported by Oncor in its balance sheet.

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

14.	SEGMENT INFORMATION

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

The Regulated Delivery segment is engaged in regulated electricity transmission and distribution operations in Texas. These activities are conducted by Oncor, including its wholly owned bankruptcy-remote financing subsidiary. See Note 3 for discussion of the reporting of Oncor Holdings and, accordingly, the Regulated Delivery segment, as an equity method investment.

Corporate and Other represents the remaining nonsegment operations consisting primarily of general corporate expenses and interest on EFH Corp. (parent entity), EFIH and EFCH debt.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 above and in Note 1 to Financial Statements in the 2010 Form 10-K. We evaluate performance based on income from continuing operations. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2011	2010

Operating revenues (all Competitive Electric)	$1,672	$1,999

Equity in earnings of unconsolidated subsidiaries (net of tax):
Regulated Delivery (net of minority interest of $13 and $16)	$50	$63

Net income (loss):
Competitive Electric	$(320)	$431
Regulated Delivery	50	63
Corporate and Other	(92)	(139)

Consolidated	$(362)	$355

15.	SUPPLEMENTARY FINANCIAL INFORMATION

Stock-Based Compensation

In December 2010, in consideration of the desire to enhance retention incentives, EFH Corp. offered employee grantees of all stock options (excluding named executive officers and a limited number of other employees) the right to exchange their vested and unvested options for restricted stock units payable in shares (at a ratio of two options for each stock unit). The restricted stock units vest as common shares of EFH Corp. in September 2014. The exchange offer closed in late February 2011, and substantially all eligible employees accepted the offer, which resulted in the issuance of 9.4 million restricted stock units in exchange for 16.1 million Time-Based Options (including 5.2 million that were vested) and 2.8 million Performance-Based Options (including 2.0 million that were vested). In addition, 0.4 million restricted stock units were issued as compensation to management employees and directors in the three months ended March 31, 2011.

In addition, 0.4 million and 0.2 million shares of common stock were awarded as compensation in the three months ended March 31, 2011 and 2010, respectively, to board members. Of the restricted stock units payable in cash previously granted to certain management employees, 0.6 million vested in the three months ended March 31, 2010.

Expenses recognized for restricted stock units payable in shares totaled $0.6 million for the three months ended March 31, 2011. Expenses recognized for options granted totaled $1.1 million and $7 million for the three months ended March 31, 2011 and 2010, respectively. Expenses recognized for deferred shares and other common stock awarded as compensation totaled $1.8 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. In addition, as a result of the decline in value of EFH Corp. shares, in the three months ended March 31, 2011, a credit of $3.5 million was recorded related to restricted stock units payable in cash.

Other Income and Deductions

	Three Months Ended March 31,
	2011	2010
Other income:
Settlement of counterparty bankruptcy claims (a) (b)	$21	$—
Property damage claim (a)	7	—
Franchise tax refund (a)	6	—
Office space rental income (c)	3	3
Debt extinguishment gains (Note 6) (c)	—	14
Gain on sale of interest in natural gas gathering pipeline business (a)	—	7
Sales tax refund (a)	—	5
Other	4	4

Total other income	$41	$33

Other deductions:
Ongoing pension and OPEB expense related to discontinued businesses (c)	$2	$3
Net charges related to cancelled development of generation facilities (a)	1	1
Severance charges	—	2
Other	1	5

Total other deductions	$4	$11

(a)	Reported in Competitive Electric segment.
(b)

Represents net cash received as a result of the settlement of bankruptcy claims against a hedging/trading counterparty. A reserve of $26 million was established in 2008 related to amounts then due from the counterparty.

(c)	Reported in Corporate and Other.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2011	2010
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$684	$658
Accrued interest to be paid with additional toggle notes	57	139
Unrealized mark-to-market net (gain) loss on interest rate swaps (Note 6)	(142)	107
Amortization of interest rate swap losses at dedesignation of hedge accounting	10	29
Amortization of fair value debt discounts resulting from purchase accounting	13	19
Amortization of debt issuance costs and discounts	29	33
Capitalized interest	(8)	(31)

Total interest expense and related charges	$643	$954

Restricted Cash

	March 31, 2011		December 31, 2010
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 6)	$—	$1,135	$—	$1,135
Amounts related to margin deposits held	36	—	33	—

Total restricted cash	$36	$1,135	$33	$1,135

Inventories by Major Category

	March 31, 2011	December 31, 2010
Materials and supplies	$163	$162
Fuel stock	200	198
Natural gas in storage	31	35

Total inventories	$394	$395

Other Investments

	March 31, 2011	December 31, 2010

Nuclear decommissioning trust	$560	$536
Assets related to employee benefit plans, including employee savings programs, net of distributions	104	117
Land	41	41
Miscellaneous other	3	3

Total other investments	$708	$697

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

	March 31, 2011
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$223	$5	$(4)	$224
Equity securities (c)	218	131	(13)	336

Total	$441	$136	$(17)	$560

	December 31, 2010
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$221	$6	$(4)	$223
Equity securities (c)	213	115	(15)	313

Total	$434	$121	$(19)	$536

(a)	Includes realized gains and losses of securities sold.
(b)

The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.05% and 4.61% and an average maturity of 6.5 years and 8.8 years as of March 31, 2011 and December 31, 2010, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held as of March 31, 2011 mature as follows: $110 million in one to five years, $45 million in five to ten years and $69 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2011	2010
Realized gains	$—	$1
Realized losses	(2)	—
Proceeds from sale of securities	734	564

Property, Plant and Equipment

As of March 31, 2011 and December 31, 2010, property, plant and equipment of $20.2 billion and $20.4 billion, respectively, is stated net of accumulated depreciation and amortization of $4.5 billion and $4.2 billion, respectively.

Asset Retirement and Mining Reclamation Obligations

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, during the three months ended March 31, 2011:

Liability as of January 1, 2011	$493
Additions:
Accretion	12
Reductions:
Payments, essentially all mining reclamation	(16)

Liability as of March 31, 2011	489
Less amounts due currently	39

Noncurrent liability as of March 31, 2011	$450

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2011	December 31, 2010
Uncertain tax positions (including accrued interest)	$1,818	$1,806
Retirement plan and other employee benefits	1,902	1,895
Asset retirement and mining reclamation obligations	450	452
Unfavorable purchase and sales contracts	667	673
Other	85	41

Total other noncurrent liabilities and deferred credits	$4,922	$4,867

The conclusion of all issues contested with the IRS from the 1997 through 2002 audit, including IRS Joint Committee review, is expected to occur before the end of 2012. Upon such conclusion, we expect to reduce the liability for uncertain tax positions by approximately $700 million with an offsetting decrease in deferred tax assets that arose largely from previous payments of alternative minimum taxes. No cash income tax liability is expected related to the conclusion of the 1997 through 2002 audit. Other than the items discussed immediately above, we do not expect the total amount of liabilities recorded related to uncertain tax positions to significantly increase or decrease within the next 12 months.

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $6 million in both the three months ended March 31, 2011 and 2010. Favorable purchase and sales contracts are recorded as intangible assets (see Note 4).

The estimated amortization of unfavorable purchase and sales contracts for each of the five fiscal years from December 31, 2010 is as follows:

Year	Amount
2011	$27
2012	27
2013	26
2014	25
2015	25

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010

Cash payments (receipts) related to:
Interest paid (a)	$424	$427
Capitalized interest	(8)	(31)

Interest paid (net of capitalized interest) (a)	416	396
Income taxes	(31)	2
Noncash investing and financing activities:
Noncash construction expenditures (b)	43	99
Debt exchange transactions	—	14
Capital leases	—	6

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.

16.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

As of March 31, 2011, EFH Corp. had outstanding $359 million principal amount of EFH Corp. 10.875% Notes and $571 million principal amount of EFH Corp. Toggle Notes (collectively, the EFH Corp. Senior Notes) and $115 million principal amount of EFH Corp. 9.75% Notes and $1.061 billion principal amount of EFH Corp. 10% Notes (collectively, the EFH Corp. Senior Secured Notes). The EFH Corp. Senior Notes and Senior Secured Notes are unconditionally guaranteed by EFCH and EFIH, 100% owned subsidiaries of EFH Corp. (collectively, the Guarantors) on an unsecured basis except for EFIH’s guarantee of the EFH Corp. Senior Secured Notes, which is secured by a pledge of all membership interests and other investments EFIH owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries as described in Note 6. The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the EFH Corp. Senior Notes and Senior Secured Notes. The guarantees by EFCH and the guarantee of the EFH Corp. Senior Notes by EFIH rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFH Corp., either direct or indirect, do not guarantee the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes (collectively, the Non-Guarantors). The indentures governing the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes contain certain restrictions, subject to certain exceptions, on EFH Corp.’s ability to pay dividends or make investments. See Note 8.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” in order to present the condensed consolidating statements of income and cash flows of EFH Corp. (the Parent/Issuer), the Guarantors and the Non-Guarantors for the three months ended March 31, 2011 and 2010 and the consolidating balance sheets as of March 31, 2011 and December 31, 2010 of the Parent/Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5-J, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” including the effects of the push down of the $930 million principal amount of EFH Corp. Senior Notes and $771 million principal amount of the EFH Corp. Senior Secured Notes to the Guarantors as of both March 31, 2011 and December 31, 2010 (see Note 6). Amounts pushed down reflect Merger-related debt and additional debt guaranteed by the Guarantors that was issued by EFH Corp. to refinance Merger-related or other debt existing at the time of the Merger.

EFH Corp. (Parent) received no dividends/distributions from its consolidated subsidiaries in the three months ended March 31, 2011 or 2010.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2011

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,672	$—	$1,672
Fuel, purchased power costs and delivery fees	—	—	(830)	—	(830)
Net gain (loss) from commodity hedging and trading activities	—	—	(94)	—	(94)
Operating costs	—	—	(216)	—	(216)
Depreciation and amortization	—	—	(369)	—	(369)
Selling, general and administrative expenses	(5)	—	(160)	—	(165)
Franchise and revenue-based taxes	—	—	(21)	—	(21)
Other income	—	6	35	—	41
Other deductions	—	—	(4)	—	(4)
Interest income	53	145	70	(266)	2
Interest expense and related charges	(277)	(110)	(533)	277	(643)

Income (loss) before income taxes and equity in earnings of subsidiaries	(229)	41	(450)	11	(627)

Income tax (expense) benefit	79	(15)	154	(3)	215

Equity in earnings of consolidated subsidiaries	(262)	(301)	—	563	—

Equity in earnings of unconsolidated subsidiaries (net of tax)	50	50	—	(50)	50

Net income (loss)	(362)	(225)	(296)	521	(362)

Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to EFH Corp.	$(362)	$(225)	$(296)	$521	$(362)

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

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated

Cash provided by operating activities	$(41)	$20	$349	$—	$328

Cash flows – financing activities:
Repayments/repurchases of long-term borrowings	—	(1)	(70)	—	(71)
Net short-term borrowings under accounts receivable securitization program	—	—	5	—	5
Change in other short-term borrowings	—	—	(222)	—	(222)
Contributions from noncontrolling interests	—	—	6	—	6
Change in notes/advances – affiliates	(696)	(4)	761	(70)	(9)
Other, net	—	—	(1)	—	(1)

Cash provided by (used in) financing activities	(696)	(5)	479	(70)	(292)

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(247)	—	(247)
Proceeds from sale of environmental allowances and credits	—	—	1	—	1
Purchases of environmental allowances and credits	—	—	(4)	—	(4)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	734	—	734
Investments in nuclear decommissioning trust fund securities	—	—	(738)	—	(738)
Change in notes/advances – affiliates	—	—	(70)	70	—
Other, net	5	—	9	—	14

Cash provided by (used in) investing activities	5	—	(315)	70	(240)

Net change in cash and cash equivalents	(732)	15	513	—	(204)
Cash and cash equivalents – beginning balance	1,443	43	48	—	1,534

Cash and cash equivalents – ending balance	$711	$58	$561	$—	$1,330

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-guarantors	Eliminations	Consolidated

Cash provided by operating activities	$42	$22	$38	$—	$102

Cash flows – financing activities:
Issuances of long-term borrowings	500	—	—	—	500
Repayments/repurchases of long-term borrowings	—	(1)	(131)	—	(132)
Net short-term borrowings under accounts receivable securitization program	—	—	393	—	393
Change in other short-term borrowings	—	—	(700)	—	(700)
Contributions from noncontrolling interests	—	—	6	—	6
Change in notes/advances – affiliates	(753)	9	700	44	—
Other, net	(10)	—	—	—	(10)

Cash provided by (used in) financing activities	(263)	8	268	44	57

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(372)	—	(372)
Investment redeemed from derivative counterparty	400	—	—	—	400
Proceeds from sale of environmental allowances and credits	—	—	3	—	3
Purchases of environmental allowances and credits	—	—	(5)	—	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	564	—	564
Investments in nuclear decommissioning trust fund securities	—	—	(568)	—	(568)
Change in notes/advances – affiliates	—	—	44	(44)	—
Other, net	—	—	(13)	—	(13)

Cash provided by (used in) investing activities	400	—	(347)	(44)	9

Net change in cash and cash equivalents	179	30	(41)	—	168
Effects of deconsolidation of Oncor Holdings	(29)	—	—	—	(29)
Cash and cash equivalents – beginning balance	1,059	—	130	—	1,189

Cash and cash equivalents – ending balance	$1,209	$30	$89	$—	$1,328

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of March 31, 2011

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$711	$58	$561	$—	$1,330
Restricted cash	—	—	36	—	36
Advances to affiliates	—	—	230	(230)	—
Trade accounts receivable – net	23	183	768	(194)	780
Income taxes receivable	55	—	—	(55)	—
Accounts receivable from affiliates	7	—	—	(7)	—
Notes receivable from affiliates	932	—	1,981	(2,913)	—
Inventories	—	—	394	—	394
Commodity and other derivative contractual assets	80	—	2,394	—	2,474
Accumulated deferred income taxes	—	3	—	(3)	—
Margin deposits related to commodity positions	—	—	100	—	100
Other current assets	1	—	76	1	78

Total current assets	1,809	244	6,540	(3,401)	5,192

Restricted cash	—	—	1,135	—	1,135
Receivables from unconsolidated subsidiary	1,460	—	—	—	1,460
Investments in unconsolidated subsidiaries	—	5,588	—	—	5,588
Other investments	2,731	(2,557)	644	(110)	708
Property, plant and equipment – net	—	—	20,170	—	20,170
Notes receivable from affiliates	13	—	1,282	(1,295)	—
Goodwill	—	—	6,152	—	6,152
Identifiable intangible assets – net	—	—	2,363	—	2,363
Commodity and other derivative contractual assets	—	—	1,754	—	1,754
Accumulated deferred income taxes	791	—	—	(791)	—
Other noncurrent assets, principally unamortized issuance costs	89	51	546	(79)	607

Total assets	$6,893	$3,326	$40,586	$(5,676)	$45,129

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$1,004	$—	$1,004
Notes/advances from affiliates	222	8	—	(230)	—
Long-term debt due currently	—	9	454	—	463
Trade accounts payable	1	—	491	—	492
Payables to affiliates/unconsolidated subsidiary	1,981	42	1,075	(2,854)	244
Commodity and other derivative contractual liabilities	106	—	1,894	—	2,000
Margin deposits related to commodity positions	—	—	649	—	649
Accumulated deferred income taxes	3	—	8	(3)	8
Accrued interest	311	144	473	(257)	671
Other current liabilities	1	79	366	(129)	317

Total current liabilities	2,625	282	6,414	(3,473)	5,848

Accumulated deferred income taxes	—	160	5,568	(626)	5,102
Commodity and other derivative contractual liabilities	—	—	749	—	749
Notes or other liabilities due affiliates/unconsolidated subsidiary	1,282	—	406	(1,295)	393
Long-term debt, less amounts due currently	7,296	4,105	28,753	(5,784)	34,370
Other noncurrent liabilities and deferred credits	2,030	13	2,878	1	4,922

Total liabilities	13,233	4,560	44,768	(11,177)	51,384

EFH Corp. shareholders’ equity	(6,340)	(1,234)	(4,275)	5,509	(6,340)
Noncontrolling interests in subsidiaries	—	—	93	(8)	85

Total equity	(6,340)	(1,234)	(4,182)	5,501	(6,255)

Total liabilities and equity	$6,893	$3,326	$40,586	$(5,676)	$45,129

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2010

(millions of dollars)

	Parent/ Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,443	$43	$48	$—	$1,534
Restricted cash	—	—	33	—	33
Advances to affiliates	—	—	219	(219)	—
Trade accounts receivable – net	12	73	991	(77)	999
Income taxes receivable	47	—	—	(47)	—
Accounts receivable from affiliates	26	—	—	(26)	—
Notes receivable from affiliates	165	—	1,921	(2,086)	—
Inventories	—	—	395	—	395
Commodity and other derivative contractual assets	92	—	2,640	—	2,732
Accumulated deferred income taxes	—	3	—	(3)	—
Margin deposits related to commodity positions	—	—	166	—	166
Other current assets	2	—	58	—	60

Total current assets	1,787	119	6,471	(2,458)	5,919

Restricted cash	—	—	1,135	—	1,135
Receivables from unconsolidated subsidiary	1,463	—	—	—	1,463
Investments in unconsolidated subsidiaries	—	5,544	—	—	5,544
Other investments	2,924	(2,300)	628	(555)	697
Property, plant and equipment – net	—	—	20,366	—	20,366
Notes receivable from affiliates	12	—	1,282	(1,294)	—
Goodwill	—	—	6,152	—	6,152
Identifiable intangible assets – net	—	—	2,400	—	2,400
Commodity and other derivative contractual assets	—	—	2,071	—	2,071
Accumulated deferred income taxes	714	—	—	(714)	—
Other noncurrent assets, principally unamortized issuance costs	95	53	577	(84)	641

Total assets	$6,995	$3,416	$41,082	$(5,105)	$46,388

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$1,221	$—	$1,221
Notes/advances from affiliates	211	8	—	(219)	—
Long-term debt due currently	—	9	660	—	669
Trade accounts payable	1	1	679	—	681
Payables to affiliates/unconsolidated subsidiary	1,921	46	326	(2,039)	254
Commodity and other derivative contractual liabilities	119	—	2,164	—	2,283
Margin deposits related to commodity positions	—	—	631	—	631
Accumulated deferred income taxes	12	—	2	(3)	11
Accrued interest	165	72	302	(128)	411
Other current liabilities	3	46	507	(114)	442

Total current liabilities	2,432	182	6,492	(2,503)	6,603

Accumulated deferred income taxes	—	159	5,738	(547)	5,350
Commodity and other derivative contractual liabilities	—	—	869	—	869
Notes or other liabilities due affiliates/unconsolidated subsidiary	1,282	—	396	(1,294)	384
Long-term debt, less amounts due currently	7,286	4,106	28,617	(5,783)	34,226
Other noncurrent liabilities and deferred credits	1,985	12	2,870	—	4,867

Total liabilities	12,985	4,459	44,982	(10,127)	52,299

EFH Corp. shareholders’ equity	(5,990)	(1,043)	(3,987)	5,030	(5,990)
Noncontrolling interests in subsidiaries	—	—	87	(8)	79

Total equity	(5,990)	(1,043)	(3,900)	5,022	(5,911)

Total liabilities and equity	$6,995	$3,416	$41,082	$(5,105)	$46,388

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

We are a Dallas, Texas-based holding company with operations consisting principally of our TCEH and Oncor subsidiaries. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. Oncor is a majority-owned (approximately 80%) subsidiary engaged in regulated electricity transmission and distribution operations in Texas. Various “ring-fencing” measures have been taken to enhance the credit quality of Oncor. See Notes 1 and 3 to Financial Statements for a description of the material features of these “ring-fencing” measures and for a discussion of the reporting of our investment in Oncor (and its majority owner, Oncor Holdings) as an equity method investment.

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

Significant Activities and Events

Natural Gas Prices and Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of March 31, 2011, has effectively sold forward approximately 1.0 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 121,000 GWh at an assumed 8.0 market heat rate) at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu.

These transactions, as well as forward power sales, have effectively hedged an estimated 48% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning April 1, 2011 and ending December 31, 2015 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices generally 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the New York Mercantile Exchange (NYMEX) Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. The company has hedged approximately 95% of the Houston Ship Channel versus Henry Hub pricing point risk for 2011.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 15% of the positions in the long-term hedging program as of March 31, 2011, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of March 31, 2011:

	Measure	Balance 2011 (a)	2012	2013	2014	2015	Total

Natural gas hedge volumes (b)	mm MMBtu	~150	~398	~274	~149	—	~971
Weighted average hedge price (c)	$/MMBtu	~7.45	~7.36	~7.19	~7.80	—	—
Weighted average market price (d)	$/MMBtu	~4.57	~5.06	~5.41	~5.73	~6.08	—

(a)	Balance of 2011 is from April 1, 2011 through December 31, 2011.
(b)	Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 110 million MMBtu in 2014.
(c)	Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.
(d)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of March 31, 2011, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to $1.0 billion in pretax unrealized mark-to-market gains or losses.

Unrealized mark-to-market net gains (losses) related to the long-term hedging program were as follows:

	Three Months Ended March 31,
	2011	2010

Effect of natural gas market price changes on open positions	$(3)	$1,300
Reversals of previously recorded amounts on positions settled	(339)	(243)

Total unrealized effect (pre-tax)	$(342)	$1,057

The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $2.801 billion and $3.143 billion as of March 31, 2011 and December 31, 2010, respectively. See discussion below under “Results of Operations” for realized net gains from hedging activities, which amounts are largely related to the long-term hedging program.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program reflects declining forward market natural gas prices. Forward natural gas prices have generally trended downward since mid-2008 as shown in the table of forward NYMEX Henry Hub natural gas prices below. While the long-term hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, depressed forward natural gas prices are challenging to the long-term profitability of our generation assets. Specifically, these lower natural gas prices and the correlated effect in ERCOT on wholesale electricity prices could have a material adverse impact on the overall profitability of our generation assets for periods in which we have less significant hedge positions (i.e., beginning in 2013). In addition, a continuation or worsening of these market conditions would limit our ability to hedge our wholesale electricity revenues at sufficient price levels to support our interest payments and debt maturities and could adversely impact our ability to refinance our substantial long-term debt that matures in 2013 through 2016.

	000000000000	000000000000	000000000000	000000000000	000000000000
	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2011 (b)	2012	2013	2014	2015

June 30, 2008	$10.78	$10.74	$10.90	$11.12	$11.36
September 30, 2008	$8.54	$8.41	$8.30	$8.30	$8.44
December 31, 2008	$7.31	$7.23	$7.15	$7.15	$7.21
March 31, 2009	$6.67	$6.96	$7.11	$7.18	$7.25
June 30, 2009	$6.89	$7.16	$7.30	$7.43	$7.57
September 30, 2009	$6.87	$7.00	$7.06	$7.17	$7.31
December 31, 2009	$6.34	$6.53	$6.67	$6.84	$7.05
March 31, 2010	$5.34	$5.79	$6.07	$6.36	$6.68
June 30, 2010	$5.34	$5.68	$5.89	$6.10	$6.37
September 30, 2010	$4.44	$5.07	$5.29	$5.42	$5.60
December 31, 2010	$4.55	$5.08	$5.33	$5.49	$5.64
March 31, 2011	$4.57	$5.06	$5.41	$5.73	$6.08

(a)	Based on NYMEX Henry Hub prices.
(b)	For March 31, 2011, natural gas prices for 2011 represent the average of forward prices for April through December.

As of March 31, 2011, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Financial Condition — Liquidity and Capital Resources”), thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of March 31, 2011, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

		Balance 2011(a)		Balance 2011(a)		Balance 2011(a)		Balance 2011(a)		Balance 2011(a)
	Balance 2011(a)		2012		2013		2014		2015

$1.00/MMBtu change in gas price (b)	$	~10	$	~70	$	~305	$	~445	$	~610
0.1/MMBtu/MWh change in market heat rate (c)	$	~4	$	~28	$	~44	$	~49	$	~54
$1.00/gallon change in diesel fuel price	$	~1	$	~2	$	~48	$	~48	$	~53

(a)	Balance of 2011 is from May 1, 2011 through December 31, 2011.
(b)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas generally being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(c)	Based on Houston Ship Channel natural gas prices as of March 31, 2011.

Liability Management Program — As of March 31, 2011, EFH Corp. and its subsidiaries (excluding Oncor and its subsidiaries) had $35.4 billion principal amount of long-term debt outstanding. In October 2009, we implemented a liability management program focused on improving our balance sheet by reducing debt and extending debt maturities through debt exchanges, repurchases and issuances. Activities under the liability management program do not include debt issued by Oncor or its subsidiaries.

In transactions completed on April 19, 2011, $17.8 billion of maturities and commitments under the TCEH Senior Secured Facilities were extended three years, including $16.4 billion of term loans and deposit letter of credit loans from October 2014 to October 2017 and $1.4 billion of commitments (under which borrowings totaled $452 million upon the closing of the transactions) under the TCEH Revolving Credit Facility from October 2013 to October 2016. In addition, proceeds from the issuances in April 2011 of $1.750 billion principal amount of TCEH Senior Secured Notes were used to repay $1.604 billion of borrowings under the TCEH Senior Secured Facilities. Further, in private exchanges in April 2011, EFIH and EFIH Finance issued $406 million principal amount of EFIH 11% Senior Secured Second Lien Notes due 2021 in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Notes, $229 million principal amount of EFH Corp. Toggle Notes and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014.

Liability management activities since October 2009 include debt exchange and repurchase activities as follows (except where noted, debt amounts are principal amounts):

	Since Inception
Security	Debt Acquired/Settled	Debt Issued/ Cash Paid
EFH Corp 10.875% Notes due 2017	$1,804	$—
EFH Corp. Toggle Notes due 2017	2,661	—
EFH Corp. 5.55% Series P Senior Notes due 2014	602	—
EFH Corp. 6.50% Series Q Senior Notes due 2024	10	—
EFH Corp. 6.55% Series R Senior Notes due 2034	6	—
TCEH 10.25% Notes due 2015	1,835	—
TCEH Toggle Notes due 2016	751	—
TCEH Senior Secured Facilities due 2013 and 2014	1,623	—
EFH Corp. and EFIH 9.75% Notes due 2019	—	256
EFH Corp 10% Notes due 2020	—	561
EFIH 11% Notes due 2021	—	406
EFIH 10% Notes due 2020	—	2,180
TCEH 15% Notes due 2021	—	1,221
TCEH 11.5% Notes due 2020 (a)	—	1,604
Cash paid, including use of proceeds from debt issuances in 2010 (b)	—	1,042

Total	$9,292	$7,270

(a)

Excludes from the $1.750 billion principal amount $12 million in debt discount and $134 million in proceeds used for transaction costs related to the amendment and extension of the TCEH Senior Secured Facilities. All other proceeds were used to repay borrowings under the TCEH Senior Secured Facilities, and the remaining transaction costs were funded with cash on hand.

(b)

Includes $95 million of the proceeds from the January 2010 issuance of $500 million principal amount of EFH Corp. 10% Notes due 2020 and $290 million of the proceeds from the October 2010 issuance of $350 million principal amount of TCEH 15% Senior Secured Second Lien Notes due 2021.

Since inception, the transactions resulted in the capture of $2.0 billion of debt discount.

See Note 6 to Financial Statements for further discussion of the transactions completed under our liability management program in 2011.

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

ERCOT previously had a zonal wholesale market structure consisting of four geographic zones. The new location-based congestion-management market is referred to as a “nodal” market because wholesale pricing differs across the various nodes on the transmission grid instead of across the geographic zones. There are over 500 nodes in the ERCOT market. The nodal market design was implemented in conjunction with transmission improvements designed to reduce current congestion. We are fully certified to participate in both the “day-ahead” and “real-time markets.” Additionally, all of our operational generation assets and our qualified scheduling entities are certified and operate in the nodal market. While the initial implementation of the nodal market has not had a material impact on our profitability, we cannot predict the ultimate impact of the market design on our operations or financial results, and it could ultimately have an adverse impact on the profitability and value of our competitive business and/or our liquidity, particularly if such change ultimately results in lower revenue due to lower wholesale power prices, increased costs to service end-user electricity demand or increased collateral posting requirements with ERCOT. The opening of the nodal market resulted in an increase of approximately $200 million in the amount of letters of credit posted with ERCOT to support our market participation.

As discussed above, the nodal market design includes the establishment of a “day-ahead market” and hub trading prices to facilitate hedging and trading of electricity by participants. Under the previous zonal market, volumes under our nontrading bilateral purchase and sales contracts, including contracts intended as hedges, were scheduled as physical power with ERCOT and, therefore, reported gross as wholesale revenues or purchased power costs. In conjunction with the transition to the nodal market, unless the volumes represent physical deliveries to retail and wholesale customers or purchases from counterparties, these contracts are reported on a net basis in the income statement in net gain/(loss) from commodity hedging and trading activities. As a result of these changes, reported wholesale revenues and purchased power costs (and the associated volumes) in 2011 will be materially less than amounts reported in prior periods.

TCEH Interest Rate Swap Transactions — As of March 31, 2011, TCEH has entered into a series of interest rate swaps that effectively fix the interest rates at between 5.6% and 8.3% on $17.87 billion principal amount of its senior secured debt maturing from 2012 to 2014. Swaps related to an aggregate $2.60 billion principal amount of debt expired or were terminated in the three months ended March 31, 2011, and swaps related to an aggregate $4.67 billion principal amount of debt (growing to $8.64 billion over time, primarily as existing swaps expire) were entered into in the same period. Taking into consideration these swap transactions, 7% of our consolidated long-term debt portfolio as of March 31, 2011 was exposed to variable interest rate risk through 2014. Subsequent to the end of the quarter through April 27, 2011, TCEH entered into additional swaps related to an aggregate $781 million principal amount of debt (growing to $1.936 billion over time to October 2014, primarily as existing swaps expire). We may enter into additional interest rate hedges from time to time.

As of March 31, 2011, TCEH has also entered into interest rate basis swap transactions, which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $12.70 billion principal amount of senior secured debt. Swaps related to an aggregate $2.50 billion principal amount of debt expired in the three months ended March 31, 2011.

Unrealized mark-to-market net gains and losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $142 million in net gains and $107 million in net losses in the three months ended March 31, 2011 and 2010, respectively. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.277 billion and $1.419 billion as of March 31, 2011 and December 31, 2010, respectively, of which $94 million and $105 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 6 to Financial Statements regarding interest rate swap transactions.

Recent EPA Actions — In 2005, the EPA published a final rule requiring reductions of mercury emissions from lignite/coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the US Court of Appeals for the D.C. Circuit (the D.C. Circuit Court) vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court’s ruling. The EPA agreed in a consent decree submitted for court approval to propose Maximum Achievable Control Technology (MACT) rules by March 2011 and finalize those rules by November 2011. In March 2011, the EPA issued for comment a proposed rule for coal and oil-fueled electric generating units (Utility MACT). Once finalized, this rule could require substantial control equipment retrofits on our lignite coal-fueled generation units within three to four years of the effective date of the rule, which as previously disclosed could require material capital expenditures. We cannot predict the substance of the final Utility MACT rule, or its impact on our facilities, financial condition or results of operations.

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. We believe we possess all necessary permits for these activities from the TCEQ for our present operations. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities were published by the EPA in 2004. As prescribed in the regulations, we began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In January 2007, a federal court ruled against the EPA in a lawsuit brought by environmental groups challenging aspects of these regulations, and in July 2007, the EPA announced that it was suspending the regulations pending further rulemaking. The US Supreme Court issued a decision in April 2009 reversing the federal court’s decision, in part, and finding that the EPA permissibly used cost-benefit analysis in the Section 316(b) regulations. In the absence of regulations, the EPA has instructed the states implementing the Section 316(b) program to use their best professional judgment in reviewing applications and issuing permits under Section 316(b). In April 2010, the EPA entered into a settlement agreement that requires it to propose new rules under Section 316(b) by March 2011 and to finalize those rules by July 2012. In March 2011, the EPA issued for comment the proposed regulations. Although the proposed rule does not mandate a certain control technology, it does require site-specific assessments of technology feasibility on a case-by-case basis at the state level. Compliance with this rule would be required beginning eight years following promulgation. We cannot predict the substance of the final regulations or the impact they may have on our financial condition or results of operations.

In 2005, the EPA published a final rule (the Clean Air Interstate Rule or CAIR) requiring states to reduce emissions of sulfur dioxide (SO2) and nitrogen oxide (NOx) that significantly contributed to or interfered with maintenance of the EPA’s National Ambient Air Quality Standards (NAAQS) for fine particulate matter and/or ozone in any downwind state. In 2008, the D.C. Circuit Court remanded CAIR to the EPA, but allowed the rule to continue until such time as the EPA issued a final replacement rule. In August 2010, the EPA issued for comment a proposed rule called the Clean Air Transport Rule (CATR). As proposed, CATR did not include the State of Texas in its annual SO2 and NOx program to address downwind fine particulate impacts. However, the EPA expressly solicited comment as to whether the State of Texas should be included in the annual program. On April 13, 2011, the EPA released a proposed rule that would disapprove Texas’ State Implementation Plan (SIP) submittal regarding compliance with the interstate transport requirements of the Clean Air Act as they pertain to the 2006 NAAQS for fine particulate matter. In this proposed rule, the EPA suggested that it might seek to include the State of Texas in the CATR annual program through imposition of a Federal Implementation Plan as a means of remedying Texas’ alleged failure to submit an adequate SIP. The final CATR is expected to be issued later this year and could require us to incur material capital expenditures. Compliance with CATR is currently proposed to start in January 2012. However, we cannot predict with certainty whether the State of Texas will be included in CATR or, if included, the impact that such inclusion would have on our facilities, financial condition or results of operations.

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

As of March 31, 2011, Oncor has installed approximately 1,635,000 advanced digital meters, including approximately 121,000 during the three months ended March 31, 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $390 million as of March 31, 2011, including $30 million in the first quarter of 2011. Oncor expects to complete installations of the remaining approximately 1.4 million advanced meters by the end of 2012.

Oncor Rate Review Filed with the PUCT — In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. The PUCT, with Oncor’s input and that of the cities and other participating parties, established a procedural schedule for the review. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that Oncor and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor expects to file a stipulation in late April or early May 2011 that incorporates the Memorandum of Settlement along with proposed tariffs. The stipulation and related tariffs must be approved by the PUCT. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees and other expenses. The settlement would result in an impact of less than 1% on an average residential monthly bill of 1,300 kWh for a TXU Energy customer. Approximately $93 million of the increase would become effective by July 1, 2011, and the remainder would become effective by January 1, 2012. The settlement does not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. See “Regulatory Matters” below for further discussion.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under “Regulatory Matters.”

RESULTS OF OPERATIONS

Consolidated Financial Results – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

See comparison of results of the Competitive Electric segment for discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain (loss) from commodity hedging and trading activities, operating costs; depreciation and amortization, and franchise and revenue-based taxes.

SG&A expenses decreased $22 million, or 12%, to $165 million in 2011. The decrease was driven by lower retail bad debt expense reflecting improved customer mix and the impacts on prior year collections of delayed billings during the implementation of a retail customer information management system.

See Note 15 to Financial Statements for details of other income and deductions.

Interest income decreased $8 million to $2 million in 2011 reflecting interest in 2010 on $465 million in collateral under a funding arrangement settled in March 2010.

Interest expense and related charges decreased $311 million, or 33%, to $643 million in 2011 reflecting a $142 million unrealized mark-to-market net gain related to interest rate swaps in 2011 compared to a $107 million net loss in 2010, a $19 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges as well as lower interest expense resulting from reduced debt under the liability management program as described above under “Significant Activities and Events,” partially offset by a $23 million decrease in capitalized interest. See Note 15 to Financial Statements.

Income tax benefit totaled $215 million on a pretax loss in 2011 and income tax expense totaled $203 million on pretax income in 2010. The effective tax rates were 34.3% in 2011 and 41.0% in 2010. The decrease in the effective tax rate in 2011 was driven by the effect of interest accrued on uncertain tax positions in both years and an $8 million deferred tax charge in 2010 related to the Patient Protection and Affordable Care Act.

Equity in earnings of unconsolidated subsidiaries (net of tax) decreased $13 million to $50 million in 2011 driven by lower earnings of Oncor, which reflected milder weather, higher depreciation and operating costs and increased interest expense, partially offset by higher revenue rates.

After-tax results decreased $717 million to a net loss of $362 million in 2011.

•	After-tax results in the Competitive Electric segment decreased $751 million to a net loss of $320 million.

•	Earnings from the Regulated Delivery segment decreased $13 million to $50 million as discussed above.

•

Corporate and Other net expenses (after-tax) totaled $92 million in 2011 and $139 million in 2010. The amounts in 2011 and 2010 include recurring interest expense on outstanding debt and notes payable to subsidiaries, as well as corporate general and administrative expenses. The decrease of $47 million reflected lower interest expense resulting from reduced debt under the liability management program.

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

Competitive Electric Segment

Financial Results

	Three Months Ended March 31,
	2011	2010
Operating revenues	$1,672	$1,999
Fuel, purchased power costs and delivery fees	(830)	(1,047)
Net gain (loss) from commodity hedging and trading activities	(94)	1,213
Operating costs	(216)	(197)
Depreciation and amortization	(362)	(337)
Selling, general and administrative expenses	(162)	(183)
Franchise and revenue-based taxes	(21)	(22)
Other income	31	14
Other deductions	(2)	(6)
Interest income	27	22
Interest expense and related charges	(529)	(777)

Income (loss) before income taxes	(486)	679

Income tax (expense) benefit	166	(248)

Net income (loss)	$(320)	$431

Sales Volume and Customer Count Data

	Three Months Ended March 31,
	2011	2010	% Change
Sales volumes:

Retail electricity sales volumes – (GWh):
Residential	5,944	6,719	(11.5)
Small business (a)	1,766	1,982	(10.9)
Large business and other customers	3,259	3,519	(7.4)

Total retail electricity	10,969	12,220	(10.2)
Wholesale electricity sales volumes (b)	9,211	11,708	(21.3)

Total sales volumes	20,180	23,928	(15.7)

Average volume (kWh) per residential customer (c)	3,387	3,621	(6.5)

Weather (North Texas average) – percent of normal (d):

Heating degree days	111.9%	135.8%	(17.6)

Customer counts:

Retail electricity customers (end of period and in thousands) (e):
Residential	1,739	1,849	(5.9)
Small business (a)	208	250	(16.8)
Large business and other customers	22	22	—

Total retail electricity customers	1,969	2,121	(7.2)

____________

(a)	Customers with demand of less than 1 MW annually.
(b)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(c)	Calculated using average number of customers for the period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.
(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,
	2011	2010	% Change
Operating revenues:

Retail electricity revenues:
Residential	$727	$870	(16.4)
Small business (a)	227	267	(15.0)
Large business and other customers	249	284	(12.3)

Total retail electricity revenues	1,203	1,421	(15.3)
Wholesale electricity revenues (b) (c)	395	503	(21.5)
Amortization of intangibles (d)	2	(1)	—
Other operating revenues	72	76	(5.3)

Total operating revenues	$1,672	$1,999	(16.4)

Net gain (loss) from commodity hedging and trading activities:

Unrealized net gains (losses) from changes in fair value	$(18)	$1,203	—
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the current period	(304)	(225)	(35.1)
Realized net gains on settled positions	228	235	(3.0)

Total gain (loss)	$(94)	$1,213	—

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are marked-to-market in net income, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, instead of the contract price. As a result, these line item amounts include a noncash component, which the company considers “unrealized.” (The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.) These amounts are as follows:

	Three Months Ended March 31,
	2011	2010
Reported in revenues	$—	$(18)
Reported in fuel and purchased power costs	6	33

Net gain	$6	$15

(c)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Competitive Electric Segment

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,
	2011	2010	% Change
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$42	$38	10.5
Lignite/coal	233	223	4.5

Total baseload fuel	275	261	5.4
Natural gas fuel and purchased power (a)	108	324	(66.7)
Amortization of intangibles (b)	36	42	(14.3)
Other costs	86	65	32.3

Fuel and purchased power costs	505	692	(27.0)
Delivery fees (c)	325	355	(8.5)

Total	$830	$1,047	(20.7)

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear fuel	$8.02	$7.55	6.2
Lignite/coal (d)	19.36	20.02	(3.3)
Natural gas fuel and purchased power	94.33	52.02	81.3

Delivery fees per MWh	$29.51	$28.99	1.8

Production and purchased power volumes (GWh):
Nuclear	5,206	5,013	3.8
Lignite/coal	13,966	12,818	9.0

Total baseload generation	19,172	17,831	7.5
Natural gas-fueled generation	153	372	(58.9)
Purchased power (e)	855	5,725	(85.1)

Total energy supply volumes	20,180	23,928	(15.7)

Baseload capacity factors:
Nuclear	104.8%	100.9%	3.9
Lignite/coal	83.2%	82.1%	1.3
Total baseload	88.4%	86.7%	2.0

____________

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes delivery fee charges from Oncor.
(d)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.
(e)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment – Financial Results — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

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

Operating revenues decreased $327 million, or 16%, to $1.672 billion in 2011.

Retail electricity revenues decreased $218 million or 15%, to $1.203 billion and reflected the following:

•

A 10% decrease in sales volumes decreased revenues by $145 million reflecting declines in both the residential and business markets. Residential volumes decreased 12% reflecting a 6% decline in customer count driven by competitive activity and 6% decrease in average consumption reflecting milder winter weather in 2011. Business volumes decreased 9% reflecting a change in customers driven by competitive activity.

•

Lower average pricing decreased revenues by $73 million reflecting declining prices in both the residential and business markets. Lower average pricing is reflective of competitive activity in a lower wholesale power price environment and a change in business customer mix.

Wholesale electricity revenues decreased $108 million, or 21%, to $395 million in 2011. The decrease is primarily attributable to the nodal market change described above. The decrease was partially offset by higher production from the new lignite-fueled generation units and by $18 million in lower unrealized losses related to physical derivative sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Fuel, purchased power costs and delivery fees decreased $217 million, or 21%, to $830 million in 2011. Purchased power costs decreased $226 million driven by the effect of the nodal market change described above. This decrease was partially offset by higher purchased power prices during generation outages resulting from a severe winter storm in early February 2011. Delivery fees declined $30 million reflecting lower retail volumes. These decreases were partially offset by $24 million in higher fuel costs due primarily to higher prices and the effect of the new lignite-fueled generation units and $27 million in lower unrealized gains related to physical derivative commodity purchase contracts as described in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Overall baseload generation production increased 8% in 2011 reflecting a 9% increase in lignite/coal-fueled production driven by increased production from the newly constructed generation facilities.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the three months ended March 31, 2011 and 2010, which totaled $94 million in net losses and $1.213 billion in net gains, respectively:

Three Months Ended March 31, 2011 — Unrealized mark-to-market net losses totaling $322 million included:

•

$326 million in net losses related to hedge positions, which includes $300 million in net losses representing reversals of previously recorded net gains on positions settled in the period and $26 million in net losses from changes in fair values, and

•

$4 million in net gains related to trading positions, which includes $8 million in net gains from changes in fair value and $4 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $228 million included:

•	$208 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, largely related to the long-term hedging program, and
•	$20 million in net gains related to trading positions.

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

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $6 million and $15 million in net gains in 2011 and 2010, respectively.

Operating costs increased $19 million, or 10%, to $216 million in 2011. The increase reflected $9 million in incremental expense related to the new generation units. The balance of the increase was driven by $6 million in implementation costs for new technology systems and process improvements for generation facilities, $2 million in expenses for periodic major inspections of natural gas generation units, and $2 million in various other operating cost variances.

Depreciation and amortization increased $25 million, or 7%, to $362 million in 2011. The increase reflected $15 million in incremental depreciation from a new generation unit placed in service in May 2010 and $10 million in increased depreciation at lignite/coal generation units resulting from additions and replacements.

SG&A expenses decreased $21 million, or 11%, to $162 million in 2011. The decrease was driven by lower retail bad debt expense reflecting improved customer mix and the impacts on prior year collections of delayed billings during the implementation of a retail customer information management system.

Other income totaled $31 million in 2011 and $14 million in 2010. Other income in 2011 included $21 million related to the settlement of bankruptcy claims against a counterparty and $7 million for a property damage claim. Other income in 2010 included a $7 million gain associated with the sale of a partial interest in a business and a $5 million refund of sales taxes related to prior years. See Note 15 to Financial Statements.

Other deductions totaled $2 million in 2011 and $6 million in 2010. See Note 15 to Financial Statements.

Interest income increased $5 million to $27 million in 2011 reflecting higher notes receivable balances from affiliates.

Interest expense and related charges decreased $248 million, or 32%, to $529 million in 2011 reflecting a $142 million unrealized mark-to-market net gain related to interest rate swaps in 2011 compared to a $107 million net loss in 2010 and a $19 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges, partially offset by a $23 million decrease in capitalized interest.

Income tax benefit totaled $166 million on a pretax loss in 2011 compared to income tax expense of $248 million on pretax income in 2010. The effective rate was 34.2% and 36.5% in 2011 and 2010, respectively. The decrease in the effective rate reflected interest accrued on uncertain tax positions in both years and the absence of a production activities deduction in 2011 due to an expected tax loss.

After-tax results for the segment declined $751 million to a net loss of $320 million in 2011 reflecting the decline in results from commodity hedging and trading activities due to unrealized mark-to-market net losses in 2011 compared to unrealized net gains in 2010, partially offset by an opposite change in unrealized mark-to-market values of interest rate swaps reported in interest expense.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2011 and 2010. The net change in these assets and liabilities, excluding “other activity” as described below, represents $316 million in unrealized net losses in 2011 and $993 million in unrealized net gains in 2010 arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Three Months Ended March 31,
	2011	2010

Commodity contract net asset as of beginning of period	$3,097	$1,718
Settlements of positions (a)	(298)	(210)
Changes in fair value (b)	(18)	1,203
Other activity (c)	1	21

Commodity contract net asset as of end of period	$2,782	$2,732

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Represents unrealized gains and losses recognized, including positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”).
(c)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold and physical natural gas exchange transactions.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of March 31, 2011, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset as of March 31, 2011
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(78)	$(5)	$—	$—	$(83)
Prices provided by other external sources	1,204	1,395	262	—	2,861
Prices based on models	16	(13)	1	—	4

Total	$1,142	$1,377	$263	$—	$2,782

Percentage of total fair value	41%	50%	9%	—%	100%

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT that are deemed active markets (excluding the West hub) generally extend through 2013 and over-the-counter quotes for natural gas generally extend through 2016, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 9 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flow — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 — Cash provided by operating activities increased $226 million to $328 million in 2011. The increase reflected the effect of amended accounting standards related to the accounts receivable securitization program (see Note 5 to Financial Statements), under which the $383 million of funding under the program at the January 1, 2010 adoption was reported as a use of operating cash flows and a source of financing cash flows. Excluding this accounting effect, cash provided by operating activities declined $157 million driven by lower cash earnings, which reflected a low wholesale power price environment and the effects of a severe winter storm in February 2011, partially offset by the contribution from the new lignite-fueled generation units.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $82 million and $93 million for the three months ended March 31, 2011 and 2010, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees and interest expense and related charges.

Cash used in financing activities totaled $292 million in 2011 compared to cash provided of $57 million in 2010. Activity in 2011 reflected a reduction in net borrowings under the TCEH Revolving Credit Facility. Activity in 2010 included a $383 million source of financing cash flows due to an accounting change related to the accounts receivable securitization program as discussed above, partially offset by net repayments of debt.

See Note 6 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash used in investing activities totaled $240 million in 2011 compared to cash provided of $9 million in 2010. Investing activities in 2010 reflected a $400 million cash investment posted with a derivative counterparty in 2009 that was returned in 2010. Capital expenditures decreased $179 million to $149 million in 2011 reflecting a decrease in spending related to the construction of new generation facilities.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the three months ended March 31, 2011 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Repayments and Repurchases
TCEH	$—	$(68)
EFCH	—	(1)
EFH Corp.	—	(2)

Total long-term	—	(71)

Total short-term – TCEH (a)	—	(222)

Total	$—	$(293)

(a)	Short-term amounts represent net borrowings/repayments.

See Note 6 to Financial Statements for further detail of long-term debt and other financing arrangements, including amendments to the TCEH Senior Secured Facilities as well as maturity extensions and repayments of borrowings under those facilities in April 2011.

We regularly monitor the capital and bank credit markets for liability management opportunities that we believe will improve our balance sheet, including capturing debt discount and extending debt maturities. As a result, we may engage, from time to time, in liability management transactions. Future activities under the liability management program may include the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing/exchange transactions (including pursuant to a Section 10b-5(1) plan) or via public or private exchange or tender offers.

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

Available Liquidity — The following table summarizes changes in available liquidity since December 31, 2010.

	Available Liquidity

	April 19, 2011	March 31, 2011	December 31, 2010	Year-to-Date Change – April 19, 2011
Cash and cash equivalents	$955	$1,330	$1,534	$(579)
TCEH Revolving Credit Facility (a)	1,397	1,680	1,440	(43)
TCEH Letter of Credit Facility	336	248	261	75

Total liquidity (b)	$2,688	$3,258	$3,235	$(547)

(a)	In connection with the April 19, 2011 amendment and extension of the TCEH Senior Secured Facilities, this facility now has a limit of $2.054 billion, of which $657 million was borrowed as of April 19, 2011. Lehman is no longer a participant in the facility.
(b)	Total liquidity includes margin deposits, which as of March 31, 2011 and December 31, 2010, totaled $549 million and $465 million, respectively, of net receipts of margin deposits from counterparties related to commodity positions (net of $100 million and $166 million, respectively, posted with counterparties).

See Note 6 to Financial Statements for discussion of transactions in April 2011 related to the TCEH Senior Secured Facilities that resulted in an amendment to the terms of the facilities, three-year extensions of $17.8 billion of maturities of borrowings/commitments, repayment of $1.6 billion of borrowings and the reduction of $646 million of commitments.

The decline in available liquidity since December 31, 2010 was driven by transaction costs of the April 2011 amendment and extension of the TCEH Senior Secured Facilities, which were funded largely by cash on hand.

Pension and OPEB Plan Funding — Pension and OPEB plan funding is expected to total $175 million and $25 million, respectively, in 2011. Oncor is expected to fund $190 million of this amount consistent with its share of the pension liability. We made pension and OPEB contributions of $14 million and $6 million, respectively, in the three months ended March 31, 2011, of which $18 million was contributed by Oncor.

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

EFH Corp. will make its May 2011 interest payment and its November 2011 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. is expected to increase the aggregate principal amount of the notes by $21 million in May 2011 (excluding $151 million principal amount issued to EFIH as holder of $2.525 billion principal amount of EFH Corp. Toggle Notes that is eliminated in consolidation) and is expected to further increase the aggregate principal amount of the notes by $22 million in November 2011 (excluding $161 million principal amount expected to be issued to EFIH). The election is expected to increase liquidity in May 2011 by an amount equal to $19 million (excluding $142 million related to notes held by EFIH) and is expected to further increase liquidity in November 2011 by an amount equal to a currently estimated $20 million (excluding $151 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes. See Note 6 to Financial Statements for discussion of debt exchange transactions in April 2011 that resulted in EFIH acquiring $428 million principal amount of EFH Corp. debt, including $229 million principal amount of EFH Corp. Toggle Notes that are reflected in the amounts related to the May and November 2011 PIK elections.

Similarly, TCEH will make its May 2011 interest payment and its November 2011 interest payment on the TCEH Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH is expected to increase the aggregate principal amount of the notes by $79 million in May 2011 and is expected to further increase the aggregate principal amount of the notes by $84 million in November 2011. The election is expected to increase liquidity in May 2011 by an amount equal to $74 million and is expected to further increase liquidity in November 2011 by an amount equal to an estimated $78 million, constituting the amounts of cash interest that otherwise would have been payable on the notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility (CCP facility), an uncapped senior secured revolving credit facility that matures in December 2012, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of the CCP facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the CCP facility, as of March 31, 2011, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. Due to declines in forward natural gas prices, no amounts were borrowed against the CCP facility as of March 31, 2011 and December 31, 2010. See Note 6 to Financial Statements for more information about the TCEH Senior Secured Facilities, which include the CCP facility.

As of March 31, 2011, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$98 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $165 million posted as of December 31, 2010;
•

$647 million in cash has been received from counterparties, net of $2 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $630 million received, net of $1 million in cash posted, as of December 31, 2010;

•	$495 million in letters of credit have been posted with counterparties, as compared to $473 million posted as of December 31, 2010, and
•	$26 million in letters of credit have been received from counterparties, as compared to $25 million received as of December 31, 2010.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of March 31, 2011, restricted cash collateral held totaled $36 million. See Note 15 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of March 31, 2011, approximately 400 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped CCP facility supports the collateral posting requirements related to most of these transactions.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total approximately $65 million, and net refunds of federal income taxes are expected to total approximately $13 million in the next 12 months. Refunds totaled $31 million in the three months ended March 31, 2011.

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in 2011. (See Note 15 to Financial Statements.)

Interest Rate Swap Transactions — See Note 6 to Financial Statements.

Accounts Receivable Securitization Program — TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $101 million and $96 million as of March 31, 2011 and December 31, 2010, respectively. See Note 5 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Distributions from Oncor — Oncor’s distributions to us totaled $16 million and $30 million in the three months ended March 31, 2011 and 2010, respectively. In April 2011, we received an additional $16 million distribution. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with US GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 8 to Financial Statements.)

In January 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion below under “Regulatory Matters – Oncor Matters with the PUCT.” As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, we expect our distributions from Oncor will be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to be completed in 2013.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of our financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of March 31, 2011, we were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations.

Adjusted EBITDA (as used in the restricted payments covenant contained in the indenture governing the EFH Corp. Senior Secured Notes) for the twelve months ended March 31, 2011 totaled $5.130 billion for EFH Corp. See Exhibits 99(b), 99(c) and 99(d) for a reconciliation of net income (loss) to Adjusted EBITDA for EFH Corp., TCEH and EFIH, respectively, for the three and twelve months ended March 31, 2011 and 2010.

The table below summarizes TCEH’s secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp., EFIH and TCEH that are applicable under certain other threshold covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Second Lien Notes, the EFH Corp. Senior Notes, the EFH Corp. Senior Secured Notes and the EFIH Notes as of March 31, 2011 and December 31, 2010. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp., EFIH or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFH Corp. and its consolidated subsidiaries are in compliance with their maintenance covenants.

	March 31, 2011	December 31, 2010	Threshold Level as of March 31, 2011
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	5.13 to 1.00	5.19 to 1.00	Must not exceed 8.00 to 1.00 (b)

Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (c)	(d)	(d)	At least 2.0 to 1.0
TCEH Senior Notes and TCEH Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	8.8 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.6 to 1.0	1.6 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	8.8 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	53.0 to 1.0	23.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	(d)	(d)	At least 2.0 to 1.0
EFIH leverage ratio	5.4 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
TCEH Senior Notes and TCEH Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	8.1 to 1.0	7.9 to 1.0	Equal to or less than 6.5 to 1.0

(a)	In accordance with the terms of the TCEH Senior Secured Facilities and as the result of the new Sandow and first Oak Grove generating units achieving average capacity factors of greater than or equal to 70% for the three months ended March 31, 2010, the maintenance covenant as of December 31, 2010 includes Adjusted EBITDA for the units and the proportional amount of outstanding debt under the Delayed Draw Term Loan (see Note 6 to Financial Statements) applicable to the two units. Adjusted EBITDA for the second Oak Grove generation unit is not included in the calculation.
(b)	Threshold level increased to a maximum of 8.00 to 1.00 for the test periods ending March 31, 2011 through December 31, 2014, effective with the April 2011 amendment to the TCEH Senior Secured Facilities discussed in Note 6 to Financial Statements. Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.
(c)	Although EFIH currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indentures governing the EFIH Notes, EFIH’s ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes.
(d)	EFIH meets the ratio threshold. Because EFIH’s interest income exceeds interest expense, the result of the ratio calculation is not meaningful.
(e)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.
(f)	The EFIH fixed charge coverage ratio for non-EFH Corp. payments includes the results of Oncor Holdings and its subsidiaries. The EFIH fixed charge coverage ratio for EFH Corp. payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of March 31, 2011, counterparties to those contracts could have required TCEH to post up to an aggregate of $27 million in additional collateral. This amount largely represents the below market terms of these contracts as of March 31, 2011; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of March 31, 2011, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $27 million, with $14 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of March 31, 2011, TCEH posted letters of credit in the amount of $73 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the “day-ahead” and “real-time markets” operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $240 million as of March 31, 2011 (which is subject to weekly adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($20.9 billion as of April 19, 2011) under such facilities.

The indentures governing the TCEH Senior Notes, TCEH Senior Secured Notes and the TCEH Senior Secured Second Lien Notes contain a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes, TCEH Senior Secured Notes and TCEH Senior Secured Second Lien Notes.

Under the terms of a TCEH rail car lease, which had $44 million in remaining lease payments as of March 31, 2011 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $49 million in remaining lease payments as of March 31, 2011 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

Guarantees — See Note 7 to Financial Statements for details of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 7 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 7 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2011 that are expected to materially impact us.

REGULATORY MATTERS

See discussions in Note 7 to Financial Statements.

Sunset Review

PURA, the PUCT, the RRC, ERCOT, the TCEQ and the Texas Office of Public Utility Counsel (OPUC) are subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, the RRC, ERCOT, the TCEQ or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g. PURA). In 2010, the Texas Sunset Advisory Commission adopted various recommendations regarding these agencies and submitted its recommendations for the Texas Legislature’s consideration during the session, which began in January 2011. We cannot predict the outcome of the sunset review process.

Oncor Matters with the PUCT

Rate Cases — In January 2011, Oncor filed for a rate review (PUCT Docket No. 38929) with the PUCT and 203 cities based on a test year ended June 30, 2010. If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. The PUCT, with Oncor’s input and that of the cities and other participating parties, established a procedural schedule for the review. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule in the rate review on the grounds that Oncor and the parties to the rate review had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor expects to file a stipulation in late April or early May 2011 that incorporates the Memorandum of Settlement along with proposed tariffs. The stipulation and related tariffs must be approved by the PUCT. The terms of the settlement include an approximate $137 million base rate increase and additional provisions to address franchise fees and other expenses. The settlement would result in an impact of less than 1% on an average residential monthly bill of 1,300 kWh for a TXU Energy customer. Approximately $93 million of the increase would become effective by July 1, 2011, and the remainder would become effective by January 1, 2012. The settlement does not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%.

In August 2009, the PUCT issued a final order with respect to Oncor’s June 2008 rate review filing (PUCT Docket 35717), and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate case final order to a state district court. In January 2011, the District Court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees, and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues it appealed to the District Court and did not prevail upon, as well as the District Court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. Oncor is unable to predict the outcome of the appeal.

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order (PUCT Docket No. 34077), which became final in June 2008, approving the terms of a stipulation relating to the filing in 2007 by Oncor and Texas Holdings with the PUCT pursuant to Section 14.101(b) of PURA and PUCT Substantive Rule 25.75. The filing reported an ownership change involving Texas Holdings’ purchase of EFH Corp. Among other things, the stipulation required the filing of a rate case by Oncor no later than July 1, 2008 based on a test year ended December 31, 2007, which Oncor filed in June 2008 as discussed above. In July 2008, Nucor Steel filed an appeal of the PUCT’s order in the 200th District Court of Travis County, Texas. A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third District Court of Appeals in Austin, Texas in July 2010. Oral argument was held before the court in March 2011. There is no deadline for the court to act. While Oncor is unable to predict the outcome of the appeal, it does not expect the appeal to affect the major provisions of the stipulation.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded Oncor 17 CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT. As of March 31, 2011, all 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. As of March 31, 2011, Oncor’s cumulative CREZ-related capital expenditures totaled $417 million, including $101 million during the three months ended March 31, 2011. Oncor expects that all necessary permitting actions and other requirements and all construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013.

Transmission Cost Recovery and Rates (PUCT Docket No. 38938) — In order to recover increases in its transmission costs, including incremental fees paid to other transmission service providers due to an increase in their rates, Oncor is allowed to request an update twice a year to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs. In December 2010, an application was filed to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application increased Oncor’s annualized revenues by an estimated $33 million.

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

Disclosures related to specific mines pursuant to Section 1503 of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act sourced from data documented as of April 11, 2011 in the MSHA Data Retrieval System for the three months ended March 31, 2011 (except pending legal actions, which are as of March 31, 2011), are as follows:

Mine (a)	Section 104 S and S Citations (b)	Proposed MSHA Assessments ($ thousands) (c)	Pending Legal Action (d)
Beckville	2	3	2
Big Brown	4	—	1
Kosse	2	3	—
Oak Hill	—	11	1
Sulphur Springs	—	2	2
Tatum	1	3	—
Three Oaks	—	—	3
Winfield South	—	—	1

(a)	Excludes mines for which there were no applicable events.
(b)	Includes MSHA citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
(c)

Total dollar value for proposed assessments received from MSHA for all citations and orders issued in the three months ended March 31, 2011, including but not limited to Sections 104, 107 and 110 citations and orders that are not required to be reported.

(d)	Pending actions before the FMSHRC involving a coal or other mine.

During the three months ended March 31, 2011, our mining operations received one citation and order under Section 104(d) (Kosse mine), no citations, orders or written notices under Sections 104(b), 104(e), 107(a) or 110(b)(2) of the Mine Act, and they experienced no fatalities.

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

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Month-end average Trading VaR:	$3	$3

Month-end high Trading VaR:	$4	$4

Month-end low Trading VaR:	$1	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Month-end average MtM VaR:	$214	$426

Month-end high MtM VaR:	$260	$621

Month-end low MtM VaR:	$187	$321

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

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Month-end average EaR:	$173	$477

Month-end high EaR:	$217	$662

Month-end low EaR:	$150	$323

The decreases in the risk measures (MtM VaR and EaR) above primarily reflected a reduction of positions in the long-term hedging program due to maturities.

Interest Rate Risk

As of March 31, 2011, the potential reduction of annual pretax earnings due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $24 million, taking into account the interest rate swaps discussed in Note 6 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $2.499 billion as of March 31, 2011. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of March 31, 2011 include $517 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $75 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of March 31, 2011, the exposure to credit risk from these counterparties totaled $1.982 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $684 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.298 billion decreased $308 million in the three months ended March 31, 2011, reflecting a reduction of positions in the long-term hedging program due to maturities and the effect of an increase in forward natural gas prices on the value of positions in the program.

Of this $1.298 billion net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of March 31, 2011 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. See Note 11 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,960	$669	$1,291	$1,437	$523	$—	$1,960
Noninvestment grade	22	15	7	20	2	—	22

Totals	$1,982	$684	$1,298	$1,457	$525	$—	$1,982

Investment grade	98.9%		99.5%
Noninvestment grade	1.1%		0.5%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 41%, 33% and 14% of the net $1.298 billion exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of our business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” in this report and the 2010 Form 10-K and the discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ and the CFTC, with respect to, among other things:

¡	allowed prices;
¡	allowed rates of return;
¡	permitted capital structure;
¡	industry, market and rate structure;
¡	purchased power and recovery of investments;
¡	operations of nuclear generating facilities;
¡	operations of fossil-fueled generating facilities;
¡	operations of mines;
¡	acquisition and disposal of assets and facilities;
¡	development, construction and operation of facilities;
¡	decommissioning costs;
¡	present or prospective wholesale and retail competition;
¡	changes in tax laws and policies;
¡	changes in and compliance with environmental and safety laws and policies, including climate change initiatives, and
¡	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	economic conditions, including the impact of a recessionary environment;
•	our ability to attract and retain profitable customers;
•	our ability to profitably serve our customers;
•	restrictions on competitive retail pricing;
•	changes in wholesale electricity prices or energy commodity prices;
•	changes in prices of transportation of natural gas, coal, crude oil and refined products;
•	unanticipated changes in market heat rates in the ERCOT electricity market;
•	our ability to effectively hedge against unfavorable commodity prices, market heat rates and interest rates;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	access to adequate transmission facilities to meet changing demands;
•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;
•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;
•	financial restrictions placed on us by the agreements governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;
•	our ability to successfully execute our liability management program;
•	competition for new energy development and other business opportunities;
•	inability of various counterparties to meet their obligations with respect to our financial instruments;
•	changes in technology used by and services offered by us;
•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto;
•	changes in assumptions used to estimate future executive compensation payments;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	significant changes in critical accounting policies;
•	actions by credit rating agencies;
•	our ability to effectively execute our operational strategy, and
•	our ability to implement cost reduction initiatives.

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

Item 5.	OTHER INFORMATION

EFIH Private Exchange

On April 25, 2011, EFIH and EFIH Finance (collectively with EFIH, the Issuer) completed a private exchange transaction (Exchange) pursuant to Exchange Agreements (Exchange Agreements) among the Issuer and certain funds and accounts managed by institutional investors (collectively, the Exchange Holders). Pursuant to the Exchange Agreements, the Issuer issued $406,392,000 aggregate principal amount of its 11% Senior Secured Second Lien Notes due 2021 (New Notes) in exchange for the surrender by the Exchange Holders of $228,974,469 aggregate principal amount of EFH Corp. 11.250%/12.000% Senior Toggle Notes due 2017, $162,596,000 aggregate principal amount of EFH Corp. 10.875% Senior Notes due 2017, and $36,226,000 aggregate principal amount of EFH Corp. 5.55% Series P Senior Notes due November 15, 2014 (collectively, the Old Notes). The Old Notes have been deposited in a custody account of EFIH and remain outstanding.

Indenture

On April 25, 2011, the Issuer entered into an indenture (Indenture) among the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee. Pursuant to the Indenture, the Issuer issued $406,392,000 aggregate principal amount of New Notes. The New Notes will mature on October 1, 2021. Interest on the New Notes is payable in cash semiannually in arrears on May 15 and November 15 of each year at a fixed rate of 11% per annum, and the first interest payment is due on November 15, 2011.

The New Notes are secured, on a second-priority basis, by the pledge of all membership interests and other investments EFIH owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (such membership interests and other investments, the “Collateral”).

The New Notes are senior obligations of the Issuer and rank equally in right of payment with all senior indebtedness of the Issuer. The New Notes will be effectively senior to all unsecured indebtedness of the Issuer, to the extent of the value of the Collateral, and will be effectively subordinated to indebtedness of the Issuer that is either (1) secured by a lien on the Collateral that is senior to the second-priority liens securing the New Notes or (2) secured by assets of EFIH other than the Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the New Notes will be structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and senior in right of payment to any future subordinated indebtedness of the Issuer.

The New Notes and the Indenture restrict the Issuer’s and their respective restricted subsidiaries’ ability to, among other things, make restricted payments, incur debt and issue preferred stock, incur liens, permit dividend and other payment restrictions on restricted subsidiaries, merge, consolidate or sell assets and engage in transactions with affiliates. These covenants are subject to a number of important additional limitations and exceptions. The New Notes and the Indenture also contain customary events of default, including, among others, failure to pay principal or interest on the New Notes when due. If an event of default occurs under the New Notes and the Indenture, the trustee or the holders of at least 30% in principal amount outstanding of the New Notes may declare the principal amount on the New Notes to be due and payable immediately. There will initially be no restricted subsidiaries under the Indenture (other than EFIH Finance, which has no assets). Oncor Holdings, the immediate parent of Oncor, and its subsidiaries are unrestricted subsidiaries under the Indenture and, accordingly, are not subject to any of the restrictive covenants in the Indenture.

The Issuer may redeem the New Notes, in whole or in part, at any time on or after May 15, 2016, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before May 15, 2014, the Issuer may redeem up to 35% of the aggregate principal amount of the New Notes from time to time at a redemption price of 111% of the aggregate principal amount of the New Notes, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. The Issuer may also redeem the New Notes at any time prior to May 15, 2016 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control, the Issuer must offer to repurchase the New Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

The New Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act.

A copy of the Indenture is filed as Exhibit 4(e) to this Form 10Q and is incorporated herein by reference. The above description of the Indenture is qualified in its entirety by reference to the attached Indenture.

Registration Rights Agreement

On April 25, 2011, the Issuer also entered into a registration rights agreement (Registration Rights Agreement) with the Exchange Holders. Pursuant to the Registration Rights Agreement, the Issuer has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the New Notes (except for provisions relating to the transfer restrictions and payment of additional interest) as part of an offer to exchange such registered notes for the New Notes; provided that such exchange offer registration statement need not be filed (or declared effective) if the New Notes held by holders eligible to participate in any such exchange offer (a) become freely transferable by such holders pursuant to Rule 144 under the Securities Act or any successor provision thereto or otherwise where no conditions of Rule 144 are then applicable (other than the holding period requirement in paragraph (d)(1)(ii) of Rule 144 so long as such holding period requirement is satisfied and other than the current reporting requirement of Rule 144(c) so long as such reporting requirement is satisfied), (b) do not bear any restrictive legends and (c) do not bear a restrictive CUSIP number. If the exchange offer registration statement has not been filed and declared effective within 365 days after the original issue date of the New Notes (if the Issuer is then required to make an exchange offer) or such registration statement ceases to be effective at any time during the prescribed registration period (subject to certain exceptions) (a Registration Default), the annual interest rate on the New Notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter the annual interest rate on the Notes will increase by 50 basis points over the original interest rate for the remaining period during which the Registration Default continues. If the Registration Default is corrected, the applicable interest rate on such notes will revert to the original level.

Junior Lien Pledge Agreement

In connection with the issuance of the New Notes, EFIH entered into a junior lien pledge agreement (the Junior Lien Pledge Agreement), dated as of April 25, 2011, to reflect the pledge by EFIH of the Collateral in favor of The Bank of New York Mellon Trust Company, N.A., in its capacity as collateral agent, for the benefit of the holders of the New Notes.

A copy of the Junior Lien Pledge Agreement is filed as Exhibit 4(f) to this Form 10Q and is incorporated herein by reference. The above description of the Junior Lien Pledge Agreement is qualified in its entirety by reference to the attached Junior Lien Pledge Agreement.

Compensatory Arrangements of Certain Officers

On April 27, 2011, to reward Paul M. Keglevic, Executive Vice President and Chief Financial Officer of EFH Corp., for his performance in connection with the company’s liability management program, the Organization and Compensation Committee of the Board of Directors of EFH Corp. approved a discretionary cash bonus to Mr. Keglevic in the amount of $1,000,000, half of which will be paid in May 2011 and half of which will be paid in September 2012, provided that Mr. Keglevic remains employed by the Company at that time. The Committee also approved a discretionary cash bonus to M. A. McFarland, Executive Vice President of EFH Corp., in the amount of $350,000 in recognition of his performance in connection with the liability management program.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 7 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2010 Form 10-K except for the risk factors discussed below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2010 Form 10-K.

Lenders and holders of our debt have in the past alleged and might allege in the future that we are not operating in compliance with covenants in our debt agreements, which, even if the claims have no merit, could cause the trading price of our debt securities to decline.

Given our financial condition, lenders or holders of our debt might assert at any time that we are not operating in compliance with covenants in our debt agreements or make other related allegations, including for the purpose of attempting to accelerate the maturity of such debt and/or attempting to obtain economic benefits from us. Even if any claim by lenders or holders of our debt alleging noncompliance or an event of default under our debt agreements is without merit, such a claim could nevertheless cause the trading price of the debt to decline.

We may not be able to repay or refinance our debt as or before it becomes due, or obtain additional financing, particularly if forward natural gas prices do not significantly increase.

We may not be able to repay or refinance our debt obligations as or before they become due, or we may be able to refinance such amounts only on terms that will increase our cost of borrowing or on terms that may be more onerous. Our ability to successfully implement any future refinancing of our debt will depend, among other things, on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including, without limitation, wholesale electricity prices in ERCOT (which are primarily driven by the price of natural gas and ERCOT market heat rates) and general conditions in the credit markets. Refinancing may also be difficult because of the slow economic recovery, the possibility of rising interest rates and the impending surge of large debt maturities of other borrowers. Due to our below investment grade credit ratings, we may be more heavily exposed to these refinancing risks than other borrowers.

The amount of non-extended commitments under the TCEH Revolving Credit Facility (approximately $640 million) will mature in October 2013, approximately $3.8 billion aggregate principal amount of non-extended term and deposit letter of credit loans under the TCEH Senior Secured Facilities will mature in October 2014, the extended revolving commitments under the TCEH Revolving Credit Facility (approximately $1.4 billion) will mature in October 2016 and approximately $16.4 billion aggregate principal amount of extended term loans and extended letter of credit loans under the TCEH Senior Secured Facilities will mature in October 2017. The extended loans under the TCEH Senior Secured Facilities include a “springing maturity” provision pursuant to which (a) in the event that $500 million aggregate principal amount of the TCEH Senior Notes due in 2015 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the date of determination) or more than $150 million aggregate principal amount of the TCEH Senior Notes due in 2016 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the date of determination), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (b) TCEH’s Consolidated Total Debt to Consolidated EBITDA Ratio (as such term is defined in the TCEH Senior Secured Facilities) is greater than 6.00 to 1.00 at such applicable determination date, then the maturity date of the extended loans will automatically change to 90 days prior to the maturity date of the applicable notes. As of March 31, 2011, there were $3.2 billion aggregate principal amount of TCEH Senior Notes due in 2015 and $1.4 billion aggregate principal amount of TCEH Senior Notes due in 2016. As a result of this “springing maturity” provision, we may lose the benefit of the extension if we are unable to refinance the requisite portion of the TCEH Senior Notes by the applicable deadline. If holders of the TCEH Senior Notes are unwilling to extend the maturities of their notes, then, to avoid the “springing maturity” of the extended loans, we may be required to repay a substantial portion of the TCEH Senior Notes at par. There is no assurance that we will be able to make such payments whether through cash on hand or additional financings.

Wholesale electricity prices in the ERCOT market largely correlate with the price of natural gas. Accordingly, the contribution to earnings and the value of our baseload generation assets are dependent in significant part upon the price of natural gas. Forward natural gas prices have generally trended downward since mid-2008. In recent years, natural gas supply has outpaced demand as a result of increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic recession, and many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period. These market conditions are challenging to the long-term profitability of our generation assets. Specifically, low natural gas prices and their correlated effect in ERCOT on wholesale electricity prices could have a material adverse impact on the overall profitability of our generation assets for periods in which we do not have significant hedge positions. As of March 31, 2011, we have hedged approximately 50% and 26% of our wholesale natural gas price exposure related to expected generation output for 2013 and 2014, respectively, and do not have any significant amounts of hedges in place for periods after 2014. A continuation of current forward natural gas prices or a further decline of forward natural gas prices could limit our ability to hedge our wholesale electricity revenues at sufficient price levels to support our interest payments or debt maturities, result in further declines in the values of our baseload generation assets and adversely impact our ability to refinance our debt or obtain additional financing.

In addition, EFH Corp.’s liabilities and those of EFCH exceed our and EFCH’s assets as shown on our and EFCH’s balance sheet prepared in accordance with US GAAP as of March 31, 2011. Our assets include $6.2 billion of goodwill as of March 31, 2011. In the third quarter 2010, we recorded a $4.1 billion noncash goodwill impairment charge reflecting the estimated effect of lower wholesale electricity prices on the enterprise value of TCEH, driven by the sustained decline in forward natural gas prices, as indicated by our cash flow projections and declines in market values of securities of comparable companies. The value of our goodwill will continue to depend on, among other things, wholesale electricity prices in the ERCOT market. Recent valuation analyses of TCEH’s business indicate that the principal amount of its outstanding debt exceeds its enterprise value. We may have difficulty successfully implementing any refinancing of our debt due to our financial position as reflected in our balance sheet and the valuation analyses. Further, a lack of available liquidity could adversely impact the evaluation of our creditworthiness by counterparties and rating agencies. In particular, such concerns by existing and potential counterparties could significantly limit TCEH’s wholesale markets activities, including its long-term hedging program.

Under the terms of the indentures governing the TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes and the terms of the TCEH Senior Secured Facilities, TCEH is restricted from making certain payments to EFH Corp.

EFH Corp. is a holding company and substantially all of its reported consolidated assets are held by its subsidiaries. As of March 31, 2011, TCEH and its subsidiaries held approximately 80% of EFH Corp.’s reported consolidated assets and for the three months ended March 31, 2011, TCEH and its subsidiaries represented all of EFH Corp.’s reported consolidated revenues. EFH Corp. may need to borrow money from TCEH from time to time in order to pay its obligations. However, under the terms of the indentures governing the TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes and the terms of the TCEH Senior Secured Facilities, TCEH is restricted from making certain payments to EFH Corp., except in the form of certain loans to cover certain of EFH Corp.’s obligations and dividends and distributions in certain other limited circumstances if permitted by applicable state law. Further, the indentures governing the TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes and the terms of the TCEH Senior Secured Facilities do not permit such intercompany loans to service EFH Corp. debt unless required for EFH Corp. to pay principal, premium and interest when due on debt incurred by EFH Corp. to finance the Merger or that was in existence prior to the Merger, or any debt incurred by EFH Corp. to replace, refund or refinance such debt. Such loans are also permitted to service other debt, subject to limitations on the amount of the loans. As a result, unless and until the net proceeds from the offering of any notes by EFH Corp. are used to replace, refund or refinance EFH Corp. debt, intercompany loans from TCEH to EFH Corp. to make payments on such notes are restricted. In addition, TCEH is prohibited from making certain loans to EFH Corp. if certain events of default under the indentures governing the TCEH Senior Notes, Senior Secured Notes or Senior Secured Second Lien Notes or the terms of the TCEH Senior Secured Facilities have occurred and are continuing.

In addition, the amendment to the TCEH Senior Secured Facilities that became effective in April 2011 contains certain provisions related to notes receivable from EFH Corp. that are payable to TCEH on demand and arise from cash loaned for (i) debt principal and interest payments (the “P&I Note”) and (ii) other general corporate purposes of EFH Corp. (the “SG&A Note” and, together with the P&I Note, the “Intercompany Notes”). TCEH agreed in the amendment:

•	not to make any further loans under the SG&A Note to EFH Corp.;

•	that borrowings outstanding under the P&I Note will not exceed $2 billion in the aggregate at any time; and

•

that the sum of (a) the outstanding senior secured indebtedness (including guarantees) issued by EFH Corp. or any subsidiary of EFH Corp. (including EFIH) secured by a second-priority lien on the equity interests that EFIH owns in Oncor Holdings (the “EFIH Second-Priority Debt”) and (b) the aggregate outstanding amount of the Intercompany Notes will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. Senior Secured Notes as in effect on April 7, 2011.

Additionally, a lender could attempt to attack the Intercompany Notes by filing a state law cause of action for fraudulent conveyance under principles similar to those permitted under the US Bankruptcy Code. If a lender were to show that the Intercompany Notes from TCEH to EFH Corp. were fraudulent transfers, those loans could be voided and the amount of the loans would be required to be returned to TCEH. If TCEH is not able to continue making intercompany loans to EFH Corp. as a result of the restrictions in the amendment or otherwise, EFH Corp. may not have sufficient cash flows to meet its obligations.

Item 6.	Exhibits

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	Texas Competitive Electric Holding Company LLC

4(a)	1-12833 Form 8-K (filed April 20, 2011)	4.1	—

Indenture, dated as of April 19, 2011, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.5% Senior Secured Notes due 2020.

4(b)	1-12833 Form 8-K (filed April 20, 2011)	4.2	—

Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Collateral Agent for the benefit of the Holders of the 11.5% Senior Secured Notes due 2020 of Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., as Beneficiary.

4(c)	1-12833 Form 8-K (filed April 20, 2011)	4.3	—

Form of Deed of Trust and Security Agreement to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Collateral Agent for the benefit of the Holders of the 11.5% Senior Secured Notes due 2020 of Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., as Beneficiary.

4(d)	1-12833 Form 8-K (filed April 20, 2011)	4.4	—

Form of Subordination and Priority Agreement, among Citibank, N.A., as beneficiary under the First Lien Credit Deed of Trust, The Bank of New York Mellon Trust Company, N.A., as beneficiary under the Second Lien Indenture Deed of Trust, Citibank, N.A., as beneficiary under the First Lien Indenture Deed of Trust, Texas Competitive Electric Holdings Company LLC and the subsidiary guarantors party thereto.

	Energy Future Intermediate Holding Company LLC

4(e)			—

Indenture, dated as of April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11% Senior Secured Second Lien Notes due 2021.

4(f)			—	Junior Lien Pledge Agreement, dated as of April 25, 2011, from Energy Future Intermediate Holding Company LLC, as pledgor, to The Bank of New York Mellon Trust Company, N.A., as collateral trustee.

Exhibits	Previously Filed With File Number*	As Exhibit

4(g)			—

As permitted by the rules of the Securities and Exchange Commission (Commission), the registrant has not filed certain instruments defining the rights of holders of long-term debt of the registrant or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10% of the total assets of the registrant and its consolidated subsidiaries. The registrant agrees to furnish to the Commission, upon request, a copy of any omitted instrument.

(10)	Material Contracts.

Credit Agreements and Related Arrangements

10(a)	1-12833 Form 8-K (filed April 20, 2011)	10.1	—

Amendment No. 2, dated as of April 7, 2011, to the Credit Agreement, dated October 10, 2007, among Energy Future Competitive Holdings Company; Texas Competitive Electric Holdings Company LLC, as the borrower; the several lenders from time to time parties thereto; Citibank, N.A., as administrative agent, collateral agent, swingline lender, revolving letter of credit issuer and deposit letter of credit issuer; Goldman Sachs Credit Partners L.P., as posting agent, posting syndication agent and posting documentation agent; JPMorgan Chase Bank, N.A., as syndication agent and revolving letter of credit issuer; Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc., Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and bookrunners; Goldman Sachs Credit Partners L.P., as posting lead arranger and bookrunner; Credit Suisse, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc., as co-documentation agents; and J. Aron & Company, as posting calculation agent.

10(b)			—

Form of First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Beneficiary.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—

Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2011.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2011 and 2010.

99(c)				Texas Competitive Electric Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2011 and 2010.

99(d)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2011 and 2010.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ STAN SZLAUDERBACH
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: April 28, 2011