Form 10-Q
period 2011-09-30
Energy Future Holdings Corp /TX/
filed 2011-10-28
CIK 1023291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 26, 2011, there were 1,679,588,195 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which are publicly traded).

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

Competitive Electric segment	Refers to the EFH Corp. business segment that consists principally of TCEH.

CREZ	Competitive Renewable Energy Zone

CSAPR	Refers to the final Cross-State Air Pollution Rule issued by the EPA in July 2011.

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFCH	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities.

EFIH Notes

Refers collectively to EFIH’s and EFIH Finance’s 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes) and 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FERC	US Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

IRS	US Internal Revenue Service

kWh	kilowatt-hours

Lehman	Refers to certain subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in 2008.

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxide

NRC	US Nuclear Regulatory Commission

NYMEX	Refers to the New York Mercantile Exchange, a physical commodity futures exchange.

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

TCEH Senior Secured Facilities

Refers collectively to the TCEH Initial Term Loan Facility and TCEH Delayed Draw Term Loan Facility (collectively, the TCEH Term Loan Facilities), TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 7 to Financial Statements for details of these facilities.

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

TXU Gas	TXU Gas Company, a former subsidiary of EFH Corp.

US	United States of America

VIE	variable interest entity

v

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)

Operating revenues	$2,321	$2,607	$5,672	$6,599
Fuel, purchased power costs and delivery fees	(1,058)	(1,400)	(2,726)	(3,521)
Net gain from commodity hedging and trading activities	270	992	365	2,272
Operating costs	(207)	(197)	(670)	(623)
Depreciation and amortization	(379)	(352)	(1,119)	(1,043)
Selling, general and administrative expenses	(195)	(187)	(537)	(560)
Franchise and revenue-based taxes	(21)	(24)	(64)	(73)
Impairment of goodwill (Note 5)	—	(4,100)	—	(4,100)
Other income (Note 16)	9	1,033	84	1,278
Other deductions (Note 16)	(483)	(4)	(593)	(23)
Interest income	—	—	2	9
Interest expense and related charges (Note 16)	(1,523)	(1,018)	(3,467)	(3,092)

Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(1,266)	(2,650)	(3,053)	(2,877)

Income tax benefit (expense)	443	(370)	1,042	(336)

Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 2)	113	118	235	240

Net loss	$(710)	$(2,902)	$(1,776)	$(2,973)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)

Net loss	$(710)	$(2,902)	$(1,776)	$(2,973)

Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $2, $8, $8 and $8)	5	15	16	15
Cash flow hedges — derivative value net loss related to hedged transactions recognized during the period and reported in net income (loss) (net of tax benefit of $2, $7, $9 and $25)	4	13	15	49
Cash flow hedges — Net decrease in fair value of derivatives (net of tax benefit of $13, $—, $13 and $—) (Note 9)	(24)	—	(24)	—

Total other comprehensive income (loss)	(15)	28	7	64

Comprehensive loss	$(725)	$(2,874)	$(1,769)	$(2,909)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(1,776)	$(2,973)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,313	1,252
Deferred income tax expense (benefit) – net	(1,128)	562
Impairment of emissions allowances (Note 4)	418	—
Severance charges (Note 4)	49	—
Impairment of assets related to mining operations (Note 4)	9	—
Impairment of goodwill (Note 5)	—	4,100
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	247	(1,615)
Unrealized net loss from mark-to-market valuations of interest rate swaps (Note 7)	879	542
Interest expense on toggle notes payable in additional principal (Notes 7 and 16)	163	384
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 16)	203	220
Third-party fees related to debt amendment and extension transactions (Note 16) (reported as financing)	100	—
Equity in earnings of unconsolidated subsidiaries	(235)	(240)
Distributions of earnings from unconsolidated subsidiaries	64	141
Debt extinguishment gains (Note 7)	(25)	(1,166)
Bad debt expense (Note 6)	42	88
Accretion expense related to asset retirement and mining reclamation obligations	36	33
Stock-based incentive compensation expense	8	13
Net gain on sale of assets	(3)	(81)
Other, net	(4)	1
Changes in operating assets and liabilities:
Impact of accounts receivable securitization program (Note 6)	—	(383)
Margin deposits – net	277	164
Other operating assets and liabilities	100	(76)

Cash provided by operating activities	737	966

Cash flows — financing activities:
Issuances of long-term debt (Note 7)	1,750	500
Repayments/repurchases of long-term debt (Note 7)	(987)	(1,002)
Net short-term borrowings under accounts receivable securitization program (Note 6)	115	228
Decrease in other short-term borrowings (Note 7)	(1,126)	(873)
Decrease in note payable to unconsolidated subsidiary	(28)	(27)
Contributions from noncontrolling interests	13	24
Debt amendment, exchange and issuance costs, including third-party fees expensed	(857)	(46)
Other, net	(2)	29

Cash used in financing activities	(1,122)	(1,167)

Cash flows — investing activities:
Capital expenditures	(374)	(709)
Nuclear fuel purchases	(125)	(84)
Investment redeemed from derivative counterparty	—	400
Proceeds from sales of assets	53	141
Reduction of restricted cash related to TCEH Letter of Credit Facility	188	—
Other changes in restricted cash	(50)	(31)
Proceeds from sales of environmental allowances and credits	2	7
Purchases of environmental allowances and credits	(12)	(13)
Proceeds from sales of nuclear decommissioning trust fund securities	2,385	937
Investments in nuclear decommissioning trust fund securities	(2,398)	(949)
Other, net	20	(6)

Cash used in investing activities	(311)	(307)

Net change in cash and cash equivalents	(696)	(508)

Effect of deconsolidation of Oncor Holdings	—	(29)

Cash and cash equivalents — beginning balance	1,534	1,189

Cash and cash equivalents — ending balance	$838	$652

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$838	$1,534
Restricted cash (Note 16)	84	33
Trade accounts receivable — net (includes $731 and $612 in pledged amounts related to a VIE (Notes 3 and 6))	1,026	999
Inventories (Note 16)	358	395
Commodity and other derivative contractual assets (Note 12)	2,612	2,732
Margin deposits related to commodity positions	59	166
Other current assets	66	60

Total current assets	5,043	5,919

Restricted cash (Note 16)	947	1,135
Receivables from unconsolidated subsidiary (Note 14)	1,338	1,463
Investment in unconsolidated subsidiary (Note 2)	5,721	5,544
Other investments (Note 16)	674	697
Property, plant and equipment — net (Note 16)	19,557	20,366
Goodwill (Note 5)	6,152	6,152
Identifiable intangible assets — net (Note 5)	1,868	2,400
Commodity and other derivative contractual assets (Note 12)	1,496	2,071
Other noncurrent assets, principally unamortized debt amendment and issuance costs	1,229	641

Total assets	$44,025	$46,388

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $211 and $96 related to a VIE (Notes 3 and 7))	$211	$1,221
Long-term debt due currently (Note 7)	462	669
Trade accounts payable	563	681
Payables due to unconsolidated subsidiary (Note 14)	196	254
Commodity and other derivative contractual liabilities (Note 12)	1,845	2,283
Margin deposits related to commodity positions	801	631
Accumulated deferred income taxes	18	11
Accrued interest	751	411
Other current liabilities	452	442

Total current liabilities	5,299	6,603

Accumulated deferred income taxes	4,217	5,350
Commodity and other derivative contractual liabilities (Note 12)	1,725	869
Notes or other liabilities due to unconsolidated subsidiary (Note 14)	336	384
Long-term debt, less amounts due currently (Note 7)	35,298	34,226
Other noncurrent liabilities and deferred credits (Note 16)	4,814	4,867

Total liabilities	51,689	52,299

Commitments and Contingencies (Note 8)

Equity (Note 9):
EFH Corp. shareholders’ equity	(7,756)	(5,990)
Noncontrolling interests in subsidiaries	92	79

Total equity	(7,664)	(5,911)

Total liabilities and equity	$44,025	$46,388

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

Beginning with the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, disclosures previously prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” have been replaced with the condensed consolidated financial statements of the guarantors EFCH and EFIH.

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

Oncor Holdings

Investment in unconsolidated subsidiary totaled $5.721 billion and $5.544 billion as of September 30, 2011 and December 31, 2010, respectively, and consists of our interest in Oncor Holdings (100% owned), which we account for under the equity method (see Note 3). Oncor Holdings owns approximately 80% of Oncor, which is engaged in regulated electricity transmission and distribution operations in Texas. Revenues from TCEH for distribution services represented 34% and 38% of Oncor Holdings’ operating revenues for the nine months ended September 30, 2011 and 2010, respectively. See Note 9 for discussion of cash distributions from Oncor Holdings. Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$897	$831	$2,359	$2,236
Operation and maintenance expenses	(281)	(256)	(799)	(757)
Depreciation and amortization	(190)	(176)	(540)	(507)
Taxes other than income taxes	(107)	(100)	(297)	(287)
Other income	8	8	23	28
Other deductions	(2)	(1)	(7)	(5)
Interest income	7	9	25	29
Interest expense and related charges	(89)	(87)	(265)	(259)

Income before income taxes	243	228	499	478

Income tax expense	(101)	(80)	(204)	(177)

Net income	142	148	295	301
Net income attributable to noncontrolling interests	(29)	(30)	(60)	(61)

Net income attributable to Oncor Holdings	$113	$118	$235	$240

Assets and liabilities of Oncor Holdings and its subsidiaries as of September 30, 2011 and December 31, 2010 are presented below:

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2	$33
Restricted cash	68	53
Trade accounts receivable — net	329	254
Trade accounts and other receivables from affiliates	215	182
Income taxes receivable from EFH Corp.	—	72
Inventories	93	96
Accumulated deferred income taxes	35	10
Prepayment and other current assets	80	80

Total current assets	822	780

Restricted cash	16	16
Other investments	72	78
Property, plant and equipment — net	10,247	9,676
Goodwill	4,064	4,064
Note receivable due from TCEH	148	178
Regulatory assets — net	1,675	1,782
Other noncurrent assets	270	264

Total assets	$17,314	$16,838

LIABILITIES
Current liabilities:
Short-term borrowings	$553	$377
Long-term debt due currently	493	113
Trade accounts payable — nonaffiliates	164	125
Income taxes payable to EFH Corp.	20	—
Accrued taxes other than income	124	133
Accrued interest	60	108
Other current liabilities	163	109

Total current liabilities	1,577	965

Accumulated deferred income taxes	1,663	1,516
Investment tax credits	29	32
Long-term debt, less amounts due currently	4,882	5,333
Other noncurrent liabilities and deferred credits	1,881	1,996

Total liabilities	$10,032	$9,842

3.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

A variable interest entity (VIE) is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). Our VIEs consist of equity investments in certain of our subsidiaries. In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

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

Consolidated VIEs

See discussion in Note 6 regarding the VIE related to our accounts receivable securitization program that is consolidated under the accounting standards.

We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI’s US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC’s equity interests, respectively (see Note 9).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	September 30, 2011	December 31, 2010	Liabilities:	September 30, 2011	December 31, 2010
Cash and cash equivalents	$9	$9	Short-term borrowings (a)	$211	$96
Accounts receivable (a)	731	612	Trade accounts payable	2	3
Property, plant and equipment	130	112	Other current liabilities	8	1

Other assets, including $2 million of current assets in both periods	7	8

Total assets	$877	$741	Total liabilities	$221	$100

(a)

As a result of accounting guidance related to transfers of financial assets, the balance sheet as of September 30, 2011 and December 31, 2010 reflects $731 million and $612 million, respectively, of pledged accounts receivable and $211 million and $96 million, respectively, of short-term borrowings (see Note 6).

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our general credit.

4.	EFFECTS OF NEW EPA RULE

In July 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR). Compliance with the new rule would require significant additional reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions from our fossil-fueled generation units. In order to meet the emissions reduction requirements by the dates mandated, we determined it would be necessary to idle two of our lignite/coal-fueled generation units at our Monticello facility by the end of 2011, switch the fuel we use at three lignite/coal-fueled generation units from a blend of Texas lignite and Wyoming Powder River Basin coal to 100 percent Powder River Basin coal, cease lignite mining operations that serve our Big Brown and Monticello generation facilities in the first quarter 2012 and construct upgraded scrubbers at five of our lignite/coal-fueled generation units. The action plan to cease operations at the mines required an evaluation of the remaining useful lives and recoverability of recorded values of tangible and intangible assets related to the mines. This evaluation resulted in the recording of accelerated depreciation and amortization expense related to mine assets totaling $22 million in the third quarter 2011. Also, in the third quarter 2011, we recorded asset impairments totaling $9 million related to capital projects in progress at the mines.

Additionally, because of emissions allowance limitations under the CSAPR, we would have excess SO2 emissions allowances under the Clean Air Act’s existing acid rain cap-and-trade program, and market values of such allowances are estimated to be de minimis. Accordingly, we recorded a noncash impairment charge of $418 million (before deferred income tax benefit) related to our existing SO2 emissions allowance intangible assets in the third quarter 2011. SO2 emissions allowances granted to us were recorded as intangible assets at fair value in connection with purchase accounting related to the Merger in October 2007.

Finally, employee severance charges totaling $49 million were accrued in the third quarter 2011 based upon our existing severance policy. The charges are associated with the elimination of approximately 500 positions as a result of the actions we determined would be necessary with respect to our generation and mining operations discussed above.

The emissions allowances and other impairments and severance charges are reported in other deductions in the results of the Competitive Electric segment.

In August 2011, we petitioned the EPA to reconsider the CSAPR provisions and stay the effectiveness of those provisions, in each case as applied to Texas. In September 2011, we filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) challenging the CSAPR as it applies to Texas. In that legal proceeding, we also filed a motion to stay the effective date of the CSAPR as applied to Texas. As of October 27, 2011, no actions have been taken by the EPA or the D.C. Circuit Court to stay the CSAPR effective date.

In October 2011, the EPA published proposed revisions to the CSAPR. We are currently evaluating the revisions, which if adopted by the EPA as proposed, may reduce the adverse effects on our operations discussed above.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances as of September 30, 2011 and December 31, 2010, all of which relate to the Competitive Electric segment. There were no changes to the goodwill balances in the three or nine months ended September 30, 2011. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated impairment charges	(12,190)

Balance as of September 30, 2011 and December 31, 2010	$6,152

As discussed in Note 4, the issuance of the CSAPR by the EPA resulted in an evaluation of its effects and the development of a plan of action to meet the rule’s requirements. These actions are expected to have material financial effects, including significant environmental capital expenditures, lower wholesale revenues and higher operating costs. In the third quarter 2011, we evaluated the consequences of the CSAPR on the carrying value of goodwill. In accordance with accounting rules, we estimated the enterprise value of the Competitive Electric segment and the fair market values of its operating assets and liabilities and determined that the implied goodwill amount exceeded recorded goodwill. Accordingly, no goodwill impairment was recorded.

This determination involved significant assumptions and judgments. The calculations supporting the estimates of the enterprise value of our competitive business and the fair values of certain of its operating assets and liabilities utilized models that take into consideration multiple inputs, including commodity prices, discount rates, debt yields, securities prices of comparable companies and other inputs, assumptions regarding each of which could have a significant effect on valuations. The annual impairment testing required by accounting rules remains scheduled for December 1, 2011. We cannot predict the likelihood or amount of any future impairment. See discussion of CSAPR-related charges related to other assets and severance costs in Note 4.

In the third quarter 2010, we recorded a $4.1 billion noncash goodwill impairment charge related to the Competitive Electric segment. The impairment charge reflected the estimated effect of lower wholesale power prices on the enterprise value of the Competitive Electric segment, driven by the sustained decline in forward natural gas prices as indicated by our cash flow projections, and declines in market values of securities of comparable companies.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	September 30, 2011			December 31, 2010

Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$332	$131	$463	$293	$170
Favorable purchase and sales contracts	548	280	268	548	257	291
Capitalized in-service software	304	128	176	278	97	181
Environmental allowances and credits (a)	571	372	199	986	304	682
Mining development costs (a)	132	36	96	47	17	30

Total intangible assets subject to amortization	$2,018	$1,148	870	$2,322	$968	1,354

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization) (b)			43			91

Total intangible assets			$1,868			$2,400

(a)	Amounts impaired have been removed from the table as of the impairment date (see Note 4).
(b)	In June 2011, we sold certain mineral interests for $43 million in cash net of closing-related costs. No gain or loss was recorded on the transaction.

Amortization expense related to intangible assets (including income statement line item) consisted of:

		Three Months Ended September 30,		Nine Months Ended September 30,
Identifiable Intangible Asset	Income Statement Line	2011	2010	2011	2010
Retail customer relationship	Depreciation and amortization	$13	$20	$39	$59
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	6	1	23	25
Capitalized in-service software	Depreciation and amortization	11	9	31	26
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	25	25	68	69
Mining development costs	Depreciation and amortization	13	3	19	8

Total amortization expense		$68	$58	$180	$187

See discussion in Note 4 regarding impairment of emissions allowances and accelerated depreciation and amortization expenses related to mine assets, including mining development costs intangible assets, recorded in the third quarter 2011.

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amortization Expense
2011	$250
2012	129
2013	110
2014	94
2015	87

6.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

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

The maximum funding amount currently available under the accounts receivable securitization program is $350 million. Program funding increased from $96 million as of December 31, 2010 to $211 million as of September 30, 2011. Under the terms of the program, available funding as of September 30, 2011 was reduced by $37 million of customer deposits held by the originator because TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $520 million and $516 million as of September 30, 2011 and December 31, 2010, respectively.

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

Program fee amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Program fees	$2	$2	$6	$7
Program fees as a percentage of average funding (annualized)	4.4%	4.8%	6.1%	3.3%

Activities of TXU Receivables Company were as follows:

	Nine Months Ended September 30,
	2011	2010

Cash collections on accounts receivable	$3,836	$4,828
Face amount of new receivables purchased	(3,955)	(4,867)
Discount from face amount of purchased receivables	8	9
Program fees paid to funding entities	(6)	(7)
Servicing fees paid to Service Co. for recordkeeping and collection services	(2)	(2)
Increase in subordinated notes payable	4	194

Financing cash flows used by (provided to) originator under the program	$(115)	$155

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

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of September 30, 2011, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. We expect that the level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	September 30, 2011	December 31, 2010

Wholesale and retail trade accounts receivable, including $731 and $612 in pledged retail receivables	$1,059	$1,063
Allowance for uncollectible accounts	(33)	(64)

Trade accounts receivable — reported in balance sheet	$1,026	$999

Gross trade accounts receivable as of September 30, 2011 and December 31, 2010 included unbilled revenues of $305 million and $297 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2011	2010

Allowance for uncollectible accounts receivable as of beginning of period	$64	$81
Increase for bad debt expense	42	88
Decrease for account write-offs	(47)	(97)
Reversal of reserve related to counterparty bankruptcy (Note 16)	(26)	—

Allowance for uncollectible accounts receivable as of end of period	$33	$72

Receivables from Unconsolidated Subsidiary

Receivables from unconsolidated subsidiary are measured at historical cost and consist of Oncor’s obligation under the EFH Corp. pension and OPEB plans. EFH Corp. reviews Oncor’s credit quality to assess the overall collectability of its affiliated receivables, which totaled $1.338 billion and $1.463 billion as of September 30, 2011 and December 31, 2010, respectively. There were no credit loss allowances as of September 30, 2011. See Note 14 for additional information about related party transactions.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

As of September 30, 2011, outstanding short-term borrowings totaled $211 million under the accounts receivable securitization program discussed in Note 6.

As of December 31, 2010, outstanding short-term borrowings totaled $1.221 billion, which included $1.125 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 3.80%, excluding certain customary fees, and $96 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities with cash borrowing and/or letter of credit availability as of September 30, 2011 are presented below. The facilities are all senior secured facilities of TCEH. See “Amendment and Extension of TCEH Senior Secured Facilities” and the following sections below for discussion of amendments, extensions and repayments of the facilities in April 2011.

		As of September 30, 2011

Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability

TCEH Revolving Credit Facility (a)	October 2013	$645	$—	$—	$645
TCEH Revolving Credit Facility (a)	October 2016	1,409	—	—	1,409
TCEH Letter of Credit Facility (b)	October 2014	42	—	42	—
TCEH Letter of Credit Facility (b)	October 2017	1,020	—	1,020	—

Subtotal TCEH		$3,116	$—	$1,062	$2,054

TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited

(a)

Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. As of September 30, 2011, borrowings under the facility maturing October 2013 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility. As of September 30, 2011, borrowings under the facility maturing October 2016 bear interest at LIBOR plus 4.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility.

(b)

Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009 have been retained as restricted cash that supports issuances of letters of credit. In April 2011, $188 million of the cash borrowings were repaid as discussed under “Issuance of TCEH 11.5% Senior Secured Notes” below, and in August 2011, an equivalent amount was removed from restricted cash and used to repay borrowings under the TCEH Revolving Credit Facility, lowering letter of credit availability by the same amount unless additional funds are added to restricted cash. The use of the $188 million to repay revolver borrowings reduced our borrowing costs and did not affect available liquidity. Letters of credit totaling $742 million issued as of September 30, 2011 are supported by the restricted cash, and the remaining letter of credit availability totals $205 million.

(c)

Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 140 million MMBtu as of September 30, 2011. As of September 30, 2011, there were no borrowings under this facility.

Long-Term Debt

As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following:

	September 30, 2011	December 31, 2010

TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.142% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.350% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.142% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(122)	(132)

Senior Secured Facilities:
3.726% TCEH Term Loan Facilities maturing October 10, 2014 (e)(f)(g)	3,809	19,929
3.739% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	42	1,250
0.193% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (h)	—	—
4.750% TCEH Term Loan Facilities maturing October 10, 2017 (e)(f)(i)	15,351	—
4.739% TCEH Letter of Credit Facility maturing October 10, 2017 (f)	1,020	—

Other:
10.25% Fixed Senior Notes due November 1, 2015 (j)	1,873	1,873
10.25% Fixed Senior Notes due November 1, 2015, Series B (j)	1,292	1,292
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,485	1,406
11.50% Senior Secured Notes due October 1, 2020	1,750	—
15.00% Senior Secured Second Lien Notes due April 1, 2021	336	336
15.00% Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	28	42
Capital lease obligations	66	76
Other	3	3
Unamortized discount	(11)	—
Unamortized fair value discount (d)	(2)	(2)

Total TCEH	29,695	28,848

EFCH
9.580% Fixed Notes due in semiannual installments through December 4, 2019	46	46
8.254% Fixed Notes due in quarterly installments through December 31, 2021	43	46
1.054% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(9)	(10)

Total EFCH	$89	$91

	September 30, 2011	December 31, 2010

EFH Corp. (parent entity)
10.875% Fixed Senior Notes due November 1, 2017 (k)	$196	$359
11.25 / 12.00% Senior Toggle Notes due November 1, 2017 (k)	363	571
9.75% Fixed Senior Secured Notes due October 15, 2019	115	115
10.000% Fixed Senior Secured Notes due January 15, 2020	1,061	1,061
5.550% Fixed Senior Notes Series P due November 15, 2014 (l)	398	434
6.500% Fixed Senior Notes Series Q due November 15, 2024 (l)	740	740
6.550% Fixed Senior Notes Series R due November 15, 2034 (l)	744	744
8.820% Building Financing due semiannually through February 11, 2022 (m)	61	68
Unamortized fair value premium related to Building Financing (d)	14	15
Capital lease obligations	2	4
Unamortized fair value discount (d)	(445)	(476)

Total EFH Corp.	3,249	3,635

EFIH
9.75% Fixed Senior Secured Notes due October 15, 2019	141	141
10.000% Fixed Senior Secured Notes due December 1, 2020	2,180	2,180
11.00% Senior Secured Second Lien Notes due October 1, 2021	406	—

Total EFIH	2,727	2,321

Total EFH Corp. consolidated	35,760	34,895
Less amount due currently	(462)	(669)

Total long-term debt	$35,298	$34,226

(a)

These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds. We expect to repurchase the $415 million principal amount subject to mandatory tender and remarketing in November 2011.

(b)	Interest rates in effect as of September 30, 2011. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect as of September 30, 2011. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on an aggregate $18.65 billion principal amount to October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.
(f)	Interest rates in effect as of September 30, 2011.
(g)	December 31, 2010 amount excludes $20 million held by EFH Corp. and eliminated in consolidation.
(h)	Interest rate in effect as of September 30, 2011, excluding a quarterly maintenance fee of $11 million. See “Credit Facilities” above for more information.
(i)	September 30, 2011 amount excludes $19 million held by EFH Corp. and eliminated in consolidation.
(j)	Amounts exclude $173 million and $150 million of the TCEH Senior Notes and TCEH Senior Notes, Series B, respectively, that are held either by EFH Corp. or EFIH and eliminated in consolidation.
(k)

Amounts exclude $1.591 billion and $1.428 billion of EFH Corp. 10.875% Notes and $2.676 billion and $2.296 billion of EFH Corp. Toggle Notes as of September 30, 2011 and December 31, 2010, respectively, that are held by EFIH and eliminated in consolidation.

(l)

Amounts exclude $45 million and $9 million of the Series P notes as of September 30, 2011 and December 31, 2010, respectively, and $6 million and $3 million of the Series Q and Series R notes, respectively, as of both September 30, 2011 and December 31, 2010 that are held by EFIH and eliminated in consolidation.

(m)	This financing is secured and will be serviced with cash drawn by the beneficiary of a letter of credit.

Debt Amounts Due Currently

Amounts due currently (within twelve months) as of September 30, 2011 total $462 million and consist of $415 million principal amount of TCEH pollution control revenue bonds (PCRBs) subject to mandatory tender and remarketing in November 2011, which we expect to repurchase in November 2011, and $47 million of scheduled installment payments on capital leases and debt securities.

Debt Repayments

Repayments of long-term debt in the nine months ended September 30, 2011 totaled $987 million and included $958 million of long-term debt borrowings under the TCEH Senior Secured Facilities as discussed immediately below, $17 million of principal payments at scheduled maturity dates and $12 million of contractual payments under capitalized lease obligations.

October 2011 Debt Exchange

In a private exchange in October 2011, EFH Corp. issued $53 million principal amount of new EFH Corp. 11.25%/12.00% Toggle Notes due 2017 in exchange for $65 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014, which EFH Corp. retired. The new EFH Corp. Toggle Notes have substantially the same terms and conditions and are subject to the same indenture as the existing EFH Corp. Toggle Notes. Concurrent with the exchange, EFIH issued a dividend to EFH Corp. of $53 million principal amount of EFH Corp. Toggle Notes, which EFH Corp. retired. EFIH had previously held the EFH Corp. Toggle Notes as an investment.

Amendment and Extension of TCEH Senior Secured Facilities

Borrowings under the TCEH Senior Secured Facilities totaled $20.222 billion as of September 30, 2011. In April 2011, (i) the Credit Agreement governing the TCEH Senior Secured Facilities was amended, (ii) the maturity dates of approximately 80% of the borrowings under the term loans (initial term loans and delayed draw term loans) and deposit letter of credit loans under the TCEH Senior Secured Facilities and approximately 70% of the commitments under the TCEH Revolving Credit Facility were extended, (iii) borrowings totaling $1.604 billion under the TCEH Senior Secured Facilities were repaid from proceeds of issuance of $1.750 billion principal amount of TCEH 11.5% Senior Secured Notes as discussed below and (iv) the amount of commitments under the TCEH Revolving Credit Facility was reduced by $646 million.

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

As amended, the maximum ratios for the secured debt to Adjusted EBITDA financial maintenance covenant are 8.00 to 1.00 for test periods through December 31, 2014, and decline over time to 5.50 to 1.00 for the test periods ending March 31, 2017 and thereafter. In addition, (i) up to $1.5 billion principal amount of TCEH senior secured first lien notes (including $906 million of the TCEH Senior Secured Notes discussed below), to the extent the proceeds are used to repay term loans and deposit letter of credit loans under the TCEH Senior Secured Facilities and (ii) all senior secured second lien debt will be excluded for the purposes of the secured debt to Adjusted EBITDA financial maintenance covenant.

The amendment contained certain provisions related to intercompany loans to EFH Corp. payable to TCEH on demand that arise from cash loaned for (i) debt principal and interest payments (P&I Note) and (ii) other general corporate purposes of EFH Corp. (SG&A Note). TCEH also agreed in the Amendment:

•	not to make any further loans to EFH Corp. under the SG&A Note (as of September 30, 2011, the outstanding balance of the SG&A Note was $233 million, reflecting the repayment discussed below);
•	that borrowings outstanding under the P&I Note will not exceed $2.0 billion in the aggregate at any time (as of September 30, 2011, the outstanding balance of the P&I Note was $1.171 billion), and
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

Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time until October 2013 with respect to $645 million of commitments and until October 2016 with respect to $1.409 billion of commitments; there were no borrowings outstanding as of September 30, 2011. The TCEH Commodity Collateral Posting Facility will mature in December 2012.

Accounting and Income Tax Effects of the Amendment and Extension

Based on application of the accounting rules, including analyses of discounted cash flows, the amendment and extension transactions were determined not to be an extinguishment of debt. Accordingly, no gain was recognized, and transaction costs totaling $699 million, consisting of consent payments to loan holders, were capitalized. Amounts capitalized will be amortized to interest expense through the maturity dates of the respective loans. Net third party fees related to the amendment and extension totaling $100 million were expensed (see Note 16 under “Other Income and Deductions”).

The transactions were determined to be a significant modification of debt for federal income tax purposes, resulting in taxable cancellation of debt income of approximately $2.5 billion. The income will be reversed as deductions in future years (through 2017), and consequently a deferred tax asset has been recorded. The effect of the income on federal income taxes payable related to 2011 is expected to be largely offset by current year operating losses, including the impact of bonus depreciation, and utilization of approximately $750 million in operating loss carryforwards. The transactions resulted in a cash charge under the Texas margin tax of $13 million (reported as income tax expense).

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

The TCEH Senior Secured Notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

Issuance of EFIH 11% Senior Secured Second Lien Notes in Exchange for EFH Corp. Debt

In April 2011, EFIH and EFIH Finance issued $406 million principal amount of 11% Senior Secured Second Lien Notes due 2021 in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Notes due 2017, $229 million principal amount of EFH Corp. Toggle Notes due 2017 and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. The transaction resulted in a debt extinguishment gain of $25 million (reported as other income). EFIH intends to hold the exchanged securities as an investment.

The EFIH 11% Notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15, beginning November 15, 2011, at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral described in the discussion of the EFH Corp. 10% Senior Secured Notes below.

The EFIH 11% Notes were issued in private placements and are not registered under the Securities Act. The notes are a senior obligation of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes are effectively subordinated to all debt of EFIH that is either (i) secured by a lien on the EFIH Collateral that is senior to the second-priority liens securing the EFIH 11% Notes or (ii) secured by assets other than the EFIH Collateral, to the extent of the value of the collateral securing that debt. Furthermore, the EFIH 11% Notes are (i) structurally subordinated to all indebtedness and other liabilities of EFIH’s subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries, any of EFIH’s future foreign subsidiaries and any other unrestricted subsidiaries and (ii) senior in right of payment to any future subordinated indebtedness of EFIH.

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

The TCEH Senior Notes had a total principal amount as of September 30, 2011 of $4.650 billion (excluding $323 million principal amount held by EFH Corp. and EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH’s direct parent, EFCH (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

TCEH 15% Senior Secured Second Lien Notes (including Series B) — These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum, and had a total principal amount of $1.571 billion as of September 30, 2011. The notes are unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

The TCEH Senior Secured Second Lien Notes were initially issued in private placements and have not been registered under the Securities Act. In September 2011, TCEH satisfied certain transferability conditions with respect to $336 million principal amount of the TCEH Senior Secured Second Lien Notes. As a result of the satisfaction of these conditions, such notes are now freely transferable without restriction by persons that are not affiliates of TCEH under the Securities Act. TCEH agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the remaining TCEH Senior Secured Second Lien Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the remaining TCEH Senior Secured Second Lien Notes unless such notes meet certain transferability conditions (as described in the related registration rights agreement). Because the registration statement was not filed and declared effective and the transferability condition was not satisfied with respect to such remaining notes within 365 days after the original issue date (a Registration Default), the annual interest rate on the remaining notes has increased by 25 basis points for the period during which the Registration Default continues. Once the Registration Default is cured, the interest rate on the remaining notes will revert to the original level. We expect to satisfy the transferability conditions, and cure the Registration Default, with respect to the remaining TCEH Senior Secured Second Lien Notes in the fourth quarter 2011.

EFH Corp. 10% Senior Secured Notes — These notes mature in January 2020, with interest payable in cash semi-annually in arrears on January 15 and July 15 at a fixed rate of 10% per annum, and had a total principal amount of $1.061 billion as of September 30, 2011. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH. The guarantee from EFIH is secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (such membership interests and other investments, the EFIH Collateral). The guarantee from EFCH is not secured. EFIH’s guarantee of the EFH Corp. 10% Notes is secured by the EFIH Collateral on an equal and ratable basis with the EFIH Notes and EFIH’s guarantee of the EFH Corp. 9.75% Notes.

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

These notes had a total principal amount as of September 30, 2011 of $559 million (excluding $4.267 billion principal amount held by EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by EFCH and EFIH. See “October 2011 Debt Exchange” above for discussion of $53 million of EFH Corp. Senior Notes exchanged in October 2011.

EFIH 10% Senior Secured Notes — These notes mature in December 2020, with interest payable in cash semi-annually in arrears on June 1 and December 1 at a fixed rate of 10% per annum, and had a total principal amount of $2.180 billion as of September 30, 2011. The EFIH 10% Notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 9.75% Notes and EFIH’s guarantee of the EFH Corp. Senior Secured Notes.

Interest Rate Swap Transactions

As of September 30, 2011, TCEH has entered into a series of interest rate swaps that effectively fix the interest rates at between 5.5% and 9.3% on $18.65 billion principal amount of its senior secured debt to October 2014 and on up to $12.6 billion principal amount of its senior secured debt from October 2014 to October 2017. Swaps related to an aggregate $2.60 billion principal amount of debt expired or were terminated in the nine months ended September 30, 2011, and swaps related to an aggregate $5.45 billion principal amount of debt maturing from 2012 to 2014 (growing to $10.58 billion over time, primarily as existing swaps expire) and $12.6 billion principal amount of debt maturing from 2014 to 2017 were entered into in the nine months ended September 30, 2011.

As of September 30, 2011, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $10.25 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.1260%. In the nine months ended September 30, 2011, interest rate basis swaps related to an aggregate $4.95 billion principal amount of TCEH senior secured term loans expired, and no additional basis swaps were entered into by TCEH.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Changes in the fair value of the swaps are reported in the income statement in interest expense and related charges, and such unrealized mark-to-market value changes totaled $619 million and $879 million of net loss in the three and nine months ended September 30, 2011, respectively, and $181 million and $542 million of net loss in the three and nine months ended September 30, 2010, respectively. The cumulative unrealized mark-to-market net liability related to the swaps totaled $2.299 billion as of September 30, 2011, of which $81 million (pre-tax) was reported in accumulated other comprehensive income.

8.	COMMITMENTS AND CONTINGENCIES

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

Residual value guarantees in operating leases — We are the lessee under various operating leases that guarantee the residual values of the leased assets. As of September 30, 2011, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $13 million. These leased assets consist primarily of rail cars. The average life of the residual value guarantees under the lease portfolio is approximately five years.

See Note 7 above and Note 11 to Financial Statements in the 2010 Form 10-K for discussion of guarantees and security for certain of our indebtedness.

Letters of Credit

As of September 30, 2011, TCEH had outstanding letters of credit under its credit facilities totaling $742 million as follows:

•	$355 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;
•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$76 million to support TCEH’s REP’s financial requirements with the PUCT, and
•	$103 million for miscellaneous credit support requirements.

Long-Term Contractual Obligations and Commitments

In the nine months ended September 30, 2011, we entered into contractual obligations in the normal course of business totaling approximately $280 million for transportation of coal in 2015 and 2016 and $100 million to purchase nuclear fuel in periods after 2015.

Litigation Related to Generation Facilities

In October 2009, the US Court of Appeals for the Fifth Circuit issued a decision in the case of Comer v. Murphy Oil USA reversing the district court’s dismissal of the case and holding that certain Mississippi residents had standing to pursue state law nuisance, negligence and trespass claims for injuries purportedly suffered because the defendants’ emissions of greenhouse gases (GHGs) allegedly increased the destructive force of Hurricane Katrina. The Fifth Circuit subsequently agreed to rehear the case, but then dismissed the appeal in its entirety when several judges recused themselves in the case. The Fifth Circuit’s order dismissing the appeal and vacating the earlier panel’s decision had the effect of reinstating the district court’s original dismissal of the case. In January 2011, the US Supreme Court rejected the plaintiffs’ request that their appeal be reinstated in the Fifth Circuit. In May 2011, the plaintiffs in the Comer case filed a new lawsuit in the United States District Court for the Southern District of Mississippi against EFH Corp. and numerous other defendants (Comer II). The Comer II complaint reasserts that the defendants’ emissions of GHGs have contributed to global warming and led to severe weather consequences. The plaintiffs assert claims for public and private nuisance, trespass and negligence, and they seek to have their case certified as a class action. In July 2011, EFH Corp. was dismissed from the case.

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

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act at Luminant’s Martin Lake generation facility. While we are unable to estimate any possible loss or predict the outcome of the litigation, we believe that the Sierra Club’s claims are without merit, and we intend to vigorously defend this litigation. The litigation is currently stayed by the court. In addition, in February 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Big Brown generation facility. Subsequently, in December 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Monticello generation facility. We cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

Regulatory Reviews

In June 2008, the EPA issued an initial request for information to TCEH under the EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. We are cooperating with the EPA and responding in good faith to the EPA’s request, but we are unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, we are involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial condition, results of operations or liquidity.

9.	EQUITY

Dividend Restrictions

The indentures governing the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, essentially all of our net income is restricted from being used to make distributions on our common stock unless such distributions are expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp.’s consolidated leverage ratio is equal to or less than 7.0 to 1.0. For purposes of this calculation, “consolidated leverage ratio” is defined as the ratio of consolidated total debt (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. EFH Corp.’s consolidated leverage ratio was 9.4 to 1.0 as of September 30, 2011.

In addition, the indentures governing the EFIH Notes generally restrict EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, EFIH’s consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term “consolidated leverage ratio” is defined as the ratio of EFIH’s consolidated total debt (as defined in the indentures) to EFIH’s Adjusted EBITDA on a consolidated basis (including Oncor’s Adjusted EBITDA). EFIH’s consolidated leverage ratio was 5.4 to 1.0 as of September 30, 2011.

The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. As of September 30, 2011, the ratio was 8.3 to 1.0.

In addition, the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes, TCEH Senior Secured Notes and TCEH Senior Secured Second Lien Notes generally restrict TCEH’s ability to make distributions or loans to any of its parent companies, EFCH and EFH Corp., unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and the indentures governing such notes. See discussion in Note 7 regarding amendments to the TCEH Senior Secured Facilities affecting intercompany loans from TCEH to EFH Corp.

In addition, under applicable law, we are prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or we would be insolvent.

EFH Corp. has not declared or paid any dividends since the Merger.

Distributions from Oncor — Oncor’s distributions to us totaled $64 million and $141 million in the nine months ended September 30, 2011 and 2010, respectively. In October 2011, we received an additional $52 million distribution. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s cumulative net income determined in accordance with US GAAP, subject to certain defined adjustments. Such adjustments include deducting a $46 million after-tax refund to customers in 2008, net accretion of fair value adjustments resulting from purchase accounting and funds spent as part of a $100 million commitment for additional demand-side management or other energy efficiency initiatives, which totaled $43 million after tax through September 30, 2011, and removing the effects of the $860 million goodwill impairment charge in 2008. As of September 30, 2011, $337 million was available for distribution to Oncor’s members under the cumulative net income restriction, of which approximately 80% relates to EFH Corp.’s ownership interest in Oncor.

Oncor’s distributions are further limited by an agreement with the PUCT that its regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. As of September 30, 2011, Oncor’s regulatory capitalization ratio was 58.2% debt and 41.8% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility’s debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes transition bonds issued by Oncor Electric Delivery Transition Bond Company. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). As of September 30, 2011, $247 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Noncontrolling Interests

As discussed in Note 3, we consolidate a joint venture formed for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the nine months ended September 30, 2011 and 2010.

Equity

The following table presents the changes to equity during the nine months ended September 30, 2011.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$2	$7,937	$(13,666)	$(263)	$79	$(5,911)
Net loss	—	—	(1,776)	—	—	(1,776)
Effects of stock-based incentive compensation plans	—	4	—	—	—	4
Change in unrecognized gains related to pension and OPEB plans	—	—	—	16	—	16
Net effects of cash flow hedges	—	—	—	15	—	15
Net effects of cash flow hedges – Oncor (b)	—	—	—	(24)	—	(24)
Investment by noncontrolling interests	—	—	—	—	13	13
Other	—	(1)	—	—	—	(1)

Balance as of September 30, 2011	$2	$7,940	$(15,442)	$(256)	$92	$(7,664)

(a)	Authorized shares totaled 2,000,000,000 as of September 30, 2011. Outstanding shares totaled 1,675,588,195 and 1,671,812,118 as of September 30, 2011 and December 31, 2010, respectively.
(b)	Represents losses on interest rate hedge transactions entered into by Oncor.

The following table presents the changes to equity during the nine months ended September 30, 2010.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$2	$7,914	$(10,854)	$(309)	$1,411	$(1,836)
Net loss	—	—	(2,973)	—	—	(2,973)
Effects of EFH Corp. stock-based incentive compensation plans	—	19	—	—	—	19
Change in unrecognized gains related to pension and OPEB costs	—	—	—	15	—	15
Net effects of cash flow hedges	—	—	—	49	—	49
Effects of deconsolidation of Oncor Holdings	—	—	—	—	(1,363)	(1,363)
Investment by noncontrolling interests	—	—	—	—	24	24
Stock repurchases	—	(2)	—	—	—	(2)
Other	—	—	—	—	(1)	(1)

Balance as of September 30, 2010	$2	$7,931	$(13,827)	$(245)	$71	$(6,068)

(a)	Authorized shares totaled 2,000,000,000 as of September 30, 2010. Outstanding shares totaled 1,669,277,542 and 1,668,065,133 as of September 30, 2010 and December 31, 2009, respectively.

10.	FAIR VALUE MEASUREMENTS

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

We categorize our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

•

Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets and liabilities include exchange-traded commodity contracts. For example, a significant number of our derivatives are NYMEX futures and swaps transacted through clearing brokers for which prices are actively quoted.

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

As of September 30, 2011, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$475	$3,419	$47	$20	$3,961
Interest rate swaps	—	147	—	—	147
Nuclear decommissioning trust – equity securities (c)	183	111	—	—	294
Nuclear decommissioning trust – debt securities (c)	—	238	—	—	238

Total assets	$658	$3,915	$47	$20	$4,640

Liabilities:
Commodity contracts	$522	$500	$57	$20	$1,099
Interest rate swaps	—	2,471	—	—	2,471

Total liabilities	$522	$2,971	$57	$20	$3,570

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

In conjunction with ERCOT’s transition to a nodal wholesale market structure effective December 2010, we have entered into certain derivative transactions (primarily congestion revenue rights transactions) that are valued at illiquid pricing locations (unobservable inputs), thus requiring classification as Level 3 assets or liabilities. As the nodal market matures and more transaction and pricing information becomes available for these pricing locations, we expect more of the valuation inputs to become observable.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales. See Note 12 for further discussion regarding the company’s use of derivative instruments.

Interest rate swaps include variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 7 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2011 or 2010. See the table below for discussion of transfers between Level 2 and Level 3.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance as of beginning of period	$23	$169	$342	$81

Total realized and unrealized gains (losses) included in net income (loss)	30	118	(18)	182
Purchases, issuances and settlements (a):
Purchases	5	21	69	94
Issuances	(4)	(11)	(7)	(52)
Settlements	(60)	(34)	(47)	(35)
Transfers into Level 3 (b)	—	(11)	—	(10)
Transfers out of Level 3 (b)	(4)	2	(349)	(6)

Net change (c)	(33)	85	(352)	173

Balance as of end of period	$(10)	$254	$(10)	$254

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period	12	116	(3)	199

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(b)

Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Significant transfers out occurred during the first quarter 2011 for natural gas collars for 2014; these derivatives are now categorized as Level 2 due to an increase in option market trading activity in forward periods. Significant transfers out occurred during the third quarter 2011 for 2014 coal contracts, these derivatives are now categorized as Level 2 due to increased liquidity in forward periods.

(c)

Substantially all changes in values of commodity contracts are reported in the income statement in net gain from commodity hedging and trading activities. Activity excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

11.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet liabilities:
Long-term debt (including current maturities) (b)	$35,692	$24,047	$34,815	$26,594

Off balance sheet liabilities:
Financial guarantees	$—	$4	$—	$9

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.

See Notes 10 and 12 for discussion of accounting for financial instruments that are derivatives.

12.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. Our principal activities involving derivatives consist of a long-term commodity hedging program and the hedging of interest costs on our long-term debt. See Note 10 for a discussion of the fair value of all derivatives and Note 9 for discussion of derivatives at Oncor, which is not consolidated.

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

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps are used to effectively reduce the hedged borrowing costs. Changes in the fair value of the swaps are recorded as unrealized gains and losses in interest expense and related charges. See Note 7 for additional information about interest rate swap agreements.

Other Commodity Hedging and Trading Activity — In addition to the long-term hedging program, TCEH enters into derivatives, including electricity, natural gas, fuel oil, uranium and coal instruments, generally for shorter-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets as of September 30, 2011 and December 31, 2010:

September 30, 2011
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,465	$147	$—	$—	$2,612
Noncurrent assets	1,488	—	8	—	1,496
Current liabilities	(1)	—	(1,019)	(825)	(1,845)
Noncurrent liabilities	(11)	—	(68)	(1,646)	(1,725)

Net assets (liabilities)	$3,941	$147	$(1,079)	$(2,471)	$538

December 31, 2010
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,637	$95	$—	$—	$2,732
Noncurrent assets	2,068	3	—	—	2,071
Current liabilities	(2)	—	(1,542)	(739)	(2,283)
Noncurrent liabilities	—	—	(64)	(805)	(869)

Net assets (liabilities)	$4,703	$98	$(1,606)	$(1,544)	$1,651

As of September 30, 2011 and December 31, 2010, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $744 million and $479 million in net liabilities as of September 30, 2011 and December 31, 2010, respectively. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative (Income statement presentation)	2011	2010	2011	2010

Commodity contracts (Net gain from commodity hedging and trading activities) (a)	$323	$979	$494	$2,255
Interest rate swaps (Interest expense and related charges) (b)	(796)	(350)	(1,390)	(1,048)

Net gain (loss)	$(473)	$629	$(896)	$1,207

(a)

Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes amounts reported as unrealized mark-to-market net gain/loss as well as the net effect on interest paid/accrued, both reported in “Interest Expense and Related Charges” (see Note 16).

The following table presents the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI for the three or nine months ended September 30, 2011 or 2010.

Derivative type (income statement presentation of loss reclassified	Three Months Ended September 30,		Nine Months Ended September 30,
from accumulated OCI into income)	2011	2010	2011	2010

Interest rate swaps (interest expense and related charges)	$(6)	$(19)	$(23)	$(72)

Interest rate swaps (depreciation and amortization)	—	(1)	(1)	(1)

Commodity contracts (operating revenues)	—	—	—	(1)

Total	$(6)	$(20)	$(24)	$(74)

There were no transactions designated as cash flow hedges during the three and nine months ended September 30, 2011 and 2010.

Accumulated other comprehensive income related to cash flow hedges as of September 30, 2011 and December 31, 2010 totaled $54 million and $69 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $9 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income as of September 30, 2011 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Derivative type	Notional Volume		Unit of Measure

Interest rate swaps:
Floating/fixed	$32,955	$17,500	Million US dollars
Basis	$10,250	$15,200	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	1,891	2,681	Million MMBtu
Locational basis swaps	740	1,092	Million MMBtu
All other	893	887	Million MMBtu
Electricity	118,876	143,776	GWh
Congestion Revenue Rights (b)	33,119	15,782	GWh
Coal	4	6	Million tons
Fuel oil	65	109	Million gallons
Uranium	1	—	Million pounds

(a)

Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, was approximately 800 million MMBtu and 1.0 billion MMBtu as of September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011 and December 31, 2010, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $287 million and $408 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $62 million and $65 million as of September 30, 2011 and December 31, 2010, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of September 30, 2011 and December 31, 2010, the remaining related liquidity requirement would have totaled $12 million and $18 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of September 30, 2011 and December 31, 2010, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $2.740 billion and $1.865 billion, respectively, before consideration of the amount of assets under the liens. No cash collateral or letters of credit were posted with these counterparties as of September 30, 2011 and December 31, 2010 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of September 30, 2011 and December 31, 2010, the remaining related liquidity requirement would have totaled $1.455 billion and $674 million, respectively, after reduction for derivative assets under netting arrangements but before consideration of the amount of assets under the liens. See Note 7 for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $3.027 billion and $2.273 billion as of September 30, 2011 and December 31, 2010, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of September 30, 2011, total credit risk exposure to all counterparties related to derivative contracts totaled $4.207 billion (including associated accounts receivable). The net exposure to those counterparties totaled $991 million as of September 30, 2011 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure, assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries, totaled $589 million. As of September 30, 2011, the credit risk exposure to the banking and financial sector represented 95% of the total credit risk exposure, a significant amount of which is related to the long-term hedging program, and the largest net exposure to a single counterparty totaled $401 million. The largest net exposure to a single counterparty, assuming setoff provisions in the event of a default across all EFH Corp. consolidated subsidiaries, totaled $223 million as of September 30, 2011.

Exposure to banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because a significant majority of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on our financial condition, results of operations and liquidity. The transactions with these counterparties contain certain provisions that would require the counterparties to post collateral in the event of a material downgrade in their credit rating.

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

13.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs for the three and nine months ended September 30, 2011 and 2010 are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net pension costs:
Service cost	$12	$11	$34	$32
Interest cost	40	41	122	120
Expected return on assets	(40)	(40)	(118)	(120)
Amortization of net loss	24	15	67	42

Net pension costs	36	27	105	74

Components of net OPEB costs:
Service cost	3	3	11	9
Interest cost	16	16	48	46
Expected return on assets	(3)	(5)	(10)	(11)
Amortization of transition obligation	1	—	1	1
Amortization of prior service cost	(1)	—	(1)	(1)
Amortization of net loss	8	6	22	16

Net OPEB costs	24	20	71	60

Total net pension and OPEB costs	60	47	176	134
Less amounts expensed by Oncor (and not consolidated)	(9)	(9)	(27)	(27)
Less amounts deferred principally as a regulatory asset or property by Oncor	(33)	(23)	(97)	(66)

Net amounts recognized as expense by EFH Corp. and consolidated subsidiaries	$18	$15	$52	$41

The discount rates reflected in net pension and OPEB costs in 2011 are 5.50% and 5.55%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2011 cost amounts are 7.7% and 7.1%, respectively.

We made cash contributions related to our pension and OPEB plans totaling $174 million and $19 million, respectively, in the first nine months of 2011, of which $185 million was contributed by Oncor. We expect to make additional contributions of $1 million and $6 million, respectively, in the remainder of 2011, of which $5 million is expected to be contributed by Oncor.

14.	RELATED PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•

We pay an annual management fee under the terms of a management agreement with the Sponsor Group for which we accrued $9 million for both the three months ended September 30, 2011 and 2010 and $27 million for both the nine months ended September 30, 2011 and 2010. The fee is reported as SG&A expense.

•

In 2007, TCEH entered into the TCEH Senior Secured Facilities with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of each member of the Sponsor Group have from time to time engaged in commercial banking transactions with us and/or provided financial advisory services to us, in each case in the normal course of business, and participated on terms similar to nonaffiliated lenders in the April 2011 amendment and extension of the TCEH Senior Secured Facilities discussed in Note 7.

•

In the nine months ended September 30, 2011, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, related to debt issuances and exchanges totaled $26 million, described as follows: (i) Goldman acted as a joint lead arranger and joint book-runner in the April 2011 amendment and extension of the TCEH Senior Secured Facilities discussed in Note 7 and received fees totaling $17 million; (ii) Goldman also acted as a joint book-running manager and initial purchaser in the issuance of $1.750 billion principal amount of TCEH Senior Secured Notes as part of the April 2011 amendment and extension and received fees totaling $9 million. Affiliates of KKR and TPG Capital, L.P. served as advisors to these transactions and each received $5 million as compensation for their services.

In the nine months ended September 30, 2010, fees paid to Goldman related to debt issuances and exchanges totaled $10 million, described as follows: (i) Goldman acted as an initial purchaser in the issuance of $500 million principal amount of EFH Corp. 10% Notes in January 2010 for which it received fees totaling $3 million; (ii) Goldman acted as a dealer manager and solicitation agent in EFH Corp. and EFIH debt exchange offers completed in August 2010 for which it received fees totaling $7 million.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have, and in the future may, sell or acquire debt or debt securities issued by us in open market transactions or through loan syndications.

•

TCEH’s retail operations pay electricity delivery fees to Oncor. Amounts expensed for these fees totaled $309 million and $317 million for the three months ended September 30, 2011 and 2010, respectively, and $798 million and $839 million for the nine months ended September 30, 2011 and 2010, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheet as of September 30, 2011 and December 31, 2010 reflects amounts due currently to Oncor totaling $175 million and $143 million, respectively (included in payables due to unconsolidated subsidiary), primarily related to these electricity delivery fees.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable to Oncor of $188 million ($40 million current portion included in payables due to unconsolidated subsidiary) and $217 million ($39 million current portion included in payables due to unconsolidated subsidiary) as of September 30, 2011 and December 31, 2010, respectively. TCEH’s payments on the note totaled $10 million for both the three months ended September 30, 2011 and 2010 and $28 million and $27 million for the nine months ended September 30, 2011 and 2010, respectively.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense, which is paid on a monthly basis, totaled $8 million and $9 million for the three months ended September 30, 2011 and 2010, respectively, and $24 million and $28 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts reduced reported selling, general and administrative expense by $10 million for both the three months ended September 30, 2011 and 2010, and $28 million and $30 million for the nine months ended September 30, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in other investments on the balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted monthly to TCEH (totaling $5 million for both the three months ended September 30, 2011 and 2010 and $13 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively), with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on the balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by us are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. As of September 30, 2011 and December 31, 2010, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $188 million and $206 million, respectively, included in noncurrent liabilities due to unconsolidated subsidiary in the balance sheet.

•

We file a consolidated federal income tax return; however, Oncor Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including our income taxes payable to or receivable from Oncor Holdings, are recorded as if Oncor Holdings files its own corporate income tax return. Our current amount receivable from Oncor Holdings related to income taxes totaled $20 million and our noncurrent amount payable to Oncor Holdings related to income taxes totaled $22 million as of September 30, 2011, and amounts payable to Oncor Holdings related to income taxes, primarily due to timing of payments, totaled $72 million as of December 31, 2010. EFH Corp. paid net income tax refunds to Oncor Holdings totaling $89 million in the nine months ended September 30, 2011 and received net income tax payments from Oncor Holdings totaling $107 million in the nine months ended September 30, 2010.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of September 30, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $13 million and $14 million, respectively, for the benefit of Oncor.

•

EFH Corp. and Oncor are jointly and severally liable for the funding of the EFH Corp. pension plan and a portion of the OPEB plan obligations. EFH Corp. is liable for the majority of the OPEB plan obligations. Oncor has contractually agreed to reimburse EFH Corp. with respect to certain pension plan and OPEB liabilities. Accordingly, as of September 30, 2011 and December 31, 2010, the balance sheet of EFH Corp. reflects unfunded liabilities related to these obligations and a corresponding receivable from Oncor in the amount of $1.338 billion and $1.463 billion, respectively, classified as noncurrent, which represents the portion of the obligations recoverable by Oncor under regulatory rate-setting provisions and reported by Oncor in its balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues (all Competitive Electric)	$2,321	$2,607	$5,672	$6,599

Equity in earnings of unconsolidated subsidiaries (net of tax):
Regulated Delivery (net of minority interest of $29, $30, $60 and $61)	$113	$118	$235	$240

Net income (loss):
Competitive Electric	$(730)	$(3,710)	$(1,722)	$(3,705)
Regulated Delivery	113	118	235	240
Corporate and Other	(93)	690	(289)	492

Consolidated	$(710)	$(2,902)	$(1,776)	$(2,973)

16.	SUPPLEMENTARY FINANCIAL INFORMATION

Stock-Based Compensation

In December 2010, in consideration of the desire to enhance retention incentives, EFH Corp. offered employee grantees of all stock options (excluding named executive officers and a limited number of other employees) the right to exchange their vested and unvested options for restricted stock units payable in shares (at a ratio of two options for each stock unit). The restricted stock units vest as shares of common stock of EFH Corp. in September 2014. The exchange offer closed in late February 2011, and substantially all eligible employees accepted the offer, which resulted in the issuance of 9.4 million restricted stock units in exchange for 16.1 million time-based options (including 5.2 million that were vested) and 2.8 million performance-based options (including 2.0 million that were vested). In addition, restricted stock units issued as compensation to management employees and directors totaled 0.4 million and 0.9 million, respectively, in the three and nine months ended September 30, 2011.

In October 2011, in consideration of the desire to enhance retention incentives, EFH Corp. offered its named executive officers and a limited number of other officers the right to exchange their vested and unvested options for restricted stock units payable in shares on terms largely consistent with offers made in December 2010 to other employee grantees of stock options. The restricted stock units vest as shares of common stock of EFH Corp. upon the earlier of September 2014 or a change in control as defined in the exchange offer, or on a prorated basis upon certain other defined events, such as termination without cause or resignation for good reason. The maximum number of options to be exchanged for restricted stock units on a two-for-one basis is 22.3 million. The exchange offer is expected to close in November 2011.

Shares of common stock awarded as compensation to board members and other non-employees totaled 3.3 million and 0.2 million in the nine months ended September 30, 2011 and 2010, respectively. Of the restricted stock units payable in cash previously granted to certain management employees, 0.1 million and 0.6 million vested in the three months ended September 30, 2011 and 2010, respectively, and 0.1 million and 1.2 million vested in the nine months ended September 30, 2011 and 2010, respectively.

Expense recognized for restricted stock units payable in shares totaled $1.5 million and $3.5 million for the three and nine months ended September 30, 2011, respectively. Expense recognized for options granted totaled $1.4 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively, and $2.7 million and $13.1 million for the nine months ended September 30, 2011 and 2010, respectively. Expense recognized for deferred shares and other common stock awarded as compensation totaled $1.3 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $4.3 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, with respect to restricted stock units payable in cash, we recorded expense of $1.3 million in the third quarter 2011, a credit of $3.5 million in the first quarter 2011 and a credit of $2.9 million in the third quarter 2010 as a result of the change in value of EFH Corp. shares.

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income:
Debt extinguishment gains (Note 7) (a)	$—	$1,023	$25	$1,166
Settlement of counterparty bankruptcy claims (b) (c)	—	—	21	—
Property damage claim (b)	—	—	7	—
Office space rental income (a)	3	3	9	9
Franchise tax refund (b)	—	—	6	—
Gain on sale of land/water rights (b)	—	—	—	44
Gain on sale of interest in natural gas gathering pipeline business (b)	—	—	—	37
Insurance/litigation settlements (b)	—	6	—	6
Sales tax refund (b)	2	—	2	5
Other	4	1	14	11

Total other income	$9	$1,033	$84	$1,278

Other deductions:
Impairment of emissions allowances (Note 4) (b)	$418	$—	$418	$—
Severance charges (Note 4) (b)	49	—	49	2
Impairment of assets related to mining operations (Note 4) (b)	9	—	9	—
Net third-party fees paid in connection with the amendment and extension of the TCEH Senior Secured Facilities (Note 7) (d)	—	—	100	—
Ongoing pension and OPEB expense related to discontinued businesses (a)	4	1	10	6
Net charges related to cancelled development of generation facilities (b)	—	—	—	2
Other	3	3	7	13

Total other deductions	$483	$4	$593	$23

(a)	Reported in Corporate and Other.
(b)	Reported in Competitive Electric segment.
(c)

Represents net cash received as a result of the settlement of bankruptcy claims against a hedging/trading counterparty. A reserve of $26 million was established in 2008 related to amounts then due from the counterparty.

(d)	Includes $86 million reported in Competitive Electric segment and $14 million in Corporate and Other.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$792	$672	$2,245	$1,999
Accrued interest to be paid with additional toggle notes	53	106	163	384
Unrealized mark-to-market net loss on interest rate swaps (Note 7)	619	181	879	542
Amortization of interest rate swap losses at dedesignation of hedge accounting	5	19	22	72
Amortization of fair value debt discounts resulting from purchase accounting	14	14	41	49
Amortization of debt issuance, amendment and extension costs and discounts (a)	48	32	141	99
Capitalized interest	(8)	(6)	(24)	(53)

Total interest expense and related charges	$1,523	$1,018	$3,467	$3,092

(a)	Includes write-offs in second quarter 2011 of $16 million of previously deferred fees as a result of the amendment and extension transactions in April 2011 (see Note 7).

Restricted Cash

	September 30, 2011		December 31, 2010
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 7)	$—	$947	$—	$1,135
Amounts related to margin deposits held	84	—	33	—

Total restricted cash	$84	$947	$33	$1,135

Inventories by Major Category

	September 30, 2011	December 31, 2010
Materials and supplies	$173	$162
Fuel stock	152	198
Natural gas in storage	33	35

Total inventories	$358	$395

Other Investments

	September 30, 2011	December 31, 2010
Nuclear decommissioning trust	$532	$536
Assets related to employee benefit plans, including employee savings programs, net of distributions	97	117
Land	41	41
Miscellaneous other	4	3

Total other investments	$674	$697

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

	September 30, 2011
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$229	$11	$(2)	$238
Equity securities (c)	226	93	(25)	294

Total	$455	$104	$(27)	$532

	December 31, 2010
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$221	$6	$(4)	$223
Equity securities (c)	213	115	(15)	313

Total	$434	$121	$(19)	$536

(a)	Includes realized gains and losses of securities sold.
(b)

The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.24% and 4.61% and an average maturity of 6.0 years and 8.8 years as of September 30, 2011 and December 31, 2010, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held as of September 30, 2011 mature as follows: $107 million in one to five years, $50 million in five to ten years and $81 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized gains	$—	$—	$1	$1
Realized losses	—	—	(2)	(1)
Proceeds from sale of securities	601	134	2,385	937

Property, Plant and Equipment

As of September 30, 2011 and December 31, 2010, property, plant and equipment of $19.6 billion and $20.4 billion, respectively, is stated net of accumulated depreciation and amortization of $5.3 billion and $4.2 billion, respectively. See Note 4 for discussion of accelerated lignite mining asset depreciation recorded in the third quarter 2011 as a result of the EPA’s issuance of the CSAPR.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, during the nine months ended September 30, 2011:

	Nuclear Plant	Mining and Other	Total
Liability as of January 1, 2011	$329	$164	$493
Additions:
Accretion	14	22	36
Reductions:
Payments	—	(54)	(54)

Liability as of September 30, 2011	343	132	475
Less amounts due currently	—	32	32

Noncurrent liability as of September 30, 2011	$343	$100	$443

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2011	December 31, 2010
Uncertain tax positions (including accrued interest)	$1,846	$1,806
Retirement plan and other employee benefits	1,807	1,895
Asset retirement and mining reclamation obligations	443	452
Unfavorable purchase and sales contracts	653	673
Other	65	41

Total other noncurrent liabilities and deferred credits	$4,814	$4,867

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

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $7 million in both the three months ended September 30, 2011 and 2010 and $20 million in both the nine months ended September 30, 2011 and 2010. See Note 5 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the five fiscal years from December 31, 2010 is as follows:

Year	Amount
2011	$27
2012	27
2013	26
2014	25
2015	25

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2011	2010

Cash payments (receipts) related to:
Interest paid (a)	$1,906	$1,770
Capitalized interest	(24)	(53)

Interest paid (net of capitalized interest) (a)	1,882	1,717
Income taxes	34	64
Noncash investing and financing activities:
Construction expenditures (b)	36	38
Debt exchange transactions	(22)	1,114
Principal amount of toggle notes issued in lieu of cash interest (Note 7)	100	272
Capital leases	1	9

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those statements.

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

Significant Activities and Events

Natural Gas Prices and Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of September 30, 2011, has effectively sold forward approximately 800 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 100,000 GWh at an assumed 8.0 market heat rate) at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu.

These transactions, as well as forward power sales, have effectively hedged an estimated 47% of the natural gas price exposure related to TCEH’s expected generation output, including the effects of the CSAPR as discussed below, through December 31, 2015 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices generally 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

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

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 19% of the positions in the long-term hedging program as of September 30, 2011, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of September 30, 2011:

	Measure	Balance 2011 (a)	2012	2013	2014	2015	Total

Natural gas hedge volumes (b)	mm MMBtu	~57	~331	~259	~149	—	~796
Weighted average hedge price (c)	$/MMBtu	~7.60	~7.36	~7.19	~7.80	—	—
Weighted average market price (d)	$/MMBtu	~3.80	~4.24	~4.80	~5.13	~5.39	—

(a)	Balance of 2011 is from October 1, 2011 through December 31, 2011.
(b)

Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 120 million MMBtu in 2014.

(c)

Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of September 30, 2011, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $800 million in pretax unrealized mark-to-market gains or losses.

Net gain related to the long-term hedging program, which is reported in net gain from commodity hedging and trading activities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Realized net gain	$290	$262	$911	$791
Unrealized net gain (loss) including reversals of previously recorded amounts on positions settled	102	671	(299)	1,561

Total	$392	$933	$612	$2,352

The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $2.844 billion and $3.143 billion as of September 30, 2011 and December 31, 2010, respectively.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program reflects declining forward market natural gas prices. Forward natural gas prices have generally trended downward since mid-2008 as shown in the table of forward NYMEX Henry Hub natural gas prices below. While the long-term hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, depressed forward natural gas prices are challenging to the long-term profitability of our generation assets. Specifically, these lower natural gas prices and the correlated effect in ERCOT on wholesale electricity prices could have a material impact on the overall profitability of our generation assets for periods in which we have less significant hedge positions (i.e., beginning in 2013). In addition, a continuation or worsening of these market conditions would limit our ability to hedge our wholesale electricity revenues at sufficient price levels to support our interest payments and debt maturities and could adversely impact our ability to refinance our long-term debt, a portion of which begins to mature in 2014.

	000000000000	000000000000	000000000000	000000000000	000000000000
	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2011 (b)	2012	2013	2014	2015

June 30, 2008	$10.78	$10.74	$10.90	$11.12	$11.36
September 30, 2008	$8.54	$8.41	$8.30	$8.30	$8.44
December 31, 2008	$7.31	$7.23	$7.15	$7.15	$7.21
March 31, 2009	$6.67	$6.96	$7.11	$7.18	$7.25
June 30, 2009	$6.89	$7.16	$7.30	$7.43	$7.57
September 30, 2009	$6.87	$7.00	$7.06	$7.17	$7.31
December 31, 2009	$6.34	$6.53	$6.67	$6.84	$7.05
March 31, 2010	$5.34	$5.79	$6.07	$6.36	$6.68
June 30, 2010	$5.34	$5.68	$5.89	$6.10	$6.37
September 30, 2010	$4.44	$5.07	$5.29	$5.42	$5.60
December 31, 2010	$4.55	$5.08	$5.33	$5.49	$5.64
March 31, 2011	$4.57	$5.06	$5.41	$5.73	$6.08
June 30, 2011	$4.47	$4.84	$5.16	$5.42	$5.70
September 30, 2011	$3.80	$4.24	$4.80	$5.13	$5.39

(a)	Based on NYMEX Henry Hub prices.
(b)

For March 31, June 30 and September 30, 2011, natural gas prices for 2011 represent the average of forward prices for April through December, July through December and October through December, respectively.

As of September 30, 2011, more than 90% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Financial Condition — Liquidity and Capital Resources”), thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of September 30, 2011, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally 12 months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

		Balance 2011(a)		Balance 2011(a)		Balance 2011(a)		Balance 2011(a)		Balance 2011(a)
	Balance 2011(a)		2012		2013		2014		2015

$1.00/MMBtu change in gas price (b)	$	~3	$	~15	$	~245	$	~395	$	~550
0.1/MMBtu/MWh change in market heat rate (c)	$	~1	$	~13	$	~33	$	~40	$	~43
$1.00/gallon change in diesel fuel price	$	~1	$	~7	$	~45	$	~46	$	~46

(a)	Balance of 2011 is from November 1, 2011 through December 31, 2011.
(b)

Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas generally being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).

(c)	Based on Houston Ship Channel natural gas prices as of September 30, 2011.

Disclosures in the above paragraphs related to hedged generation output and commodity price sensitivities take into account the expected effects on our operations of the CSAPR as issued in July 2011. See “Recent EPA Actions - Cross-State Air Pollution Rule” below for discussion of the EPA’s proposed revisions to the CSAPR.

Liability Management Program — As of September 30, 2011, EFH Corp. and its consolidated subsidiaries had $36.3 billion principal amount of long-term debt outstanding. In October 2009, we implemented a liability management program designed to reduce debt and extend debt maturities through debt exchanges, repurchases and amendments. Activities under the liability management program do not include debt issued by Oncor or its subsidiaries.

Amendments to the TCEH Senior Secured Facilities completed in April 2011 resulted in the extension of $16.4 billion in loan maturities under the TCEH Term Loan Facilities and the TCEH Letter of Credit Facility from October 2014 to October 2017 and $1.4 billion of commitments under the TCEH Revolving Credit Facility from October 2013 to October 2016.

Other liability management activities since October 2009 and through September 2011 include debt exchange, issuance and repurchase activities as follows (except where noted, debt amounts are principal amounts):

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

Through September 30, 2011, the liability management transactions have resulted in the capture of $2.0 billion of debt discount.

See Note 7 to Financial Statements for further discussion of the transactions completed under our liability management program in 2011. There were no transactions completed in the third quarter 2011.

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

TCEH Interest Rate Swap Transactions — As of September 30, 2011, TCEH has entered into a series of interest rate swaps that effectively fix the interest rates at between 5.5% and 9.3% on $18.65 billion principal amount of its senior secured debt to October 2014 and on up to $12.6 billion principal amount of its senior secured debt from October 2014 to October 2017. Swaps related to an aggregate $2.60 billion principal amount of debt expired or were terminated in the nine months ended September 30, 2011, and swaps related to an aggregate $5.45 billion principal amount of debt maturing from 2012 to 2014 (growing to $10.58 billion over time, primarily as existing swaps expire) and $12.6 billion principal amount of debt maturing from 2014 to 2017 were entered into in the same period. Taking into consideration these swap transactions, as of September 30, 2011, 3% of our long-term debt portfolio was exposed to variable interest rate risk through September 2014 and 10% for October 2014 through October 2017. We may enter into additional interest rate hedges from time to time.

As of September 30, 2011, TCEH has also entered into interest rate basis swap transactions, which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $10.25 billion principal amount of senior secured debt. Swaps related to an aggregate $4.95 billion principal amount of debt expired in the nine months ended September 30, 2011.

Unrealized mark-to-market net gains and losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $619 million and $879 million of net loss in the three and nine months ended September 30, 2011, respectively, and $181 million and $542 million of net loss in the three and nine months ended September 30, 2010, respectively. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $2.299 billion and $1.419 billion as of September 30, 2011 and December 31, 2010, respectively, of which $81 million and $105 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 7 to Financial Statements regarding interest rate swap transactions.

Recent EPA Actions — Cross-State Air Pollution Rule — In 2005, the EPA issued a final rule (the Clean Air Interstate Rule or CAIR) intended to implement the provisions of the Clean Air Act Section 110(a)(2)(D)(i)(I) (CAA Section 110) requiring states to reduce emissions of sulfur dioxide (SO2) and nitrogen oxide (NOx) that significantly contribute to other states failing to attain or maintain compliance with the EPA’s National Ambient Air Quality Standards (NAAQS) for fine particulate matter and/or ozone. In 2008, the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) invalidated CAIR, but allowed the rule to continue until the EPA issued a final replacement rule. In August 2010, the EPA issued for comment a proposed replacement rule for CAIR called the Clean Air Transport Rule (CATR), similarly intended to implement CAA Section 110. As proposed, the CATR did not include Texas in its annual SO2 or NOx programs to address alleged downwind fine particulate matter effects.

In July 2011, the EPA issued the final replacement rule for CAIR (as finally issued, the Cross-State Air Pollution Rule (CSAPR)). Unlike the CATR, the CSAPR includes Texas in its annual SO2 and NOx emissions reduction programs, as well as the seasonal NOx emissions reduction program. These programs require significant additional reductions of SO2 and NOx emissions from fossil-fueled generation units in covered states (including Texas) and institute a limited “cap and trade” system as an additional compliance tool to achieve reductions the EPA contends are necessary to implement CAA Section 110. Compliance with the CSAPR’s annual emissions reduction programs is required beginning January 1, 2012, and compliance with the CSAPR’s seasonal emissions reduction program is required beginning May 1, 2012.

In August 2011, we petitioned the EPA to reconsider and stay the effectiveness of the CSAPR, in each case as applied to Texas. The EPA has not yet formally responded to our petition. We cannot predict whether we will be successful in, or when (if ever) the EPA will respond to, our petition.

In September 2011, we filed a petition for review in the D.C. Circuit Court challenging the CSAPR and a motion to stay the effective date of the CSAPR, in each case as applied to Texas. The briefing on our stay motion is complete, and we await the D.C. Circuit Court’s ruling on our motion. We cannot predict (i) whether we will be successful in our legal challenge to the CSAPR or our motion to stay the effective date of the CSAPR, or (ii) when the D.C. Circuit Court will rule on our motion.

As adopted in July 2011, the CSAPR requires our fossil-fueled generation units to (i) reduce their annual SO2 and NOx emissions by approximately 137,000 tons (64 percent) and 9,200 tons (22 percent), respectively, compared to 2010 actual levels, each beginning on January 1, 2012 and (ii) reduce their seasonal NOx emissions by approximately 3,400 tons (19 percent), compared to 2010 actual levels, beginning on May 1, 2012, which is the start of the ozone season.

The CSAPR establishes a “cap and trade” system as an additional compliance tool. The system includes three trading programs — one for annual SO2 emissions and one each for seasonal and annual NOx emissions — that allow for limited trading of allowances among sources covered by the programs. An allowance represents a ton of emissions of SO2 or NOx and sources are required to surrender to the EPA one allowance for every ton of emissions they emit in a given compliance period. The CSAPR allocates to each covered state (including Texas) a number of allowances for each of the three programs, and those allowances are then allocated among emission sources within the state. Generally speaking, to the extent a source’s emissions exceed the number of allowances it has been allocated, the source may buy additional allowances from other sources that it can surrender to the EPA in order to comply with the CSAPR. Sources included in the seasonal and annual NOx programs are allowed to trade allowances with any other sources in those programs. The SO2 trading program, however, divides States into Group 1 and Group 2, and permits sources to trade SO2 allowances only with other sources in the same Group. Texas is in Group 2, which is composed of seven states. We believe that there might not be sufficient liquidity in the system for the purchase of allowances to constitute a significant element of our near-term strategy to comply with the CSAPR as originally adopted. Further, we believe that the state assurance levels contained in the current CSAPR (i.e., the level of emissions permitted in a state that, to the extent exceeded, must be offset with allowances on a three to one basis — one allowance for exceeding the applicable emissions limit and two allowances for exceeding the assurance level) could prevent using allowances to offset emissions above our generation fleet’s pro rata portion of the Texas assurance level as a viable near-term compliance strategy.

Due to the short timeframe for compliance with the emissions limitations contained in the CSAPR, the permitting, engineering, procurement and construction of new environmental control equipment to comply with the CSAPR will not be feasible to achieve compliance beginning on January 1, 2012.

In September 2011, we announced a compliance plan to satisfy the requirements of the final CSAPR issued in July 2011. Under our compliance plan, we would:

•	idle Units 1 and 2 at our Monticello generation facility (approximately 1,200 MW);

•

switch the fuel we use in Unit 3 at our Monticello generation facility (approximately 750 MW) and Units 1 and 2 at our Big Brown generation facility (approximately 1,200 MW) from a blend of Texas lignite and Powder River Basin coal to 100 percent Powder River Basin coal (in conjunction with the permitting, engineering, procurement and construction of a baghouse and installation of dry sorbent injection systems at Big Brown Units 1 and 2 and the permitting, engineering, procurement and construction of an upgraded scrubber at Monticello Unit 3);

•	cease lignite mining operations at our Big Brown/Turlington, Winfield and Thermo mines that serve our Big Brown and Monticello generation facilities, and

•	permit, engineer, procure, and construct upgraded scrubbers to reduce SO2 emissions from Units 1, 2, and 3 at our Martin Lake generation facility and Unit 4 at our Sandow generation facility.

If the CSAPR is implemented in its current form on January 1, 2012, we expect the unit idling would occur immediately prior to January 1, 2012, the fuel switching and cessation of lignite mining operations would occur immediately prior to and during the first quarter of 2012, and the completion of the scrubber upgrades would occur by the end of 2012. These actions would reduce, in the near term, our total peak generation capacity by approximately 1,300 MW in the aggregate in order to comply with the current CSAPR emissions limitations (1,200 MW due to the unit idling and additional capacity reductions of approximately 100 MW due to the other actions of the compliance plan described above). We also intend to continue to seek to identify and pursue options that might allow us to restore levels of generation at the units affected by the actions described above.

We expect that the actions described in the four bullets above would result in material capital expenditures. Capital expenditures by the end of 2012 related to these actions are expected to be approximately $260 million (in addition to the $75 million of environmental capital expenditures related to our generation units planned for 2011, as previously disclosed in our 2010 Form 10-K). We estimate expenditures of more than $1.5 billion before the end of the decade in environmental control equipment would be required to comply with regulatory requirements, including the CSAPR as originally adopted. We also expect these actions would result in revenue decreases, due to lower wholesale power sales volumes caused by the reduced generation, as well as increased fuel costs. In connection with these actions, we expect the effect of reduced generation combined with increased fuel costs associated with the transition from a blend of lignite and Powder River Basin coal to 100 percent Powder River Basin coal at our Big Brown and Monticello generation facilities, among other things, would result in approximately $260 million of lower Adjusted EBITDA (as defined in the restricted payments covenant in the EFH Corp. Senior Secured Notes indentures) in the year ended December 31, 2012 (based on ERCOT North Hub 7x24 power prices as of March 31, 2011). We estimate that approximately 65 percent of the 2012 Adjusted EBITDA impact would be associated with the increased fuel costs, with the remainder due to lower generation. Cash impacts associated with fuel switching in 2012 would be expected to be partially mitigated by approximately $100 million of lower capital expenditures at the affected lignite mining and plant locations. In addition, if the CSAPR as originally adopted is implemented on January 1, 2012, we estimate that approximately 500 jobs at our generation and mining facilities would ultimately be eliminated in connection with these actions. See Note 4 to Financial Statements for discussion of emissions allowances impairments and other impairments, accelerated mining asset depreciation and severance charges recorded in the third quarter 2011 as a result of the CSAPR.

The implementation and timing of our compliance plan may change upon a reconsideration or stay of the CSAPR by the EPA, a stay of the CSAPR by the D.C. Circuit Court, or revisions to the CSAPR.

Proposed Revisions to the Cross-State Air Pollution Rule — On October 6, 2011, the EPA released proposed revisions to the CSAPR (the Proposed Revisions), including revisions to the SO2 and NOx emissions limits for Texas sources. If adopted as a final rule, the Proposed Revisions would require our fossil-fueled generation units to reduce (i) their annual SO2 and NOx emissions by approximately 112,000 tons (52 percent) and 8,000 tons (19 percent), respectively, compared to 2010 actual levels, each beginning on January 1, 2012, and (ii) their seasonal NOx emissions by approximately 2,700 tons (15 percent), compared to 2010 actual levels, beginning on May 1, 2012. The CSAPR’s emissions limitations as modified by the Proposed Revisions would be less onerous than the emissions limitations set forth in the CSAPR as issued in July 2011. In the Proposed Revisions, the EPA did not propose to revise the January 1, 2012 timeframe for beginning compliance with the emissions limitations contained in the CSAPR.

The EPA is scheduled to hold a public hearing to discuss the Proposed Revisions on October 28, 2011, and the Proposed Revisions are subject to public comment until November 28, 2011. We cannot predict whether, when, or in what form the Proposed Revisions will be adopted as a final rule. It is possible that any revisions to the CSAPR finally adopted could be different than the Proposed Revisions.

If the Proposed Revisions are adopted as a final rule, we expect that some of the actions described in our compliance plan above may no longer be required, and the costs of compliance with the CSAPR and the related adverse effects on our operations, liquidity and financial results may be reduced. Pending adoption of any revisions to the CSAPR and the other EPA actions described below in “Other EPA Actions,” we are continuing to evaluate the CSAPR, the Proposed Revisions, alternatives for compliance, and the expected effects on our operations, liquidity, and financial results.

Unless specifically noted otherwise, disclosures in this quarterly report on Form 10-Q, including the discussion of “Natural Gas Prices and Long-Term Hedging Program” above and discussion of “Liquidity and Capital Resources” below, include the anticipated effects of the CSAPR as issued in July 2011, but do not include any effects of the Proposed Revisions.

Other EPA Actions — In 2005, the EPA published a final rule requiring reductions of mercury emissions from lignite/coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the US Court of Appeals for the D.C. Circuit (the D.C. Circuit Court) vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court’s ruling. The EPA agreed in a consent decree submitted for court approval to propose Maximum Achievable Control Technology (MACT) rules by March 2011 and finalize those rules by November 2011, as subsequently postponed to December 2011. In March 2011, the EPA issued for comment a proposed rule for coal and oil-fueled electric generation units (Utility MACT). Once finalized, this rule could require substantial control equipment retrofits on our lignite/coal-fueled generation units within three to four years of the effective date of the rule, which as previously disclosed could require material capital expenditures. We cannot predict the substance of the final Utility MACT rule, or its impact on our facilities, financial condition, liquidity or results of operations.

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. We believe we possess all necessary permits for these activities from the TCEQ for our present operations. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities were published by the EPA in 2004. As prescribed in the regulations, we began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In January 2007, a federal court ruled against the EPA in a lawsuit brought by environmental groups challenging aspects of these regulations, and in July 2007, the EPA announced that it was suspending the regulations pending further rulemaking. The US Supreme Court issued a decision in April 2009 reversing the federal court’s decision, in part, and finding that the EPA permissibly used cost-benefit analysis in the Section 316(b) regulations. In the absence of regulations, the EPA has instructed the states implementing the Section 316(b) program to use their best professional judgment in reviewing applications and issuing permits under Section 316(b). In April 2010, the EPA entered into a settlement agreement that requires it to propose new rules under Section 316(b) by March 2011 and to finalize those rules by July 2012. In March 2011, the EPA issued for comment the proposed regulations. Although the proposed rule does not mandate a certain control technology, it does require site-specific assessments of technology feasibility on a case-by-case basis at the state level. Compliance with this rule would be required beginning eight years following promulgation. We cannot predict the substance of the final regulations or the impact they may have on our financial condition, liquidity or results of operations.

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

As of September 30, 2011, Oncor has installed 2,123,000 advanced digital meters, including 609,000 in 2011. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $477 million as of September 30, 2011, including $117 million in 2011. Oncor expects to complete installations of the remaining approximately 900,000 advanced meters by the end of 2012.

Oncor Rate Review Filed with the PUCT — In January 2011, Oncor filed for a rate review with the PUCT and 203 cities based on a test year ended June 30, 2010. In August 2011 the PUCT issued a final order in the rate review. The rate review as approved includes an approximate $137 million base rate increase and additional provisions to address certain expenses. Approximately $93 million of the increase became effective July 1, 2011, and the remainder will become effective by January 1, 2012. The rate review did not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. See “Regulatory Matters” below for further discussion.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under “Regulatory Matters.”

RESULTS OF OPERATIONS

Consolidated Financial Results – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

See comparison of results of the Competitive Electric segment for discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain from commodity hedging and trading activities; operating costs; depreciation and amortization; SG&A Expenses and franchise and revenue-based taxes.

In 2010, a $4.1 billion impairment of goodwill was recorded in the Competitive Electric segment as discussed in Note 5 to Financial Statements.

See Note 16 to Financial Statements for details of other income and deductions.

Interest expense and related charges increased $505 million, or 50%, to $1.523 billion in 2011 reflecting a $438 million increase in unrealized mark-to-market net losses related to interest rate swaps, a $65 million increase driven by higher average rates reflecting debt exchanges and amendments and $16 million in higher amortization of debt issuance and amendment costs and discounts, partially offset by $14 million in lower amortization of interest rate swap losses at dedesignation of hedge accounting.

Income tax benefit totaled $443 million on a pretax loss in 2011 compared to income tax expense totaling $370 million on a pretax loss in 2010. The effective rate was 35.0% and 25.5% in 2011 and 2010, respectively, excluding the $4.1 billion nondeductible goodwill impairment charge in 2010. The increase in the rate was driven by a $146 million reversal in 2010 of previously accrued interest related to uncertain tax positions due to expected resolution of matters related to the 1997 through 2002 tax audit.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $5 million to $113 million in 2011 reflecting lower results at Oncor due to higher depreciation, operation and maintenance, transmission fee and income tax expense, partially offset by higher revenue rates and the effects of significantly warmer weather.

Net loss decreased $2.192 billion to $710 million in 2011.

•	Net loss in the Competitive Electric segment decreased $2.980 billion to $730 million.

•	Earnings from the Regulated Delivery segment decreased $5 million to $113 million as discussed above.

•

After-tax results of Corporate and Other activities totaled $93 million in net expense in 2011 compared to net income of $690 million in 2010. The amounts in 2011 and 2010 include recurring interest expense on outstanding debt and notes payable to subsidiaries, as well as corporate general and administrative expenses. The $783 million change reflected debt extinguishment gains (reported in other income) totaling $659 million (after-tax) in 2010 and the $121 million Corporate and Other portion of the 2010 reversal of previously accrued interest on uncertain tax positions discussed above.

Consolidated Financial Results – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

See comparison of results of the Competitive Electric segment for discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain from commodity hedging and trading activities; operating costs; depreciation and amortization; SG&A expenses and franchise and revenue-based taxes.

In 2010, a $4.1 billion impairment of goodwill was recorded in the Competitive Electric segment as discussed in Note 5 to Financial Statements.

See Note 16 to Financial Statements for details of other income and deductions.

Interest income decreased $7 million to $2 million in 2011 reflecting interest in 2010 on $465 million in collateral under a funding arrangement settled in March 2010.

Interest expense and related charges increased $375 million, or 12%, to $3.467 billion in 2011 reflecting a $337 million increase in unrealized mark-to-market net losses related to interest rate swaps, $34 million in higher amortization of debt issuance and amendment costs and discounts, $29 million in lower capitalized interest and a $25 million increase driven by higher average rates reflecting debt exchanges and amendments, partially offset by $50 million in lower amortization of interest rate swap losses at dedesignation of hedge accounting.

Income tax benefit totaled $1.042 billion on a pretax loss in 2011 compared to income tax expense totaling $336 million on a pretax loss in 2010. The effective rate was 34.1% and 27.5% in 2011 and 2010, respectively, excluding the $4.1 billion nondeductible goodwill impairment charge in 2010. The increase in the rate was driven by a $146 million reversal in 2010 of previously accrued interest related to uncertain tax positions due to expected resolution of matters related to the 1997 through 2002 tax audit, partially offset by the effect of an $8 million deferred tax charge in 2010 related to the Patient Protection and Affordable Care Act.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $5 million to $235 million in 2011 reflecting lower results at Oncor due to higher depreciation, transmission fee, operation and maintenance and income tax expense, partially offset by higher revenue rates and the effects of warmer weather.

Net loss decreased $1.197 billion to $1.776 billion in 2011.

•	Net loss in the Competitive Electric segment decreased $1.983 billion to $1.722 billion.

•	Earnings from the Regulated Delivery segment decreased $5 million to $235 million as discussed above.

•

After-tax results of Corporate and Other activities totaled $289 million in net expense in 2011 compared to net income of $492 million in 2010. The amounts in 2011 and 2010 include recurring interest expense on outstanding debt and notes payable to subsidiaries, as well as corporate general and administrative expenses. The $781 million change reflected lower debt extinguishment gains (reported in other income) of $735 million (after-tax) and the $121 million Corporate and Other portion of the 2010 reversal of previously accrued interest on uncertain tax positions discussed above, partially offset by lower interest expense driven by reduced debt under the liability management program.

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

Competitive Electric Segment

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$2,321	$2,607	$5,672	$6,599
Fuel, purchased power costs and delivery fees	(1,058)	(1,400)	(2,726)	(3,521)
Net gain from commodity hedging and trading activities	270	992	365	2,272
Operating costs	(207)	(197)	(670)	(623)
Depreciation and amortization	(371)	(345)	(1,098)	(1,027)
Selling, general and administrative expenses	(192)	(183)	(529)	(546)
Franchise and revenue-based taxes	(21)	(24)	(64)	(72)
Impairment of goodwill	—	(4,100)	—	(4,100)
Other income	5	6	40	95
Other deductions	(478)	(3)	(569)	(14)
Interest income	20	23	66	65
Interest expense and related charges	(1,405)	(883)	(3,116)	(2,604)

Loss before income taxes	(1,116)	(3,507)	(2,629)	(3,476)

Income tax (expense) benefit	386	(203)	907	(229)

Net loss	$(730)	$(3,710)	$(1,722)	$(3,705)

Sales Volume and Customer Count Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Sales volumes:

Retail electricity sales volumes – (GWh):
Residential	9,586	9,473	1.2	22,362	23,040	(2.9)
Small business (a)	2,116	2,417	(12.5)	5,688	6,392	(11.0)
Large business and other customers	3,445	4,294	(19.8)	9,955	11,738	(15.2)

Total retail electricity	15,147	16,184	(6.4)	38,005	41,170	(7.7)
Wholesale electricity sales volumes (b)	7,336	14,313	(48.7)	24,961	37,931	(34.2)

Total sales volumes	22,483	30,497	(26.3)	62,966	79,101	(20.4)

Average volume (kWh) per residential customer (c)	5,698	5,220	9.2	13,044	12,584	3.7

Weather (North Texas average) – percent of normal (d):

Cooling degree days	129.2%	107.1%	20.6	134.2%	109.9%	22.1
Heating degree days	—	—	—	110.5%	132.1%	(16.4)

Customer counts:

Retail electricity customers (end of period and in thousands) (e):
Residential				1,658	1,800	(7.9)
Small business (a)				190	228	(16.7)
Large business and other customers				20	22	(9.1)

Total retail electricity customers				1,868	2,050	(8.9)

(a)	Customers with demand of less than 1 MW annually.
(b)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(c)	Calculated using average number of customers for the period.
(d)

Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Operating revenues:

Retail electricity revenues:
Residential	$1,185	$1,231	(3.7)	$2,759	$3,007	(8.2)
Small business (a)	264	309	(14.6)	719	839	(14.3)
Large business and other customers	277	340	(18.5)	781	931	(16.1)

Total retail electricity revenues	1,726	1,880	(8.2)	4,259	4,777	(10.8)
Wholesale electricity revenues (b) (c)	513	636	(19.3)	1,193	1,589	(24.9)
Amortization of intangibles (d)	11	14	(21.4)	16	16	—
Other operating revenues	71	77	(7.8)	204	217	(6.0)

Total operating revenues	$2,321	$2,607	(11.0)	$5,672	$6,599	(14.0)

Net gain from commodity hedging and trading activities:

Realized net gains on settled positions	$135	$251	(46.2)	$625	$715	(12.6)
Unrealized net gains (losses)	135	741	(81.8)	(260)	1,557	—

Total	$270	$992	(72.8)	$365	$2,272	(83.9)

(a)	Customers with demand of less than 1 MW annually.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reported in revenues	$1	$42	$1	$10
Reported in fuel and purchased power costs	2	(16)	12	48

Net gains	$3	$26	$13	$58

(c)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Competitive Electric Segment

Production, Purchased Power and Delivery Cost Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$40	$43	(7.0)	$119	$116	2.6
Lignite/coal	283	246	15.0	771	678	13.7

Total nuclear and lignite/coal	323	289	11.8	890	794	12.1
Natural gas fuel and purchased power (a)	147	580	(74.7)	361	1,294	(72.1)
Amortization of intangibles (b)	42	45	(6.7)	110	125	(12.0)
Other costs	107	46	—	255	152	67.8

Fuel and purchased power costs	619	960	(35.5)	1,616	2,365	(31.7)
Delivery fees (c)	439	440	(0.2)	1,110	1,156	(4.0)

Total	$1,058	$1,400	(24.4)	$2,726	$3,521	(22.6)

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear fuel	$8.14	$8.13	0.1	$8.14	$7.84	3.8
Lignite/coal (d)	19.86	18.24	8.9	19.83	19.18	3.4
Natural gas fuel and purchased power (e)	62.60	49.37	26.8	54.07	45.29	19.4

Delivery fees per MWh	$28.91	$27.13	6.6	$29.13	$28.01	4.0

Production and purchased power volumes (GWh):
Nuclear	4,956	5,302	(6.5)	14,546	14,841	(2.0)
Lignite/coal	16,473	15,445	6.7	45,096	40,743	10.7

Total nuclear- and lignite/coal-fueled generation	21,429	20,747	3.3	59,642	55,584	7.3
Natural gas-fueled generation	737	763	(3.4)	1,133	1,598	(29.1)
Purchased power (f)	317	8,987	(96.5)	2,191	21,919	(90.0)

Total energy supply volumes	22,483	30,497	(26.3)	62,966	79,101	(20.4)

Capacity factors:
Nuclear	97.6%	104.4%	(6.5)	96.5%	98.5%	(2.0)
Lignite/coal	93.1%	89.7%	3.8	86.8%	82.0%	5.9
Total	94.1%	93.2%	1.0	89.0%	86.0%	3.5

(a)	See note (b) on previous page.
(b)

Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.

(c)	Includes delivery fee charges from Oncor.
(d)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.
(e)	Excludes volumes related to line loss and power imbalances.
(f)	Includes amounts related to line loss and power imbalances.

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

Competitive Electric Segment – Financial Results — Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating revenues decreased $286 million, or 11%, to $2.321 billion in 2011.

Retail electricity revenues decreased $154 million, or 8%, to $1.726 billion and reflected the following:

•

A 6% decrease in sales volumes decreased revenues by $121 million and was driven by declines in both the large and small business markets. Business volumes decreased 17% reflecting reduced contract signings driven by competitive activity. Residential volumes increased 1% reflecting 9% higher average consumption driven by warmer weather largely offset by an 8% decline in customer count driven by competitive activity.

•

Lower average pricing decreased revenues by $33 million reflecting declining prices in both the residential and small business markets. Lower average pricing is reflective of competitive activity in a lower wholesale power price environment and a change in business customer mix.

Wholesale electricity revenues decreased $123 million, or 19%, to $513 million in 2011. The decrease reflects the nodal market change described above, partially offset by higher production from the new lignite-fueled generation units. The change in wholesale revenues also reflected $41 million in lower unrealized gains related to physical derivative sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Fuel, purchased power costs and delivery fees decreased $342 million, or 24%, to $1.058 billion in 2011. Purchased power costs decreased $403 million driven by the effect of the nodal market described above. The decrease also reflects $18 million related to unrealized amounts associated with physical derivative commodity purchase contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above. These decreases were partially offset by $37 million in higher lignite/coal costs reflecting higher prices for purchased coal and increased generation.

A 7% increase in lignite/coal-fueled production was driven by the newly constructed generation facilities, while nuclear-fueled production decreased 7% due to an unplanned outage.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities, which totaled $270 million and $992 million in net gains for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30, 2011
	Net Realized Gains	Net Unrealized Gains	Total
Hedging positions	$100	$124	$224
Trading positions	35	11	46

Total	$135	$135	$270

	Three Months Ended September 30, 2010
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$235	$750	$985
Trading positions	16	(9)	7

Total	$251	$741	$992

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $3 million and $26 million in net gains in 2011 and 2010, respectively (as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above).

Operating costs increased $10 million, or 5%, to $207 million in 2011. The increase reflected $6 million in higher nuclear maintenance costs driven by a planned refueling outage in October 2011 and $5 million in higher maintenance expenses at legacy lignite/coal-fueled units reflecting projects to comply with the CSAPR effective January 1, 2012.

Depreciation and amortization increased $26 million, or 8%, to $371 million in 2011. The increase reflected $22 million of accelerated depreciation in 2011 resulting from the revised estimated useful lives for mine assets due to the planned mine closures needed to comply with the CSAPR effective January 1, 2012 (see Note 4 to Financial Statements) and $4 million in increased depreciation primarily for lignite/coal-fueled generation facilities resulting from additions and replacements.

SG&A expenses increased $9 million, or 5%, to $192 million in 2011. The increase reflected $16 million in higher employee-related expense and $6 million higher information technology and other services costs, partially offset by a $13 million reduction in retail bad debt expense reflecting improved collection initiatives and customer mix.

In 2010, a $4.1 billion impairment of goodwill was recorded as discussed in Note 5 to Financial Statements.

Other income totaled $5 million in 2011 and $6 million in 2010. See Note 16 to Financial Statements.

Other deductions totaled $478 million in 2011 and $3 million in 2010. Other deductions in 2011 included a $418 million impairment charge for excess SO2 emissions allowances due to emissions allowance limitations under the CSAPR. Additionally, issuance of the new rule resulted in $49 million in employee severance charges associated with the idling of two generation units and the cessation of certain mining operations and a $9 million impairment of mining assets. See Notes 4 and 16 to Financial Statements.

Interest expense and related charges increased $522 million, or 59%, to $1.405 billion in 2011 reflecting a $438 million increase in unrealized mark-to-market net losses related to interest rate swaps, $81 million driven by higher average rates reflecting debt exchanges and amendments and $17 million in higher amortization of debt issuance and amendment costs and discounts, partially offset by $14 million in lower amortization of interest rate swap losses at dedesignation of hedge accounting.

Income tax benefit totaled $386 million on a pretax loss in 2011 compared to income tax expense totaling $203 million on a pretax gain in 2010 before the nondeductible goodwill impairment charge. The effective rate was 34.6% and 34.2% in 2011 and 2010, respectively, excluding the goodwill impairment charge.

After-tax loss for the segment declined $2.980 billion to $730 million in 2011 reflecting the $4.1 billion goodwill impairment charge in 2010, partially offset by lower gains from commodity hedging and trading activities, higher interest expense driven by unrealized mark-to-market net losses related to interest rate swaps and charges and expenses resulting from the issuance of the CSAPR.

Competitive Electric Segment – Financial Results — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating revenues decreased $927 million, or 14%, to $5.672 billion in 2011.

Retail electricity revenues decreased $518 million, or 11%, to $4.259 billion and reflected the following:

•

An 8% decrease in sales volumes decreased revenues by $367 million and was driven by declines in the large and small business and residential markets. Business volumes decreased 14% reflecting reduced contract signings driven by competitive activity. Residential volumes decreased 3% reflecting an 8% decline in customer count driven by competitive activity, partially offset by a 4% increase in average consumption driven by warmer weather.

•

Lower average pricing decreased revenues by $151 million reflecting declining prices in the residential and large and small business markets. Lower average pricing is reflective of competitive activity in a lower wholesale power price environment and a change in business customer mix.

Wholesale electricity revenues decreased $396 million, or 25%, to $1.193 billion in 2011. The decrease is primarily attributable to the nodal market change described above, partially offset by higher production from the new lignite-fueled generation units.

Fuel, purchased power costs and delivery fees decreased $795 million, or 23%, to $2.726 billion in 2011. Purchased power costs decreased $933 million driven by the effect of the nodal market described above. Delivery fees declined $46 million reflecting lower retail volumes. These decreases were partially offset by $93 million in higher coal/lignite costs driven by higher prices for purchased coal and increased generation and $36 million in lower unrealized gains related to physical derivative commodity purchase contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

An 11% increase in lignite/coal-fueled production was driven by increased production from the newly constructed generation facilities, while nuclear-fueled production decreased 2% due to unplanned outages in 2011.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities, which totaled $365 million and $2.272 billion in net gains for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30, 2011
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$567	$(276)	$291
Trading positions	58	16	74

Total	$625	$(260)	$365

	Nine Months Ended September 30, 2010
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$666	$1,564	$2,230
Trading positions	49	(7)	42

Total	$715	$1,557	$2,272

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $13 million and $58 million in net gains in 2011 and 2010, respectively (as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above).

Operating costs increased $47 million, or 8%, to $670 million in 2011. The increase reflected $25 million in higher nuclear maintenance costs reflecting an increase in scope and two planned refueling outages in 2011 as compared to one planned refueling outage in 2010, $17 million in incremental expense related to new generation units and $10 million in implementation costs for new technology systems and process improvements for generation facilities, partially offset by $9 million in lower maintenance costs at natural gas-fueled facilities reflecting the retirement of nine units in 2010.

Depreciation and amortization increased $71 million, or 7%, to $1.098 billion in 2011. The increase reflected $30 million in increased depreciation primarily for lignite/coal-fueled generation facilities resulting from additions and replacements, $30 million in incremental depreciation from a new generation unit placed in service in May 2010 and $22 million of accelerated depreciation in 2011 resulting from the revised estimated useful lives for mine assets due to the planned mine closures needed to comply with the CSAPR effective January 1, 2012 (see Note 4 to Financial Statements). These increases were partially offset by decreased amortization of intangible assets (see Note 5 to Financial Statements).

SG&A expenses decreased $17 million, or 3%, to $529 million in 2011. The decrease was driven by $46 million in lower retail bad debt expense reflecting improved collection initiatives and customer mix, partially offset by $21 million in higher employee-related expense and $6 million in higher information technology and other services costs.

In 2010, a $4.1 billion impairment of goodwill was recorded as discussed in Note 5 to Financial Statements.

Other income totaled $40 million in 2011 and $95 million in 2010. Other income in 2011 included $21 million related to the settlement of bankruptcy claims against a counterparty, $7 million for a property damage claim and $6 million from a franchise tax refund related to prior years. Other income in 2010 included a $44 million gain on the sale of land and related water rights, a $37 million gain associated with the sale of interests in a natural gas gathering pipeline business, $6 million from insurance/litigation settlements and a $5 million refund of sales taxes related to prior years. See Note 16 to Financial Statements.

Other deductions totaled $569 million in 2011 and $14 million in 2010. Other deductions in 2011 resulting from the issuance of the CSAPR included a $418 million impairment charge for excess SO2 emissions allowances due to emissions allowance limitations under the CSAPR, $49 million in employee severance charges associated with the idling of two generation units and the cessation of certain mining operations and a $9 million impairment of mining assets. Other deductions in 2011 also included $86 million in third party fees related to the amendment and extension of the TCEH Senior Secured Facilities. See Notes 4, 7 and 16 to Financial Statements.

Interest expense and related charges increased $512 million, or 20%, to $3.116 billion in 2011 reflecting a $337 million increase in unrealized mark-to-market net losses related to interest rate swaps, $152 million driven by higher average rates reflecting debt exchanges and amendments, $43 million in higher amortization of debt issuance and amendment costs and discounts and $29 million in lower capitalized interest, partially offset by $50 million in lower amortization of interest rate swap losses at dedesignation of hedge accounting.

Income tax benefit totaled $907 million on a pretax loss in 2011 compared to income tax expense totaling $229 million on a pretax gain in 2010 before the nondeductible goodwill impairment charge. The effective rate was 34.5% and 36.7% in 2011 and 2010, respectively, excluding the goodwill impairment charge. The decrease in the rate was driven by the effect of mark-to-market losses on hedging and derivative transactions on a pre-tax loss in 2011 compared to mark-to-market gains on pretax income in 2010, partially offset by the reversal in 2010 of interest accrued on uncertain tax positions discussed above.

After-tax loss for the segment declined $1.983 billion to $1.722 billion in 2011 reflecting the $4.1 billion goodwill impairment charge in 2010, partially offset in 2011 by lower gains from commodity hedging and trading activities, higher interest expense driven by unrealized mark-to-market net losses related to interest rate swaps and charges and expenses resulting from the issuance of the CSAPR.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2011 and 2010. The net change in these assets and liabilities, excluding “other activity” as described below, represents $247 million in unrealized net losses in 2011 and $1.613 billion in unrealized net gains in 2010 arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Nine Months Ended September 30,
	2011	2010
Commodity contract net asset as of beginning of period	$3,097	$1,718
Settlements of positions (a)	(741)	(642)
Changes in fair value of positions in the portfolio (b)	494	2,255
Other activity (c)	12	39

Commodity contract net asset as of end of period	$2,862	$3,370

(a)

Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(b)

Represents unrealized gains and losses recognized, primarily related to positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(c)

These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold and physical natural gas exchange transactions.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values as of September 30, 2011, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset as of September 30, 2011
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(35)	$(12)	$—	$—	$(47)
Prices provided by other external sources	1,487	1,327	105	—	2,919
Prices based on models	5	(15)	—	—	(10)

Total	$1,457	$1,300	$105	$—	$2,862

Percentage of total fair value	51%	45%	4%	—%	100%

The “prices actively quoted” category reflects only exchange-traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT that are deemed active markets (excluding the West hub) generally extend through 2013 and over-the-counter quotes for natural gas generally extend through 2016, depending upon delivery point. The “prices based on models” category contains the value of all non-exchange-traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 10 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flow — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 — Cash provided by operating activities decreased $229 million to $737 million in 2011. The change included the effect of amended accounting standards related to the accounts receivable securitization program (see Note 6 to Financial Statements), under which the $383 million of funding under the program at the January 1, 2010 adoption was reported as a use of operating cash flows and a source of financing cash flows. Excluding this accounting effect, cash provided by operating activities declined $612 million, which reflected lower cash earnings due to the low wholesale power price environment, partially offset by the contribution from the new lignite-fueled generation units, as well as a $273 million change in cash received from Oncor in the form of income tax payments and distributions. A $109 million income tax refund was paid to Oncor in the third quarter 2011 for overpayments in 2010 related to federal taxes.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $194 million and $209 million for the nine months ended September 30, 2011 and 2010, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $1.122 billion and $1.167 billion in 2011 and 2010, respectively. Activity in 2011 reflected the amendment and extension of the TCEH Senior Secured Facilities and EFIH debt exchange transaction as discussed in Note 7 to Financial Statements. Activity in 2010 reflected $1.5 billion in net repayment of debt as part of the liability management program, partially offset by a $383 million source of financing cash flows due to an accounting change related to the accounts receivable securitization program as discussed above.

See Note 7 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash used in investing activities totaled $311 million and $307 million in 2011 and 2010, respectively. Investing activities in 2010 reflected the return of a $400 million cash investment posted with a derivative counterparty in 2009. Capital expenditures decreased $335 million to $374 million in 2011 reflecting a decrease in spending related to the construction of new generation facilities.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the nine months ended September 30, 2011 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings (a)	Repayments and Repurchases (b)
TCEH	$1,829	$(981)
EFCH	—	(3)
EFH Corp.	22	(438)
EFIH	406	—

Total long-term	2,257	(1,422)

Total short-term – TCEH (c)	—	(1,125)

Total	$2,257	$(2,547)

(a)

Includes $507 million of noncash principal increases, including $406 million of EFIH debt issued in the debt exchange discussed in Note 7 to Financial Statements and $79 million of TCEH Toggle Notes and $21 million of EFH Toggle Notes issued in payment of accrued interest as discussed below under “Toggle Notes Interest Election.”

(b)	Includes $435 million of noncash retirements primarily consisting of $428 million of EFH Corp. debt exchanged as discussed in Note 7 to Financial Statements.
(c)	Short-term amounts represent net borrowings/repayments.

See Note 7 to Financial Statements for further detail of long-term debt and other financing arrangements, including $462 million of debt due currently (within 12 months) as of September 30, 2011.

We regularly monitor the capital and bank credit markets for liability management opportunities that we believe will improve our balance sheet, including capturing debt discount and extending debt maturities. As a result, we may engage, from time to time, in liability management transactions. Future activities under the liability management program may include the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing and exchange transactions (including pursuant to a Section 10b-5(1) plan) or via public or private exchange or tender offers.

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

Available Liquidity — The following table summarizes changes in available liquidity since December 31, 2010.

	Available Liquidity
	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$838	$1,534	$(696)
TCEH Revolving Credit Facility (a)	2,054	1,440	614
TCEH Letter of Credit Facility	205	261	(56)

Total liquidity (b)	$3,097	$3,235	$(138)

(a)

In connection with the April 2011 amendment and extension of the TCEH Senior Secured Facilities, this facility now has a limit of $2.054 billion, and there were no borrowings as of September 30, 2011. Lehman is no longer a participant in the facility.

(b)

As of September 30, 2011 and December 31, 2010, total liquidity includes $742 million and $465 million, respectively, of net receipts of margin deposits from counterparties related to commodity positions (net of $59 million and $166 million, respectively, posted with counterparties).

See Note 7 to Financial Statements for discussion of transactions in April 2011 related to the TCEH Senior Secured Facilities that resulted in an amendment to the terms of the facilities, three-year extensions of $17.8 billion of maturities of borrowings/commitments, repayment of $1.6 billion of borrowings and the reduction of $646 million of revolving credit commitments.

Available liquidity decreased $138 million since December 31, 2010, but increased $677 million since June 30, 2011, reflecting third quarter cash flows substantially used to repay borrowings under the TCEH Revolving Credit Facility and a $185 million reduction in letters of credit posted with counterparties.

Pension and OPEB Plan Funding — Pension and OPEB plan funding is expected to total $175 million and $25 million, respectively, in 2011. Oncor is expected to fund $190 million of the total amount consistent with its share of the liability. We made pension and OPEB contributions of $174 million and $19 million, respectively, in the nine months ended September 30, 2011, of which an aggregate $185 million was contributed by Oncor.

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

EFH Corp. made its May 2011 interest payment and will make its November 2011 and May 2012 interest payments on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $21 million in May 2011 (excluding $151 million principal amount issued to EFIH as holder of $2.525 billion principal amount of EFH Corp. Toggle Notes that is eliminated in consolidation) and is expected to further increase the aggregate principal amount of the notes by $22 million in November 2011 (excluding $161 million principal amount expected to be issued to EFIH). The election increased liquidity in May 2011 by an amount equal to $19 million (excluding $142 million related to notes held by EFIH) and is expected to further increase liquidity in November 2011 by an amount equal to a currently estimated $20 million (excluding $151 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes. See Note 7 to Financial Statements for discussion of debt exchange transactions in April 2011 that resulted in EFIH acquiring $428 million principal amount of EFH Corp. debt, including $229 million principal amount of EFH Corp. Toggle Notes that are reflected in the amounts related to the May and November 2011 PIK elections.

Similarly, TCEH made its May 2011 interest payment and will make its November 2011 and May 2012 interest payments on the TCEH Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the notes by $79 million in May 2011 and is expected to further increase the aggregate principal amount of the notes by $84 million in November 2011. The election increased liquidity in May 2011 by an amount equal to $74 million and is expected to further increase liquidity in November 2011 by an amount equal to an estimated $78 million, constituting the amounts of cash interest that otherwise would have been payable on the notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility (CCP facility), an uncapped senior secured revolving credit facility that matures in December 2012, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of the CCP facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the CCP facility, as of September 30, 2011, more than 90% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. Due to declines in forward natural gas prices, no amounts were borrowed against the CCP facility as of September 30, 2011 and December 31, 2010. See Note 7 to Financial Statements for more information about the TCEH Senior Secured Facilities, which include the CCP facility.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of September 30, 2011, restricted cash collateral held totaled $84 million. See Note 16 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of September 30, 2011, approximately 250 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped CCP facility supports the collateral posting requirements related to the majority of these transactions.

As of September 30, 2011, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$56 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $165 million posted as of December 31, 2010;
•

$798 million in cash has been received from counterparties, net of $3 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $630 million received, net of $1 million in cash posted, as of December 31, 2010;

•	$355 million in letters of credit have been posted with counterparties, as compared to $473 million posted as of December 31, 2010, and
•	$71 million in letters of credit have been received from counterparties, as compared to $25 million received as of December 31, 2010.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total approximately $51 million, and net refunds of federal income taxes are expected to total approximately $9 million in the next 12 months. Net payments totaled $34 million in the nine months ended September 30, 2011.

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in the next 12 months. (See Note 16 to Financial Statements.)

Interest Rate Swap Transactions — See Note 7 to Financial Statements.

Accounts Receivable Securitization Program — TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $211 million and $96 million as of September 30, 2011 and December 31, 2010, respectively. See Note 6 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Distributions from Oncor — Oncor’s distributions to us totaled $64 million and $141 million in the nine months ended September 30, 2011 and 2010, respectively. In October 2011, we received an additional $52 million distribution. Until December 31, 2012, distributions paid by Oncor to its members are limited to an amount not to exceed Oncor’s net income determined in accordance with US GAAP, subject to certain defined adjustments. Distributions are further limited by an agreement that Oncor’s regulatory capital structure, as determined by the PUCT, will be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. (See Note 9 to Financial Statements.)

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

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of our financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of September 30, 2011, we were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — The TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations.

Adjusted EBITDA (as used in the restricted payments covenant contained in the indenture governing the EFH Corp. Senior Secured Notes) for the twelve months ended September 30, 2011 totaled $5.114 billion for EFH Corp. See Exhibits 99(b), 99(c) and 99(d) for a reconciliation of net income (loss) to Adjusted EBITDA for EFH Corp., TCEH and EFIH, respectively, for the nine and twelve months ended September 30, 2011 and 2010.

The table below summarizes TCEH’s secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp., EFIH and TCEH that are applicable under certain other threshold covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Notes, the TCEH Senior Secured Second Lien Notes, the EFH Corp. Senior Notes, the EFH Corp. Senior Secured Notes and the EFIH Notes as of September 30, 2011 and December 31, 2010. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp., EFIH or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFH Corp. and its consolidated subsidiaries are in compliance with their maintenance covenants.

	September 30, 2011	December 31, 2010	Threshold Level as of September 30, 2011
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	5.34 to 1.00	5.19 to 1.00	Must not exceed 8.00 to 1.00 (b)

Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.3 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (c)	(d)	(d)	At least 2.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.3 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.4 to 1.0	1.5 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.4 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.4 to 1.0	1.6 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.1 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.4 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	(d)	23.9 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	(d)	(d)	At least 2.0 to 1.0
EFIH leverage ratio	5.4 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.3 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	8.3 to 1.0	7.9 to 1.0	Equal to or less than 6.5 to 1.0

(a)

As of December 31, 2010, includes Adjusted EBITDA for the new Sandow 5 and Oak Grove 1 generation units and their proportional amount of outstanding debt under the Delayed Draw Term Loan. As of September 30, 2011, includes pro forma Adjusted EBITDA for the new Oak Grove 2 generation unit as well as Adjusted EBITDA for Sandow 5 and Oak Grove 1 units and all outstanding debt under the Delayed Draw Term Loan.

(b)

Threshold level increased to a maximum of 8.00 to 1.00 for the test periods ending March 31, 2011 through December 31, 2014, effective with the April 2011 amendment to the TCEH Senior Secured Facilities discussed in Note 7 to Financial Statements. Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded as of September 30, 2011) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

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

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of September 30, 2011, counterparties to those contracts could have required TCEH to post up to an aggregate of $6 million in additional collateral. This amount largely represents the below market terms of these contracts as of September 30, 2011; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of September 30, 2011, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $25 million, with $13 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of September 30, 2011, TCEH posted letters of credit in the amount of $76 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the “day-ahead” and “real-time markets” operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $125 million as of September 30, 2011 (which is subject to weekly adjustments based on settlement activity with ERCOT). Such collateral decreased by $100 million in the third quarter 2011 due to reduced forward exposure.

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

Material Cross Default/Acceleration Provisions — Certain of our financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” or “cross acceleration” provisions.

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($20.222 billion as of September 30, 2011) under such facilities.

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

Under the terms of a TCEH rail car lease, which had $43 million in remaining lease payments as of September 30, 2011 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $48 million in remaining lease payments as of September 30, 2011 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

The accounts receivable securitization program contains a cross default provision with a threshold of $200 million that applies in the aggregate to the originator, any parent guarantor of an originator or any subsidiary acting as collection agent under the program. TXU Receivables Company and EFH Corporate Services Company (a direct subsidiary of EFH Corp.), as collection agent, in the aggregate have a cross default threshold of $50,000. If any of these cross default provisions were triggered, the program could be terminated.

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

Long-Term Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations as of September 30, 2011 that have changed materially since December 31, 2010 because of the amendment and extension of the TCEH Senior Secured Facilities. (See Note 7 to Financial Statements for additional disclosures regarding the long-term debt obligations.)

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Long-term debt – principal (a)	$422	$124	$7,677	$28,044	$36,267
Long-term debt – interest (b)	2,989	6,344	5,759	8,723	23,815

(a)	Excludes capital lease obligations, unamortized discounts and fair value premiums and discounts related to purchase accounting.
(b)

Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect as of September 30, 2011.

Guarantees — See Note 8 to Financial Statements for details of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 8 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 8 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2011 that are expected to materially impact our financial statements.

REGULATORY MATTERS

See discussions in Note 8 to Financial Statements.

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

During the 2011 legislative session, the Texas Legislature passed Senate Bill 1693, which directs the PUCT to adopt a rule that will allow utilities to recover distribution-related investments on an interim basis without the need for a full rate case. At its September 15, 2011 open meeting, the PUCT approved the periodic rate adjustment rule, which allows utilities to file, under certain circumstances, up to four periodic rate adjustments for these distribution investments between rate cases. No other legislation passed during the 2011 legislation session is expected to have a material impact on our operations, financial position, results of operations or cash flows.

Oncor Matters with the PUCT

2011 Rate Review Filing — In January 2011, Oncor filed for a rate review (PUCT Docket No. 38929) with the PUCT and 203 original jurisdiction cities based on a test year ended June 30, 2010. If approved as requested, this review would have resulted in an aggregate annual rate increase of approximately $353 million over the test year period adjusted for the impact of weather. Oncor also requested a revised regulatory capital structure of 55% debt to 45% equity. In April 2011, Oncor filed, and the administrative law judges in the rate review granted, a motion requesting abatement of the procedural schedule on the grounds that Oncor and the other parties had reached a Memorandum of Settlement that would settle and resolve all issues in the rate review. Oncor filed a stipulation (including a proposed order and proposed tariffs) in May 2011 that incorporated the Memorandum of Settlement along with other documentation (stipulation) for the purpose of obtaining final approval of the settlement. The terms of the stipulation include an approximate $137 million base rate increase and additional provisions to address franchise fees (discussed below) and other expenses. The stipulation will result in an impact of less than 1% on an average retail residential monthly bill of 1,300 kWh. Approximately $93 million of the increase became effective in July 2011, and the remainder will become effective by January 1, 2012. Under the stipulation, amortization of Oncor’s regulatory assets will increase by approximately $10 million annually beginning January 1, 2012. The stipulation did not change Oncor’s authorized regulatory capital structure of 60% debt and 40% equity or its authorized return on equity of 10.25%. Under the terms of the stipulation, Oncor cannot file another general base rate review prior to July 1, 2013, but is not restricted from filing wholesale transmission rate, transmission cost recovery factor, distribution-related investment or other rate updates and adjustments permitted by Texas state law and PUCT rules. In August 2011, the PUCT issued a final order approving the rate review settlement terms contained in a “modified” stipulation, which removed a payment to certain cities of franchise fees as discussed immediately below.

In response to concerns raised by PUCT Commissioners at a July 2011 PUCT open meeting regarding the stipulation, Oncor filed a modified stipulation that removed from the stipulation a one-time payment to certain cities served by Oncor for retrospective franchise fees. Instead, pursuant to the terms of a separate agreement with certain cities served by Oncor, Oncor will make retrospective franchise fee payments to cities that accept the terms of the separate agreement. If all cities accept, the payments will total approximately $22 million. Through September 30, 2011, franchise fee payments to cities under the separate agreement totaled $21 million. The payments are subject to refund from the cities or recovery from customers after final resolution of proceedings related to the appeals from Oncor’s June 2008 rate review filing discussed below. No other significant terms of the stipulation were revised.

2008 Rate Review Filing — In August 2009, the PUCT issued a final order with respect to Oncor’s June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007 (PUCT Docket No. 35717), and new rates were implemented in September 2009. In November 2009, Oncor and four other parties appealed various portions of the rate case final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT’s disallowance of certain franchise fees and the PUCT’s decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Austin Court of Appeals in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court’s decision to reverse the PUCT with respect to discounts for state colleges and universities. All briefing has been completed and the parties are waiting for the Court of Appeals to set a date for oral argument. Oncor is unable to predict the outcome of the appeal.

Competitive Renewable Energy Zones (CREZs) — In January 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. As of September 30, 2011, Oncor’s cumulative CREZ-related capital expenditures totaled $689 million, including $373 million in 2011. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor’s CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 38938, 39456 and 39644) — In order to recover its wholesale transmission costs, including fees paid to other transmission service providers, Oncor updates the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In December 2010, Oncor filed an application to increase the TCRF, which was administratively approved in January 2011 and became effective March 1, 2011. This application increased Oncor’s annualized revenues by approximately $33 million. In June 2011, Oncor filed an application to increase the TCRF, which became effective in September 2011. This application increased Oncor’s annualized revenues by approximately $48 million.

In August 2011, Oncor filed an application for an interim update of its wholesale transmission rate. In September 2011, the PUCT staff recommended approval of the application and the PUCT approved the new rate on October 27, 2011. Oncor’s annualized revenues are expected to increase by an estimated $35 million with $22 million of this increase recoverable through transmission rates charged to wholesale customers. The remaining $13 million is recoverable from REPs through the TCRF component of Oncor’s delivery rates.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 39552) — In July 2011, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made through December 31, 2010, in the deployment of its advanced meter system (AMS) pursuant to its AMS Deployment Plan that was approved in Docket No. 35718. The order in Docket No. 35718 included a requirement that Oncor file a reconciliation proceeding two years after the implementation of the AMS surcharge. Through the end of 2010, Oncor spent approximately $357 million in executing the approved AMS Deployment Plan and billed customers approximately $171 million through the AMS surcharge. Oncor is not seeking a change in the AMS surcharge or the AMS Deployment Plan in this proceeding. On October 7, 2011, Oncor and other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. Oncor anticipates that the proceeding will be concluded by the end of 2011.

Application for 2012 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 39375) — In May 2011, Oncor filed an application with the PUCT to request approval of an energy efficiency cost recovery factor (EECRF) for 2012. PUCT rules require Oncor to make an annual EECRF filing by May 1 (or the first business day in May) for implementation at the beginning of the next calendar year. The requested 2012 EECRF is $54 million, as compared to $51 million established for 2011, and would result in a $0.99 per month charge for residential customers, as compared to the 2011 residential charge of $0.91 per month. In September 2011, Oncor and the other parties to the case filed a proposed order and stipulation, which would resolve all issues in the case. As agreed in the stipulation, the 2012 EECRF is designed to recover $49 million of Oncor’s costs for the 2012 programs and an $8 million performance bonus based on 2010 results, partially offset by a $3 million reduction for over-recovery of 2010 costs. Oncor anticipates that the PUCT will issue an order by the end of 2011.

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

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions affecting factors, such as commodity prices and interest rates, that may be experienced in the ordinary course of business. Our exposure to market risk is affected by a number of factors, including the size, duration and composition of our energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to manage interest rate risk related to debt, as well as exchange-traded, over-the-counter contracts and other contractual arrangements to manage commodity price risk.

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

In managing energy price risk, we enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange-traded and over-the-counter financial contracts and bilateral contracts with customers. Activities include hedging, the structuring of long-term contractual arrangements and proprietary trading. We continuously monitor the valuation of identified risks and adjust positions based on current market conditions. We strive to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

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

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Month-end average Trading VaR:	$3	$3

Month-end high Trading VaR:	$8	$4

Month-end low Trading VaR:	$1	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Month-end average MtM VaR:	$208	$426

Month-end high MtM VaR:	$268	$621

Month-end low MtM VaR:	$147	$321

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

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Month-end average EaR:	$175	$477

Month-end high EaR:	$228	$662

Month-end low EaR:	$139	$323

The decreases in the risk measures (MtM VaR and EaR) above primarily reflected a reduction of positions in the long-term hedging program due to maturities and lower volatility in commodity prices.

Interest Rate Risk

As of September 30, 2011, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $12 million, taking into account the interest rate swaps discussed in Note 7 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $2.063 billion as of September 30, 2011. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of September 30, 2011 include $733 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $72 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of September 30, 2011, the exposure to credit risk from these counterparties totaled $1.330 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $733 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $597 million decreased $1.009 billion in the nine months ended September 30, 2011, reflecting an increase in derivative liabilities related to interest rate swaps due to lower interest rates and a reduction of the asset position of the long-term hedging program driven by maturities.

Of this $597 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of September 30, 2011 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 12 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,316	$732	$584	$1,184	$163	$(31)	$1,316
Noninvestment grade	14	1	13	11	3	—	14

Totals	$1,330	$733	$597	$1,195	$166	$(31)	$1,330

Investment grade	98.9%		97.8%
Noninvestment grade	1.1%		2.2%

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

Significant (10% or greater) concentration of credit exposure exists with two counterparties, each of which represented 36% of the $597 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of our business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

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

¡	allowed prices;
¡	allowed rates of return;
¡	permitted capital structure;
¡	industry, market and rate structure;
¡	purchased power and recovery of investments;
¡	operations of nuclear generation facilities;
¡	operations of fossil-fueled generation facilities;
¡	operations of mines;
¡	acquisition and disposal of assets and facilities;
¡	development, construction and operation of facilities;
¡	decommissioning costs;
¡	present or prospective wholesale and retail competition;
¡	changes in tax laws and policies;
¡	changes in and compliance with environmental and safety laws and policies, including the CSAPR and climate change initiatives, and
¡	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	economic conditions, including the impact of a recessionary environment;
•	our ability to attract and retain profitable customers;
•	our ability to profitably serve our customers;
•	restrictions on competitive retail pricing;
•	changes in wholesale electricity prices or energy commodity prices;
•	changes in prices of transportation of natural gas, coal, crude oil and refined products;
•	unanticipated changes in market heat rates in the ERCOT electricity market;
•	our ability to effectively hedge against unfavorable commodity prices, market heat rates and interest rates;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	access to adequate transmission facilities to meet changing demands;
•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;
•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;
•	activity in the credit default swap market related to our debt instruments;
•	financial restrictions placed on us by the agreements governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;
•	our ability to successfully execute our liability management program;
•	competition for new energy development and other business opportunities;
•	inability of various counterparties to meet their obligations with respect to our financial instruments;
•	changes in technology used by and services offered by us;
•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto;
•	changes in assumptions used to estimate future executive compensation payments;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	significant changes in critical accounting policies;
•	actions by credit rating agencies;
•	our ability to effectively execute our operational strategy, and
•	our ability to implement cost reduction initiatives.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 8 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 and the risks described below, which could materially affect our business, financial condition or future results. The risks described in such reports and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Lenders and holders of our debt have in the past alleged and might allege in the future that we are not operating in compliance with covenants in our debt agreements. In addition, holders of credit derivative securities related to our debt securities (including credit default swaps) have in the past claimed and might claim in the future that a credit event has occurred under such credit derivative securities. In each case, even if the claims have no merit, they could cause the trading price of our debt securities to decline and adversely affect our ability to raise additional capital and/or refinance our existing debt.

Lenders or holders of our debt have in the past alleged and might allege in the future that we are not operating in compliance with the covenants in our debt agreements or that a default under our debt agreements has occurred or make other allegations regarding our business, including for the purpose, and potentially having the effect, of causing a default under our debt or other agreements, accelerating the maturity of such debt, protecting claims of debt issued at a certain entity or entities in our capital structure at the expense of debt claims elsewhere in our capital structure and/or obtaining economic benefits from us. These claims have included and may include in the future, among other things, claims that certain intercompany loans from TCEH to EFH Corp. were in violation of the terms of our debt agreements or were fraudulent transfers. Further, holders of credit derivative securities related to our debt securities (including credit default swaps) have in the past claimed and in the future may claim that a credit event has occurred under such credit derivative securities based on our financial condition. Even if all of these claims are without merit, such a claim could nevertheless cause the trading price of our debt to decline and adversely affect our ability to raise additional capital and/or refinance our existing debt.

Our results of operations, liquidity and financial condition may be materially adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change, or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.

In recent years, a growing concern has emerged about global climate change and how greenhouse gas (GHG) emissions, such as carbon dioxide (CO2), contribute to global climate change. Several bills addressing climate change have been introduced in the US Congress or discussed by the Obama Administration that are intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), incentives for the development of low-carbon technology and federal renewable portfolio standards. In addition, a number of federal court cases have been filed in recent years asserting damage claims related to GHG emissions, and the results in those proceedings could establish adverse precedent that might apply to companies that produce GHG emissions.

The EPA has issued a rule, known as the Prevention of Significant Deterioration (PSD) tailoring rule, which establishes new thresholds for regulating GHG emissions from stationary sources under the Clean Air Act. The rule requires any source subject to the PSD permitting program due to emissions of non-GHG pollutants that increases its GHG emissions by 75,000 tons per year (tpy) to have an operating permit under the Title V Operating Permit Program of the Clean Air Act and install the best available control technology in conjunction with construction activities or plant modifications. PSD permitting requirements also apply to new projects with GHG emissions of at least 100,000 tpy and modifications to existing facilities that increase GHG emissions by at least 75,000 tpy (even if no non-GHG PSD thresholds are exceeded). The EPA has also issued regulations that require certain categories of GHG emitters (including our lignite/coal-fueled generation facilities) to monitor and report their annual GHG emissions.

The EPA also announced in late 2010 its intent to promulgate, in 2011, GHG emission limits known as New Source Performance Standards that would apply to new and modified sources, as well as GHG emission guidelines that states might apply to existing sources of GHGs. The EPA has indicated that such new standards and guidelines would be applicable to electricity generation facilities. We cannot predict what limits or guidelines the EPA might adopt. If limits or guidelines become applicable to our generation facilities and require us to install new control equipment or substantially alter our operations, it could have a material adverse effect on our results of operations, liquidity and financial condition.

We produce GHG emissions from the combustion of fossil fuels at our generation facilities. Because a substantial portion of our generation portfolio consists of lignite/coal-fueled generation facilities, our results of operations, liquidity and financial condition could be materially adversely affected by the enactment of any legislation or regulation that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes upon those that produce GHG emissions. For example, to the extent a cap-and-trade program is adopted, we may be required to incur material costs to reduce our GHG emissions or to procure emission allowances or credits to comply with such a program. The EPA regulation of GHGs under the Clean Air Act, or judicially imposed sanctions or damage awards related to GHG emissions, may require us to make material expenditures to reduce our GHG emissions. In addition, a significant number of our customers or others refuse to do business with us because of our GHG emissions, it could have a material adverse effect on our results of operations, liquidity or financial condition.

Litigation related to environmental issues, including claims alleging that GHG emissions constitute a public nuisance by contributing to global climate change, has increased in recent years. Connecticut v. American Electric Power Company Inc., Comer v. Murphy Oil USA and Native Village of Kivalina v. ExxonMobil Corporation all involve nuisance claims for damages purportedly caused by the defendants’ emissions of GHGs. Although we are not currently a party to any pending lawsuits alleging that GHG emissions are a public nuisance, these lawsuits could establish precedent that might affect our business or our industry generally. Other similar lawsuits have involved claims of property damage, personal injury, challenges to issued permits and citizen enforcement of environmental laws and regulations. We cannot predict the ultimate outcome of the pending proceedings. If we are sued in these or similar proceedings and are ultimately subject to an adverse ruling, we could be required to make substantial capital expenditures for emissions control equipment, halt operations and/or pay substantial damages. Such expenditures or the cessation of operations could adversely affect our results of operations, liquidity and financial condition.

Our results of operations, liquidity and financial condition may be materially adversely affected by insufficient water supplies.

Assured supplies of water are important for our generation facilities. Water in Texas is limited and various parties have made conflicting claims regarding the right to access and use such limited supplies of water. In addition, Texas has been experiencing sustained, severe drought conditions that may affect the water supply for certain of our generation facilities if adequate rain does not fall in the watershed that supplies the affected areas. If we are unable to access sufficient supplies of water, it could restrict, prevent, or increase the cost of, operations at certain of our generation facilities.

Item 6.	Exhibits

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	1-12833 Form 8-K (filed October 11, 2007)	3.1	—	Restated Certificate of Formation of Energy Future Holdings Corp.

(3(ii))	By-laws

3(b)	1-12833 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	3(a)	—	Amended and Restated Bylaws of Energy Future Holdings Corp.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Texas Competitive Electric Holdings Company LLC

4(a)			—

Third Supplemental Indenture, dated as of September 26, 2011, to Indenture, dated as of October 6, 2010, relating to 15% Senior Secured Second Lien Notes due 2021 of Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc.

Energy Future Holdings Corp.

4(b)			—

Fourth Supplemental Indenture, dated October 18, 2011 to Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and the Bank of New York Mellon, as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

(10)	Material Contracts.

10(a)			—	Amended and Restated Employment Agreement, dated October 17, 2011, between Energy Future Holdings Corp. and John Young.

10(b)			—	Amended and Restated Employment Agreement, dated October 17, 2011, among EFH Corporate Services Company, Energy Future Holdings Corp., and Paul M. Keglevic.

10(c)			—	Amended and Restated Employment Agreement, dated October 17, 2011, among Luminant Holding Company LLC, Energy Future Holdings Corp., and David A. Campbell.

10(d)			—	Amended and Restated Employment Agreement, dated October 17, 2011, among TXU Energy Retail Company LLC, Energy Future Holdings Corp., and James A. Burke.

10(e)			—	Amended and Restated Employment Agreement, dated October 17, 2011, among Luminant Holding Company LLC, Energy Future Holdings Corp., and Mark Allen McFarland.

10(f)			—	Amended and Restated Employment Agreement, dated October 17, 2011, among EFH Corporate Services Company, Energy Future Holdings Corp., and Richard J. Landy.

10(g)			—	Employment Agreement, dated October 17, 2011, among EFH Corporate Services Company, Energy Future Holdings Corp., and John D. O’Brien, Jr.

Exhibits	Previously Filed With File Number*	As Exhibit

10(h)			—	Amended and Restated Deferred Share Agreement, dated October 17, 2011, between Energy Future Holdings Corp. and Paul M. Keglevic.

10(i)			—	Form of Restricted Stock Unit Agreement between Energy Future Holdings Corp. and the stockholder party thereto.

10(j)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—

Amended and Restated Revolving Credit Agreement, dated as of October 11, 2011, among Oncor Electric Delivery Company LLC, as borrower, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, JPMorgan Chase Bank, N.A., as swingline lender, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America, N.A. and Citibank, N.A., as fronting banks for letters of credit issued thereunder.

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

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2011.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2011 and 2010.

99(c)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2011 and 2010.

99(d)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2011 and 2010.

99(e)			—	Mine Safety Disclosures.

Exhibits	Previously Filed With File Number*	As Exhibit

99(f)	1-34543 Form 10-Q (filed October 28, 2011)		—	Energy Future Competitive Holdings Company Part I, Item 1 presented pursuant to Rule 3-10 of Regulation S-X

99(g)	1-34544 Form 10-Q (filed October 28, 2011)		—	Energy Future Intermediate Holding Company LLC Part I, Item 1 presented pursuant to Rule 3-10 of Regulation S-X

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ STAN SZLAUDERBACH
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: October 27, 2011