Form 10-Q
period 2012-03-31
Energy Future Holdings Corp /TX/
filed 2012-05-01
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

Energy Future Holdings Corp.

(Exact name of registrant as specified in its charter)

Texas	75-2669310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-Accelerated filer (Do not check if a smaller reporting company)
☒ Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

At April 30, 2012, there were 1,678,739,245 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

Energy Future Holdings Corp.'s (EFH Corp.) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the EFH Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFH Corp. has filed as an exhibit to this quarterly report on Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true at any given date, including the date of this quarterly report on Form 10-Q.
This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of EFH Corp. and its subsidiaries occasionally make references to EFH Corp. (or "we," "our," "us" or "the company"), EFCH, EFIH, TCEH, TXU Energy, Luminant, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2011 Form 10-K	EFH Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011

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

CAIR	Clean Air Interstate Rule

Competitive Electric segment	the EFH Corp. business segment that consists principally of TCEH

CREZ	Competitive Renewable Energy Zone

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011 (see Note 7 to Financial Statements)

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. Senior Notes
Refers, collectively, to EFH Corp.'s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.'s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers, collectively, to EFH Corp.'s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.'s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Finance	EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 9.75% Senior Secured Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes) and 11.75% Senior Secured Second Lien Notes due March 1, 2022 (EFIH 11.75% Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

Luminant
subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas market heat rate
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

MATS	the Mercury and Air Toxics Standard finalized by the EPA in December 2011 and published in February 2012

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

MMBtu	million British thermal units

Moody's	Moody's Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxides

NRC	US Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a physical commodity futures exchange

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

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

Regulated Delivery segment	the EFH Corp. business segment that consists primarily of our investment in Oncor

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Management, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co. that have an ownership interest in Texas Holdings.

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities, and whose major subsidiaries include Luminant and TXU Energy

TCEH Finance	TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities

TCEH Senior Notes
Refers, collectively, to TCEH's and TCEH Finance's 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015, Series B (collectively, TCEH 10.25% Notes) and TCEH's and TCEH Finance's 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities
Refers, collectively, to the TCEH Term Loan Facilities, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 6 to Financial Statements for details of these facilities.

TCEH Senior Secured Notes	TCEH's and TCEH Finance's 11.5% Senior Secured Notes due October 1, 2020

TCEH Senior Secured Second Lien Notes
Refers, collectively, to TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes due April 1, 2021 and TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes due April 1, 2021, Series B.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities

Texas Transmission
Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor and is not affiliated with EFH Corp., any of its subsidiaries or any member of the Sponsor Group

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Operating revenues	$1,222	$1,672
Fuel, purchased power costs and delivery fees	(628)	(830)
Net gain (loss) from commodity hedging and trading activities	368	(94)
Operating costs	(207)	(216)
Depreciation and amortization	(337)	(369)
Selling, general and administrative expenses	(158)	(165)
Franchise and revenue-based taxes	(19)	(21)
Other income (Note 15)	7	41
Other deductions (Note 15)	(6)	(4)
Interest income	2	2
Interest expense and related charges (Note 15)	(785)	(643)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(541)	(627)
Income tax benefit	180	215
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 2)	57	50
Net loss	$(304)	$(362)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net loss	$(304)	$(362)
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax expense of $2 and $3)	4	5
Cash flow hedges derivative value net loss related to hedged transaction recognized during the period and reported in:
Net loss (net of tax benefit of $1 and $4)	3	7
Equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in both periods)	1	—
Total other comprehensive income	8	12
Comprehensive loss	$(296)	$(350)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(304)	$(362)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	383	438
Deferred income tax benefit – net	(185)	(255)
Unrealized net loss from mark-to-market valuations of commodity positions	152	316
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 6)	(114)	(142)
Interest expense on toggle notes payable in additional principal (Notes 6 and 15)	57	57
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 15)	61	52
Equity in earnings of unconsolidated subsidiaries	(57)	(50)
Distributions of earnings from unconsolidated subsidiaries	36	16
Bad debt expense (Note 5)	5	14
Accretion expense related primarily to mining reclamation obligations	9	13
Stock-based incentive compensation expense	4	—
Other, net	—	(3)
Changes in operating assets and liabilities:
Margin deposits, net	12	84
Other operating assets and liabilities	79	150
Cash provided by operating activities	138	328
Cash flows — financing activities:
Issuances of long-term debt (Note 6)	1,150	—
Repayments/repurchases of long-term debt (Note 6)	(19)	(71)
Net short-term borrowings under accounts receivable securitization program (Note 5)	(11)	5
Decrease in other short-term borrowings (Note 6)	(670)	(222)
Decrease in note payable to unconsolidated subsidiary (Note 13)	(10)	(9)
Sale/leaseback of equipment	14	—
Contributions from noncontrolling interests	2	6
Debt issuance costs and discounts	(37)	—
Other, net	1	(1)
Cash provided by (used in) financing activities	420	(292)
Cash flows — investing activities:
Capital expenditures	(186)	(149)
Nuclear fuel purchases	(64)	(98)
Changes in restricted cash	15	(3)
Proceeds from sales of environmental allowances and credits	—	1
Purchases of environmental allowances and credits	(6)	(4)
Proceeds from sales of nuclear decommissioning trust fund securities	10	734
Investments in nuclear decommissioning trust fund securities	(14)	(738)
Other, net	2	17
Cash used in investing activities	(243)	(240)
Net change in cash and cash equivalents	315	(204)
Cash and cash equivalents — beginning balance	826	1,534
Cash and cash equivalents — ending balance	$1,141	$1,330

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,141	$826
Restricted cash (Note 15)	114	129
Trade accounts receivable — net (includes $380 and $524 in pledged amounts related to a VIE (Notes 3 and 5))	584	767
Inventories (Note 15)	427	418
Commodity and other derivative contractual assets (Note 11)	3,159	3,025
Margin deposits related to commodity positions	67	56
Other current assets	90	82
Total current assets	5,582	5,303
Restricted cash (Note 15)	947	947
Receivable from unconsolidated subsidiary (Note 13)	1,220	1,235
Investment in unconsolidated subsidiary (Note 2)	5,742	5,720
Other investments (Note 15)	759	709
Property, plant and equipment — net (Note 15)	19,314	19,427
Goodwill (Note 4)	6,152	6,152
Identifiable intangible assets — net (Note 4)	1,820	1,845
Commodity and other derivative contractual assets (Note 11)	1,500	1,552
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	1,158	1,187
Total assets	$44,194	$44,077
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $93 and $104 related to a VIE (Notes 3 and 6))	$93	$774
Long-term debt due currently (Note 6)	48	47
Trade accounts payable	489	574
Payables due to unconsolidated subsidiary (Note 13)	146	177
Commodity and other derivative contractual liabilities (Note 11)	2,065	1,950
Margin deposits related to commodity positions	1,084	1,061
Accumulated deferred income taxes	59	54
Accrued interest	724	480
Other current liabilities	363	497
Total current liabilities	5,071	5,614
Accumulated deferred income taxes	3,797	3,989
Commodity and other derivative contractual liabilities (Note 11)	1,697	1,692
Notes or other liabilities due to unconsolidated subsidiary (Note 13)	396	363
Long-term debt, less amounts due currently (Note 6)	36,499	35,360
Other noncurrent liabilities and deferred credits (Note 15)	4,782	4,816
Total liabilities	52,242	51,834
Commitments and Contingencies (Note 7)
Equity (Note 8):
EFH Corp. shareholders’ equity	(8,145)	(7,852)
Noncontrolling interests in subsidiaries	97	95
Total equity	(8,048)	(7,757)
Total liabilities and equity	$44,194	$44,077

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the company" are to EFH Corp. and/or its subsidiaries, as apparent in the context. See "Glossary" for defined terms.

EFH Corp., a Texas corporation, is a Dallas-based holding company that conducts its operations principally through its TCEH and Oncor subsidiaries. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. EFCH and its direct subsidiary, TCEH, are wholly-owned. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. EFIH is wholly-owned and indirectly holds an approximately 80% equity interest in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Oncor (and its majority owner, Oncor Holdings) are not consolidated in EFH Corp.'s financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 3).

TCEH operates largely in the ERCOT market, and wholesale electricity prices in that market have generally moved with the price of natural gas. Wholesale electricity prices have significant implications to its profitability and cash flows and, accordingly, the value of its business.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2011 Form 10-K. Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Notes 2 and 3). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Any acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2011 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

2.	EQUITY METHOD INVESTMENTS

Oncor Holdings

Investment in unconsolidated subsidiary totaled $5.742 billion and $5.720 billion at March 31, 2012 and December 31, 2011, respectively, and consists of our interest in Oncor Holdings (100% owned), which we account for under the equity method (see Note 3). Oncor Holdings owns approximately 80% of Oncor, which is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 29% and 34% of Oncor Holdings' consolidated operating revenues in the three months ended March 31, 2012 and 2011, respectively.

Distributions from Oncor Holdings — The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings. Oncor's distributions to us totaled $36 million and $16 million in the three months ended March 31, 2012 and 2011, respectively. Distributions are limited to Oncor's cumulative net income and may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At March 31, 2012, $70 million was eligible to be distributed to Oncor's members after taking into account these restrictions, of which approximately 80% relates to our ownership interest in Oncor.

For the period beginning October 11, 2007 and ending December 31, 2012, distributions (other than distributions of the proceeds of any equity issuance) paid by Oncor to its members are limited by a PUCT order to an amount not to exceed Oncor's cumulative net income determined in accordance with US GAAP, as adjusted. Adjustments consist of the removal of noncash impacts of purchase accounting and deducting two specific cash commitments. To date, the noncash impacts consist of removing the effect of an $860 million goodwill impairment charge in 2008 and the cumulative amount of net accretion of fair value adjustments. The two specific cash commitments are the $72 million ($46 million after tax) one-time refund to customers in September 2008 and the funds spent as part of the $100 million commitment for additional energy efficiency initiatives of which $79 million ($51 million after tax) has been spent through March 31, 2012. At March 31, 2012, $351 million was available for distribution under the cumulative net income restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor's distributions are further limited by its required regulatory capital structure to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2012, Oncor's regulatory capitalization ratio was 59.5% debt and 40.5% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization). At March 31, 2012, $70 million was available for distribution under the capital structure restriction, of which approximately 80% relates to our ownership interest in Oncor.

Oncor Holdings Financial Statements— Condensed statements of consolidated income of Oncor Holdings and its subsidiaries in the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
Operating revenues	$783	$706
Operation and maintenance expenses	(296)	(258)
Depreciation and amortization	(184)	(172)
Taxes other than income taxes	(102)	(97)
Other income	7	8
Other deductions	(1)	(2)
Interest income	8	10
Interest expense and related charges	(91)	(90)
Income before income taxes	124	105
Income tax expense	(52)	(42)
Net income	72	63
Net income attributable to noncontrolling interests	(15)	(13)
Net income attributable to Oncor Holdings	$57	$50

Assets and liabilities of Oncor Holdings at March 31, 2012 and December 31, 2011 are presented below:

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13	$12
Restricted cash	59	57
Trade accounts receivable — net	306	303
Trade accounts and other receivables from affiliates	161	179
Inventories	74	71
Accumulated deferred income taxes	68	73
Prepayments and other current assets	79	74
Total current assets	760	769
Restricted cash	16	16
Receivable from TCEH related to nuclear plant decommissioning	269	225
Other investments	76	73
Property, plant and equipment — net	10,775	10,569
Goodwill	4,064	4,064
Note receivable due from TCEH	128	138
Regulatory assets — net	1,425	1,505
Other noncurrent assets	72	73
Total assets	$17,585	$17,432
LIABILITIES
Current liabilities:
Short-term borrowings	$738	$392
Long-term debt due currently	495	494
Trade accounts payable — nonaffiliates	135	197
Income taxes payable to EFH Corp.	15	2
Accrued taxes other than income	54	151
Accrued interest	65	108
Other current liabilities	92	112
Total current liabilities	1,594	1,456
Accumulated deferred income taxes	1,705	1,688
Investment tax credits	27	28
Long-term debt, less amounts due currently	5,119	5,144
Other noncurrent liabilities and deferred credits	1,815	1,832
Total liabilities	$10,260	$10,148

3.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

As discussed below, our balance sheet includes assets and liabilities of VIEs that meet the consolidation standards. Oncor Holdings, which holds an approximate 80% interest in Oncor, is not consolidated in EFH Corp.'s financial statements because the structural and operational "ring-fencing" measures discussed in Note 1 prevent us from having power to direct the significant activities of Oncor Holdings or Oncor. We account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, because, while we do not have the power to direct Oncor's significant activities, we do have the ability to exercise significant influence (as defined by US GAAP) over its activities. Our maximum exposure to loss from our variable interests in VIEs does not exceed our carrying value. See Note 2 for additional information about equity method investments including condensed income statement and balance sheet data for Oncor Holdings.

Consolidated VIEs

See discussion in Note 5 regarding the VIE related to our accounts receivable securitization program that is consolidated under the accounting standards.

We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI's US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC's equity interests, respectively (see Note 8).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	March 31, 2012	December 31, 2011	Liabilities:	March 31, 2012	December 31, 2011
Cash and cash equivalents	$11	$10	Short-term borrowings	$93	$104
Accounts receivable	380	525	Trade accounts payable	1	1
Property, plant and equipment	135	132	Other current liabilities	10	9
Other assets, including $2 million of current assets in both periods	7	6
Total assets	$533	$673	Total liabilities	$104	$114

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our general credit.

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances at March 31, 2012 and December 31, 2011, all of which relate to the Competitive Electric segment. There were no changes to the goodwill balances in the three months ended March 31, 2012. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated impairment charges	(12,190)
Balance at March 31, 2012 and December 31, 2011	$6,152

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	March 31, 2012			December 31, 2011
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$353	$110	$463	$344	$119
Favorable purchase and sales contracts	548	296	252	548	288	260
Capitalized in-service software	312	145	167	318	137	181
Environmental allowances and credits	588	383	205	582	375	207
Mining development costs	154	61	93	140	55	85
Total intangible assets subject to amortization	$2,065	$1,238	827	$2,051	$1,199	852
Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			38			38
Total intangible assets			$1,820			$1,845

Amortization expense related to intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Segment	Three Months Ended March 31,
			2012	2011
Retail customer relationship	Depreciation and amortization	Competitive Electric	$9	$13
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	Competitive Electric	8	9
Capitalized in-service software	Depreciation and amortization	All	8	10
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	Competitive Electric	5	21
Mining development costs	Depreciation and amortization	Competitive Electric	6	2
Total amortization expense			$36	$55

Estimated Amortization of Intangible Assets – The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amortization Expense
2012	$132
2013	$121
2014	$104
2015	$94
2016	$76

5.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TCEH participates in an accounts receivable securitization program with financial institutions (the funding entities). Under the program, TXU Energy (originator) sells trade accounts receivable to TXU Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. In accordance with accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances, and the related funding amounts are reported as short-term borrowings.

The maximum funding amount currently available under the program is $350 million. Program funding decreased from $104 million at December 31, 2011 to $93 million at March 31, 2012. Under the terms of the program, available funding at March 31, 2012 was reduced by $40 million of customer deposits held by the originator because TCEH's credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $287 million and $420 million at March 31, 2012 and December 31, 2011, respectively.

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

Program fee amounts were as follows:

	Three Months Ended March 31,
	2012	2011
Program fees	$2	$2
Program fees as a percentage of average funding (annualized)	7.1%	6.8%

Activities of TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2012	2011
Cash collections on accounts receivable	$1,100	$1,334
Face amount of new receivables purchased	(956)	(1,237)
Discount from face amount of purchased receivables	3	3
Program fees paid to funding entities	(2)	(2)
Servicing fees paid to Service Co. for recordkeeping and collection services	(1)	(1)
Decrease in subordinated notes payable	(133)	(102)
Cash flows used by (provided to) originator under the program	$11	$(5)

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. At March 31, 2012, there were no such events of termination.

If the program was terminated, TCEH's liquidity would be reduced because collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. We expect that the level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	March 31, 2012	December 31, 2011
Wholesale and retail trade accounts receivable, including $380 and $524 in pledged retail receivables	$604	$794
Allowance for uncollectible accounts	(20)	(27)
Trade accounts receivable — reported in balance sheet	$584	$767

Gross trade accounts receivable at March 31, 2012 and December 31, 2011 included unbilled revenues of $196 million and $269 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2012	2011
Allowance for uncollectible accounts receivable at beginning of period	$27	$64
Increase for bad debt expense	5	14
Decrease for account write-offs	(12)	(21)
Reversal of reserve related to counterparty bankruptcy (Note 15)	—	(26)
Allowance for uncollectible accounts receivable at end of period	$20	$31

6.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At March 31, 2012, outstanding short-term borrowings totaled $93 million and consisted entirely of funding under the accounts receivable securitization program discussed in Note 5.

At December 31, 2011, outstanding short-term borrowings totaled $774 million, which included $670 million under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.46%, excluding certain customary fees, and $104 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities with cash borrowing and/or letter of credit availability at March 31, 2012 are presented below. The facilities are all senior secured facilities of TCEH.

		March 31, 2012
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
___________

(a)
Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. At March 31, 2012, borrowings under the facility maturing October 2013 bear interest at LIBOR plus 3.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility. At March 31, 2012, borrowings under the facility maturing October 2016 bear interest at LIBOR plus 4.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility.

(b)
Facility, $42 million of which matures in October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit and are classified as long-term debt. At March 31, 2012, the restricted cash totaled $947 million, after reduction for a $115 million letter of credit drawn in 2009 related to an office building financing. Letters of credit totaling $749 million issued at March 31, 2012 are supported by the restricted cash, which can support an additional $198 million of letters of credit.

(c)
Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 50 million MMBtu at March 31, 2012. At March 31, 2012, there were no borrowings under this facility.

Long-Term Debt

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
EFH Corp. (parent entity)
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	$115	$115
10% Fixed Senior Secured First Lien Notes due January 15, 2020	1,061	1,061
10.875% Fixed Senior Notes due November 1, 2017 (a)	196	196
11.25 / 12.00% Senior Toggle Notes due November 1, 2017 (a)	438	438
5.55% Fixed Series P Senior Notes due November 15, 2014 (a)	326	326
6.50% Fixed Series Q Senior Notes due November 15, 2024 (a)	740	740
6.55% Fixed Series R Senior Notes due November 15, 2034 (a)	744	744
8.82% Building Financing due semiannually through February 11, 2022 (b)	57	61
Unamortized fair value premium related to Building Financing (b)(c)	13	14
Capital lease obligations	—	1
Unamortized premium	6	6
Unamortized fair value discount (c)	(421)	(430)
Total EFH Corp.	3,275	3,272
EFIH
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	141	141
10% Fixed Senior Secured First Lien Notes due December 1, 2020	2,180	2,180
11% Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Senior Secured Second Lien Notes due March 1, 2022	1,150	—
Unamortized discount	(12)	—
Total EFIH	3,865	2,727
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019	41	41
8.254% Fixed Notes due in quarterly installments through December 31, 2021	43	43
1.347% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (c)	(8)	(8)
Total EFCH	85	85
TCEH
Senior Secured Facilities:
3.743% TCEH Term Loan Facilities maturing October 10, 2014 (d)(e)	3,809	3,809
3.741% TCEH Letter of Credit Facility maturing October 10, 2014 (d)	42	42
0.192% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (f)	—	—
4.743% TCEH Term Loan Facilities maturing October 10, 2017 (a)(d)(e)	15,351	15,351
4.741% TCEH Letter of Credit Facility maturing October 10, 2017 (d)	1,020	1,020
11.5% Senior Secured Notes due October 1, 2020	1,750	1,750
15% Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,292
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,568	1,568
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111

	March 31, 2012	December 31, 2011
6.75% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (g)	16	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.180% Floating Series 2001D-2 due May 1, 2033 (h)	97	97
0.186% Floating Taxable Series 2001I due December 1, 2036 (i)	62	62
0.180% Floating Series 2002A due May 1, 2037 (h)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (g)	44	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (g)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (c)	(117)	(120)
Other:
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	14	28
7% Fixed Senior Notes due March 15, 2013	5	5
Capital leases	73	63
Other	3	3
Unamortized discount	(11)	(11)
Unamortized fair value discount (c)	(1)	(1)
Total TCEH	29,322	29,323
Total EFH Corp. consolidated	36,547	35,407
Less amount due currently	(48)	(47)
Total long-term debt	$36,499	$35,360
___________

(a)	Excludes the following amounts that are held by EFH Corp. or EFIH and eliminated in consolidation:

	March 31, 2012	December 31, 2011
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$1,591	$1,591
EFH Corp. 11.25 / 12.00% Senior Toggle Notes due November 1, 2017	2,784	2,784
EFH Corp. 5.55% Fixed Series P Senior Notes due November 15, 2014	45	45
EFH Corp. 6.50% Fixed Series Q Senior Notes due November 15, 2024	6	6
EFH Corp. 6.55% Fixed Series R Senior Notes due November 15, 2034	3	3
TCEH 4.743% Term Loan Facilities maturing October 10, 2017	19	19
TCEH 10.25% Fixed Senior Notes due November 1, 2015	213	213
TCEH 10.25% Fixed Senior Notes due November 1, 2015, Series B	150	150
Total	$4,811	$4,811

(b)	This financing is the obligation of a subsidiary of EFH Corp. (parent entity), is secured by a letter of credit and will be serviced with cash drawn by the beneficiary of the letter of credit.

(c)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(d)	Interest rates in effect at March 31, 2012.

(e)	Interest rate swapped to fixed on $18.57 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(f)	Interest rate in effect at March 31, 2012, excluding a quarterly maintenance fee of $11 million. See "Credit Facilities" above for more information.

(g)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(h)	Interest rates in effect at March 31, 2012. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(i)	Interest rate in effect at March 31, 2012. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.

Debt Repayments

Repayments of long-term debt in the three months ended March 31, 2012 totaled $19 million and consisted of $14 million of payments of principal at scheduled maturity dates and $5 million of contractual payments under capitalized lease obligations. In addition, short-term borrowings of $670 million under the TCEH Revolving Credit Facility were repaid.

Issuance of EFIH 11.75% Senior Secured Second Lien Notes

In February 2012, EFIH and EFIH Finance issued $1.150 billion principal amount of 11.75% Senior Secured Second Lien Notes due 2022 (EFIH 11.75% Notes). The notes were issued at a discount of $12 million, which will be amortized to interest expense over the life of the notes. The net proceeds were used to pay a $950 million dividend to EFH Corp., and the balance was retained as cash on hand. EFH Corp. used the dividend to repay a portion of the demand notes payable by EFH Corp. to TCEH, the balance of which totaled $671 million at March 31, 2012. TCEH used the majority of the $950 million to repay all borrowings under the TCEH Revolving Credit Facility.

The EFIH 11.75% Notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1, beginning September 1, 2012, at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by EFIH's pledge of its 100% ownership of the membership interests of Oncor Holdings (the EFIH Collateral). The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

Until March 1, 2015, EFIH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFIH 11.75% Notes from time to time at a redemption price of 111.750% of the aggregate principal amount of the notes being redeemed, plus accrued interest. EFIH may redeem the notes at any time prior to March 1, 2017 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture governing the notes. EFIH may also redeem the notes, in whole or in part, at any time on or after March 1, 2017, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture governing the notes), EFIH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

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

Information Regarding Other Significant Outstanding Debt

EFH Corp. 9.75% Notes and EFIH 9.75% Notes — At March 31, 2012, the principal amounts of the EFH Corp. 9.75% Notes and EFIH 9.75% Notes totaled $115 million and $141 million, respectively. The notes mature in October 2019, with interest payable in cash semi-annually in arrears on April 15 and October 15 at a fixed rate of 9.75% per annum. The EFH Corp. 9.75% Notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH. The guarantee from EFIH is secured by the EFIH Collateral. The guarantee from EFCH is not secured. The EFIH 9.75% Notes are not guaranteed but are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 10% Notes and EFIH's guarantee of the EFH Corp. 10% Notes and the EFH Corp. 9.75% Notes.

The EFH Corp. 9.75% Notes and EFIH 9.75% Notes are senior obligations of each issuer and rank equally in right of payment with all senior indebtedness of each issuer and are senior in right of payment to any future subordinated indebtedness of each issuer. The EFH Corp. 9.75% Notes are effectively subordinated to any indebtedness of EFH Corp. secured by assets of EFH Corp. to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of EFH Corp.'s non-guarantor subsidiaries. The EFIH 9.75% Notes are effectively senior to all unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of the assets securing such indebtedness. Furthermore, the EFIH 9.75% Notes are structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

EFH Corp. 10% Senior Secured Notes — At March 31, 2012, the principal amount of the EFH Corp. 10% Notes totaled $1.061 billion, and the notes mature in January 2020, with interest payable in cash semi-annually in arrears on January 15 and July 15 at a fixed rate of 10% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH on the same basis as the EFH Corp. 9.75% Notes discussed above.

EFH Corp. 10.875% Senior Notes and 11.25/12.00% Senior Toggle Notes (collectively, EFH Corp. Senior Notes) — At March 31, 2012, the principal amount of the EFH Corp. Senior Notes totaled $634 million, excluding $4.375 billion principal amount held by EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by EFCH and EFIH. The notes mature in November 2017, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate for the 10.875% Notes of 10.875% per annum and at a fixed rate for the Toggle Notes of 11.250% per annum for cash interest and 12.000% per annum for PIK Interest. For any interest period until November 1, 2012, EFH Corp. may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFH Corp. makes a PIK election, which it did effective with the May 2009 interest payment, the election is valid for each succeeding interest payment period until EFH Corp. revokes the election. EFH Corp. is not required to make an offer to repurchase the notes upon the occurrence of a change of control of EFH Corp.

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $20.222 billion at March 31, 2012 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities maturing in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.351 billion of TCEH Term Loan Facilities maturing in October 2017 with interest payable at LIBOR plus 4.50%;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2014 with interest payable at LIBOR plus 3.50% (see discussion under "Credit Facilities" above), and

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2017 with interest payable at LIBOR plus 4.50% (see discussion under "Credit Facilities" above).

There were no borrowings under the TCEH Revolving Credit Facility at March 31, 2012. Amounts borrowed under the facility may be reborrowed from time to time until October 2013 with respect to $645 million of commitments and until October 2016 with respect to $1.409 billion of commitments. The TCEH Commodity Collateral Posting Facility, under which there were no borrowings at March 31, 2012, will mature in December 2012.

Each of the loans described above that matures in 2016 or 2017 includes a "springing maturity" provision pursuant to which (i) in the event that more than $500 million aggregate principal amount of the TCEH 10.25% Notes due in 2015 (other than notes held by EFH Corp. or its controlled affiliates at March 31, 2011 to the extent held at the determination date as defined in the Credit Agreement) or more than $150 million aggregate principal amount of the TCEH Toggle Notes due in 2016 (other than notes held by EFH Corp. or its controlled affiliates at March 31, 2011 to the extent held as of the determination date as defined in the Credit Agreement), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (ii) TCEH's total debt to Adjusted EBITDA ratio (as defined in the TCEH Senior Secured Facilities) is greater than 6.00 to 1.00 at the applicable determination date, then the maturity date of the extended loans will automatically change to 90 days prior to the maturity date of the applicable notes.

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

TCEH 11.5% Senior Secured Notes — At March 31, 2012, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

The notes were issued in a private placement and are not registered under the Securities Act. The notes are (i) senior obligations and rank equally in right of payment with all senior indebtedness of TCEH, (ii) senior in right of payment to all existing or future unsecured and second-priority secured debt of TCEH to the extent of the value of the TCEH Collateral and (iii) senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At March 31, 2012, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Credit Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Credit Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

The notes are senior obligations of the issuer and rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Credit Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral, and to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At March 31, 2012, the principal amount of the TCEH Senior Notes totaled $4.693 billion, excluding $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, TCEH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, which it did effective with the May 2009 interest payment, the election is valid for each succeeding interest payment period until TCEH revokes the election.

EFIH 10% Senior Secured Notes — At March 31, 2012, the principal amount of the EFIH 10% Notes totaled $2.180 billion. The notes mature in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 9.75% Notes and EFIH's guarantee of the EFH Corp. Senior Secured Notes as discussed above.

EFIH 11% Senior Secured Second Lien Notes — At March 31, 2012, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The notes were issued in a private placement and are not registered under the Securities Act. EFIH agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the EFIH 11% Notes, unless such notes meet certain transferability conditions (as described in the related registration rights agreement). The notes met the transferability conditions in March 2012 and became freely tradable.

TCEH Interest Rate Swap Transactions

TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2012, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates	Expiration Dates	Notional Amount
5.5% — 9.3%	October 2012 through October 2014	$18.57 billion (a)
6.8% — 9.0%	October 2015 through October 2017	$12.60 billion (b)
___________

(a)
Swaps related to an aggregate $1.1 billion principal amount of debt expired in 2012. Per the terms of the transactions, the nominal amount of swaps entered into in 2011 grew by $1.02 billion, substantially offsetting the expired swaps.

(b)	These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 and the remainder in October 2017.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2012 totaled $18.57 billion notional amount, an increase of $0.8 billion from December 31, 2011 reflecting new and expired swaps. The basis swaps relate to debt outstanding through 2014.

The interest rate swap counterparties are secured on an equal and ratable basis by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2012	2011
Realized net loss	$(168)	$(161)
Unrealized net gain	110	142
Total	$(58)	$(19)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $2.121 billion and $2.231 billion at March 31, 2012 and December 31, 2011, respectively, of which $72 million and $76 million (both pre-tax), respectively, were reported in accumulated other comprehensive income.

7.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Disposed TXU Gas Company operations - In connection with the sale of TXU Gas Company to Atmos Energy Corporation (Atmos) in October 2004, EFH Corp. agreed to indemnify Atmos, until October 1, 2014, for up to $500 million for any liability related to assets retained by TXU Gas Company, including certain inactive gas plant sites not acquired by Atmos, and up to $1.4 billion for contingent liabilities associated with preclosing tax and employee related matters. The maximum aggregate amount under these indemnities that we may be required to pay is $1.9 billion. To date, we have not been required to make any payments to Atmos under any of these indemnity obligations, and no such payments are currently anticipated.

See Note 6 for discussion of guarantees and security for certain of our debt.

Letters of Credit

At March 31, 2012, TCEH had outstanding letters of credit under its credit facilities totaling $749 million as follows:

•	$338 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•
$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$71 million to support TCEH's REP's financial requirements with the PUCT, and

•	$132 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly-owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs seek a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. In addition to this administrative appeal, in November 2010, two other petitions were filed in Travis County, Texas District Court by Sustainable Energy and Economic Development Coalition and Paul and Lisa Rolke, respectively, who were non-parties to the administrative hearing before the State Office of Administrative Hearings, challenging the TCEQ's decision to renew and amend Oak Grove's TPDES permit and asking the District Court to remand the matter to the TCEQ for further proceedings. In January 2012, the court dismissed the petition filed by Paul and Lisa Rolke, and in March 2012, the court denied the Rolkes' motion for a new trial. Although we cannot predict the outcome of these proceedings, we believe that the renewal and amendment of the Oak Grove TPDES permit by the TCEQ were in accordance with applicable law. There can be no assurance that the outcome of these matters would not result in a material impact on our results of operations, liquidity or financial condition.

In January 2012, the Sierra Club filed a petition in Travis County, Texas District Court challenging the TCEQ's decision to issue permit amendments imposing limits on emissions during planned startup, shutdown and maintenance activities at Luminant's Big Brown, Monticello, Martin Lake and Sandow Unit 4 generation facilities. Although we cannot predict the outcome of this proceeding, we believe that the permit amendments are in accordance with applicable law. There can be no assurance that the outcome of this matter would not result in a material impact on our results of operations, liquidity or financial condition.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Martin Lake generation facility. While we are unable to estimate any possible loss or predict the outcome of the litigation, we believe that the Sierra Club's claims are without merit, and we intend to vigorously defend this litigation. The litigation is currently stayed by the court. In addition, in February 2010, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Big Brown generation facility. Subsequently, in December 2010, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Monticello generation facility. In October 2011, the Sierra Club again informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Big Brown and Monticello generation facilities. We cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

See below for discussion of the pending legal challenge of the CSAPR and our motion to stay the effective date of the CSAPR, in each case as applied to Texas.

Regulatory Reviews

In June 2008, the EPA issued an initial request for information to TCEH under the EPA's authority under Section 114 of CAA. The stated purpose of the request is to obtain information necessary to determine compliance with the CAA, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. We are cooperating with the EPA and responding in good faith to the EPA's request, but we are unable to predict the outcome of this matter.

Cross-State Air Pollution Rule (CSAPR)

In July 2011, the EPA issued the CSAPR, compliance with which would require significant additional reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions from our fossil-fueled generation units. In August 2011, we petitioned the EPA to reconsider and stay the effectiveness of the CSAPR, in each case as applied to Texas. In September 2011, we filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) challenging the CSAPR as it applies to Texas. In that legal proceeding, we also filed a motion to stay the effective date of the CSAPR as applied to Texas. In the absence of a stay, the CSAPR would have caused us to, among other actions, idle two lignite/coal-fueled generation units and cease certain lignite mining operations by the end of 2011.

In December 2011, the D.C. Circuit Court granted our motion and all other motions for a judicial stay of the CSAPR in its entirety, including as applied to Texas. The D.C. Circuit Court's order does not invalidate the CSAPR but stays the implementation of its emissions reduction programs until a final ruling regarding the CSAPR's validity is issued by the D.C. Circuit Court. The D.C. Circuit Court's order states that the EPA is expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the court's resolution of the petitions for review. Oral argument on the petitions was held on April 13, 2012. We cannot predict when or how the D.C. Circuit Court will rule on the petitions.

In February 2012, the EPA released a final rule (Final Revisions) and a direct-to-final rule (Direct Final Rule) revising certain aspects of the CSAPR, including increases in the emissions budgets for Texas and our generation assets as compared to the July 2011 version of the rule. As compared to the proposed revisions to the CSAPR issued by the EPA in October 2011, these recent rules finalize emissions budgets for our generation assets that are approximately 6% lower for SO2, 3% higher for annual NOx and 2% higher for seasonal NOx. Simultaneous with the release of the Direct Final Rule, the EPA issued a proposed rule (Parallel Rule) that is identical to the Direct Final Rule and would replace the Direct Final Rule if the EPA receives significant adverse comments and withdraws the Direct Final Rule. In March 2012, we submitted comments to the EPA on the Parallel Rule requesting the EPA to make additional corrections to the CSAPR's budgets for Texas. If the EPA receives no significant adverse comments, the Direct Final Rule would become effective on May 21, 2012. Because the CSAPR is currently stayed by the D.C. Circuit Court, the Final Revisions and the Direct Final Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. In April 2012, we filed in the D.C. Circuit Court petitions for review of the Final Revisions and the Direct Final Rule on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. On April 20, 2012, the EPA posted on its website a statement indicating its intent to withdraw the Direct Final Rule based on its receipt of significant adverse comments. As of the date of the filing of this Form 10-Q, the EPA has not withdrawn the Direct Final Rule. If the EPA withdraws the Direct Final Rule, we intend to withdraw our petition for review of the Direct Final Rule. We cannot predict whether, when, or in what form the CSAPR, the Final Revisions, the Direct Final Rule or the Parallel Rule will take effect.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

8.	EQUITY

Dividend Restrictions

EFH Corp. has not declared or paid any dividends since the Merger.

The indentures governing the EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes include covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, essentially all of our net income is restricted from being used to make distributions on our common stock unless such distributions are expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp.'s consolidated leverage ratio is equal to or less than 7.0 to 1.0. For purposes of this calculation, "consolidated leverage ratio" is defined as the ratio of consolidated total debt (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. EFH Corp.'s consolidated leverage ratio was 9.6 to 1.0 at March 31, 2012.

The indentures governing the EFIH Notes generally restrict EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, EFIH's consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis (including Oncor's Adjusted EBITDA). EFIH's consolidated leverage ratio was 5.9 to 1.0 at March 31, 2012. In addition, the EFIH Notes generally restrict EFIH's ability to make distributions or loans to EFH Corp., unless such distributions or loans are expressly permitted under the indentures governing the EFIH Notes.

The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At March 31, 2012, the ratio was 8.3 to 1.0.

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

Noncontrolling Interests

As discussed in Note 3, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the three months ended March 31, 2012 and 2011.

Equity

The following table presents the changes to equity during the three months ended March 31, 2012.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$2	$7,947	$(15,579)	$(222)	$95	$(7,757)
Net loss	—	—	(304)	—	—	(304)
Effects of stock-based incentive compensation plans	—	4	—	—	—	4
Change in unrecognized gains related to pension and OPEB plans	—	—	—	4	—	4
Net effects of cash flow hedges	—	—	—	3	—	3
Net effects of cash flow hedges – Oncor (b)	—	—	—	1	—	1
Investment by noncontrolling interests	—	—	—	—	2	2
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2012	$2	$7,951	$(15,884)	$(214)	$97	$(8,048)
____________

(a)	Authorized shares totaled 2,000,000,000 at March 31, 2012. Outstanding shares totaled 1,678,739,245 and 1,679,539,245 at March 31, 2012 and December 31, 2011, respectively.

(b)	Represents recognition in equity in earnings of unconsolidated subsidiaries of previous losses on interest rate hedge transactions entered into by Oncor.

The following table presents the changes to equity during the three months ended March 31, 2011.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$2	$7,937	$(13,666)	$(263)	$79	$(5,911)
Net loss	—	—	(362)	—	—	(362)
Change in unrecognized gains related to pension and OPEB plans	—	—	—	5	—	5
Net effects of cash flow hedges	—	—	—	7	—	7
Investment by noncontrolling interests	—	—	—	—	6	6
Balance at March 31, 2011	$2	$7,937	$(14,028)	$(251)	$85	$(6,255)
____________

(a)	Authorized shares totaled 2,000,000,000 at March 31, 2011. Outstanding shares totaled 1,672,312,118 and 1,671,812,118 at March 31, 2011 and December 31, 2010, respectively.

9.	FAIR VALUE MEASUREMENTS

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

•
Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. We use the most meaningful information available from the market combined with internally developed valuation methodologies to develop our best estimate of fair value. For example, our Level 3 assets and liabilities include certain derivatives whose values are derived from pricing models that utilize multiple inputs to the valuations, including inputs that are not observable or easily corroborated through other means. See further discussion below.

Our valuation policies and procedures are developed, maintained and validated by a centralized risk management group that reports to the Chief Financial Officer, who also functions as the Chief Risk Officer. Risk management functions include valuation model validation, risk analytics, risk control, credit risk management and risk reporting.

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

In utilizing broker quotes, we attempt to obtain multiple quotes from brokers that are active in the commodity markets in which we participate (and require at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker's publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, we use a combination of dealer provided market valuations (generally non-binding) and standard rate swap valuation models utilizing month-end interest rate curves.

Certain derivatives and financial instruments are valued utilizing option pricing models that take into consideration multiple inputs including commodity prices, volatility factors, discount rates and other inputs. Additionally, when there is not a sufficient amount of observable market data, valuation models are developed that incorporate proprietary views of market factors. Significant unobservable inputs used to develop the valuation models include volatility curves, correlation curves, illiquid pricing locations and credit/non-performance risk assumptions. Those valuation models are generally used in developing long-term forward price curves for certain commodities. We believe the development of such curves is consistent with industry practice; however, the fair value measurements resulting from such curves are classified as Level 3.

The significant unobservable inputs and valuation models are developed by employees trained and experienced in market operations and fair value measurement and validated by the company's risk management group, which also further analyzes any significant changes in Level 3 measurements. Significant changes in the unobservable inputs could result in significant upward or downward changes in the fair value measurement.

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

At March 31, 2012, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$502	$3,894	$118	$13	$4,527
Interest rate swaps	—	132	—	—	132
Nuclear decommissioning trust – equity securities (c)	238	139	—	—	377
Nuclear decommissioning trust – debt securities (c)	—	246	—	—	246
Total assets	$740	$4,411	$118	$13	$5,282
Liabilities:
Commodity contracts	$532	$822	$123	$13	$1,490
Interest rate swaps	—	2,272	—	—	2,272
Total liabilities	$532	$3,094	$123	$13	$3,762
____________

(a)
Level 3 assets and liabilities consist primarily of a wind generation purchase contract, physical power call options, congestion revenue rights transactions as discussed below and ancillary service agreements, each due to unobservable inputs in the valuation.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the other investments line on the balance sheet. See Note 15.

At December 31, 2011, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$395	$3,915	$124	$1	$4,435
Interest rate swaps	—	142	—	—	142
Nuclear decommissioning trust – equity securities (c)	208	124	—	—	332
Nuclear decommissioning trust – debt securities (c)	—	242	—	—	242
Total assets	$603	$4,423	$124	$1	$5,151
Liabilities:
Commodity contracts	$446	$727	$71	$1	$1,245
Interest rate swaps	—	2,397	—	—	2,397
Total liabilities	$446	$3,124	$71	$1	$3,642
____________

(a)
Level 3 assets and liabilities consist primarily of a wind generation purchase contract, certain natural gas positions (collars) in the natural gas price hedging program, physical power call options and congestion revenue rights transactions, each due to unobservable inputs in the valuation.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the other investments line on the balance sheet. See Note 15.

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

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated "normal" purchases or sales. See Note 11 for further discussion regarding the company's use of derivative instruments.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy in the three months ended March 31, 2012 and 2011. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 in the three months ended March 31, 2012 and 2011.

The following table presents the fair value of the Level 3 assets and liabilities by major contract type (all related to commodity contracts) and the significant unobservable inputs used in the valuations at March 31, 2012:

	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$6	$(28)	$(22)	Valuation Model	Volumes (c)	0.5 to 0.6 terawatt-hours
					Illiquid pricing locations (d)	$25 to $35/MWh
					Probability of default (e)	0% to 30%
					Recovery rate (f)	0% to 40%

Electricity spread options	$76	$(21)	$55	Option Pricing Model	Gas to power correlation (g)	45% to 95%
					Power volatility (h)	10% to 30%

Electricity congestion revenue rights	$30	$(4)	$26	Market Approach (i)	Illiquid price differences between settlement points (j)	$(0.10) to $1.60

Coal purchases	$—	$(56)	$(56)	Market Approach (i)	Illiquid price variances between mines (k)	$0.00 to $1.00
					Probability of default (e)	5% to 40%
					Recovery rate (f)	0% to 40%

Other	$6	$(14)	$(8)

Total	$118	$(123)	$(5)
____________

(a)
Electricity purchase and sales contracts include wind generation agreements and hedging transactions in the ERCOT west region. Electricity spread options consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal.

(b)	The ranges provided cover the inputs over the span of all transactions within a contract type. The range of the inputs may be influenced by factors such as time of day, delivery period, and season.

(c)	Based on the historical average annual range of wind generation.

(d)	Based on the historical range of forward average monthly ERCOT West Hub prices.

(e)	Estimate of the range of probabilities of default based on history and the length of the contract as well as our and counterparty credit ratings.

(f)	Estimate of the default recovery rate based on historical corporate rates.

(g)	Estimate of the historical range based on forward natural gas and on-peak power prices for the ERCOT hubs most relevant to our spread options.

(h)	Based on historical forward price changes.

(i)
While we use the market approach, there is either insufficient market data to consider the valuation liquid or the significance of credit reserves or non-performance risk adjustments results in a Level 3 designation.

(j)	Based on the historical price differences between settlement points in ERCOT North Hub.

(k)	Based on the historical range of price variances between mine locations.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) in the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$53	$342
Total realized and unrealized losses included in net loss	(69)	(18)
Purchases, issuances and settlements (a):
Purchases	8	10
Issuances	(8)	(1)
Settlements	20	16
Transfers into Level 3 (b)	(7)	—
Transfers out of Level 3 (b)	(2)	(345)
Net change (c)	(58)	(338)
Balance at end of period	$(5)	$4
Net change in unrealized gains (losses) included in net loss relating to instruments held at end of period	(65)	7
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Transfers out during 2012 reflect increased observability of pricing related to certain congestion revenue rights. Transfers in during 2012 were driven by an increase in the amount/significance of nonperformance risk adjustments related to a coal purchase contract. Transfers out during 2011 were driven by the effect of an increase in option market trading activity on our natural gas collars for 2014.

(c)
Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities. Activity excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

10.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet liabilities:
Long-term debt (including current maturities) (b)	$36,474	$21,468	$35,343	$23,402
___________

(a)
Fair value determined in accordance with accounting standards related to the determination of fair value as discussed in Note 9, and at March 31, 2012 represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values, which are validated through subscription services such as Bloomberg where relevant.

(b)	Excludes capital leases.

See Notes 9 and 11 for discussion of accounting for financial instruments that are derivatives.

11.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. Our principal activities involving derivatives consist of a commodity hedging program and the hedging of interest costs on our long-term debt. See Note 9 for a discussion of the fair value of all derivatives.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at March 31, 2012 and December 31, 2011:

March 31, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$3,019	$132	$8	$—	$3,159
Noncurrent assets	1,500	—	—	—	1,500
Current liabilities	(1)	—	(1,352)	(712)	(2,065)
Noncurrent liabilities	(4)	—	(133)	(1,560)	(1,697)
Net assets (liabilities)	$4,514	$132	$(1,477)	$(2,272)	$897

December 31, 2011
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,883	$142	$—	$—	$3,025
Noncurrent assets	1,552	—	—	—	1,552
Current liabilities	(1)	—	(1,162)	(787)	(1,950)
Noncurrent liabilities	—	—	(82)	(1,610)	(1,692)
Net assets (liabilities)	$4,434	$142	$(1,244)	$(2,397)	$935

At March 31, 2012 and December 31, 2011, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $1.029 billion and $1.006 billion in net liabilities at March 31, 2012 and December 31, 2011, respectively. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (income statement presentation)	2012	2011
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$358	$(18)
Interest rate swaps (Interest expense and related charges) (b)	(56)	(19)
Net gain (loss)	$302	$(37)
____________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes amounts reported as unrealized mark-to-market net gain (loss) as well as the net effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 15).

The following table presents the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI in the three months ended March 31, 2012 or 2011.

Derivative type (income statement presentation of loss reclassified from accumulated OCI into income)	Three Months Ended March 31,
	2012	2011
Interest rate swaps (interest expense and related charges)	$(3)	$(10)
Interest rate swaps (depreciation and amortization)	(1)	(1)
Total	$(4)	$(11)

There were no transactions designated as cash flow hedges during the three months ended March 31, 2012 or 2011.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedge) at March 31, 2012 and December 31, 2011 totaled $47 million and $50 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $6 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at March 31, 2012 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed	$32,872	$32,955	Million US dollars
Basis (a)	$18,567	$19,167	Million US dollars
Natural gas:
Natural gas price hedge forward sales and purchases (b)	1,366	1,602	Million MMBtu
Locational basis swaps	781	728	Million MMBtu
All other	1,303	841	Million MMBtu
Electricity	113,434	105,673	GWh
Congestion Revenue Rights (c)	115,015	142,301	GWh
Coal	19	23	Million tons
Fuel oil	37	51	Million gallons
Uranium	705	480	Thousand pounds
____________

(a)	The December 31, 2011 amount includes $1.417 billion notional amount of swaps entered into but not effective until February 2012.

(b)
Represents gross notional forward sales, purchases and options transactions in the natural gas price hedging program. The net amount of these transactions was approximately 630 million MMBtu and 700 million MMBtu at March 31, 2012 and December 31, 2011, respectively.

(c)	Represents gross forward purchases associated with instruments used to hedge price differences between settlement points in the nodal wholesale market design in ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of those agreements require the posting of collateral if our credit rating is downgraded by one or more credit rating agencies; however, due to our credit ratings being below investment grade, substantially all of such collateral posting requirements are already effective.

At March 31, 2012 and December 31, 2011, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $445 million and $364 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $97 million and $78 million at March 31, 2012 and December 31, 2011, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, at March 31, 2012 and December 31, 2011, the remaining related liquidity requirement would have totaled $17 million and $7 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At March 31, 2012 and December 31, 2011, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $2.718 billion and $2.816 billion, respectively, before consideration of the amount of assets subject to the liens. No cash collateral or letters of credit were posted with these counterparties at March 31, 2012 or December 31, 2011 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered at March 31, 2012 and December 31, 2011, the remaining related liquidity requirement after reduction for derivative assets under netting arrangements but before consideration of the amount of assets subject to the liens would have totaled $1.017 billion and $1.183 billion, respectively. See Note 6 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $3.163 billion and $3.180 billion at March 31, 2012 and December 31, 2011, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. At March 31, 2012, total credit risk exposure to all counterparties related to derivative contracts totaled $4.739 billion (including associated accounts receivable). The net exposure to those counterparties totaled $656 million at March 31, 2012 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries totaled $432 million. At March 31, 2012, the credit risk exposure to the banking and financial sector represented 92% of the total credit risk exposure, a significant amount of which is related to the natural gas price hedging program, and the largest net exposure to a single counterparty totaled $238 million. Taking into account setoff provisions in the event of a default across all EFH Corp. consolidated subsidiaries did not materially affect this counterparty exposure.

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

12.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Net pension and OPEB costs in the three months ended March 31, 2012 and 2011 are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Components of net pension costs:
Service cost	$12	$11
Interest cost	40	41
Expected return on assets	(40)	(39)
Amortization of net loss	27	22
Net pension costs	39	35
Components of net OPEB costs:
Service cost	2	3
Interest cost	11	16
Expected return on assets	(3)	(3)
Amortization of prior service cost	(8)	—
Amortization of net loss	4	7
Net OPEB costs	6	23
Total net pension and OPEB costs	45	58
Less amounts expensed by Oncor (and not consolidated)	(9)	(9)
Less amounts deferred principally as a regulatory asset or property by Oncor	(22)	(33)
Net amounts recognized as expense by EFH Corp. and consolidated subsidiaries	$14	$16

The discount rates reflected in net pension and OPEB costs in 2012 are 5.00% and 4.95%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2012 cost amounts are 7.4% and 6.8%, respectively.

We made cash contributions related to our pension and OPEB plans totaling $25 million and $6 million, respectively, in the first three months of 2012, including $29 million contributed by Oncor. We expect to make additional contributions of $99 million and $18 million, respectively, in the remainder of 2012, including $111 million expected to be contributed by Oncor.

13.	RELATED PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•
We pay an annual management fee under the terms of a management agreement with the Sponsor Group, which we reported in SG&A expense totaling $9 million in each of the three month periods ended March 31, 2012 and 2011.

•
In 2007, TCEH entered into the TCEH Senior Secured Facilities with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of each member of the Sponsor Group have from time to time engaged in commercial banking transactions with us and/or provided financial advisory services to us, in each case in the normal course of business.

•
In February 2012, Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, acted as a joint book-running manager and initial purchaser in the issuance of $1.15 billion principal amount of EFIH 11.750% Senior Secured Second Lien Notes (see Note 6) for which it received fees totaling $7 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG Management, L.P. served as an advisor in the transactions, for which they each received $1 million.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•
TCEH has made loans to EFH Corp. in the form of demand notes that have been pledged as collateral under the TCEH Senior Secured Facilities for (i) debt principal and interest payments and (ii) other general corporate purposes (SG&A Note) for EFH Corp. The demand notes are eliminated in consolidation in these consolidated financial statements. The notes, which totaled $671 million and $1.592 billion at March 31, 2012 and December 31, 2011, respectively, including $233 million in the SG&A Note at both dates, are guaranteed by both EFCH and EFIH on an unsecured basis. The reduction of the balance of the notes in the three months ended March 31, 2012 was funded by debt issued by EFIH. See Note 6.

•
As part of EFH Corp.'s liability management program, EFH Corp. and EFIH have purchased, or received in exchanges, certain debt securities of EFH Corp. and TCEH, which are held as investments. Principal and interest payments received by EFH Corp. and EFIH on these investments are used, in part, to service their outstanding debt. These investments are eliminated in consolidation in these consolidated financial statements. At March 31, 2012, EFIH held $4.429 billion principal amount of EFH Corp. (parent entity) debt and $79 million principal amount of TCEH debt. At March 31, 2012, EFH Corp. (parent entity) held $303 million principal amount of TCEH debt. See Note 6.

•
TCEH’s retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services totaled $227 million and $239 million in the three months ended March 31, 2012 and 2011, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at March 31, 2012 and December 31, 2011 reflect amounts due currently to Oncor totaling $120 million and $138 million, respectively (included in payables due to unconsolidated subsidiary), primarily related to these electricity delivery fees.

•
Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable maturing in 2016 to Oncor of $169 million ($41 million current portion included in payables due to unconsolidated subsidiary) and $179 million ($41 million current portion included in payables due to unconsolidated subsidiary) at March 31, 2012 and December 31, 2011, respectively. TCEH’s payments on the note totaled $10 million and $9 million in the three months ended March 31, 2012 and 2011, respectively.

•
TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense, which is paid on a monthly basis, totaled $7 million and $8 million in the three months ended March 31, 2012 and 2011, respectively.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by $7 million and $9 million in the three months ended March 31, 2012 and 2011, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor and remitted monthly to TCEH, with the intent that the trust fund assets, reported in other investments in the balance sheet, will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities in the balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million in each of the three month periods ended March 31, 2012 and 2011. Income and expenses associated with the trust fund and the decommissioning liability incurred by us are offset by a net change in the intercompany receivable/payable between Oncor and TCEH, which in turn results in a change in Oncor's net regulatory asset/liability. At March 31, 2012 and December 31, 2011, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $269 million and $225 million, respectively, included in noncurrent liabilities due to unconsolidated subsidiary in the balance sheet.

•
We file a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of our consolidated tax group, but our consolidated federal income tax return includes our portion of Oncor's results as a result of our equity ownership in Oncor. We also file a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement, Oncor Holdings' and Oncor's federal income tax and Texas margin tax expense and related balance sheet amounts, including our income taxes payable to or receivable from Oncor Holdings and Oncor, are recorded as if Oncor Holdings and Oncor file their own corporate income tax returns. Our current amount receivable from Oncor Holdings and Oncor related to income taxes totaled $15 million and $2 million at March 31, 2012 and December 31, 2011, respectively. EFH Corp. received no income tax payments from Oncor Holdings or Oncor in the three months ended March 31, 2012 and 2011.

•
Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2012 and December 31, 2011, TCEH had posted letters of credit in the amount of $12 million for the benefit of Oncor.

•
EFH Corp. and Oncor are jointly and severally liable for the funding of the EFH Corp. pension plan and a portion of the OPEB plan obligations. EFH Corp. is liable for the majority of the OPEB plan obligations. Oncor has contractually agreed to reimburse EFH Corp. with respect to certain pension plan and OPEB liabilities. Accordingly, at March 31, 2012 and December 31, 2011, the balance sheet of EFH Corp. reflects unfunded liabilities related to these obligations and a corresponding receivable from Oncor in the amounts of $1.220 billion and $1.235 billion, respectively, classified as noncurrent. This amount represents the obligations reported by Oncor in its balance sheet, which are recoverable by Oncor under regulatory rate-setting provisions.

•
Receivables from unconsolidated subsidiary are measured at historical cost and consist of Oncor's obligation under the EFH Corp. pension and OPEB plans. EFH Corp. reviews Oncor's credit quality to assess the overall collectability of its affiliated receivables, which totaled $1.220 billion and $1.235 billion at March 31, 2012 and December 31, 2011, respectively. There were no credit loss allowances at March 31, 2012.

•
Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH would be required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor in the event, which has not occurred, two or more rating agencies downgrade Oncor's credit rating below investment grade.

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

The Regulated Delivery segment consists largely of our investment in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. These activities are conducted by Oncor, including its wholly owned bankruptcy-remote financing subsidiary. See Note 3 for discussion of the reporting of Oncor Holdings and, accordingly, the Regulated Delivery segment, as an equity method investment. See Note 13 for discussion of material transactions with Oncor, including payment to Oncor of electricity delivery fees, which are based on rates regulated by the PUCT.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued businesses, general corporate expenses and interest on EFH Corp. (parent entity), EFIH and EFCH debt.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 above and in Note 1 to Financial Statements in the 2011 Form 10-K. We evaluate performance based on net income (loss). We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices or regulated rates.

	Three Months Ended March 31,
	2012	2011
Operating revenues (all Competitive Electric)	$1,222	$1,672
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of minority interest of $15 and $13)	$57	$50
Net income (loss):
Competitive Electric	$(260)	$(320)
Regulated Delivery	57	50
Corporate and Other	(101)	(92)
Consolidated	$(304)	$(362)

15.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended March 31,
	2012	2011
Other income:
Office space rental income (a)	$3	$3
Insurance settlement (b)	2	—
Settlement of counterparty bankruptcy claims (b)(c)	—	21
Property damage claim (b)	—	7
Franchise tax refund (b)	—	6
Other	2	4
Total other income	$7	$41
Other deductions:
Ongoing pension and OPEB expense related to discontinued businesses (a)	$3	$2
Other	3	2
Total other deductions	$6	$4
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

(c)
Represents net cash received as a result of the settlement of bankruptcy claims against a hedging/trading counterparty. A reserve of $26 million was established in 2008 related to amounts then due from the counterparty.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2012	2011
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$790	$684
Accrued interest to be paid with additional toggle notes (Note 6)	57	57
Unrealized mark-to-market net gain on interest rate swaps (a)	(114)	(142)
Amortization of interest rate swap losses at dedesignation of hedge accounting	4	10
Amortization of fair value debt discounts resulting from purchase accounting	11	13
Amortization of debt issuance costs and discounts	46	29
Capitalized interest	(9)	(8)
Total interest expense and related charges	$785	$643
____________

(a)	2012 amount includes $110 million related to TCEH swaps (see Note 6) and $4 million related to EFH Corp. swaps substantially closed through offsetting positions.

Restricted Cash

	March 31, 2012		December 31, 2011
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's Letter of Credit Facility (Note 6)	$—	$947	$—	$947
Amounts related to margin deposits held	114	—	129	—
Total restricted cash	$114	$947	$129	$947

Inventories by Major Category

	March 31, 2012	December 31, 2011
Materials and supplies	$182	$177
Fuel stock	213	203
Natural gas in storage	32	38
Total inventories	$427	$418

Other Investments

	March 31, 2012	December 31, 2011
Nuclear plant decommissioning trust	$623	$574
Assets related to employee benefit plans, including employee savings programs, net of distributions	91	90
Land	41	41
Miscellaneous other	4	4
Total other investments	$759	$709

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding change in receivables from/payables due to unconsolidated subsidiary, reflecting changes in Oncor's regulatory asset/liability (see Note 13). A summary of investments in the fund follows:

	March 31, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$233	$14	$(1)	$246
Equity securities (c)	235	156	(14)	377
Total	$468	$170	$(15)	$623

	December 31, 2011
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$231	$13	$(2)	$242
Equity securities (c)	230	121	(19)	332
Total	$461	$134	$(21)	$574
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.30% and 4.38% and an average maturity of 6.0 years and 6.3 years at March 31, 2012 and December 31, 2011, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2012 mature as follows: $102 million in one to five years, $51 million in five to ten years and $93 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2012	2011
Realized gains	$—	$—
Realized losses	$—	$(2)
Proceeds from sales of securities	$10	$734
Investments in securities	$(14)	$(738)

Property, Plant and Equipment

At March 31, 2012 and December 31, 2011, property, plant and equipment of $19.3 billion and $19.4 billion, respectively, is stated net of accumulated depreciation and amortization of $5.9 billion and $5.6 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, in the three months ended March 31, 2012:

	Nuclear Plant Decommissioning	Mining Land Reclamation and Other	Total
Liability at January 1, 2012	$348	$188	$536
Additions:
Accretion	5	9	14
Reductions:
Payments	—	(19)	(19)
Adjustment to reclamation costs	—	(2)	(2)
Liability at March 31, 2012	353	176	529
Less amounts due currently	—	(54)	(54)
Noncurrent liability at March 31, 2012	$353	$122	$475

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2012	December 31, 2011
Uncertain tax positions (including accrued interest)	$1,983	$1,972
Retirement plan and other employee benefits (a)	1,655	1,664
Asset retirement and mining reclamation obligations	475	505
Unfavorable purchase and sales contracts	640	647
Other	29	28
Total other noncurrent liabilities and deferred credits	$4,782	$4,816
____________

(a)	Includes $1.220 billion and $1.235 billion at March 31, 2012 and December 31, 2011, respectively, representing pension and OPEB liabilities related to Oncor (see Note 13).

The conclusion of all issues contested from the 1997 through 2002 audit, including Joint Committee review, could occur before the end of 2012. Upon such conclusion, we expect to further reduce the liability for uncertain tax positions by approximately $700 million with an offsetting decrease in deferred tax assets that arose largely from previous payments of alternative minimum taxes. Any cash income tax liability related to the conclusion of the 1997 through 2002 audit is expected to be immaterial. Other than these items, we do not expect the total amount of liabilities recorded related to uncertain tax positions will change significantly in the next 12 months.

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $7 million and $6 million in the three months ended March 31, 2012 and 2011, respectively. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2012	$27
2013	$26
2014	$25
2015	$25
2016	$25

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2012	2011
Cash payments (receipts) related to:
Interest paid (a)	$546	$424
Capitalized interest	$(9)	$(8)
Interest paid (net of capitalized interest) (a)	$537	$416
Income taxes	$1	$(31)
Noncash investing and financing activities:
Construction expenditures (b)	$86	$43
____________

(a)	Net of interest received on interest rate swaps.

(b)	Represents end-of-period accruals.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those statements. Unless otherwise noted, disclosures in the following paragraphs related to hedged or estimated generation output and commodity price sensitivities reflect the expected effects on our operations of the currently governing Clean Air Interstate Rule (CAIR). See "Recent EPA Actions" below for discussion of the EPA's Cross-State Air Pollution Rule (CSAPR).

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFH Corp., a Texas corporation, is a Dallas-based holding company that conducts its operations principally through its TCEH and Oncor subsidiaries. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. EFCH and its direct subsidiary, TCEH, are wholly-owned. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. EFIH is wholly-owned and indirectly holds an approximately 80% equity interest in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor. See Notes 1 and 3 to Financial Statements for a description of the material features of these "ring-fencing" measures and for a discussion of the reporting of our investment in Oncor (and its majority owner, Oncor Holdings) as an equity method investment.

Operating Segments

We have aligned and report our business activities as two operating segments: the Competitive Electric segment and the Regulated Delivery segment. The Competitive Electric segment consists largely of TCEH. The Regulated Delivery segment consists largely of our investment in Oncor.

See Note 14 to Financial Statements for further information regarding reportable business segments.

Significant Activities and Events

Natural Gas Prices and Natural Gas Price Hedging Program — Because wholesale electricity prices have generally moved with natural gas prices, TCEH has a natural gas price hedging program designed to mitigate the effect of natural gas price changes on future electricity prices. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and at March 31, 2012, has effectively sold forward approximately 630 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 74,000 GWh at an assumed 8.5 market heat rate) at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu.

These transactions, together with forward power sales, have effectively hedged an estimated 100%, 61% and 32% of the price exposure, on a natural gas equivalent basis, related to TCEH's expected generation output for 2012, 2013 and 2014, respectively (assuming an 8.5 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which is expected to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted under the natural gas price hedging program may not be achieved.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 24% of the positions in the natural gas price hedging program at March 31, 2012, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

The following table summarizes the natural gas positions in the hedging program at March 31, 2012:

	Measure	Balance 2012 (a)	2013	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~225	~254	~149	~628
Weighted average hedge price (c)	$/MMBtu	~7.32	~7.19	~7.80	—
Weighted average market price (d)	$/MMBtu	2.50	3.47	3.96	—
Realization of hedge gains (e)	$ billions	~$1.4	~$1.0	~$0.6	~$3.0
___________

(a)	Balance of 2012 is from April 1, 2012 through December 31, 2012.

(b)
Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 139 million MMBtu in 2014.

(c)
Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the natural gas price hedging program (excluding the impact of offsetting purchases for rebalancing). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

(e)	Based on cumulative unrealized mark-to-market gain at March 31, 2012.

Changes in the fair value of the instruments in the natural gas price hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the natural gas price hedging program at March 31, 2012, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $630 million in pretax unrealized mark-to-market gains or losses.

The natural gas price hedging program has resulted in reported net gains (losses) as follows:

	Three Months Ended March 31,
	2012	2011
Realized net gain	$513	$340
Unrealized net loss including reversals of previously recorded amounts related to positions settled	(129)	(342)
Total	$384	$(2)

The cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program totaled $2.995 billion and $3.124 billion at March 31, 2012 and December 31, 2011, respectively.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program reflects the sustained decline in forward market natural gas prices as presented in the table below. Forward natural gas prices have generally trended downward since mid-2008. While the natural gas price hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, depressed forward natural gas prices are challenging to the long-term profitability of our generation assets. Specifically, these lower natural gas prices and their potential effect on wholesale electricity prices could have a material impact on the overall profitability of our generation assets for periods in which we do not have significant natural gas hedge positions (i.e., beginning in 2014).

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2012 (b)	2013	2014	2015	2016
December 31, 2008	$7.23	$7.15	$7.15	$7.21	$7.30
March 31, 2009	$6.96	$7.11	$7.18	$7.25	$7.33
June 30, 2009	$7.16	$7.30	$7.43	$7.57	$7.71
September 30, 2009	$7.00	$7.06	$7.17	$7.31	$7.43
December 31, 2009	$6.53	$6.67	$6.84	$7.05	$7.24
March 31, 2010	$5.79	$6.07	$6.36	$6.68	$7.00
June 30, 2010	$5.68	$5.89	$6.10	$6.37	$6.68
September 30, 2010	$5.07	$5.29	$5.42	$5.60	$5.76
December 31, 2010	$5.08	$5.33	$5.49	$5.64	$5.79
March 31, 2011	$5.06	$5.41	$5.73	$6.08	$6.41
June 30, 2011	$4.84	$5.16	$5.42	$5.70	$5.98
September 30, 2011	$4.24	$4.80	$5.13	$5.39	$5.61
December 31, 2011	$3.24	$3.94	$4.34	$4.60	$4.85
March 31, 2012	$2.50	$3.47	$3.96	$4.26	$4.51
___________

(a)	Based on NYMEX Henry Hub prices.

(b)	For March 31, 2012, natural gas prices for 2012 represent the average of forward prices for April through December.

At March 31, 2012, approximately 90% of the natural gas price hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH's assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under "Financial Condition — Liquidity and Capital Resources"), thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH's unhedged position and forward prices at March 31, 2012, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas price hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2012 (a)	2013	2014	2015	2016
$1.00/MMBtu change in gas price (b)	$—	$ ~205	$ ~350	$ ~525	$ ~520
0.1/MMBtu/MWh change in market heat rate (c)	$ ~5	$ ~20	$ ~35	$ ~35	$ ~40
$1.00/gallon change in diesel fuel price	$—	$ ~45	$ ~45	$ ~45	$ ~45
___________

(a)	Balance of 2012 is from May 1, 2012 through December 31, 2012.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).

(c)	Based on Houston Ship Channel natural gas prices at March 31, 2012.

Liability Management Program — At March 31, 2012, EFH Corp. and its consolidated subsidiaries had $37.1 billion principal amount of long-term debt outstanding. In October 2009, we implemented a liability management program designed to reduce debt and extend debt maturities through debt exchanges, repurchases and extensions. Activities under the liability management program do not include debt issued by Oncor or its subsidiaries.

Amendments to the TCEH Senior Secured Facilities completed in April 2011 resulted in the extension of $16.4 billion in loan maturities under the TCEH Term Loan Facilities and the TCEH Letter of Credit Facility from October 2014 to October 2017 and $1.4 billion of commitments under the TCEH Revolving Credit Facility from October 2013 to October 2016.

Other liability management activities since October 2009 and through March 2012 include debt exchange, issuance and repurchase activities as follows (except where noted, debt amounts are principal amounts):

Security	Debt Acquired (a)	Debt Issued/Cash Paid
EFH Corp. 10.875% Notes due 2017	$1,804	$—
EFH Corp. Toggle Notes due 2017	2,661	53
EFH Corp. 5.55% Series P Senior Notes due 2014	674	—
EFH Corp. 6.50% Series Q Senior Notes due 2024	10	—
EFH Corp. 6.55% Series R Senior Notes due 2034	6	—
TCEH 10.25% Notes due 2015	1,875	—
TCEH Toggle Notes due 2016	751	—
TCEH Senior Secured Facilities due 2013 and 2014	1,623	—
EFH Corp. and EFIH 9.75% Notes due 2019	—	256
EFH Corp 10% Notes due 2020	—	561
EFIH 11% Notes due 2021	—	406
EFIH 10% Notes due 2020	—	2,180
TCEH 15% Notes due 2021	—	1,221
TCEH 11.5% Notes due 2020 (b)	—	1,604
Cash paid, including use of proceeds from debt issuances in 2010 (c)	—	1,062
Total	$9,404	$7,343

____________

(a)	Includes an aggregate $5.374 billion principal amount of these securities held by EFH Corp. and EFIH. All other debt acquired has been canceled.

(b)
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

(c)
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

In February 2012, EFIH and EFIH Finance issued $1.150 billion aggregate principal amount of 11.75% Senior Secured Second Lien Notes due 2022. The net proceeds from these issuances were used to pay a $950 million dividend to EFH Corp., and the balance was retained as cash on hand. The dividend was used by EFH Corp. to repay a portion of the demand notes payable by EFH Corp. to TCEH, and TCEH used those funds to repay all borrowings under its revolving credit agreement. The balance of the demand notes payable totaled $671 million at March 31, 2012. See Note 6 to Financial Statements.

TCEH Interest Rate Swap Transactions — TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2012, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates	Expiration Dates	Notional Amount
5.5% — 9.3%	October 2012 through October 2014	$18.57 billion (a)
6.8% — 9.0%	October 2015 through October 2017	$12.60 billion (b)
___________

(a)
Swaps related to an aggregate $1.1 billion principal amount of debt expired in 2012. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.02 billion, substantially offsetting the expired swaps.

(b)	These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 and the remainder in October 2017.

We may enter into additional interest rate hedges from time to time.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2012 totaled $18.57 billion notional amount, an increase of $0.8 billion from December 31, 2011 reflecting new and expired swaps. The basis swaps relate to debt outstanding through 2014.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2012	2011
Realized net loss	$(168)	$(161)
Unrealized net gain	110	142
Total	$(58)	$(19)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $2.121 billion and $2.231 billion at March 31, 2012 and December 31, 2011, respectively, of which $72 million and $76 million (both pre-tax), respectively, were reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. For example, at March 31, 2012, a one percent change in interest rates would result in an increase or decrease of approximately $800 million in our cumulative unrealized mark-to-market net liability.

Recent EPA Actions — Cross-State Air Pollution Rule — In 2005, the EPA issued a final rule (the Clean Air Interstate Rule or CAIR) intended to implement the provisions of the Clean Air Act Section 110(a)(2)(D)(i)(I) (CAA Section 110) requiring states to reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) that significantly contribute to other states failing to attain or maintain compliance with the EPA's National Ambient Air Quality Standards (NAAQS) for fine particulate matter and/or ozone. In 2008, the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) invalidated CAIR, but allowed the rule to continue until the EPA issued a final replacement rule. In August 2010, the EPA issued for comment a proposed replacement rule for CAIR called the Clean Air Transport Rule (CATR), similarly intended to implement CAA Section 110. As proposed, the CATR did not include Texas in its annual SO2 or NOx programs to address alleged downwind fine particulate matter effects.

In July 2011, the EPA issued the final replacement rule for CAIR (as finally issued, the Cross-State Air Pollution Rule (CSAPR)). Unlike the CATR, the CSAPR includes Texas in its annual SO2 and NOx emissions reduction programs, as well as the seasonal NOx emissions reduction program. These programs require significant additional reductions of SO2 and NOx emissions from fossil-fueled generation units in covered states (including Texas) and institute a limited "cap and trade" system as an additional compliance tool to achieve reductions the EPA contends are necessary to implement CAA Section 110. As adopted in July 2011, the CSAPR would have required our fossil-fueled generation units to (i) reduce their annual SO2 and NOx emissions by approximately 137,000 tons (64 percent) and 9,200 tons (22 percent), respectively (compared to 2010 actual levels), each beginning on January 1, 2012 and (ii) reduce their seasonal NOx emissions by approximately 3,400 tons (19 percent) (compared to 2010 actual levels) beginning on May 1, 2012, which is the start of the ozone season.

In September 2011, we filed a petition for review in the D.C. Circuit Court challenging the CSAPR and a motion to stay the effective date of the CSAPR, in each case as applied to Texas.

In December 2011, the D.C. Circuit Court granted our motion and all other motions for a judicial stay of the CSAPR in its entirety, including as applied to Texas. The D.C. Circuit Court's order does not invalidate the CSAPR but stays the implementation of its emissions reduction programs until a final ruling regarding the CSAPR's validity is issued by the D.C. Circuit Court. The D.C. Circuit Court's order states that the EPA is expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the court's resolution of the petitions for review. Oral argument on the petitions was heard on April 13, 2012. We cannot predict when or how the D.C. Circuit Court will rule on the petitions.

In February 2012, the EPA released a final rule (Final Revisions) and a direct-to-final rule (Direct Final Rule) revising certain aspects of the CSAPR, including emissions budgets for the State of Texas. The Final Revisions increase the emissions budgets for the State of Texas by 50,517 tons for the annual SO2 program and 1,375 tons for each of the annual NOx and seasonal NOx programs. The Direct Final Rule further increases (over the Final Revisions) the Texas annual NOx emissions budget by 2,731 tons and the seasonal NOx emissions budget by 1,142 tons. In total, the emissions budgets established by the Final Revisions along with the Direct Final Rule would require our fossil-fueled generation units to reduce (i) their annual SO2 and NOx emissions by approximately 120,600 tons (56 percent) and 9,000 tons (22 percent), respectively, compared to 2010 actual levels, and (ii) their seasonal NOx emissions by approximately 3,300 tons (18 percent) compared to 2010 levels. The company could comply with these emissions limits either through physical reductions or through the purchase of emissions credits from third parties, but the volume of SO2 credits that may be purchased from sources outside of Texas is subject to limitations starting in 2014, as described in our 2011 Form 10-K. Simultaneous with the release of the Direct Final Rule, the EPA issued a proposed rule (Parallel Rule) that is identical to the Direct Final Rule and would replace the Direct Final Rule if the EPA receives significant adverse comments and withdraws the Direct Final Rule. In March 2012, we submitted comments to the EPA on the Parallel Rule requesting the EPA to make additional corrections to the CSAPR's budgets for Texas. If the EPA receives no significant adverse comments, the Direct Final Rule would become effective on May 21, 2012. Because the CSAPR is currently stayed by the D.C. Circuit Court, the Final Revisions and the Direct Final Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. In April 2012, we filed in the D.C. Circuit Court petitions for review of the Final Revisions and the Direct Final Rule on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. On April 20, 2012, the EPA posted on its website a statement indicating its intent to withdraw the Direct Final Rule based on its receipt of significant adverse comments. As of the date of the filing of this Form 10-Q, the EPA has not withdrawn the Direct Final Rule. If the EPA withdraws the Direct Final Rule, we intend to withdraw our petition for review of the Direct Final Rule. We cannot predict whether, when, or in what form the CSAPR, the Final Revisions, the Direct Final Rule or the Parallel Rule will take effect. Accordingly, we are unable to predict its effects on our results of operations, liquidity or financial condition.

Other EPA Actions — In 2005, the EPA published a final rule requiring reductions of mercury emissions from lignite/coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the D.C. Circuit Court vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court's ruling. In December 2011, the EPA finalized a new rule (called the Mercury and Air Toxics Standard or MATS). MATS regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal-fueled generation units required to comply with MATS as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. We continue to evaluate the measures necessary to comply with MATS, which are expected to require substantial capital expenditures, and have not finalized cost estimates. In April 2012, we filed a petition for review of MATS in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court. We cannot predict the timing or outcome of these petitions.

In September 2010, the EPA disapproved a portion of the State Implementation Plan pursuant to which the TCEQ implements its program to achieve the requirements of the Clean Air Act. The EPA disapproved the Texas standard permit for pollution control projects. We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the Clean Air Act. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for reconsideration. We cannot predict the timing or outcome of the EPA's reconsideration.

In March 2012, the EPA released a proposal for a performance standard for greenhouse gas emissions from new electric generation units (EGUs). The proposal, which is currently limited to new sources, is based on the carbon dioxide emission rate from a natural gas-fueled combined cycle EGU. None of our existing generation units would be considered a new source under the proposed rule. While we do not believe the proposed rule, as released, affects our existing generation units, we continue to review the proposed rule and expect to provide comments to the EPA.

Recent PUCT/ERCOT Actions — In response to ERCOT's publication of reports (known as the Capacity, Demand, and Reserves report and the Seasonal Assessment of Resource Adequacy report) showing declining reserve margins in ERCOT, the PUCT and the ERCOT Board of Directors have taken action to implement or approve in 2012 several changes to ERCOT protocols designed to establish minimum offer floors for wholesale power offers during deployment of certain reliability-related services, including non-spinning reserve, responsive reserve, reliability unit commitment, and other services. In addition, the PUCT approved for publication in April 2012 two proposed rules that would, among other things, increase the system-wide offer cap that applies to wholesale power offers in ERCOT beginning in August 2012 and continuing through 2015. The proposed rules would increase the cap from its present level of $3,000 per MWh to $4,500 per MWh in August 2012, and $5,000, $7,000, and $9,000 per MWh in the summers of 2013, 2014, and 2015, respectively, for the stated purpose of sending appropriate price signals to encourage development of generation resources in ERCOT.

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

At March 31, 2012, Oncor had installed 2,534,000 advanced digital meters, including 232,000 in 2012. As the new meters are integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data makes it possible for REPs to support new programs and pricing options. Cumulative capital expenditures for the deployment of the advanced meter system totaled $556 million at March 31, 2012, including $38 million in 2012. Oncor expects to complete installations of the remaining approximately 500,000 advanced meters by the end of 2012.

Other Oncor Matters with the PUCT — See discussion of these matters, including the construction of CREZ-related transmission lines, below under "Regulatory Matters."

RESULTS OF OPERATIONS

Consolidated Financial Results – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

See comparison of results of the Competitive Electric segment for discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain (loss) from commodity hedging and trading activities; operating costs; depreciation and amortization; SG&A expenses and franchise and revenue-based taxes.

See Note 15 to Financial Statements for details of other income and deductions.

Interest expense and related charges increased $142 million, or 22%, to $785 million in 2012. Interest paid/accrued increased $106 million to $847 million driven by higher average rates reflecting debt exchanges and amendments completed in 2011. The balance of the increase reflected $28 million in lower unrealized mark-to-market net gains on interest rate swaps (see Note 15 to Financial Statements).

Income tax benefit totaled $180 million and $215 million in 2012 and 2011, respectively. The effective rate was 33.3% and 34.3% in 2012 and 2011, respectively. The decrease in the rate was driven by a decrease in the lignite depletion deduction and an increase in disallowed interest expense from debt transactions, partially offset by a lower deferred state income tax provision reflecting higher income apportioned to Texas.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $7 million to $57 million in 2012 reflecting higher earnings at Oncor due to higher tariffs as a result of a PUCT rate review completed in 2011, partially offset by the effects of milder weather on revenue and higher depreciation and operation and maintenance expense.

Net loss decreased $58 million to $304 million in 2012.

•	Net loss in the Competitive Electric segment decreased $60 million to $260 million.

•	Earnings from the Regulated Delivery segment increased $7 million to $57 million as discussed above.

•
After-tax net expenses from Corporate and Other activities totaled $101 million and $92 million in 2012 and 2011, respectively. The amounts in 2012 and 2011 include recurring interest expense on outstanding debt and notes payable to subsidiaries, as well as corporate general and administrative expenses.

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

Competitive Electric Segment
Financial Results

	Three Months Ended March 31,
	2012	2011
Operating revenues	$1,222	$1,672
Fuel, purchased power costs and delivery fees	(628)	(830)
Net gain (loss) from commodity hedging and trading activities	368	(94)
Operating costs	(207)	(216)
Depreciation and amortization	(330)	(362)
Selling, general and administrative expenses	(155)	(162)
Franchise and revenue-based taxes	(19)	(21)
Other income	3	31
Other deductions	(3)	(2)
Interest income	17	27
Interest expense and related charges	(655)	(529)
Loss before income taxes	(387)	(486)
Income tax benefit	127	166
Net loss	$(260)	$(320)

Competitive Electric Segment
Sales Volume and Customer Count Data

	Three Months Ended March 31,		% Change
	2012	2011
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	4,660	5,944	(21.6)%
Small business (a)	1,338	1,766	(24.2)%
Large business and other customers	2,450	3,259	(24.8)%
Total retail electricity	8,448	10,969	(23.0)%
Wholesale electricity sales volumes (b)	8,813	9,211	(4.3)%
Total sales volumes	17,261	20,180	(14.5)%

Average volume (kWh) per residential customer (c)	2,887	3,387	(14.8)%

Weather (North Texas average) – percent of normal (d):
Heating degree days	77.5%	111.9%	(30.7)%

Customer counts:
Retail electricity customers (end of period and in thousands) (e):
Residential	1,603	1,739	(7.8)
Small business (a)	179	208	(13.9)
Large business and other customers	17	22	(22.7)
Total retail electricity customers	1,799	1,969	(8.6)
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of energy in the "real-time market."

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,		% Change
	2012	2011
Operating revenues:
Retail electricity revenues:
Residential	$578	$727	(20.5)%
Small business (a)	175	227	(22.9)%
Large business and other customers	174	249	(30.1)%
Total retail electricity revenues	927	1,203	(22.9)%
Wholesale electricity revenues (b) (c)	230	395	(41.8)%
Amortization of intangibles (d)	4	2	100.0%
Other operating revenues	61	72	(15.3)%
Total operating revenues	$1,222	$1,672	(26.9)%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$524	$228	—%
Unrealized net losses	(156)	(322)	(51.6)%
Total	$368	$(94)	—%
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended March 31,
	2012	2011
Reported in revenues	$(2)	$—
Reported in fuel and purchased power costs	6	6
Net gain	$4	$6

(c)	Includes net amounts related to sales and purchases of balancing energy in the "real-time market."

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,		% Change
	2012	2011
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$47	$42	11.9
Fuel for lignite/coal facilities	174	236	(26.3)
Total nuclear and lignite/coal facilities	221	278	(20.5)
Fuel for natural gas facilities and purchased power costs (a)	71	105	(32.4)
Amortization of intangibles (b)	12	36	(66.7)
Other costs	45	86	(47.7)
Fuel and purchased power costs	349	505	(30.9)
Delivery fees (c)	279	325	(14.2)
Total	$628	$830	(24.3)

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.77	$8.02	9.4
Lignite/coal facilities (d)	$19.91	$19.42	2.5
Natural gas facilities and purchased power (e)	$39.88	$53.57	(25.6)

Delivery fees per MWh	$32.93	$29.51	11.6

Production and purchased power volumes (GWh):
Nuclear facilities	5,338	5,206	2.5
Lignite/coal facilities	10,693	13,966	(23.4)
Total nuclear and lignite/coal facilities (f)	16,031	19,172	(16.4)
Natural gas facilities	142	153	(7.2)
Purchased power (g)	1,088	855	27.3
Total energy supply volumes	17,261	20,180	(14.5)

Capacity factors (f):
Nuclear facilities	106.3%	104.8%	1.4
Lignite/coal facilities	61.1%	83.2%	(26.6)
Total	71.2%	88.4%	(19.5)
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

(b)
Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.

(c)	Includes delivery fee charges from Oncor.

(d)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

(e)	Excludes volumes related to line loss and power imbalances.

(f)	Includes the estimated effects of 2,920 GWh and 1,000 GWh of economic backdown of lignite/coal-fueled units in the three months ended March 31, 2012 and 2011, respectively.

(g)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment – Financial Results — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating revenues decreased $450 million, or 27%, to $1.222 billion in 2012.

Retail electricity revenues decreased $276 million, or 23%, to $927 million due to a 23% decline in sales volumes reflecting decreases in both the residential and business markets. Residential volumes declined 22% reflecting milder winter weather and an 8% decrease in customer counts driven by competitive activity. A 31% decrease in heating degree days drove a 15% decline in average volume per residential customer. A 25% decline in business market volumes reflected a change in customer mix and lower customer counts. Overall average retail pricing was essentially flat to 2011.

Wholesale electricity revenues decreased $165 million, or 42%, to $230 million in 2012 driven by the effect of lower natural gas prices and mild weather on wholesale electricity prices and the impact of the severe winter weather in February 2011.

Fuel, purchased power costs and delivery fees decreased $202 million, or 24%, to $628 million in 2012. Lignite/coal fuel costs decreased $62 million reflecting increased economic backdown and an increase in unplanned outage days due to equipment failures, partially offset by increased coal, lignite mining and nuclear fuel costs. Delivery fees declined $46 million reflecting lower retail volumes. Purchased power and other costs decreased $61 million driven by the severe winter storm in February 2011 that resulted in equipment failures and higher electricity demand. Amortization of intangible assets decreased $24 million reflecting lower amortization of emission allowances due to an impairment recorded in the third quarter 2011 and expiration of contracts fair-valued under purchase accounting at the Merger date.

A 23% decrease in lignite/coal-fueled production was driven by an increase in economic backdown and unplanned outage days in 2012, while nuclear-fueled production increased 3% reflecting no outage time in 2012.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $368 million in net gains for the three months ended March 31, 2012 and $94 million in net losses for the three months ended March 31, 2011:

	Three Months Ended March 31, 2012
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$514	$(181)	$333
Trading positions	10	25	35
Total	$524	$(156)	$368

	Three Months Ended March 31, 2011
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$208	$(326)	$(118)
Trading positions	20	4	24
Total	$228	$(322)	$(94)

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $4 million in net gains in 2012 and $6 million in net gains in 2011 (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $9 million, or 4%, to $207 million in 2012. The decrease reflected $5 million in costs incurred in 2011 related to a nuclear unit refueling outage, $2 million for periodic major inspections of natural gas generation units in 2011 and $2 million in lower property tax expense.

Depreciation and amortization decreased $32 million, or 9%, to $330 million in 2012. The decrease reflected certain fully depreciated or retired assets at our legacy generation units.

SG&A expenses decreased $7 million, or 4%, to $155 million in 2012. The decrease reflected $9 million in lower bad debt expense due to improved collection initiatives, customer mix and lower revenues.

Other income totaled $3 million in 2012 and $31 million in 2011. Other income in 2011 included $21 million related to the settlement of bankruptcy claims against a counterparty and $7 million for a property damage claim. See Note 15 to Financial Statements.

Interest expense and related charges increased $126 million, or 24%, to $655 million in 2012. Interest paid/accrued increased $83 million to $691 million driven by higher average rates reflecting debt exchanges and amendments completed in 2011. The balance of the increase reflected $32 million in lower unrealized mark-to-market net gains on interest rate swaps.

Income tax benefit totaled $127 million and $166 million on pretax losses in 2012 and 2011, respectively. The effective rate was 32.8% and 34.2% in 2012 and 2011, respectively. The decrease in the effective rate was driven by a decrease in the lignite depletion deduction and an increase in disallowed interest expense from debt transactions, partially offset by a lower deferred state income tax provision reflecting higher income apportioned to Texas.

After-tax loss for the segment decreased $60 million to $260 million in 2012 reflecting net gains from commodity hedging and trading activities in 2012 compared to net losses in 2011, partially offset by the effects of lower wholesale sales prices and higher interest expense. The overall unfavorable effect of the severe winter weather in 2011 was offset by the unfavorable effect of milder weather on retail sales volumes in 2012.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities in the three months ended March 31, 2012 and 2011. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $152 million and $316 million in unrealized net losses in 2012 and 2011, respectively arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Three Months Ended March 31,
	2012	2011
Commodity contract net asset at beginning of period	$3,190	$3,097
Settlements of positions (a)	(510)	(298)
Changes in fair value of positions in the portfolio (b)	358	(18)
Other activity (c)	(1)	1
Commodity contract net asset at end of period	$3,037	$2,782
____________

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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at March 31, 2012, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at March 31, 2012
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(2)	$(28)	$—	$—	$(30)
Prices provided by other external sources	1,687	1,385	—	—	3,072
Prices based on models	14	(19)	—	—	(5)
Total	$1,699	$1,338	$—	$—	$3,037
Percentage of total fair value	56%	44%	—%	—%	100%

The "prices actively quoted" category reflects only exchange-traded contracts for which active quotes are readily available. The "prices provided by other external sources" category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT's North Hub that are deemed active markets extend through 2014 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The "prices based on models" category contains the value of all non-exchange-traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 9 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flow — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 — Cash provided by operating activities decreased $190 million to $138 million in 2012 reflecting $121 million in higher cash interest payments and $72 million in lower net margin deposits received.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $46 million and $69 million in the three months ended March 31, 2012 and 2011, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash provided by financing activities totaled $420 million in 2012 compared to cash used by financing activities of $292 million in 2011. Activity in 2012 reflected the issuance of $1.150 billion of EFIH 11.75% Notes; the majority of the net proceeds were ultimately used to repay all borrowings under the TCEH Revolving Credit Facility (see Note 6). Activity in 2011 reflected a reduction in net borrowings under the TCEH Revolving Credit Facility.

See Note 6 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash used in investing activities totaled $243 million and $240 million in 2012 and 2011, respectively. Capital expenditures increased $37 million to $186 million in 2012 reflecting increased environmental-related spending. Nuclear fuel purchases decreased $34 million due to timing. Restricted cash related to margin deposits provided $15 million of cash in 2012 as compared to a $3 million use in 2011.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the three months ended March 31, 2012 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Repayments and Repurchases
TCEH (a)	$14	$(18)
EFCH	—	—
EFIH	1,150	—
EFH Corp. (b)	—	(5)
Total long-term	1,164	(23)
Total short-term – TCEH (c)	—	(670)
Total	$1,164	$(693)
___________

(a)
Borrowings represent a sale/leaseback transaction for mining equipment entered into in 2012, and repayments represent $14 million of payments of principal at scheduled maturity dates and $4 million of payments of capital lease liabilities (see Note 6 to Financial Statements).

(b)
Includes a $4 million noncash reduction of an office building financing liability secured by a drawn letter of credit as discussed in Note 6 to Financial Statements (offset by a reduction in a prepaid asset).

(c)	Short-term amount represents net repayments of borrowings under the TCEH Revolving Credit Facility.

See Note 6 to Financial Statements for further detail of long-term debt and other financing arrangements, including $48 million of debt due currently (within 12 months) at March 31, 2012.

We regularly evaluate potential opportunities to improve our balance sheet through transactions that extend debt maturities or reduce the amount of our debt. Future activities under this liability management program may include, among others, the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing, extension and exchange transactions (including pursuant to a Rule 10b-5(1) plan) or via public or private exchange or tender offers.

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

Available Liquidity — The following table summarizes changes in available liquidity in the three months ended March 31, 2012.

	Available Liquidity
	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$1,141	$826	$315
TCEH Revolving Credit Facility	2,054	1,384	670
TCEH Letter of Credit Facility	198	169	29
Total liquidity	$3,393	$2,379	$1,014

Available liquidity increased $1.014 billion in the first quarter 2012 reflecting proceeds from the issuance of $1.150 billion of EFIH 11.75% Notes in February 2012, a substantial portion of which was used to repay borrowings under the TCEH Revolving Credit Facility (see Note 6). For the quarter, capital expenditures including nuclear fuel purchases exceeded cash from operations by $112 million. See discussion of cash flows above.

Secured Debt Capacity — At April 27, 2012, EFH Corp. believes that it and its subsidiaries (excluding the Oncor Ring-Fenced Entities) are permitted under their applicable debt agreements to issue additional senior secured debt (in each case, subject to certain exceptions and conditions set forth in their applicable debt documents) as follows:

•
EFH Corp. and EFIH collectively are permitted to issue up to approximately $1.8 billion of additional aggregate principal amount of debt secured by EFIH's equity interest in Oncor Holdings (of which approximately $500 million can be on a first-priority basis and the remainder on a second-priority basis);

•
TCEH is permitted to issue approximately $2.6 billion of additional aggregate principal amount of debt secured by substantially all of the assets of TCEH and certain of its subsidiaries (of which $750 million can be on a first-priority basis and the remainder on a second-priority basis), and

•	TCEH is permitted to issue an unlimited amount of additional first-priority debt in order to refinance the first-priority debt outstanding under the TCEH Senior Secured Facilities.

These amounts are estimates based on EFH Corp.'s current interpretation of the covenants set forth in its and its subsidiaries' applicable debt agreements and do not take into account exceptions in the agreements that may allow for the incurrence of additional secured debt, including, but not limited to, acquisition debt, coverage ratio debt, refinancing debt, capital leases and hedging obligations. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or changes in the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional future debt may impose greater restrictions on the incurrence of secured debt by EFH Corp. and its subsidiaries. Consequently, the actual amount of senior secured debt that EFH Corp. and its subsidiaries are permitted to incur under their respective debt agreements could be materially different than the amounts provided above.

Pension and OPEB Plan Funding — Pension and OPEB plan funding is expected to total $124 million and $24 million, respectively, in 2012. Oncor is expected to fund $140 million of the total amount consistent with its share of the liability. We made pension and OPEB contributions of $25 million and $6 million, respectively, in the three months ended March 31, 2012, of which an aggregate $29 million was contributed by Oncor.

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

EFH Corp. expects to make its May and November 2012 interest payments on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. is expected to issue an additional $27 million aggregate principal amount of the notes in May 2012 and $28 million in November 2012. Also, as a result of EFIH's ownership of EFH Corp. Toggle Notes ($2.784 billion principal amount at March 31, 2012 that is eliminated in consolidation), EFH Corp. is expected to issue to EFIH an additional $167 million aggregate principal amount of the notes in May 2012 and $177 million in November 2012. The elections are expected to further increase liquidity in May 2012 by an amount equal to a currently estimated $25 million (excluding $156 million related to notes held by EFIH) and in November 2012 by an amount equal to a currently estimated $26 million (excluding $166 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes. See Note 6 to Financial Statements for further discussion of the EFH Corp. Toggle Notes.

Similarly, TCEH expects to make its May and November 2012 interest payments on the TCEH Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH is expected to further increase the aggregate principal amount of the notes by $88 million in May 2012 and $93 million in November 2012. The elections are expected to further increase liquidity in May 2012 by an amount equal to an estimated $82 million and in November 2012 by an amount equal to an estimated $87 million, constituting the amounts of cash interest that otherwise would have been payable on the notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral posting obligations. In addition, TCEH's Commodity Collateral Posting Facility (CCP facility), an uncapped senior secured revolving credit facility that matures in December 2012, funds the cash collateral posting requirements for a significant portion of the positions in the natural gas price hedging program not otherwise secured by a first-lien interest in the assets of TCEH. The aggregate principal amount of the CCP facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the CCP facility, at March 31, 2012, approximately 90% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. Due to declines in forward natural gas prices, no amounts were outstanding under the CCP facility at March 31, 2012 or December 31, 2011. See Note 6 to Financial Statements for more information about the TCEH Senior Secured Facilities, which include the CCP facility.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. At March 31, 2012, restricted cash collateral held totaled $114 million. See Note 15 to Financial Statements regarding restricted cash.

With the natural gas price hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. At March 31, 2012, approximately 130 million MMBtu of positions related to the natural gas price hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped CCP facility supports the collateral posting requirements related to the majority of these positions. The positions supported by the CCP facility mature by the end of 2012, when the CCP facility matures.

At March 31, 2012, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$43 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $50 million posted at December 31, 2011;

•
$1.060 billion in cash has been received from counterparties, net of $24 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $1.055 billion received, net of $6 million in cash posted, at December 31, 2011;

•	$338 million in letters of credit have been posted with counterparties, as compared to $363 million posted at December 31, 2011, and

•	$96 million in letters of credit have been received from counterparties, as compared to $103 million received at December 31, 2011.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total approximately $64 million, and no payments or refunds of federal income taxes are expected in the next 12 months. Net payments totaled $1 million in the three months ended March 31, 2012.

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in the next twelve months (see Note 15 to Financial Statements).

Interest Rate Swap Transactions — See Note 6 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — TCEH participates in EFH Corp.'s accounts receivable securitization program with financial institutions (the funding entities). In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $93 million and $104 million at March 31, 2012 and December 31, 2011, respectively. See Note 5 to Financial Statements for a more complete description of the program, including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Distributions from Oncor — Oncor's distributions to us totaled $36 million and $16 million in the three months ended March 31, 2012 and 2011, respectively. We expect to receive a distribution totaling approximately $32 million from Oncor in May 2012. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

In 2009, the PUCT awarded certain CREZ construction projects to Oncor. See discussion below under "Regulatory Matters — Oncor Matters with the PUCT." As a result of the increased capital expenditures for CREZ and the debt-to-equity ratio cap, we expect our distributions from Oncor will be substantially reduced or temporarily discontinued during the CREZ construction period, which is expected to be completed by the end of 2013.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of our financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. At March 31, 2012, we were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — The TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations.

Adjusted EBITDA (as used in the restricted payments covenant contained in the indenture governing the EFH Corp. Senior Secured Notes) in the twelve months ended March 31, 2012 totaled $5.110 billion for EFH Corp. See Exhibits 99(b), 99(c) and 99(d) for a reconciliation of net income (loss) to Adjusted EBITDA for EFH Corp., TCEH and EFIH, respectively, in the three and twelve months ended March 31, 2012 and 2011.

The table below summarizes TCEH's secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp., EFIH and TCEH that are applicable under certain other threshold covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Notes, the TCEH Senior Secured Second Lien Notes, the EFH Corp. Senior Notes, the EFH Corp. Senior Secured Notes and the EFIH Notes at March 31, 2012 and December 31, 2011. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp., EFIH or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFH Corp. and its consolidated subsidiaries are in compliance with their maintenance covenants.

	March 31, 2012	December 31, 2011	Threshold Level at March 31, 2012
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	5.59 to 1.00	5.78 to 1.00	Must not exceed 8.00 to 1.00 (b)
Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFIH Notes:
EFIH fixed charge coverage ratio (c)	(d)	(d)	At least 2.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.3 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (e)	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	9.7 to 1.0	81.7 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (c) (f)	(d)	(d)	At least 2.0 to 1.0
EFIH leverage ratio	5.9 to 1.0	5.3 to 1.0	Equal to or less than 6.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	8.3 to 1.0	8.7 to 1.0	Equal to or less than 6.5 to 1.0
___________

(a)
At March 31, 2012, includes actual Adjusted EBITDA for both Oak Grove units and the Sandow 5 unit and all outstanding debt under the Delayed Draw Term Loan. At December 31, 2011, includes pro forma Adjusted EBITDA for the new Oak Grove 2 generation unit as well as actual Adjusted EBITDA for Sandow 5 and Oak Grove 1 units and all outstanding debt under the Delayed Draw Term Loan.

(b)
Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded at March 31, 2012) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

(c)
Although EFIH currently meets the fixed charge coverage ratio threshold applicable to certain covenants contained in the indentures governing the EFIH Notes, EFIH's ability to use such thresholds to incur debt or make restricted payments/investments is currently limited by the covenants contained in indentures governing the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes.

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

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH's non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, at March 31, 2012, counterparties to those contracts could have required TCEH to post up to an aggregate of $50 million in additional collateral. This amount largely represents the below market terms of these contracts at March 31, 2012; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At March 31, 2012, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $29 million, with $12 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2012, TCEH posted letters of credit in the amount of $71 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the "day-ahead" and "real-time markets" operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $145 million at March 31, 2012 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Other arrangements of EFH Corp. and its subsidiaries, including Oncor's credit facility, the accounts receivable securitization program (see Note 5 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($20.222 billion at March 31, 2012) under such facilities.

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

Under the terms of a TCEH rail car lease, which had $42 million in remaining lease payments at March 31, 2012 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $46 million in remaining lease payments at March 31, 2012 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

The indentures governing the EFH Corp. Senior Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Secured Notes.

The indentures governing the EFIH Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFIH or any of its restricted subsidiaries or of any debt that EFIH guarantees in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFIH Notes.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2012 that are expected to materially impact our financial statements.

REGULATORY MATTERS

See discussions in Note 7 to Financial Statements.

Oncor Matters with the PUCT

Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At March 31, 2012, Oncor's cumulative CREZ-related capital expenditures totaled $1.056 billion, including $157 million in 2012. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013 with additional voltage support projects completed by early 2014.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 39940 and 40142) — In order to recover its wholesale transmission costs, including fees paid to other transmission service providers, Oncor updates the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In November 2011, Oncor filed an application to update the TCRF, which was approved by the PUCT in January 2012 and became effective March 1, 2012. This application was designed to lower Oncor's revenues for the period from March 2012 through August 2012 by $41 million, reflecting over-recoveries due to hot weather in the summer of 2011.

Stipulation Approved by the PUCT — In April 2008, the PUCT entered an order, which became final in June 2008, approving the terms of a stipulation relating to a filing in 2007 by Oncor and Texas Holdings with the PUCT pursuant to Section 14.101(b) of the Texas Public Utility Regulatory Act and PUCT Substantive Rule 25.75. Among other things, the stipulation required Oncor to file a rate review no later than July 1, 2008 based on a test year ended December 31, 2007, which Oncor filed in June 2008. The PUCT issued a final order with respect to the rate review in August 2009. In July 2008, Nucor Steel filed an appeal of the PUCT's order in the 200th District Court of Travis County, Texas (District Court). A hearing on the appeal was held in June 2010, and the District Court affirmed the PUCT order in its entirety. Nucor Steel appealed that ruling to the Third Court of Appeals in Austin, Texas (Austin Court of Appeals) in July 2010. In March 2012, the Austin Court of Appeals affirmed the District Court's ruling. Nucor Steel has until April 30, 2012 to file a petition for review with the Texas Supreme Court.

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

We have a corporate risk management organization that is headed by the Chief Financial Officer, who also functions as the Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits, and evaluates the risks inherent in our businesses.

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

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Month-end average Trading VaR:	$11	$4
Month-end high Trading VaR:	$12	$8
Month-end low Trading VaR:	$10	$1
VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Month-end average MtM VaR:	$168	$195
Month-end high MtM VaR:	$206	$268
Month-end low MtM VaR:	$127	$121

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

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Month-end average EaR:	$115	$170
Month-end high EaR:	$137	$228
Month-end low EaR:	$93	$121

The decreases in the risk measures (MtM VaR and EaR) above reflected a reduction of positions in the natural gas price hedging program due to maturities and lower forward natural gas prices.

Interest Rate Risk

At March 31, 2012, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $10 million, taking into account the interest rate swaps discussed in Note 6 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.926 billion at March 31, 2012. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at March 31, 2012 include $380 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $69 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At March 31, 2012, the exposure to credit risk from these counterparties totaled $1.546 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $1.114 billion in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $432 million decreased $149 million in the three months ended March 31, 2012, driven by maturities of positions in the natural gas price hedging program, partially offset by the effect of declining natural gas prices on the value of open positions in the program.

Of this $432 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at March 31, 2012 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions in the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 11 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,535	$1,107	$428	$1,444	$109	$(18)	$1,535
Noninvestment grade	11	7	4	11	—	—	11
Totals	$1,546	$1,114	$432	$1,455	$109	$(18)	$1,546
Investment grade	99.3%		99.1%
Noninvestment grade	0.7%		0.9%

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

Significant (10% or greater) concentration of credit exposure exists with one counterparty, which represented 55% of the $432 million net exposure. We view exposure to this counterparty to be within an acceptable level of risk tolerance due to the counterparty's credit rating and the importance of our business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2011 Form 10-K and the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the US Commodity Futures Trading Commission, with respect to, among other things:

◦	allowed prices;

◦	allowed rates of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil-fueled generation facilities;

◦	operations of mines;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS and climate change initiatives, and

◦	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	activity in the credit default swap market related to our debt instruments;

•	financial restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;

•	our ability to successfully execute our liability management program or otherwise address our debt maturities;

•	any defaults under certain of our financing arrangements that could trigger cross default or cross acceleration provisions under other financing arrangements;

•	our ability to make intercompany loans or otherwise transfer funds among different entities in our corporate structure;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	adverse claims by our creditors or holders of our debt securities;

•	our ability to effectively execute our operational strategy, and

•	our ability to implement cost reduction initiatives.

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 7 to Financial Statements regarding legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.	MINE SAFETY DISCLOSURES

We currently own and operate 12 surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other regulatory agencies such as the RRC. The MSHA inspects US mines, including ours, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95(a) to this quarterly report on Form 10-Q.

Item 5.	OTHER INFORMATION

On April 25, 2012, the Organization & Compensation Committee of the EFH Corp. Board of Directors approved revisions to the terms of a Deferred Share Agreement between Mr. Paul Keglevic, our Chief Financial Officer, and EFH Corp. Under the existing Deferred Share Agreement, Mr. Keglevic was entitled to receive $3,200,000 (the “Deferred Amount”) if he left the Company on or after September 30, 2012 (or generally if he remained employed at the Company on September 30, 2013). The revised Deferred Share Agreement provides that the Deferred Amount will vest and be paid on September 30, 2012 provided that Mr. Keglevic is employed by EFH Corp. on such date. In addition, a tax gross-up provision relating to Section 409A of the Internal Revenue Code will be added to the Deferred Share Agreement. Other than the revisions as described above, the terms of the Deferred Share Agreement will remain the same.

Item 6.	Exhibits

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(3(i))	Articles of Incorporation

3(a)	1-12833 Form 8-K (filed October 11, 2007)	3.1	—	Restated Certificate of Formation of Energy Future Holdings Corp.

(3(ii))	By-laws

3(b)	1-12833 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	3(a)	—	Amended and Restated Bylaws of Energy Future Holdings Corp.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Energy Future Intermediate Holding Company

4(a)	1-12833 Form 8-K (filed February 7, 2012)	4.1	—
First Supplemental Indenture, dated February 6, 2012, to the indenture dated April 25, 2005, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(b)	1-12833 Form 8-K (filed February 7, 2012)	4.2	—
Registration Rights Agreement, dated February 6, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(c)	1-12833 Form 8-K (filed February 29, 2012)	4.1	—
Second Supplemental Indenture, dated February 28, 2012, to the indenture dated April 25, 2005, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(d)	1-12833 Form 8-K (filed February 29, 2012)	4.2	—
Registration Rights Agreement, dated February 28, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the initial purchasers named therein, relating to 11.750% Senior Secured Second Lien Notes due 2022.

(10)	Material Contracts.
10(a)			—	Employment Agreement, dated April 27, 2012, among EFH Corporate Services Company, Energy Future Holdings Corp., and Stacey H. Doré.

10(b)			—	Employment Agreement, dated April 27, 2012, among EFH Corporate Services Company, Energy Future Holdings Corp., and Carrie L. Kirby.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—	Certification of John Young, principal executive officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—
Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2012.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2012 and 2011.

99(c)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2012 and 2011.

99(d)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2012 and 2011.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ STAN SZLAUDERBACH
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: April 30, 2012