Form 10-Q
period 2013-03-31
Energy Future Holdings Corp /TX/
filed 2013-05-02
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12833

Energy Future Holdings Corp.

(Exact name of registrant as specified in its charter)

Texas	46-2488810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

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

At May 1, 2013, there were 1,682,027,886 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2012 Form 10-K	EFH Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012

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

CAIR	Clean Air Interstate Rule

CFTC	US Commodity Futures Trading Commission

Competitive Electric segment	the EFH Corp. business segment that consists principally of TCEH

CREZ	Competitive Renewable Energy Zone

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011 and vacated by the US Court of Appeals for the District of Columbia Circuit in August 2012 (see Note 6 to Financial Statements)

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH
Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context (formerly known as Energy Future Competitive Holdings Company, which was a Texas corporation)

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

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

MATS	the Mercury and Air Toxics Standard established by the EPA

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

MMBtu	million British thermal units

Moody's	Moody's Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOX	nitrogen oxides

NRC	US Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a physical commodity futures exchange

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
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp., that were guaranteed on a senior unsecured basis by EFCH and EFIH and were repaid by EFH Corp. in January 2013.

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

TCEH Senior Secured Facilities	Refers, collectively, to the TCEH Term Loan Facilities, TCEH Revolving Credit Facility and TCEH Letter of Credit Facility. See Note 5 to Financial Statements for details of these facilities.

TCEH Senior Secured Notes	TCEH's and TCEH Finance's 11.5% Senior Secured Notes due October 1, 2020

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

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Operating revenues	$1,260	$1,222
Fuel, purchased power costs and delivery fees	(636)	(628)
Net gain (loss) from commodity hedging and trading activities	(197)	368
Operating costs	(229)	(207)
Depreciation and amortization	(351)	(337)
Selling, general and administrative expenses	(162)	(158)
Franchise and revenue-based taxes	(17)	(19)
Other income (Note 13)	8	7
Other deductions (Note 13)	(3)	(6)
Interest income	—	2
Interest expense and related charges (Note 13)	(784)	(785)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(1,111)	(541)
Income tax benefit	475	180
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 2)	67	57
Net loss	$(569)	$(304)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Net loss	$(569)	$(304)
Other comprehensive income, net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit (expense) of $1 and $(2))	(2)	4
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period and reported in:
Net loss (net of tax benefit of $1 in both periods)	2	3
Equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in all periods)	1	1
Total other comprehensive income	1	8
Comprehensive loss	$(568)	$(296)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(569)	$(304)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	394	383
Deferred income tax benefit, net	(322)	(185)
Unrealized net loss from mark-to-market valuations of commodity positions	487	152
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 5)	(150)	(114)
Interest expense on toggle notes payable in additional principal (Notes 5 and 13)	41	57
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 13)	61	61
Equity in earnings of unconsolidated subsidiaries	(67)	(57)
Distributions of earnings from unconsolidated subsidiaries	31	36
Bad debt expense (Note 4)	6	5
Accretion expense related primarily to mining reclamation obligations (Note 13)	8	9
Stock-based incentive compensation expense	2	4
Changes in operating assets and liabilities:
Margin deposits, net	(199)	12
Other operating assets and liabilities	179	79
Cash provided by (used in) operating activities	$(98)	$138
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	$—	$1,150
Repayments/repurchases of long-term debt (Note 5)	(16)	(19)
Net short-term borrowings under accounts receivable securitization program (Note 4)	7	(11)
Decrease in other short-term borrowings (Note 5)	—	(670)
Decrease in note payable to unconsolidated subsidiary (Note 11)	—	(10)
Sale/leaseback of equipment	—	14
Contributions from noncontrolling interests	1	2
Debt amendment, exchange and issuance costs and discounts, including third-party fees expensed	(6)	(37)
Other, net	(1)	1
Cash provided by (used in) financing activities	(15)	420

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	(139)	(186)
Nuclear fuel purchases	(20)	(64)
Proceeds from sales of assets	1	—
Restricted cash used to settle TCEH Demand Notes (Note 11)	680	—
Other changes in restricted cash	(4)	15
Purchases of environmental allowances and credits	(5)	(6)
Proceeds from sales of nuclear decommissioning trust fund securities	41	10
Investments in nuclear decommissioning trust fund securities	(45)	(14)
Other, net	2	2
Cash provided by (used in) investing activities	511	(243)

Net change in cash and cash equivalents	398	315
Cash and cash equivalents — beginning balance	1,913	826
Cash and cash equivalents — ending balance	$2,311	$1,141

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2,311	$1,913
Restricted cash (Note 13)	4	680
Trade accounts receivable — net (includes $373 and $445 in pledged amounts related to a VIE (Notes 2 and 4))	569	718
Inventories (Note 13)	408	393
Commodity and other derivative contractual assets (Note 9)	1,328	1,595
Margin deposits related to commodity positions	127	71
Other current assets	111	143
Total current assets	4,858	5,513
Restricted cash (Note 13)	947	947
Receivable from unconsolidated subsidiary (Note 11)	825	825
Investment in unconsolidated subsidiary (Note 2)	5,886	5,850
Other investments (Note 13)	814	767
Property, plant and equipment — net (Note 13)	18,496	18,705
Goodwill (Note 3)	4,952	4,952
Identifiable intangible assets — net (Note 3)	1,735	1,755
Commodity and other derivative contractual assets (Note 9)	424	586
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	1,168	1,070
Total assets	$40,105	$40,970
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $89 and $82 related to a VIE (Notes 2 and 5))	$2,143	$2,136
Long-term debt due currently (Note 5)	90	103
Trade accounts payable	411	394
Net payables due to unconsolidated subsidiary (Note 11)	75	19
Commodity and other derivative contractual liabilities (Note 9)	1,107	1,044
Margin deposits related to commodity positions	457	600
Accumulated deferred income taxes	43	48
Accrued interest	721	571
Other current liabilities	360	353
Total current liabilities	5,407	5,268
Accumulated deferred income taxes	3,213	2,828
Commodity and other derivative contractual liabilities (Note 9)	1,407	1,556
Long-term debt, less amounts due currently (Note 5)	38,006	37,815
Other noncurrent liabilities and deferred credits (Note 13)	3,560	4,426
Total liabilities	51,593	51,893
Commitments and Contingencies (Note 6)
Equity (Note 7):
EFH Corp. shareholders' equity	(11,591)	(11,025)
Noncontrolling interests in subsidiaries	103	102
Total equity	(11,488)	(10,923)
Total liabilities and equity	$40,105	$40,970
See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the company" are to EFH Corp. and/or its subsidiaries, as apparent in the context. See "Glossary" for defined terms.

EFH Corp., a Texas corporation, is a Dallas-based holding company that conducts its operations principally through its TCEH and Oncor subsidiaries. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. EFCH is a holding company and a wholly-owned subsidiary of EFH Corp., and TCEH is a wholly-owned subsidiary of EFCH. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. EFIH is a holding company and a wholly-owned subsidiary of EFH Corp. Oncor Holdings, a holding company and a wholly-owned subsidiary of EFIH, holds an approximate 80% equity interest in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Oncor (and its majority owner, Oncor Holdings) are not consolidated in EFH Corp.'s financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

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

We have two reportable segments: the Competitive Electric segment, consisting largely of TCEH, and the Regulated Delivery segment, consisting largely of our investment in Oncor. See Note 12 for further information concerning reportable business segments.

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

Note 5 provides the details of EFH Corp.'s and its consolidated subsidiaries' short-term borrowings and long-term debt, including principal amounts and maturity dates, as well as details of recent debt activity, including the three-year extension of the portion of the TCEH Revolving Credit Facility that would have expired in 2013. At March 31, 2013, TCEH had $1.7 billion of cash and cash equivalents and $212 million of available capacity under its letter of credit facility. Based on the current forecast of cash from operating activities, which reflects current forward market electricity prices, projected capital expenditures and other cash flows, we expect that TCEH will have sufficient liquidity to meets its obligations until October 2014, at which time a total of $3.8 billion of the TCEH Term Loan Facilities matures. TCEH's ability to satisfy this obligation is dependent upon the implementation of one or more of the actions described immediately below.

EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into equity of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries. These actions could result in holders of EFH Corp., EFIH and TCEH debt instruments not recovering the full principal amount of those obligations.

Discussions with Creditors

We recently engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH's subsidiaries (the Creditors) with respect to our capital structure, including the possibility of a restructuring transaction. During the discussions, proposed changes to our capital structure were presented to the Creditors. The proposed changes included a consensual restructuring of TCEH's debt under which EFCH, TCEH, and certain of TCEH's subsidiaries would implement a prepackaged plan of reorganization by commencing voluntary cases under Chapter 11 of the United States Bankruptcy Code. Under this proposed plan, the TCEH first lien creditors would exchange their claims for a combination of EFH Corp. equity and cash or new long-term debt of TCEH, and the Sponsors would continue to hold an equity investment in EFH Corp. The Sponsors communicated a willingness to contribute new equity capital to EFH Corp. to facilitate implementation of the proposed plan in an amount that would provide substantial additional liquidity to EFH Corp. and EFIH, provided that in such circumstances the Sponsors would receive additional equity of EFH Corp. Following implementation of the proposed plan, EFH Corp. would continue to hold all of the equity interests in EFCH and EFIH, EFCH would continue to hold all of the equity interests in TCEH, and EFIH would continue to hold all of the equity interests in Oncor Holdings. We and the Creditors have not reached agreement on the terms of any change in our capital structure and are currently not engaged in ongoing negotiations. We will continue to consider and evaluate a range of future changes to our capital structure, in addition to the proposed changes described above. In addition, we and the Sponsors may engage from time to time in additional discussions, which may include proposed changes to our capital structure, with the Creditors, other creditors and their professional advisors.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2012 Form 10-K. Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Note 2). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Any acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2012 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Consolidated VIEs

See discussion in Note 4 regarding the VIE related to our accounts receivable securitization program that is consolidated under the accounting standards.

We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI's US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC's equity interests, respectively (see Note 7).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	March 31, 2013	December 31, 2012	Liabilities:	March 31, 2013	December 31, 2012
Cash and cash equivalents	$80	$43	Short-term borrowings	$89	$82
Accounts receivable	373	445	Trade accounts payable	1	1
Property, plant and equipment	136	134	Other current liabilities	9	7
Other assets, including $3 million and $12 million of current assets	11	16
Total assets	$600	$638	Total liabilities	$99	$90

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our assets to settle the obligations of the VIE.

Non-Consolidation of Oncor Holdings

Our investment in unconsolidated subsidiary as presented in the balance sheet totaled $5.886 billion and $5.850 billion at March 31, 2013 and December 31, 2012, respectively, and consists almost entirely of our interest in Oncor Holdings (100% owned), which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 28% and 29% of Oncor Holdings' consolidated operating revenues for the three months ended March 31, 2013 and 2012, respectively.

See Note 11 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $31 million and $36 million for the three months ended March 31, 2013 and 2012, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At March 31, 2013, $196 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2013, Oncor's regulatory capitalization ratio was 58.6% debt and 41.4% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company, which were issued in 2003 and 2004 to recover specific generation-related regulatory asset stranded and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

In addition to distributions of earnings, under a tax sharing agreement we received income tax payments from Oncor and Oncor Holdings totaling $9 million for the three months ended March 31, 2013. We received no payments from Oncor or Oncor Holdings for the three months ended March 31, 2012 (see Note 11).

Oncor Holdings Financial Statements— Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31,
	2013	2012
Operating revenues	$817	$783
Operation and maintenance expenses	(298)	(296)
Depreciation and amortization	(199)	(184)
Taxes other than income taxes	(102)	(102)
Other income	5	7
Other deductions	(4)	(1)
Interest income	1	8
Interest expense and related charges	(94)	(91)
Income before income taxes	126	124
Income tax expense	(41)	(52)
Net income	85	72
Net income attributable to noncontrolling interests	(18)	(15)
Net income attributable to Oncor Holdings	$67	$57

Assets and liabilities of Oncor Holdings at March 31, 2013 and December 31, 2012 are presented below:

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21	$45
Restricted cash	55	55
Trade accounts receivable — net	352	338
Trade accounts and other receivables from affiliates	121	53
Inventories	68	73
Accumulated deferred income taxes	48	26
Prepayments and other current assets	85	82
Total current assets	750	672
Restricted cash	16	16
Other investments	84	83
Property, plant and equipment — net	11,504	11,318
Goodwill	4,064	4,064
Regulatory assets — net	1,714	1,788
Other noncurrent assets	80	78
Total assets	$18,212	$18,019
LIABILITIES
Current liabilities:
Short-term borrowings	$977	$735
Long-term debt due currently	126	125
Trade accounts payable — nonaffiliates	92	121
Income taxes payable to EFH Corp.	45	34
Accrued taxes other than income	61	153
Accrued interest	89	95
Other current liabilities	101	110
Total current liabilities	1,491	1,373
Accumulated deferred income taxes	1,826	1,736
Investment tax credits	23	24
Long-term debt, less amounts due currently	5,374	5,400
Other noncurrent liabilities and deferred credits	1,943	1,999
Total liabilities	$10,657	$10,532

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment. There were no changes to the goodwill balance for the three months ended March 31, 2013. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated impairment charges	(13,390)
Balance at March 31, 2013 and December 31, 2012	$4,952

In the first quarter 2013, we finalized the fair value calculations supporting the $1.2 billion noncash goodwill impairment charge related to the Competitive Electric segment that was recorded in the fourth quarter 2012. No additional impairment was recorded.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	March 31, 2013			December 31, 2012
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$384	$79	$463	$378	$85
Favorable purchase and sales contracts	552	320	232	552	314	238
Capitalized in-service software	349	176	173	356	174	182
Environmental allowances and credits	596	396	200	594	393	201
Mining development costs	173	90	83	163	82	81
Total intangible assets subject to amortization	$2,133	$1,366	767	$2,128	$1,341	787
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			13			13
Total intangible assets			$1,735			$1,755

Amortization expense related to intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Segment	Three Months Ended March 31,
			2013	2012
Retail customer relationship	Depreciation and amortization	Competitive Electric	$6	$9
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	Competitive Electric	6	8
Capitalized in-service software	Depreciation and amortization	All	10	8
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	Competitive Electric	3	5
Mining development costs	Depreciation and amortization	Competitive Electric	8	6
Total amortization expense			$33	$36

Estimated Amortization of Intangible Assets – The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2013	$136
2014	$119
2015	$108
2016	$88
2017	$68

4.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

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

Under the program, TXU Energy (originator) sells all of its trade accounts receivable to TXU Energy Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a consolidated, wholly-owned, bankruptcy-remote subsidiary of TCEH. TXU Energy Receivables Company borrows funds from a financial institution using the accounts receivable as collateral.

The trade accounts receivable amounts under the program are reported in the financial statements as pledged balances, and the related funding amounts are reported as short-term borrowings.

The maximum funding amount currently available under the program is $200 million, which approximates the expected usage and applies only to receivables related to non-executory retail sales contracts. Program funding increased to $89 million at March 31, 2013 from $82 million at December 31, 2012. Because TCEH's credit ratings were lower than Ba3/BB-, under the terms of the program available funding is reduced by the amount of customer deposits held by the originator, which totaled $35 million at March 31, 2013.

TXU Energy Receivables Company issues a subordinated note payable to the originator in an amount equal to the difference between the face amount of the accounts receivable purchased, less a discount, and cash paid to the originator. Because the subordinated note is limited to 25% of the uncollected accounts receivable purchased, and the amount of borrowings is limited by terms of the financing agreement, any additional funding to purchase the receivables is sourced from cash on hand and/or capital contributions from TCEH. Under the program, the subordinated note issued by TXU Energy Receivables Company is subordinated to the security interests of the financial institution. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $44 million and $97 million at March 31, 2013 and December 31, 2012, respectively.

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

The discount from face amount on the purchase of receivables from the originator principally funds program fees paid to the financial institution. The program fees consist primarily of interest costs on the underlying financing and are reported as interest expense and related charges. The discount also funds a servicing fee, which is reported as SG&A expense, paid by TXU Energy Receivables Company to TXU Energy, which provides recordkeeping services and is the collection agent under the program.

Program fee amounts were as follows:

	Three Months Ended March 31,
	2013	2012
Program fees	$2	$2
Program fees as a percentage of average funding (annualized)	6.0%	7.1%

Activities of TXU Energy Receivables Company and TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2013	2012
Cash collections on accounts receivable	$980	$1,100
Face amount of new receivables purchased	(909)	(956)
Discount from face amount of purchased receivables	9	3
Program fees paid to financial institution	(2)	(2)
Servicing fees paid for recordkeeping and collection services	—	(1)
Decrease in subordinated notes payable	(52)	(133)
(Increase) decrease in cash held	(33)	—
Cash flows (provided to) used by originator under the program	$(7)	$11

The program expires in November 2015, provided that the expiration date will change to June 2014 if at that time more than $500 million aggregate principal amount of the term loans and deposit letter of credit loans under the TCEH Senior Secured Facilities maturing prior to October 2017 remain outstanding. The program is subject to the same financial maintenance covenant as the TCEH Senior Credit Facilities as discussed in Note 5. The program may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days outstanding ratio exceed stated thresholds, unless the financial institution waives such events of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Energy Receivables Company defaults in any payment with respect to debt in excess of $50,000 in the aggregate, or if EFH Corp., TCEH, any affiliate of TCEH acting as collection agent, any parent guarantor of the originator or the originator defaults in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. At March 31, 2013, there were no such events of termination.

If the program was terminated, TCEH's liquidity would be reduced because collections of sold receivables would be used by TXU Energy Receivables Company to repay borrowings from the financial institution instead of purchasing new receivables. We expect that the level of cash flows would normalize in approximately 10 to 24 days following termination.

Trade Accounts Receivable

	March 31, 2013	December 31, 2012
Wholesale and retail trade accounts receivable, including $383 and $454 in pledged retail receivables	$579	$727
Allowance for uncollectible accounts	(10)	(9)
Trade accounts receivable — reported in balance sheet	$569	$718

Gross trade accounts receivable at March 31, 2013 and December 31, 2012 included unbilled revenues of $200 million and $260 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2013	2012
Allowance for uncollectible accounts receivable at beginning of period	$9	$27
Increase for bad debt expense	6	5
Decrease for account write-offs	(5)	(12)
Allowance for uncollectible accounts receivable at end of period	$10	$20

5.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At March 31, 2013, outstanding short-term borrowings totaled $2.143 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.70%, excluding customary fees, and $89 million under the accounts receivable securitization program discussed in Note 4.

At December 31, 2012, outstanding short-term borrowings totaled $2.136 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.40%, excluding customary fees, and $82 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities and related cash borrowings at March 31, 2013 are presented below. Available letter of credit capacity totaled $212 million at March 31, 2013 as discussed below. The facilities are all senior secured facilities of TCEH.

		March 31, 2013
Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2016	$2,054	$—	$2,054	$—
TCEH Letter of Credit Facility (b)	October 2017 (b)	1,062	—	1,062	—
Total TCEH		$3,116	$—	$3,116	$—
___________

(a)
Facility used for borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. At March 31, 2013, borrowings under the facility bear interest at LIBOR plus 4.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility. In January 2013, commitments previously maturing in 2013 were extended to 2016 as discussed below.

(b)
Facility, $42 million of which matures in October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not secured by a first-lien interest in the assets of TCEH. The borrowings under this facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit and are classified as long-term debt. At March 31, 2013, the restricted cash totaled $947 million, after reduction for a $115 million letter of credit drawn in 2009 related to an office building financing. At March 31, 2013, the restricted cash supports $735 million in letters of credit outstanding, leaving $212 million in available letter of credit capacity.

Amendment and Extension of TCEH Revolving Credit Facility — In January 2013, the Credit Agreement governing the TCEH Senior Secured Facilities was amended to extend the maturity date of the $645 million of commitments maturing in October 2013 to October 2016, bringing the maturity date of all commitments under the TCEH Revolving Credit Facility totaling $2.054 billion to October 2016. The extended commitments have the same terms and conditions as the existing commitments expiring in October 2016 under the Credit Agreement. Fees in consideration for the extension were settled through the incurrence of $340 million principal amount of incremental term loans under the TCEH Term Loan Facilities maturing in October 2017. In connection with the extension request, TCEH eliminated its ability to draw letters of credit under the TCEH Revolving Credit Facility. At the date of the extension, there were no outstanding letters of credit under the TCEH Revolving Credit Facility.

Long-Term Debt

At March 31, 2013 and December 31, 2012, long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$115
10% Fixed Senior Notes due January 15, 2020	3	1,061
10.875% Fixed Senior Notes due November 1, 2017 (a)	33	64
11.25 / 12.00% Senior Toggle Notes due November 1, 2017 (a)	27	60
5.55% Fixed Series P Senior Notes due November 15, 2014 (a)	90	92
6.50% Fixed Series Q Senior Notes due November 15, 2024 (a)	201	230
6.55% Fixed Series R Senior Notes due November 15, 2034 (a)	291	291
8.82% Building Financing due semiannually through February 11, 2022 (b)	50	53
Unamortized fair value premium related to Building Financing (b)(c)	10	11
Unamortized fair value discount (c)	(128)	(137)
Total EFH Corp.	579	1,840
EFIH
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	503	503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,393	1,304
9.75% Fixed Senior Notes due October 15, 2019	2	141
Unamortized premium	344	351
Unamortized discount	(154)	(131)
Total EFIH	7,726	6,504
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (d)	35	35
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (d)	38	39
1.099% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (e)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (c)	(7)	(7)
Total EFCH	75	76
TCEH
Senior Secured Facilities:
3.733% TCEH Term Loan Facilities maturing October 10, 2014 (e)(f)	3,809	3,809
3.704% TCEH Letter of Credit Facility maturing October 10, 2014 (e)	42	42
4.732% TCEH Term Loan Facilities maturing October 10, 2017 (a)(e)(f)	15,691	15,351
4.704% TCEH Letter of Credit Facility maturing October 10, 2017 (e)	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,292
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749

	March 31, 2013	December 31, 2012
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
6.75% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (g)	16	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.134% Floating Series 2001D-2 due May 1, 2033 (h)	97	97
0.320% Floating Taxable Series 2001I due December 1, 2036 (i)	62	62
0.134% Floating Series 2002A due May 1, 2037 (h)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (g)	44	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (g)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (c)	(110)	(112)
Other:
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	4	12
7% Fixed Senior Notes due March 15, 2013	—	5
Capital leases	62	64
Other	3	3
Unamortized discount	(119)	(10)
Unamortized fair value discount (c)	(1)	(1)
Total TCEH	29,716	29,498
Total EFH Corp. consolidated	38,096	37,918
Less amount due currently	(90)	(103)
Total long-term debt	$38,006	$37,815
___________

(a)	Excludes the following debt held by EFIH or EFH Corp. (parent entity) and eliminated in consolidation:

	March 31, 2013	December 31, 2012
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$1,685
EFH Corp. 11.25 / 12.00% Senior Toggle Notes due November 1, 2017	—	3,441
EFH Corp. 5.55% Fixed Series P Senior Notes due November 15, 2014	281	279
EFH Corp. 6.50% Fixed Series Q Senior Notes due November 15, 2024	545	516
EFH Corp. 6.55% Fixed Series R Senior Notes due November 15, 2034	456	456
TCEH 4.732% Term Loan Facilities maturing October 10, 2017	19	19
TCEH 10.25% Fixed Senior Notes due November 1, 2015	213	213
TCEH 10.25% Fixed Senior Notes due November 1, 2015, Series B	150	150
Total	$1,664	$6,759

(b)	This financing is the obligation of a subsidiary of EFH Corp. and will be serviced with cash drawn by the beneficiary of a letter of credit that was previously issued to secure the obligation.

(c)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(d)
EFCH's obligations with respect to these financings are guaranteed by EFH Corp. and secured on a first-priority basis by, among other things, an undivided interest in the Comanche Peak nuclear generation facility.

(e)	Interest rates in effect at March 31, 2013.

(f)	Interest rate swapped to fixed on $18.265 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(g)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(h)	Interest rates in effect at March 31, 2013. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(i)	Interest rate in effect at March 31, 2013. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.

Debt Amounts Due Currently

Amounts due currently (within twelve months) at March 31, 2013 total $90 million and consist of $60 million principal amount of TCEH pollution control revenue bonds (PCRBs) subject to mandatory tender and remarketing in April 2013, which we repurchased in April 2013, and $30 million of scheduled installment payments on capital leases and debt securities.

Debt Related Activity in 2013

Principal amounts of long-term debt issued in the three months ended March 31, 2013 totaled $1.731 billion and consisted of $340 million principal amount of incremental term loans under the TCEH Term Loan Facilities discussed in “Amendment and Extension of TCEH Revolving Credit Facility” above and $1.302 billion of EFIH 10% Notes and $89 million of EFIH Toggle Notes issued in exchanges discussed below.

Repayments of long-term debt in the three months ended March 31, 2013 totaled $16 million and consisted of $14 million of payments of principal at scheduled maturity dates and $2 million of contractual payments under capital leases.

In April 2013, TCEH acquired for $40 million in cash the owner participant interest in a trust established to lease natural gas-fueled combustion turbines to TCEH. The interest in the trust was held by an unaffiliated party. The trust is a VIE, and in accordance with accounting standards, the trust will be consolidated in the second quarter 2013, with the trust's combustion turbine assets and related debt being recorded at estimated fair values. At March 31, 2013, the principal amount of the trust's debt totaled $45 million.

Issuance of EFIH 10% Notes and EFIH Toggle Notes in Exchange for EFH Corp. and EFIH Debt — In exchanges in January 2013, EFIH and EFIH Finance issued $1.302 billion principal amount of EFIH 10% Senior Secured Notes due 2020 (New EFIH 10% Notes) in exchange for $1.310 billion total principal amount of EFH Corp. and EFIH senior secured notes consisting of: (i) $113 million principal amount of EFH Corp. 9.75% Senior Secured Notes due 2019 (EFH Corp. 9.75% Notes), (ii) $1.058 billion principal amount of EFH Corp. 10% Senior Secured Notes due 2020 (EFH Corp. 10% Notes), and (iii) $139 million principal amount of EFIH 9.75% Senior Secured Notes due 2019 (EFIH 9.75% Notes). The New EFIH 10% Notes have terms and conditions substantially the same as the existing EFIH 10% Notes discussed below. EFIH cancelled the EFIH notes it received in the exchanges.

In connection with these debt exchange transactions, EFH Corp. received the requisite consents from holders of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes and EFIH received the requisite consents from holders of the EFIH 9.75% Notes to certain amendments to the respective indentures governing such notes. These amendments, among other things, (i) eliminated EFIH's pledge of its 100% ownership of the membership interests it owns in Oncor Holdings as collateral for the EFIH 9.75% Notes, (ii) made EFCH and EFIH unrestricted subsidiaries under the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes, thereby eliminating EFCH's unsecured and EFIH's secured guarantees of the notes, (iii) eliminated substantially all of the restrictive covenants in the indentures and (iv) eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions in these indentures.

In additional exchanges in January 2013, EFIH and EFIH Finance issued $89 million principal amount of additional 11.25%/12.25% Toggle Notes due 2018 (EFIH Toggle Notes) in exchange for $95 million total principal amount of EFH Corp. senior notes consisting of: (i) $31 million principal amount of EFH Corp. 10.875% Senior Notes due 2017 (EFH Corp. 10.875% Notes), (ii) $33 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes due 2017 (EFH Corp. Toggle Notes), (iii) $2 million principal amount of EFH Corp. 5.55% Series P Notes due 2014 (EFH Corp. 5.55% Notes) and (iv) $29 million principal amount of EFH Corp. 6.50% Series Q Notes due 2024 (EFH Corp. 6.50% Notes). The additional EFIH Toggle Notes have the same terms and conditions as the existing EFIH Toggle Notes discussed below.

In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges, including $1.641 billion received in December 2012 and January 2013, as a dividend to EFH Corp., which cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. The dividend included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

Accounting and Income Tax Effects of the January 2013 Debt Exchanges — In consideration of the circumstances and terms of the exchanges, accounting rules require that the net loss on the exchanges, which totaled $19 million, be deferred and amortized to interest expense over the life of the debt issued. The deferred loss is reported as debt discount associated with the EFIH 10% Notes and EFIH Toggle Notes. For federal income tax purposes, the transactions resulted in cancellation of debt income of $11 million that was offset by operating losses.

Information Regarding Other Significant Outstanding Debt

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $22.616 billion at March 31, 2013 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities maturing in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.691 billion of TCEH Term Loan Facilities maturing in October 2017 with interest payable at LIBOR plus 4.50%;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2014 with interest payable at LIBOR plus 3.50% (see discussion under "Credit Facilities" above);

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2017 with interest payable at LIBOR plus 4.50% (see discussion under "Credit Facilities" above), and

•
Amounts borrowed under the TCEH Revolving Credit Facility, which may be reborrowed from time to time until October 2016 and represent the entire amount of commitments under the facility totaling $2.054 billion at March 31, 2013. See "Credit Facilities" above for discussion regarding the maturity date extension of $645 million in commitments from 2013 to 2016.

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

TCEH 11.5% Senior Secured Notes — At March 31, 2013, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At March 31, 2013, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At March 31, 2013, the principal amount of the TCEH Senior Notes totaled $4.874 billion, excluding $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest, which option expired with the November 1, 2012 interest payment.

EFIH 6.875% Senior Secured Notes — At March 31, 2013, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes mature in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2013, at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

The EFIH 6.875% Notes are senior obligations of EFIH and rank equally in right of payment with all senior indebtedness of EFIH and are senior in right of payment to any future subordinated indebtedness of EFIH. The EFIH 6.875% Notes are effectively senior to all second lien and unsecured indebtedness of EFIH, to the extent of the value of the EFIH Collateral, and are effectively subordinated to any indebtedness of EFIH secured by assets of EFIH other than the EFIH Collateral, to the extent of the value of such assets. Furthermore, the EFIH 6.875% Notes are structurally subordinated to all indebtedness and other liabilities of EFIH's subsidiaries (other than EFIH Finance), including Oncor Holdings and its subsidiaries.

The EFIH 6.875% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 6.875% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 6.875% Notes. If an exchange offer for the notes is not completed within 365 days after the date (August 14, 2012) the initial EFIH 6.875% Notes were issued (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

EFIH 10% Senior Secured Notes — At March 31, 2013, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes mature in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms, covenants and events of default as the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — At March 31, 2013, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes are senior obligations of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes have substantially the same terms, covenants and events of default as the EFIH 11.75% Notes discussed below.

EFIH 11.75% Senior Secured Second Lien Notes — At March 31, 2013, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer was not completed by February 5, 2013, the annual interest rate on the notes increased by25 basis points and will remain at that level until the earlier of the completion of the exchange offer or May 6, 2013. If the exchange offer is not complete by May 6, 2013, the annual interest rate on the notes will increase by an additional 25 basis points (to 12.25%) until the exchange offer is complete. Once the exchange offer is complete, the interest rate on the notes will revert to the original level.

EFIH 11.25%/12.25% Senior Toggle Notes — At March 31, 2013, the principal amount of the EFIH Toggle Notes totaled $1.393 billion. These notes mature in December 2018, with interest payable semiannually in arrears on June 1 and December 1 beginning June 1, 2013 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. For any interest period until June 1, 2016, EFIH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFIH makes a PIK election, the election is valid for each succeeding interest payment period until EFIH revokes the election. The interest payment due on June 1, 2013 will be paid 100% in PIK interest.

The EFIH Toggle Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH Toggle Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH Toggle Notes. If an exchange offer for the notes is not completed within 365 days after the date (December 5, 2012) the initial EFIH Toggle notes were issued (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter, the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

EFH Corp. 10.875% Senior Notes and 11.25/12.00% Senior Toggle Notes — At March 31, 2013, the collective principal amount of these notes totaled $60 million. The notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by EFCH and EFIH. The notes mature in November 2017, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate for the 10.875% Notes of 10.875% per annum and at a fixed rate for the Toggle Notes of 11.250% per annum for cash interest and 12.000% per annum for PIK Interest, which option expired with the November 1, 2012 interest payment.

Fair Value of Long-Term Debt

At March 31, 2013 and December 31, 2012, the estimated fair value of our long-term debt (excluding capital leases) totaled $26.043 billion and $25.890 billion, respectively, and the carrying amount totaled $38.034 billion and $37.854 billion, respectively. At March 31, 2013 and December 31, 2012, the estimated fair value of our short-term borrowings under the TCEH Revolving Credit Facilities totaled $1.412 billion and $1.500 billion, respectively, and the carrying amount totaled $2.054 billion. We determine fair value in accordance with accounting standards as discussed in Note 8, and at March 31, 2013, our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

TCEH Interest Rate Swap Transactions

TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	September 2013 through October 2014	$18.265	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $600 million principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $405 million in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swap counterparties are secured on an equal and ratable basis by the same collateral pledged to the lenders under the TCEH Senior Secured Facilities.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2013	2012
Realized net loss	$(151)	$(168)
Unrealized net gain	148	110
Total	$(3)	$(58)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.917 billion and $2.065 billion at March 31, 2013 and December 31, 2012, respectively, of which $62 million and $65 million (both pretax), respectively, were reported in accumulated other comprehensive income.

6.	COMMITMENTS AND CONTINGENCIES

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

See Note 5 for discussion of guarantees and security for certain of our debt.

Letters of Credit

At March 31, 2013, TCEH had outstanding letters of credit under its credit facilities totaling $735 million as follows:

•	$330 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•
$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$65 million to support TCEH's REP financial requirements with the PUCT, and

•	$132 million for miscellaneous credit support requirements.

Litigation

In March 2013, Aurelius Capital Master, Ltd. and ACP Master, Ltd. filed a lawsuit in the United States District Court for the Northern District of Texas (Dallas Division) against EFCH as a nominal defendant and each of the current directors and a former director of EFCH. In the lawsuit, Aurelius, as a creditor under the TCEH Senior Secured Facilities and certain TCEH secured bonds both of which are guaranteed by EFCH, filed a derivative claim against EFCH and its directors. Aurelius alleges that the directors of EFCH breached their fiduciary duties to EFCH and its creditors, including Aurelius, by permitting TCEH to make certain loans "without collecting fair and reasonably equivalent value." The lawsuit seeks recovery for the benefit of EFCH. We cannot predict the outcome of this proceeding, including the financial effects, if any.

Litigation Related to Generation Facilities — In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly-owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs sought a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. The district court affirmed the TCEQ's issuance of the TPDES permit to Oak Grove. In December 2012, plaintiffs appealed the district court's decision to the Third Court of Appeals in Austin, Texas. While we cannot predict the timing or outcome of this proceeding, we believe the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and were in accordance with applicable law.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Martin Lake generation facility. In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC for alleged violations of the CAA at Luminant's Big Brown generation facility. The Big Brown case is currently scheduled for trial in November 2013, and the Martin Lake case does not yet have a trial date. While we are unable to estimate any possible loss or predict the outcome, we believe that the Sierra Club's claims are without merit, and we intend to vigorously defend these lawsuits. In addition, in December 2010 and again in October 2011, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Monticello generation facility. In May 2012, the Sierra Club informed us that it may sue us for allegedly violating CAA provisions in connection with Luminant's Sandow 4 generation facility. While we cannot predict whether the Sierra Club will actually file suit regarding Monticello or Sandow 4 or the outcome of any resulting proceedings, we believe we have complied with the requirements of the CAA at all of our generation facilities.

See below for discussion of litigation regarding the CSAPR and the Texas State Implementation Plan.

Regulatory Reviews

In June 2008, the EPA issued an initial request for information to TCEH under the EPA's authority under Section 114 of the CAA. The stated purpose of the request is to obtain information necessary to determine compliance with the CAA, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. While we cannot predict whether the EPA will initiate enforcement proceedings under the notice of violation, we believe that we have complied with all requirements of the CAA at all of our generation facilities. We cannot predict the outcome of any resulting enforcement proceedings or estimate the penalties that might be assessed in connection with any such proceedings. In September 2012, we filed a petition for review in the United States Court of Appeals for the Fifth Circuit Court (Fifth Circuit Court) seeking judicial review of the EPA's notice of violation. Given recent legal precedent subjecting agency orders like the notice of violation to judicial review, we filed the petition for review to preserve our ability to challenge the EPA's issuance of the notice and its defects. In October 2012, the EPA filed a motion to dismiss our petition. In December 2012, the Fifth Circuit Court issued an order that will delay a ruling on the EPA's motion to dismiss until after the case has been fully briefed and oral argument, if any, is held. In April 2013, we received an additional information request from the EPA under Section 114 related to the Big Brown, Martin Lake and Monticello facilities as well as an initial information request related to the Sandow 4 generation facility. We cannot predict the outcome of these proceedings, including the financial effects, if any.

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

In February 2012, the EPA released a final rule (Final Revisions) and a proposed rule revising certain aspects of the CSAPR, including increases in the emissions budgets for Texas and our generation assets as compared to the July 2011 version of the rule. In April 2012, we filed in the D.C. Circuit Court a petition for review of the Final Revisions on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. The parties to the case agreed that the case should be held in abeyance pending the conclusion of the CSAPR rehearing proceeding discussed below. In June 2012, the EPA finalized the proposed rule (Second Revised Rule). As compared to the proposed revisions to the CSAPR issued by the EPA in October 2011, the Final Revisions and the Second Revised Rule finalize emissions budgets for our generation assets that are approximately 6% lower for SO2, 3% higher for annual NOx and 2% higher for seasonal NOx.

In August 2012, a three judge panel of the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the EPA's further consideration of the rule. In October 2012, the EPA and certain other parties that supported the CSAPR filed petitions with the D.C. Circuit Court seeking review by the full court of the panel's decision to vacate and remand the CSAPR. In January 2013, the D.C. Circuit Court denied these requests for rehearing, concluding the CSAPR rehearing proceeding. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court decision. We cannot predict whether the US Supreme Court will grant or deny the petitions or the outcome of any granted review.

State Implementation Plan (SIP)

In September 2010, the EPA disapproved a portion of the State Implementation Plan pursuant to which the TCEQ implements its program to achieve the requirements of the CAA. The EPA disapproved the Texas standard permit for pollution control projects. We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the CAA. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for reconsideration. We cannot predict the timing or outcome of the EPA's reconsideration, including the financial effects, if any.

In November 2010, the EPA disapproved a different portion of the SIP under which the TCEQ had been phasing out a long-standing exemption for certain emissions that unavoidably occur during startup, shutdown and maintenance activities and replacing that exemption with a more limited affirmative defense that will itself be phased out and replaced by TCEQ-issued generation facility-specific permit conditions. We, like many other electricity generation facility operators in Texas, have asserted applicability of the exemption or affirmative defense, and the TCEQ has not objected to that assertion. We have also applied for and received the generation facility-specific permit amendments. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the affirmative defense and phase-out of that affirmative defense as permits are issued is consistent with the CAA. In July 2012, the Fifth Circuit Court denied our challenge and ruled that the EPA's actions were in accordance with the CAA. In October 2012, the Fifth Circuit Court panel withdrew its opinion and issued a second, expanded opinion that again upheld the EPA's disapproval. In November 2012, we filed a petition with the Fifth Circuit Court asking for review by the full Fifth Circuit Court of the panel's second opinion. Other parties to the proceedings also filed a petition with the Fifth Circuit Court asking the panel to reconsider its decision. In March 2013, the Fifth Circuit Court panel withdrew its second opinion and issued a third opinion that again upheld the EPA's actions. In April 2013, the Fifth Circuit Court also denied our November 2012 petition for rehearing of the panel's second opinion and denied the request by other parties for the panel to reconsider its second decision. Following the issuance of the mandate, we filed a motion to recall the mandate, which was denied in a single-judge order. The parties to this proceeding have approximately 90 days to appeal the Fifth Circuit Court's decision to the US Supreme Court. We cannot predict the timing or outcome of this proceeding, including the financial effects, if any, related to the EPA's disapproval of this SIP provision.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

7.	EQUITY

Dividend Restrictions

EFH Corp. has not declared or paid any dividends since the Merger.

The indenture governing the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes includes covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, our net income is restricted from being used to make distributions on our common stock unless such distributions are expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp.'s consolidated leverage ratio is equal to or less than 7.0 to 1.0. For purposes of this calculation, "consolidated leverage ratio" is defined as the ratio of consolidated total debt (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. EFH Corp.'s consolidated leverage ratio was 10.7 to 1.0 at March 31, 2013.

The indentures governing the EFIH Notes generally restrict EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, EFIH's consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis (including Oncor's Adjusted EBITDA). EFIH's consolidated leverage ratio was 7.7 to 1.0 at March 31, 2013. In addition, the EFIH Notes generally restrict EFIH's ability to make distributions or loans to EFH Corp., unless such distributions or loans are expressly permitted under the indentures governing the EFIH Notes.

The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At March 31, 2013, the ratio was 9.0 to 1.0.

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

Noncontrolling Interests

As discussed in Note 2, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the three months ended March 31, 2013 and 2012.

Equity

The following table presents the changes to equity for the three months ended March 31, 2013.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$2	$7,959	$(18,939)	$(47)	$102	$(10,923)
Net loss	—	—	(569)	—	—	(569)
Effects of stock-based incentive compensation plans	—	2	—	—	—	2
Change in unrecognized losses related to pension and OPEB plans (Note 10)	—	—	—	(2)	—	(2)
Net effects of cash flow hedges	—	—	—	2	—	2
Net effects of cash flow hedges – Oncor (b)	—	—	—	1	—	1
Investment by noncontrolling interests	—	—	—	—	1	1
Balance at March 31, 2013	$2	$7,961	$(19,508)	$(46)	$103	$(11,488)
____________

(a)	Authorized shares totaled 2,000,000,000 at March 31, 2013. Outstanding shares totaled 1,681,908,837 and 1,680,539,245 at March 31, 2013 and December 31, 2012, respectively.

(b)	Represents recognition in equity in earnings of unconsolidated subsidiaries of previous losses on interest rate hedge transactions entered into by Oncor.

The following table presents the changes to equity for the three months ended March 31, 2012.

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$2	$7,947	$(15,579)	$(222)	$95	$(7,757)
Net loss	—	—	(304)	—	—	(304)
Effects of stock-based incentive compensation plans	—	4	—	—	—	4
Change in unrecognized losses related to pension and OPEB plans	—	—	—	4	—	4
Net effects of cash flow hedges	—	—	—	3	—	3
Net effects of cash flow hedges – Oncor (b)	—	—	—	1	—	1
Investment by noncontrolling interests	—	—	—	—	2	2
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2012	$2	$7,951	$(15,884)	$(214)	$97	$(8,048)
____________

(a)	Authorized shares totaled 2,000,000,000 at March 31, 2012. Outstanding shares totaled 1,678,739,245 and 1,679,539,245 at March 31, 2012 and December 31, 2011, respectively.

(b)	Represents recognition in equity in earnings of unconsolidated subsidiaries of previous losses on interest rate hedge transactions entered into by Oncor.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2013. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 9)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments (Note 10)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(64)	$17	$(47)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(1)	(1)
Selling, general and administrative expenses	—	(1)	(1)
Interest expense and related charges	4	—	4
Other	—	(1)	(1)
Income tax benefit	(1)	1	—
Total amount reclassified from accumulated other comprehensive income (loss) during the period	3	(2)	1
Balance at March 31, 2013	$(61)	$15	$(46)

8.	FAIR VALUE MEASUREMENTS

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

Our valuation policies and procedures are developed, maintained and validated by a centralized risk management group that reports to the Chief Financial Officer, who also functions as the Chief Risk Officer. Risk management functions include commodity price reporting and validation, valuation model validation, risk analytics, risk control, credit risk management and risk reporting.

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

In utilizing broker quotes, we attempt to obtain multiple quotes from brokers (generally non-binding) that are active in the commodity markets in which we participate (and require at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker's publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, we use generally accepted interest rate swap valuation models utilizing month-end interest rate curves.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

March 31, 2013
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$192	$1,333	$106	$1,631
Interest rate swaps	—	121	—	121
Nuclear decommissioning trust – equity securities (b)	276	159	—	435
Nuclear decommissioning trust – debt securities (b)	—	266	—	266
Total assets	$468	$1,879	$106	$2,453
Liabilities:
Commodity contracts	$278	$135	$47	$460
Interest rate swaps	—	2,054	—	2,054
Total liabilities	$278	$2,189	$47	$2,514

December 31, 2012
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$180	$1,784	$83	$2,047
Interest rate swaps	—	134	—	134
Nuclear decommissioning trust – equity securities (b)	249	144	—	393
Nuclear decommissioning trust – debt securities (b)	—	261	—	261
Total assets	$429	$2,323	$83	$2,835
Liabilities:
Commodity contracts	$208	$121	$54	$383
Interest rate swaps	—	2,217	—	2,217
Total liabilities	$208	$2,338	$54	$2,600
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	The nuclear decommissioning trust investment is included in the other investments line in the balance sheet. See Note 13.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated "normal" purchases or sales. See Note 9 for further discussion regarding the company's use of derivative instruments.

Interest rate swaps include variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 5 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2013 and 2012. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type (all related to commodity contracts) and the significant unobservable inputs used in the valuations at March 31, 2013 and December 31, 2012:

March 31, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$4	$(8)	$(4)	Valuation Model	Illiquid pricing locations (c)	$30 to $40/ MWh
					Hourly price curve shape (d)	$15 to $50/ MWh
Electricity spread options	58	(13)	45	Option Pricing Model	Gas to power correlation (e)	25% to 90%
					Power volatility (f)	15% to 35%
Electricity congestion revenue rights	39	(3)	36	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $30.00
Coal purchases	1	(22)	(21)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%
Other	4	(1)	3
Total	$106	$(47)	$59

December 31, 2012
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$5	$(9)	$(4)	Valuation Model	Illiquid pricing locations (c)	$20 to $40/ MWh
					Hourly price curve shape (d)	$20 to $50/ MWh
Electricity spread options	34	(10)	24	Option Pricing Model	Gas to power correlation (e)	20% to 90%
					Power volatility (f)	20% to 40%
Electricity congestion revenue rights	41	(2)	39	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $0.50
Coal purchases	—	(32)	(32)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	5% to 40%
					Recovery rate (k)	0% to 40%
Other	3	(1)	2
Total	$83	$(54)	$29

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

(h)	Based on the historical price differences between settlement points in the ERCOT North Hub for 2012 and the ERCOT North and West Hubs in 2013.

(i)	Based on the historical range of price variances between mine locations.

(j)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(k)	Estimate of the default recovery rate based on historical corporate rates.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net asset balance at beginning of period	$29	$53
Total unrealized valuation gains (losses)	9	(69)
Purchases, issuances and settlements (a):
Purchases	4	8
Issuances	—	(8)
Settlements	16	20
Transfers into Level 3 (b)	1	(7)
Transfers out of Level 3 (b)	—	(2)
Net change (c)	30	(58)
Net asset (liability) balance at end of period	$59	$(5)
Unrealized valuation gains (losses) relating to instruments held at end of period	$14	$(65)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Transfers out during 2012 reflect increased observability of pricing related to certain congestion revenue rights. Transfers in during 2012 were driven by an increase in nonperformance risk adjustments related to certain coal purchase contracts. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities. Activity excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

9.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

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

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps are used to effectively reduce the hedged borrowing costs. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps are reported in the income statement in interest expense and related charges. See Note 5 for additional information about interest rate swap agreements.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at March 31, 2013 and December 31, 2012:

March 31, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,207	$121	$—	$—	$1,328
Noncurrent assets	424	—	—	—	424
Current liabilities	—	—	(448)	(659)	(1,107)
Noncurrent liabilities	—	—	(12)	(1,395)	(1,407)
Net assets (liabilities)	$1,631	$121	$(460)	$(2,054)	$(762)

December 31, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,461	$134	$—	$—	$1,595
Noncurrent assets	586	—	—	—	586
Current liabilities	—	—	(366)	(678)	(1,044)
Noncurrent liabilities	—	—	(17)	(1,539)	(1,556)
Net assets (liabilities)	$2,047	$134	$(383)	$(2,217)	$(419)

At March 31, 2013 and December 31, 2012, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (income statement presentation)	2013	2012
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$(200)	$358
Interest rate swaps (Interest expense and related charges) (b)	(3)	(56)
Net gain (loss)	$(203)	$302
____________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes unrealized mark-to-market net gain as well as the net realized effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 13).

The following table presents the pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI for the three months ended March 31, 2013 and 2012.

Derivative type (income statement presentation of loss reclassified from accumulated OCI into income)	Three Months Ended March 31,
	2013	2012
Interest rate swaps (interest expense and related charges)	$(2)	$(3)
Interest rate swaps (depreciation and amortization)	(1)	(1)
Total	$(3)	$(4)

There were no transactions designated as cash flow hedges during the three months ended March 31, 2013 and 2012.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedge) at March 31, 2013 and December 31, 2012 totaled $40 million and $43 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $5 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at March 31, 2013 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Balance Sheet Presentation of Derivatives

Consistent with elections under US GAAP to present amounts on a gross basis, we report derivative assets and liabilities in the balance sheet without taking into consideration netting arrangements we have with counterparties. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At March 31, 2013 and December 31, 2012, margin deposits held were unrestricted.

We maintain standardized master netting agreements with counterparties that allow for the netting of positive and negative exposures. Generally, we utilize the International Swaps and Derivatives Association (ISDA) standardized contract for financial transactions, the Edison Electric Institute standardized contract for physical power transactions and the North American Energy Standards Board (NAESB) standardized contract for physical natural gas transactions. These contain credit enhancements that allow for the right to offset assets and liabilities with other financial instruments and collateral received in order to reduce credit exposure between us and the counterparty. These agreements contain specific language related to margin requirements, monthly settlement netting, cross-commodity netting and early termination netting, which is negotiated with the contract counterparty.

Certain entities are counterparties to both our natural gas hedge program positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions.

The following tables reconcile our derivative assets and liabilities as presented in the consolidated balance sheet to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

March 31, 2013
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts (c)
Derivative assets:
Commodity contracts	$1,631	$(1,011)	$(454)	$166
Interest rate swaps	121	(121)	—	—
Total derivative assets	1,752	(1,132)	(454)	166
Derivative liabilities:
Commodity contracts	(460)	329	89	(42)
Interest rate swaps	(2,054)	803	—	(1,251)
Total derivative liabilities	(2,514)	1,132	89	(1,293)
Net amounts	$(762)	$—	$(365)	$(1,127)

December 31, 2012
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$2,047	$(1,263)	$(597)	$187
Interest rate swaps	134	(134)	—	—
Total derivative assets	2,181	(1,397)	(597)	187
Derivative liabilities:
Commodity contracts	(383)	319	29	(35)
Interest rate swaps	(2,217)	1,078	—	(1,139)
Total derivative liabilities	(2,600)	1,397	29	(1,174)
Net amounts	$(419)	$—	$(568)	$(987)
____________

(a)
Offsetting financial instruments with respect to commodity contracts include amounts related to interest rate swaps and vice versa. Amounts exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

(c)
Includes net liability positions totaling approximately $1.3 billion related to counterparties with positions that are secured by a first-lien interest in the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$32,565	$32,760	Million US dollars
Basis	$11,967	$11,967	Million US dollars
Natural gas:
Natural gas price hedge forward sales and purchases (b)	743	875	Million MMBtu
Locational basis swaps	463	495	Million MMBtu
All other	1,921	1,549	Million MMBtu
Electricity	61,470	76,767	GWh
Congestion Revenue Rights (c)	88,033	111,185	GWh
Coal	11	13	Million tons
Fuel oil	35	47	Million gallons
Uranium	804	441	Thousand pounds
____________

(a)
Includes notional amount of interest rate swaps with maturity dates through October 2014 as well as notional amount of swaps effective from October 2014 with maturity dates through October 2017 (see Note 5).

(b)
Represents gross notional forward sales, purchases and options transactions in the natural gas price hedging program. The net amount of these transactions was approximately 310 million MMBtu and 360 million MMBtu at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $112 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $31 million and $12 million at March 31, 2013 and December 31, 2012, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, at March 31, 2013 and December 31, 2012, there were no remaining liquidity requirements.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At March 31, 2013 and December 31, 2012, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $2.098 billion and $2.299 billion, respectively, before consideration of the amount of assets subject to the liens. No cash collateral or letters of credit were posted with these counterparties at March 31, 2013 and December 31, 2012 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered at March 31, 2013 and December 31, 2012, the remaining related liquidity requirement after reduction for derivative assets under netting arrangements but before consideration of the amount of assets subject to the liens would have totaled $1.252 billion and $1.141 billion, respectively. See Note 5 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.210 billion and $2.357 billion at March 31, 2013 and December 31, 2012, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

We have significant concentrations of credit risk with the counterparties to our derivative contracts. At March 31, 2013, total credit risk exposure to all counterparties related to derivative contracts totaled $1.843 billion (including associated accounts receivable). The net exposure to those counterparties totaled $227 million at March 31, 2013 after taking into effect netting arrangements, setoff provisions and collateral. At March 31, 2013, the credit risk exposure to the banking and financial sector represented 91% of the total credit risk exposure and 59% of the net exposure, a significant amount of which is related to the natural gas price hedging program, and the largest net exposure to a single counterparty totaled $52 million.

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

10.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Net pension and OPEB costs in the three months ended March 31, 2013 and 2012 are comprised of the following:

	Three Months Ended March 31,
	2013	2012
Components of net pension costs:
Service cost	$2	$12
Interest cost	3	40
Expected return on assets	(2)	(40)
Amortization of net loss	2	27
Pension costs	$5	$39
Components of net OPEB costs:
Service cost	3	2
Interest cost	10	11
Expected return on assets	(3)	(3)
Amortization of prior service cost	(8)	(8)
Amortization of net loss	8	4
OPEB costs	10	6
Total benefit costs	15	45
Less amounts expensed by Oncor (and not consolidated)	(6)	(9)
Less amounts deferred principally as a regulatory asset or property by Oncor	(6)	(22)
Net amounts recognized as expense by EFH Corp. and consolidated subsidiaries	$3	$14

The decrease in costs in 2013 reflected the implementation completed in the fourth quarter 2012 of certain amendments to EFH Corp.'s pension plan that resulted in:

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

The discount rates reflected in net pension and OPEB costs for 2013 are 4.30% and 4.10%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2013 cost amounts are 5.4% and 6.7%, respectively.

Our cash contributions in the first three months of 2013 related to our retirement benefit plans totaled $6 million related to the pension plans, essentially all of which was funded by Oncor, and $4 million related to the OPEB plan, of which $3 million was funded by Oncor. We expect to make additional contributions in 2013 of $1 million for the pension plans, including amounts related to nonqualified plans, and $13 million for the OPEB plan, with approximately $9 million to be funded by Oncor for the OPEB plan.

11.	RELATED PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•
We pay an annual management fee under the terms of a management agreement with the Sponsor Group, which we reported in SG&A expense totaling $10 million and $9 million for the three months ended March 31, 2013 and 2012, respectively.

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

•
In January 2013, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners for services related to debt exchanges totaled $2 million, described as follows: (i) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange new EFIH 10% Notes for EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes (collectively, the Old Notes) and as a solicitation agent in the solicitation of consents by EFH Corp. and EFIH and EFIH Finance to amendments to the Old Notes and indentures governing the Old Notes and (ii) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange EFIH Toggle Notes for EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. See Note 5 for further discussion of these exchange offers.

In February 2012, Goldman acted as a joint book-running manager and initial purchaser in the issuance of $1.15 billion principal amount of EFIH 11.750% Notes for which it received fees totaling $7 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an advisor in the transactions, for which they each received $1 million.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•
TCEH made loans to EFH Corp. in the form of demand notes (TCEH Demand Notes) that were pledged as collateral under the TCEH Senior Secured Facilities for (i) debt principal and interest payments and (ii) other general corporate purposes (SG&A Note) for EFH Corp. The TCEH Demand Notes totaled $698 million at December 31, 2012, including $233 million in the SG&A Note, and are eliminated in consolidation in these condensed consolidated financial statements. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using $680 million of the proceeds from debt issued by EFIH in 2012 that had been held as restricted cash (see Note 13).

•
As part of EFH Corp.'s liability management program, EFH Corp. (parent entity) and EFIH have purchased, or received in exchanges, certain debt securities of EFH Corp. and TCEH, which they have held. Principal and interest payments received by EFH Corp. and EFIH on these investments have been used, in part, to service their outstanding debt. These investments are eliminated in consolidation in these consolidated financial statements. At March 31, 2013, EFIH held $1.282 billion principal amount of EFH Corp. debt and $79 million principal amount of TCEH debt. At March 31, 2013, EFH Corp. held $303 million principal amount of TCEH debt. In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt it previously received in debt exchanges as a dividend to EFH Corp., which cancelled it (see Note 5).

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services totaled $225 million and $227 million for the three months ended March 31, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at March 31, 2013 and December 31, 2012 reflect amounts due currently to Oncor totaling $121 million and $53 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a tax sharing agreement.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note totaled $10 million for the three months ended March 31, 2012.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. Only the monthly accrual of interest under this agreement was reported as a liability. This interest expense totaled $7 million for the three months ended March 31, 2012.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by $8 million and $7 million for the three months ended March 31, 2013 and 2012, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2013 and 2012. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At March 31, 2013 and December 31, 2012, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $326 million and $284 million, respectively, included in noncurrent liabilities.

•
We file a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of our consolidated tax group, but our consolidated federal income tax return includes our portion of Oncor's results due to our equity ownership in Oncor. We also file a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a tax sharing agreement, Oncor Holdings' and Oncor's federal income tax and Texas margin tax expense and related balance sheet amounts, including our income taxes payable to or receivable from Oncor Holdings and Oncor, are recorded as if Oncor Holdings and Oncor file their own corporate income tax returns. Our current amount receivable from Oncor Holdings and Oncor related to income taxes (included in net payables due to unconsolidated subsidiary) totaled $45 million and $34 million at March 31, 2013 and December 31, 2012, respectively. EFH Corp. received income tax payments from Oncor Holdings totaling $9 million for the three months ended March 31, 2013. EFH Corp. received no income tax payments from Oncor Holdings and Oncor for the three months ended March 31, 2012.

•
Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at March 31, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $10 million and $11 million, respectively, for the benefit of Oncor.

•
As a result of the pension plan actions discussed in Note 10, in December 2012, Oncor became the sponsor of a new pension plan (the Oncor Plan), the participants in which consist of all of Oncor's active employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses). Oncor had previously contractually agreed to assume responsibility for pension and OPEB liabilities that are recoverable by Oncor under regulatory rate-setting provisions. As part of the pension plan actions, EFH Corp. fully funded the nonrecoverable pension liabilities under the Oncor Plan. After the pension plan actions, the remaining participants in the EFH Corp. pension plan consist of active employees under collective bargaining agreements (union employees). Oncor continues to be responsible for the recoverable portion of pension obligations to these union employees. EFH Corp. is the sponsor of the OPEB plan and remains liable for the majority of the OPEB plan obligations. Accordingly, EFH Corp.'s balance sheet reflects unfunded pension and OPEB liabilities related to plans that it sponsors, including recoverable and nonrecoverable amounts, but also reflects a receivable from Oncor for that portion of the unfunded liabilities for which Oncor is contractually responsible, substantially all of which is expected to be recovered in Oncor's rates. At both March 31, 2013 and December 31, 2012, the receivable amounts totaled $825 million, classified as noncurrent. Under ERISA, EFH Corp. and Oncor remain jointly and severally liable for the funding of the EFH Corp. and Oncor pension plans. We view the risk of the retained liability under ERISA related to the Oncor Plan to be not significant.

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

The Regulated Delivery segment consists largely of our investment in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. These activities are conducted by Oncor, including its wholly owned bankruptcy-remote financing subsidiary. See Note 2 for discussion of the reporting of Oncor Holdings and, accordingly, the Regulated Delivery segment, as an equity method investment. See Note 11 for discussion of material transactions with Oncor, including payment to Oncor of electricity delivery fees, which are based on rates regulated by the PUCT.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued businesses, general corporate expenses and interest on EFH Corp. (parent entity), EFIH and EFCH debt.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 above and in Note 1 to Financial Statements in our 2012 Form 10-K. We evaluate performance based on net income (loss). We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices or regulated rates.

	Three Months Ended March 31,
	2013	2012
Operating revenues (all Competitive Electric)	$1,260	$1,222
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of noncontrolling interest of $17 and $15)	$67	$57
Net income (loss):
Competitive Electric	$(547)	$(260)
Regulated Delivery	67	57
Corporate and Other	(89)	(101)
Consolidated	$(569)	$(304)

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended March 31,
	2013	2012
Other income:
Office space rental income (a)	$3	$3
Insurance/litigation settlements (b)	2	2
All other	3	2
Total other income	$8	$7
Other deductions:
Ongoing pension and OPEB expense related to discontinued businesses (a)	$(1)	$3
All other	4	3
Total other deductions	$3	$6
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2013	2012
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$839	$790
Accrued interest to be paid with additional toggle notes (Note 5)	41	57
Unrealized mark-to-market net gain on interest rate swaps (a)	(150)	(114)
Amortization of interest rate swap losses at dedesignation of hedge accounting	2	4
Amortization of fair value debt discounts resulting from purchase accounting	5	11
Amortization of debt issuance, amendment and extension costs and discounts	54	46
Capitalized interest	(7)	(9)
Total interest expense and related charges	$784	$785
____________

(a)
Three months ended March 31, 2013 and 2012 amounts include net gains totaling $148 million and $110 million, respectively, related to TCEH swaps (see Note 5) and net gains totaling $2 million and $4 million, respectively, related to EFH Corp. swaps substantially closed through offsetting positions.

Restricted Cash

	March 31, 2013		December 31, 2012
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts in escrow to settle TCEH Demand Notes (Note 11)	$—	$—	$680	$—
Amounts related to TCEH's Letter of Credit Facility (Note 5)	—	947	—	947
Other	4	—	—	—
Total restricted cash	$4	$947	$680	$947

Inventories by Major Category

	March 31, 2013	December 31, 2012
Materials and supplies	$206	$201
Fuel stock	176	168
Natural gas in storage	26	24
Total inventories	$408	$393

Other Investments

	March 31, 2013	December 31, 2012
Nuclear plant decommissioning trust	$701	$654
Assets related to employee benefit plans, including employee savings programs, net of distributions	70	70
Land	40	41
Miscellaneous other	3	2
Total other investments	$814	$767

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding change in a receivable/payable that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 11). A summary of investments in the fund follows:

	March 31, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$252	$15	$(1)	$266
Equity securities (c)	247	198	(10)	435
Total	$499	$213	$(11)	$701

	December 31, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$246	$16	$(1)	$261
Equity securities (c)	245	161	(13)	393
Total	$491	$177	$(14)	$654
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.29% and 4.38% at March 31, 2013 and December 31, 2012, respectively, and an average maturity of 10 and 6 years at March 31, 2013 and December 31, 2012, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2013 mature as follows: $76 million in one to five years, $64 million in five to ten years and $126 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2013	2012
Realized gains	$—	$—
Realized losses	$—	$—
Proceeds from sales of securities	$41	$10
Investments in securities	$(45)	$(14)

Property, Plant and Equipment

At March 31, 2013 and December 31, 2012, property, plant and equipment of $18.5 billion and $18.7 billion, respectively, is stated net of accumulated depreciation and amortization of $7.2 billion and $6.9 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, for the three months ended March 31, 2013:

	Nuclear Plant Decommissioning	Mining Land Reclamation and Other	Total
Liability at December 31, 2012	$368	$168	$536
Additions:
Accretion	6	8	14
Reductions:
Payments	—	(25)	(25)
Liability at March 31, 2013	374	151	525
Less amounts due currently	—	(76)	(76)
Noncurrent liability at March 31, 2013	$374	$75	$449

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2013	December 31, 2012
Uncertain tax positions (including accrued interest)	$1,079	$2,005
Retirement plan and other employee benefits (a)	1,038	1,035
Asset retirement and mining reclamation obligations	449	452
Unfavorable purchase and sales contracts	614	620
Nuclear decommissioning cost over-recovery (Note 11)	326	284
Other	54	30
Total other noncurrent liabilities and deferred credits	$3,560	$4,426
____________

(a)	Includes $825 million at both March 31, 2013 and December 31, 2012, representing pension and OPEB liabilities related to Oncor (see Note 11).

The conclusion of all issues contested from the 1997 through 2002 IRS audit is expected to reduce the liability for uncertain tax positions by approximately $700 million with an offsetting decrease in deferred tax assets that arose largely from previous payments of alternative minimum taxes. Any cash income tax liability related to the conclusion of the 1997 through 2002 audit is expected to be immaterial. Approval from the Joint Committee on Taxation is expected to be received in the second quarter 2013.

The IRS audit for the years 2003 through 2006 was concluded in June 2011. The IRS proposed a significant number of adjustments to the originally filed returns for such years. The adjustments relate to one significant accounting method issue and other less significant issues. In March 2013, EFH Corp. and the IRS agreed on terms to resolve the disputed adjustments. In the first quarter 2013, we reduced the liability for uncertain tax positions to reflect the terms of the agreement, resulting in a $701 million reclassification to the accumulated deferred income tax liability and a net adjustment of $143 million ($84 million after tax), largely representing a reversal of accrued interest and reported as an increase in income tax benefit. Any cash income tax liability related to this agreement is expected to be immaterial. The agreement results in a reduction of net operating loss (NOL) carryforwards of approximately $4 billion generated through 2013, as well as a reduction of any remaining alternative minimum tax (AMT) credit carryforwards.

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $6 million and $7 million for the three months ended March 31, 2013 and 2012, respectively. See Note 3 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2013	$26
2014	$25
2015	$25
2016	$25
2017	$25

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
Cash payments (receipts) related to:
Interest paid (a)	$731	$546
Capitalized interest	(7)	(9)
Interest paid (net of capitalized interest) (a)	$724	$537
Income taxes	$—	$1
Noncash investing and financing activities:
Construction expenditures (b)	$57	$86
Debt exchange and extension transactions (Note 5)	$(326)	$—
____________

(a)	Net of interest received on interest rate swaps.

(b)	Represents end-of-period accruals.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor. See Notes 1 and 2 to Financial Statements for a discussion of the reporting of our investment in Oncor (and Oncor Holdings) as an equity method investment and a description of the "ring-fencing" measures implemented with respect to Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

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

Significant Activities and Events and Items Influencing Future Performance

See Note 1 to Financial Statements for discussion of TCEH liquidity and description of recent discussions with certain creditors. See Note 13 to Financial Statements for discussion of an agreement with the IRS in 2013 to resolve disputed adjustments related to the IRS audit for the years 2003 through 2006 and related accounting effects, and see “Financial Condition – Liquidity and Capital Resources – Income Tax Matters” for discussion of a private letter ruling we received from the IRS in April 2013 and the subsequent consummation of certain internal corporate transactions involving EFH Corp. and EFCH that resulted in the elimination of an excess loss account and a deferred intercompany gain.

Natural Gas Price Hedging Program and Other Hedging Activities — Because wholesale electricity prices in ERCOT have generally moved with natural gas prices, TCEH has a natural gas price hedging program designed to mitigate the effect of natural gas price changes on future electricity revenues. Under the program, we have entered into market transactions involving natural gas-related financial instruments, and at March 31, 2013, have effectively sold forward approximately 310 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 36,000 GWh at an assumed 8.5 market heat rate) at weighted average annual hedge prices as shown in the table below. Volumes and hedge values associated with the natural gas price hedging program are inclusive of offsetting purchases entered into to take into account new wholesale and retail electricity sales contracts and avoid over-hedging. This activity results in both commodity contract asset and liability balances pending the maturity and settlement of the offsetting transactions.

Taking together forward wholesale and retail electricity sales with the natural gas positions in the hedging program, we have effectively hedged an estimated 94% and 43% of the price exposure, on a natural gas equivalent basis, related to TCEH's expected generation output for 2013 and 2014, respectively (assuming an 8.5 market heat rate). The natural gas positions were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which we expect to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted under the natural gas price hedging program may not be achieved.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 49% of the positions in the natural gas price hedging program at March 31, 2013, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

The following table summarizes the natural gas positions in the hedging program at March 31, 2013:

	Measure	Balance 2013 (a)	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~163	~146	~309
Weighted average hedge price (c)	$/MMBtu	~6.89	~7.80	—
Average market price (d)	$/MMBtu	~4.12	~4.23	—
Realization of hedge gains (e)	$ billions	~$0.7	~$0.5	~$1.2
___________

(a)	Balance of 2013 is from April 1, 2013 through December 31, 2013.

(b)
Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 146 million MMBtu in 2014.

(c)
Weighted average hedge prices are based on prices of positions in the natural gas price hedging program (excluding offsetting purchases to avoid over-hedging). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

(e)	Based on cumulative unrealized mark-to-market gain at March 31, 2013.

Changes in the fair value of the instruments in the natural gas price hedging program are recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the natural gas price hedging program at March 31, 2013, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $310 million in pretax unrealized mark-to-market gains or losses.

The natural gas price hedging program has resulted in reported net gains (losses) as follows:

	Three Months Ended March 31,
	2013	2012
Realized net gain	$256	$513
Unrealized net loss including reversals of previously recorded amounts related to positions settled	(366)	(129)
Total	$(110)	$384

The cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program totaled $1.218 billion and $1.584 billion at March 31, 2013 and December 31, 2012, respectively. The decline was driven by settlement of maturing positions and increases in forward natural gas prices.

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

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2013 (b)	2014	2015	2016
December 31, 2008	$7.15	$7.15	$7.21	$7.30
December 31, 2009	$6.67	$6.84	$7.05	$7.24
December 31, 2010	$5.33	$5.49	$5.64	$5.79
December 31, 2011	$3.94	$4.34	$4.60	$4.85
March 31, 2012	$3.47	$3.96	$4.26	$4.51
June 30, 2012	$3.58	$3.95	$4.13	$4.29
September 30, 2012	$3.84	$4.18	$4.37	$4.55
December 31, 2012	$3.54	$4.03	$4.23	$4.42
March 31, 2013	$4.12	$4.23	$4.30	$4.38
___________

(a)	Based on NYMEX Henry Hub prices.

(b)	For March 31, 2013, natural gas prices for 2013 represent the average of forward prices for April through December.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH's unhedged position and forward prices at March 31, 2013, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas price hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2013 (a)	2014	2015
$1.00/MMBtu change in natural gas price (b)	$ ~20	$ ~260	$ ~475
0.1/MMBtu/MWh change in market heat rate (c)	$ ~4	$ ~30	$ ~35
$1.00/gallon change in diesel fuel price	$ ~6	$ ~40	$ ~50
___________

(a)	Balance of 2013 is from May 1, 2013 through December 31, 2013.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at March 31, 2013.

TCEH Interest Rate Swap Transactions — TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, as of March 31, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	September 2013 through October 2014	$18.265	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $600 million principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $405 million in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

We may enter into additional interest rate hedges from time to time.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2013	2012
Realized net loss	$(151)	$(168)
Unrealized net gain	148	110
Total	$(3)	$(58)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.917 billion and $2.065 billion at March 31, 2013 and December 31, 2012, respectively, of which $62 million and $65 million (both pretax), respectively, were reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. For example, at March 31, 2013, a one percent change in interest rates would result in an increase or decrease of approximately $625 million in our cumulative unrealized mark-to-market net liability.

First-Lien Security for Natural Gas Hedging Program and Interest Rate Swaps — Approximately 85% of the positions in the natural gas price hedging program and all of the TCEH interest rate swaps are secured by a first-lien interest in the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. Certain entities are counterparties to both our natural gas hedge program positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions. At March 31, 2013, our net liability positions related to these counterparties together with liability positions related to entities that are counterparties to only our interest rate swaps totaled approximately $1.3 billion. This amount is not expected to change materially through 2013 assuming market values do not change significantly.

Liability Management Program — At March 31, 2013, EFH Corp. and its consolidated subsidiaries had $38.3 billion principal amount of long-term debt outstanding. In October 2009, we implemented a liability management program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions. Activities under the liability management program do not include debt issued by Oncor or its subsidiaries.

Amendments to the TCEH Senior Secured Facilities completed in April 2011 and January 2013 resulted in the extension of $16.4 billion in loan maturities under the TCEH Term Loan Facilities and the TCEH Letter of Credit Facility from October 2014 to October 2017 and $2.05 billion of commitments under the TCEH Revolving Credit Facility from October 2013 to October 2016.

Other liability management activities since October 2009 include debt exchange, issuance and repurchase activities as follows:

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

In January 2013, EFIH issued $1.391 billion principal amount of debt in exchange for $1.266 billion principal amount of EFH Corp. debt and $139 million principal amount of EFIH debt. See Note 5 to Financial Statements for discussion of these and other debt-related transactions and Note 1 to Financial Statements regarding "Liquidity Considerations" and "Discussions with Creditors." Since inception, the transactions in the liability management program have resulted in the capture of $2.5 billion of debt discount and the extension of approximately $25.7 billion of debt maturities to 2017-2021.

EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFCH and TCEH into equity of EFH Corp., EFCH, TCEH and/or any of their subsidiaries.

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

Recent EPA Actions — See Note 6 for discussion of the CSAPR and other EPA actions as well as related litigation.

Mercury and Air Toxics Standard — In December 2011, the EPA finalized a rule called the Mercury and Air Toxics Standard (MATS). MATS regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal-fueled generation units required to comply with MATS as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. In April 2012, we filed a petition for review of MATS in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court. We cannot predict the timing or outcome of the D.C. Circuit Court's review of these petitions. In November 2012, the EPA proposed revised standards for new coal-fired generation units and other minor changes to MATS, including changes to the work practice standards affecting all units. In March 2013, the EPA finalized the revised standards for new coal-fired units and certain other minor changes but did not address the work practice standards. The EPA is expected to address these standards in a later rulemaking. We cannot predict the outcome of this rulemaking.

Regional Haze — SO2 and NOX reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions are required either on a unit-by-unit basis or by state participation in an EPA-approved regional trading program such as the CAIR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze to the EPA, which we believe would not have a material impact on our generation facilities. In December 2011, the EPA proposed a limited disapproval of the SIP due to its reliance on the CAIR and a Federal Implementation Plan for Texas providing that the inclusion in the CSAPR programs meets the regional haze requirements for SO2 and NOX reductions. In June 2012, the EPA finalized the limited disapproval of the Texas regional haze SIP, but did not finalize a Federal Implementation Plan for Texas. We cannot predict whether or when the EPA will finalize a Federal Implementation Plan for Texas regarding regional haze or its impact on our results of operations, liquidity or financial condition. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Texas regional haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of Federal Implementation Plans regarding regional haze. These cases were held in abeyance pending completion of the CSAPR rehearing proceeding described in Note 6 to Financial Statements. We cannot predict when or how the Fifth Circuit Court or the D.C. Circuit Court will rule on these petitions.

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

In May 2012, the CFTC published its final rule defining the terms Swap Dealer and Major Swap Participant. Additionally, in July 2012, the CFTC approved the final rules defining the term Swap and the end-user clearing exemption. The definition of the term Swap and the Swap Dealer/Major Swap Participant rule became effective in October 2012. Accordingly, we are required to assess our activity to determine if we will be required to register as a Swap Dealer or Major Swap Participant. Based on our assessment, we are not a Swap Dealer or Major Swap Participant.

The reporting requirements for entities that are not Swap Dealers or Major Swap Participants became effective in April 2013. However, in April 2013, the US Commodity Futures Trading Commission (CFTC) issued a no action letter that precluded any enforcement action on the reporting of Swaps for entities that are not Swap Dealers or Major Swap Participants until August 2013. We are prepared to meet the reporting requirement.

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

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At March 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.627 billion, including $167 million in 2013. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 41002 and 40451) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is required to file an update to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In November 2012, Oncor filed an application to update the TCRF, which became effective March 1, 2013. This application was designed to reduce Oncor's billings for the period from March 2013 through August 2013 by $47 million. In June 2012, Oncor filed an application to update the TCRF, which became effective in September 2012. This application was designed to increase Oncor's billings for the period from September 2012 through February 2013 by $129 million.

Transmission Interim Rate Update Applications (PUCT Docket No. 41166) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. The TCOS rate is charged directly to third-party wholesale transmission providers benefiting from Oncor's transmission system and, through the TCRF component of Oncor's delivery rates, to REPs with retail customers in Oncor's service territory. In January 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2013. Oncor's annualized revenues increased by an estimated $27 million with approximately $17 million of this increase recoverable through transmission costs charged to wholesale customers and $10 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Consolidated Financial Results – Three Months Ended March 31, 2013 Compared to Three Months Ended Ended March 31, 2012

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

Interest expense and related charges decreased $1 million to $784 million in 2013. The decrease was driven by higher unrealized mark-to-market net gains on interest rate swaps, offset by higher interest paid/accrued reflecting issuances of EFIH Notes in 2012.

Income tax benefit totaled $475 million and $180 million in 2013 and 2012, respectively. The effective rate was 42.8% and 33.3% in 2013 and 2012, respectively. The increase in the effective rate reflected the favorable resolution of a certain income tax position, as discussed in Note 13 to Financial Statements, including an $84 million net adjustment largely related to a reversal of accrued interest.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $10 million to $67 million in 2013. Oncor's results included a $10 million favorable tax effect due to resolution of certain income tax positions. Higher earnings at Oncor due to higher transmission revenue rates and the effect of colder (more normal) weather and growth in points of delivery on revenues was offset by higher depreciation and lower interest income. See Note 2 to Financial Statements.

Net loss increased $265 million to $569 million in 2013.

•	Net loss in the Competitive Electric segment increased $287 million to $547 million.

•	Earnings from the Regulated Delivery segment increased $10 million to $67 million as discussed above.

•
After-tax net expenses from Corporate and Other activities totaled $89 million and $101 million in 2013 and 2012, respectively. The amounts in 2013 and 2012 include recurring interest expense on outstanding debt, as well as corporate general and administrative expenses.

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

Competitive Electric Segment
Financial Results

	Three Months Ended March 31,
	2013	2012
Operating revenues	$1,260	$1,222
Fuel, purchased power costs and delivery fees	(636)	(628)
Net gain (loss) from commodity hedging and trading activities	(197)	368
Operating costs	(229)	(207)
Depreciation and amortization	(344)	(330)
Selling, general and administrative expenses	(158)	(155)
Franchise and revenue-based taxes	(17)	(19)
Other income	4	3
Other deductions	(3)	(3)
Interest income	4	17
Interest expense and related charges	(621)	(655)
Loss before income taxes	(937)	(387)
Income tax benefit	390	127
Net loss	$(547)	$(260)

Competitive Electric Segment
Sales Volume and Customer Count Data

	Three Months Ended March 31,		% Change
	2013	2012
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	4,605	4,660	(1.2)%
Small business (a)	1,190	1,338	(11.1)%
Large business and other customers	2,318	2,450	(5.4)%
Total retail electricity	8,113	8,448	(4.0)%
Wholesale electricity sales volumes (b)	9,069	8,813	2.9%
Total sales volumes	17,182	17,261	(0.5)%

Average volume (kilowatt-hours) per residential customer (c)	2,964	2,887	2.7%

Weather (North Texas average) – percent of normal (d):
Heating degree days	93.5%	77.5%	20.6%

Customer counts:
Retail electricity customers (end of period and in thousands) (e):
Residential	1,546	1,603	(3.6)%
Small business (a)	176	179	(1.7)%
Large business and other customers	18	17	5.9%
Total retail electricity customers	1,740	1,799	(3.3)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the "real-time market."

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,		% Change
	2013	2012
Operating revenues:
Retail electricity revenues:
Residential	$597	$578	3.3%
Small business (a)	157	175	(10.3)%
Large business and other customers	161	174	(7.5)%
Total retail electricity revenues	915	927	(1.3)%
Wholesale electricity revenues (b) (c)	275	230	19.6%
Amortization of intangibles (d)	5	4	25.0%
Other operating revenues	65	61	6.6%
Total operating revenues	$1,260	$1,222	3.1%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$296	$524	(43.5)%
Unrealized net losses	(493)	(156)	—%
Total	$(197)	$368	—%
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended March 31,
	2013	2012
Reported in revenues	$(1)	$(2)
Reported in fuel and purchased power costs	7	6
Net gain	$6	$4

(c)	Includes net amounts related to sales and purchases of balancing energy in the "real-time market."

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,		% Change
	2013	2012
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$44	$47	(6.4)%
Fuel for lignite/coal facilities	194	174	11.5%
Total nuclear and lignite/coal facilities	238	221	7.7%
Fuel for natural gas facilities and purchased power costs (a)	53	71	(25.4)%
Amortization of intangibles (b)	10	12	(16.7)%
Other costs	49	45	8.9%
Fuel and purchased power costs	350	349	0.3%
Delivery fees (c)	286	279	2.5%
Total	$636	$628	1.3%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.48	$8.77	(3.3)%
Lignite/coal facilities (d)	$20.78	$20.35	2.1%
Natural gas facilities and purchased power (e)	$46.01	$43.25	6.4%

Delivery fees per MWh	$35.08	$32.93	6.5%

Production and purchased power volumes (GWh):
Nuclear facilities	5,231	5,338	(2.0)%
Lignite/coal facilities (f)	11,286	10,693	5.5%
Total nuclear and lignite/coal facilities	16,517	16,031	3.0%
Natural gas facilities	55	142	(61.3)%
Purchased power (g)	610	1,088	(43.9)%
Total energy supply volumes	17,182	17,261	(0.5)%

Capacity factors:
Nuclear facilities	105.3%	106.3%	(0.9)%
Lignite/coal facilities (f)	65.2%	61.1%	6.7%
Total	74.2%	71.2%	4.2%
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(e)	Excludes volumes related to line loss and power imbalances and unrealized amounts referenced in footnote (d) immediately above.

(f)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal-fueled units totaling 4,350 GWh and 2,920 GWh for the three months ended March 31, 2013 and 2012, respectively.

(g)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment – Financial Results — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues increased $38 million, or 3%, to $1.260 billion in 2013.

Retail electricity revenues decreased $12 million, or 1%, to $915 million reflecting a $37 million decline in sales volumes partially offset by $25 million in higher average prices. Sales volumes fell 4% driven by declines in business markets. Business market volumes were lower reflecting changes in customer mix and lower small business customer counts driven by competitive activity. A 4% decline in residential customer counts was substantially offset by higher average usage driven by colder winter weather. Overall average retail pricing increased 3% driven by residential markets and due in part to higher delivery fees incurred.

Wholesale electricity revenues increased $45 million, or 20%, to $275 million in 2013 driven by higher average prices, which reflected higher natural gas prices, and a 3% increase in sales volumes reflecting higher demand driven by the effects of colder winter weather and higher available generation due to lower unplanned outages.

Fuel, purchased power costs and delivery fees increased $8 million, or 1%, to $636 million in 2013. Lignite/coal fuel costs increased $20 million reflecting higher consumption, increased western coal in fuel blend and higher average lignite costs, partially offset by lower western coal prices and transportation costs. Delivery fees increased $7 million reflecting higher rates, partially offset by lower retail volumes. Purchased power costs decreased $13 million driven by lower purchased power volumes. Natural gas fuel costs decreased $5 million reflecting a decrease in generation volumes.

A 6% increase in lignite/coal-fueled production was driven by fewer unplanned outage days in 2013, while nuclear-fueled production decreased 2% reflecting a refueling outage in 2013.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $197 million in net losses and $368 million in net gains for the three months ended March 31, 2013 and 2012, respectively, and is largely reflective of the natural gas price hedging program discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Price Hedging Program and Other Hedging Activities":

	Three Months Ended March 31, 2013
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$295	$(481)	$(186)
Trading positions	1	(12)	(11)
Total	$296	$(493)	$(197)

	Three Months Ended March 31, 2012
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$514	$(181)	$333
Trading positions	10	25	35
Total	$524	$(156)	$368

While unrealized losses were recorded in both 2013 and 2012 to reverse previously recorded gains on positions settled in the periods, the effect of increases in forward natural gas prices in 2013 compared to decreases in 2012 resulted in the increase in unrealized losses in 2013.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $6 million and $4 million in net gains in 2013 and 2012, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs increased $22 million, or 11%, to $229 million in 2013. The increase reflected $13 million in higher costs primarily for timing and scope of maintenance performed during outages at lignite units and $11 million in higher costs primarily associated with a planned spring nuclear unit refueling outage; there was no nuclear refueling outage during spring 2012.

Depreciation and amortization increased $14 million, or 4%, to $344 million in 2013. The increase primarily reflected the accelerated depreciation associated with retirements of generation assets during planned outages at three lignite units.

SG&A expenses increased $3 million, or 2%, to $158 million in 2013. The increase reflected $15 million in higher legal and consulting services costs primarily associated with our liability management program, partially offset by $9 million in lower employee compensation-related costs and $3 million in lower retail marketing expenses.

Interest income decreased $13 million, or 76%, to $4 million in 2013. The decrease was driven by EFH Corp.'s repayment of the TCEH Demand Notes. See Note 11 to Financial Statements.

Interest expense and related charges decreased $34 million, or 5%, to $621 million in 2013. The decrease was largely driven by higher unrealized mark-to-market net gains on interest rate swaps, partially offset by higher amortization of debt issuance costs and discounts.

Income tax benefit totaled $390 million and $127 million on pretax losses in 2013 and 2012, respectively. The effective rate was 41.6% and 32.8% in 2013 and 2012, respectively. The increase in the effective rate reflected the favorable resolution of a certain income tax position, as discussed in Note 13 to Financial Statements, including a $62 million net adjustment largely related to a reversal of accrued interest.

After-tax loss for the segment increased $287 million to $547 million in 2013 driven by lower results from commodity hedging activities in 2013, partially offset by the reversal of interest accrued on uncertain tax positions.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2013 and 2012. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $487 million and $152 million in unrealized net losses in 2013 and 2012, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Three Months Ended March 31,
	2013	2012
Commodity contract net asset at beginning of period	$1,664	$3,190
Settlements of positions (a)	(287)	(510)
Changes in fair value of positions in the portfolio (b)	(200)	358
Other activity (c)	(6)	(1)
Commodity contract net asset at end of period	$1,171	$3,037
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(b)
Represents unrealized net gains (losses) recognized, reflecting the effect of changes in forward natural gas prices on positions in the natural gas price hedging program (see discussion above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Price Hedging Program and Other Hedging Activities"), as well as net losses in 2013 and net gains in 2012 related to other hedging positions. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(c)
These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at March 31, 2013, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at March 31, 2013
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$(85)	$(1)	$(86)
Prices provided by other external sources	785	413	1,198
Prices based on models	60	(1)	59
Total	$760	$411	$1,171
Percentage of total fair value	65%	35%	100%

The "prices actively quoted" category reflects only exchange-traded contracts for which active quotes are readily available. The "prices provided by other external sources" category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT's North Hub that are deemed active markets extend through 2014 and over-the-counter quotes for natural gas generally extend through 2016, depending upon delivery point. The "prices based on models" category contains the value of all non-exchange-traded options valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 8 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 — Cash used in operating activities totaled $98 million in 2013 compared to cash provided by operating activities of $138 million in 2012. The change of $236 million reflected net changes in margin deposits totaling $211 million. The change in margin deposits largely relates to the natural gas price hedging program; in 2013 margin deposits were returned to counterparties due to settlement of maturing positions and increases in forward natural gas prices, while in 2012 more margin deposits were received due to decreases in forward natural gas prices than were returned due to settlements of positions. The change in cash flows also reflected an increase of $187 million in interest payments, offset by a decrease of approximately $175 million in working capital used reflecting timing of accounts payable and accrued expense payments.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $43 million and $46 million for the three months ended March 31, 2013 and 2012, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $15 million in 2013 and cash provided by financing activities totaled $420 million in 2012. Activity in 2012 reflected the issuance of $1.150 billion of EFIH 11.75% Notes, the majority of the proceeds from which were used to repay $950 million in borrowings under the TCEH Revolving Credit Facility.

See Note 5 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash provided by investing activities totaled $511 million in 2013 and cash used in investing activities totaled $243 million in 2012. Amounts provided in 2013 reflected the use by EFH Corp. of $680 million of cash previously in escrow (reported as restricted cash at December 31, 2012) to repay the balance of the TCEH Demand Notes (see Note 11 to Financial Statements). Capital expenditures (excluding nuclear fuel purchases) decreased $47 million to $139 million in 2013 reflecting decreased environmental-related spending, partially offset by increased spending on mine development and lignite maintenance projects. Nuclear fuel purchases decreased $44 million to $20 million due to timing of refueling cycles.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the three months ended March 31, 2013 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Repayments and Repurchases
TCEH (a)	$340	$(15)
EFCH	—	(1)
EFIH (b)	1,391	(139)
EFH Corp. (c)	—	(1,269)
Total long-term	1,731	(1,424)
Total short-term – TCEH (d)	7	—
Total	$1,738	$(1,424)
___________

(a)
Borrowings represent noncash principal increases of TCEH Term Loan Facilities for fees in consideration of the extension of $645 million of commitments under the TCEH Revolving Credit Facility. Repayments represent $14 million of payments of principal at scheduled maturity dates and $2 million of payments of capital lease liabilities.

(b)	Borrowings represent EFIH debt issued in exchanges for EFH Corp. and EFIH debt in January 2013. Repayments represent noncash retirements related to January 2013 debt exchanges.

(c)	Repayments include $1.266 billion of noncash retirements related to January 2013 debt exchanges.

(d)	Short-term amount represents net borrowings under the accounts receivable securitization program (see Note 4 to Financial Statements).

See Note 5 to Financial Statements for further detail of long-term debt and other financing arrangements.

Available Liquidity — The following table summarizes changes in available liquidity for the three months ended March 31, 2013.

	Available Liquidity
	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents – EFH Corp. (parent entity)	$150	$314	$(164)
Cash and cash equivalents – EFIH (a)	475	1,104	(629)
Cash and cash equivalents – TCEH	1,686	1,175	511
TCEH Letter of Credit Facility	212	183	29
Total liquidity	$2,523	$2,776	$(253)
___________

(a)	December 31, 2012 includes $680 million in cash held in escrow that was used in January 2013 to settle the TCEH Demand Notes.

The decrease in available liquidity of $253 million since December 31, 2012 was driven by use of cash of $257 million for the three months ended March 31, 2013 reflecting cash used for capital expenditures, including nuclear fuel purchases, and cash used in operating activities. See discussion of cash flows above.

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

Pension and OPEB Plan Funding — See Note 10 to Financial Statements.

EFIH Toggle Notes Interest Election — EFIH has the option every six months at its discretion, ending with the interest payment due June 2016, to use the payment-in-kind (PIK) feature of its toggle notes ($1.393 billion aggregate principal amount issued in December 2012 and January 2013) in lieu of making cash interest payments. Once EFIH makes a PIK election, the election is valid for each succeeding interest payment period until it revokes the applicable election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

EFIH will make its June 2013 interest payment and expects to make its December 2013 interest payment on the EFIH Toggle Notes by using the PIK feature of those notes. During the applicable PIK interest periods, the interest rate on these notes is increased from 11.25% to 12.25%. As a result of the PIK election, EFIH will increase the aggregate principal amount of the notes by $83 million in June 2013 and is expected to issue an additional $90 million in December 2013. See Note 5 to Financial Statements for further discussion of the EFIH Toggle Notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral posting obligations. At March 31, 2013, approximately 85% of the natural gas price hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At March 31, 2013, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted.

With the natural gas price hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. At March 31, 2013, approximately 50 million MMBtu of positions related to the natural gas price hedging program were not directly secured on an asset-lien basis and thus are subject to cash collateral posting requirements.

At March 31, 2013, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$123 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $69 million posted at December 31, 2012;

•
$453 million in cash has been received from counterparties, net of $3 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $598 million received, net of $2 million in cash posted, at December 31, 2012;

•	$330 million in letters of credit have been posted with counterparties, as compared to $376 million posted at December 31, 2012, and

•	$3 million in letters of credit have been received from counterparties, as compared to $22 million received at December 31, 2012.

Income Tax Matters — EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. EFH Corp. is a corporate member of the EFH Corp. consolidated group, while each of EFIH, Oncor Holdings, EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Prior to the restructuring transaction in April 2013 discussed below, EFCH was a corporate member of the group. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Pursuant to applicable US Treasury regulations and published guidance of the US Internal Revenue Service, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

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

An excess loss account (ELA) and a deferred intercompany gain (DIG) were reflected in the tax basis of the EFCH stock held by EFH Corp. The difference between EFH Corp.'s tax basis in the stock of EFCH and the amount of the stock investment for financial reporting purposes represented an outside basis difference. Because we had tax strategies available to us that we believe would avoid triggering income tax payments upon a transaction involving our investment in EFCH, we did not record deferred income tax liabilities with respect to this outside basis difference. The ELA, totaling approximately $19 billion, was created in connection with financing transactions related to the Merger. The DIG, totaling approximately $4 billion, was created as a result of an internal corporate reorganization prior to the Merger. The financing transactions and internal corporate reorganization that created the ELA and DIG involved TCEH and its assets but not EFIH or Oncor Holdings.

In April 2013, we received a private letter ruling from the IRS in which the IRS ruled that upon the consummation of certain internal corporate transactions (Transactions) involving EFH Corp. and EFCH, the ELA and the DIG would be eliminated without causing the recognition of tax gain or loss. On April 15, 2013, EFH Corp. and EFCH completed the Transactions, resulting in the elimination of the ELA and the DIG.

In connection with the Transactions, (i) EFH Corp. contributed all of the EFCH stock to a newly formed wholly-owned subsidiary, EFH2 Corp. (EFH2) (a Texas corporation), (ii) EFCH was converted from a Texas corporation into a Delaware limited liability company (the Conversion) and was renamed Energy Future Competitive Holdings Company LLC and (iii) EFH Corp. merged with and into EFH2 (the 2013 Merger), with EFH2 continuing as the surviving corporation. In connection with the 2013 Merger, EFH2 was renamed Energy Future Holdings Corp.

EFH2's directors and officers upon consummation of the 2013 Merger are the same as EFH Corp.'s directors and officers prior to the consummation of the 2013 Merger. Likewise, EFCH's managers and officers upon consummation of the Conversion are the same as its directors and officers prior to the consummation of the Conversion. Immediately after the consummation of the 2013 Merger, each of EFH2 and EFCH had, on a consolidated basis, the same assets, businesses and operations as EFH Corp. and EFCH had, respectively, immediately prior to the consummation of the Merger. The Transactions had no, and will have no, effect on EFH2's or EFCH's (or their respective subsidiaries') results of operations, liquidity or financial statements. EFH2 and EFH Corp. are both referred to as EFH Corp. throughout this quarterly report on Form 10-Q.

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $60 million, and we do not expect to pay any federal income taxes. There were no material income tax payments for the three months ended March 31, 2013 and 2012.

See Note 13 to Financial Statements for discussion of uncertain tax positions.

Interest Rate Swap Transactions — See Note 5 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — TCEH participates in an accounts receivable securitization program with a financial institution. In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Energy Receivables Company, a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of TCEH. TXU Energy Receivables Company borrows funds from the financial institution using the accounts receivable as collateral. All new trade receivables under the program generated by the originator are continuously purchased by TXU Energy Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $89 million and $82 million at March 31, 2013 and December 31, 2012, respectively. See Note 4 to Financial Statements.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $31 million and $36 million for the three months ended March 31, 2013 and 2012, respectively. Oncor Holdings' board of directors also declared a distribution to us totaling $49 million payable on May 2, 2013. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the TCEH Senior Secured Facilities and the accounts receivable securitization program (TCEH A/R Program) (see Note 4 to Financial Statements) contain an identical maintenance covenant with respect to leverage ratio. At March 31, 2013, we were in compliance with such covenants.

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

Adjusted EBITDA (as used in the restricted payments covenant contained in the indenture governing the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes) for the twelve months ended March 31, 2013 totaled $5.058 billion for EFH Corp. See Exhibits 99(b), 99(c) and 99(d) for a reconciliation of net income (loss) to Adjusted EBITDA for EFH Corp., TCEH and EFIH, respectively, for the three and twelve months ended March 31, 2013 and 2012.

The table below summarizes TCEH's secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and the TCEH A/R Program and various other financial ratios of EFH Corp., EFIH and TCEH that are applicable under certain other thresholds in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Notes, the TCEH Senior Secured Second Lien Notes, the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes and the EFIH Notes at March 31, 2013 and December 31, 2012. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp., EFIH or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFH Corp. and its consolidated subsidiaries are in compliance with their maintenance covenants. In January 2013, in accordance with amendments to the terms of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes and their governing indentures, restrictive covenants to those notes were removed. Accordingly, the related coverage ratios are not reflected below (see Note 5 to Financial Statements).

	March 31, 2013	December 31, 2012	Threshold Level at March 31, 2013
Maintenance Covenant:
TCEH Senior Secured Facilities and TCEH A/R Program:
Secured debt to Adjusted EBITDA ratio	6.18 to 1.00	5.88 to 1.00	Must not exceed 8.00 to 1.00 (a)
Debt Incurrence Thresholds:
EFIH Notes:
EFIH fixed charge coverage ratio (b)	0.2 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	10.7 to 1.0	10.1 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (b) (c)	1.8 to 1.0	2.1 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (b) (c)	0.2 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	7.7 to 1.0	7.0 to 1.0	Equal to or less than 6.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	9.0 to 1.0	8.5 to 1.0	Equal to or less than 6.5 to 1.0
___________

(a)
Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded at March 31, 2013) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

(b)	Calculations exclude interest income on the EFH Corp. 10.875% Notes and Toggle Notes that EFIH distributed as a dividend to EFH Corp. in January 2013 (see Note 5 to Financial Statements).

(c)
The EFIH fixed charge coverage ratio for non-EFH Corp. payments includes the results of Oncor Holdings and its subsidiaries. The EFIH fixed charge coverage ratio for EFH Corp. payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH's non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, at March 31, 2013, counterparties to those contracts could have required TCEH to post up to an aggregate of $17 million in additional collateral. This amount largely represents the below market terms of these contracts at March 31, 2013; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At March 31, 2013, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $26 million, with $10 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2013, TCEH posted letters of credit in the amount of $65 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the "day-ahead," "real-time" and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $140 million at March 31, 2013 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Other arrangements of EFH Corp. and its subsidiaries, including Oncor's credit facility, the accounts receivable securitization program (see Note 4 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($22.616 billion at March 31, 2013, excluding $19 million held by EFH Corp. (parent entity)) under such facilities.

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

Under the terms of a TCEH rail car lease, which had $40 million in remaining lease payments at March 31, 2013 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $43 million in remaining lease payments at March 31, 2013 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

Guarantees — See Note 6 to Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 2 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2013 that are expected to materially impact our financial statements.

Item3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Trading VaR — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts entered into for trading purposes based on a 95% confidence level and an assumed holding period of five days.

	March 31, 2013	December 31, 2012
Month-end average Trading VaR:	$3	$7
Month-end high Trading VaR:	$4	$12
Month-end low Trading VaR:	$2	$1
VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	March 31, 2013	December 31, 2012
Month-end average MtM VaR:	$83	$132
Month-end high MtM VaR:	$97	$206
Month-end low MtM VaR:	$68	$96

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

	March 31, 2013	December 31, 2012
Month-end average EaR:	$27	$109
Month-end high EaR:	$31	$161
Month-end low EaR:	$23	$77

The decrease in the Trading VaR risk measure above reflected lower market volatility and a decrease in trading positions. The decreases in the MtM VaR and EaR risk measures above reflected a reduction of positions in the natural gas price hedging program due to maturities and lower market volatility.

Interest Rate Risk

At March 31, 2013, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $17 million, taking into account the interest rate swaps discussed in Note 5 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.069 billion at March 31, 2013. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at March 31, 2013 include $383 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $63 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At March 31, 2013, the exposure to credit risk from these counterparties totaled $686 million taking into account the netting provisions of the master agreements described above but before taking into account $454 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $232 million decreased $23 million for the three months ended March 31, 2013.

Of this $232 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at March 31, 2013 arising from wholesale trade receivables, commodity contracts and hedging and trading activities, all of which matures in two years or less. This credit exposure represents wholesale trade accounts receivable and net asset positions in the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 9 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$684	$453	$231
Noninvestment grade	2	1	1
Totals	$686	$454	$232
Investment grade	99.7%		99.6%
Noninvestment grade	0.3%		0.4%

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

Significant (10% or greater) concentration of credit exposure exists with four counterparties, which represented 22%, 15%, 15% and 12% of the $232 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, and the importance of our business relationship with the counterparties.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as activities under our liability management program, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2012 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the CFTC, with respect to, among other things:

◦	allowed prices;

◦	allowed rates of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil-fueled generation facilities;

◦	operations of mines;

◦	self-bonding requirements;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS and climate change initiatives, and

◦	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	activity in the credit default swap market related to our debt instruments;

•	restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;

•	our ability to successfully execute our liability management program or otherwise address our debt maturities, including the potential exchange of debt securities for equity securities;

•	any defaults under certain of our financing arrangements that could trigger cross default or cross acceleration provisions under other financing arrangements;

•	our ability to make intercompany loans or otherwise transfer funds among different entities in our corporate structure;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

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

Reference is made to the discussion in Note 6 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2012 Form 10-K. The risks described in such report are not the only risks facing our Company.

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

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2(a)			—	Agreement and Plan of Merger between EFH2 Corp. and Energy Future Holdings Corp.

(3(i))	Articles of Incorporation

3(a)			—	Restated Certificate of Formation of Energy Future Holdings Corp.

(3(ii))	By-laws

3(b)			—	Amended and Restated Bylaws of Energy Future Holdings Corp.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Energy Future Holdings Corp.

4(a)			—
Fifth Supplemental Indenture, dated April 15, 2013, to the Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

4(b)	1-12833 Form 8-K (January 30, 2013)	4.1	—
Supplemental Indenture, dated January 25, 2013, to the Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(c)			—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 16, 2009, among Energy Future Holdings Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(d)	1-12833 Form 8-K (January 30, 2013)	4.2	—
Eighth Supplemental Indenture, dated January 25, 2013, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(e)			—
Ninth Supplemental Indenture, dated April 15, 2013, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(f)			—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series P due 2014).

4(g)			—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series Q due 2024).

4(h)			—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series R due 2034).

Exhibits	Previously Filed With File Number*	As Exhibit
Texas Competitive Electric Holdings Company LLC

4(i)			—
Third Supplemental Indenture, dated January 11, 2013, to the Indenture dated October 31, 2007, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

4(j)			—
Supplemental Indenture, dated January 11, 2013, to the Indenture dated April 19, 2011, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.5% Senior Secured Notes due 2020.

4(k)			—
Fourth Supplemental Indenture, dated January 11, 2013, to the Indenture dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021, Series B.

Energy Future Intermediate Holding Company LLC

4(l)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
Supplemental Indenture, dated January 25, 2013, to the Indenture, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(m)	1-12833 Form 8-K (filed January 30, 2013)	4.4	—
First Supplemental Indenture, dated January 29, 2013, to the Indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(n)			—
Second Supplemental Indenture, dated March 21, 2013, to the Indenture dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(o)	1-12833 Form 8-K (filed January 30, 2013)	4.5	—
Second Supplemental Indenture, dated January 29, 2013, to the Indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(p)	1-12833 Form 10-K (2012) (filed February 19, 2013)	4(uuu)	—
Third Supplemental Indenture, dated January 30, 2013, to the indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

(10)	Material Contracts

Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)			—	Employment Agreement, dated March 6, 2013, between Energy Future Holdings Corp. and Donald L. Evans.

10(b)			—	Second Amended and Restated Employment Agreement, dated May 1, 2013, among TXU Retail Company LLC, Energy Future Holdings Corp. and James A. Burke.

Exhibits	Previously Filed With File Number*	As Exhibit
Credit Agreements and Related Agreements

10(c)	1-12833 Form 8-K (filed January 7, 2013)	10.1	—	December 2012 Extension Amendment, dated January 4, 2013, to the $24,500,000,000 Credit Agreement.

10(d)	1-12833 Form 8-K (filed January 7, 2013)	10.2	—	Incremental Amendment No. 1, dated January 4, 2013, to the $24,500,000,000 Credit Agreement.

(31)	Rule 13a - 14(a)/15d-14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—	Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—
Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2013.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2013 and 2012.

99(c)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2013 and 2012.

99(d)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2013 and 2012.

XBRL Data Files

101.INS			—	XBRL Instance Document**

101.SCH			—	XBRL Taxonomy Extension Schema Document**

101.CAL			—	XBRL Taxonomy Extension Calculation Document**

101.DEF			—	XBRL Taxonomy Extension Definition Document**

101.LAB			—	XBRL Taxonomy Extension Labels Document**

101.PRE			—	XBRL Taxonomy Extension Presentation Document**
____________

*	Incorporated herein by reference

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ STAN SZLAUDERBACH
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 1, 2013