Form 10-Q
period 2013-09-30
Energy Future Holdings Corp /TX/
filed 2013-11-01
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

At October 31, 2013, there were 1,669,861,383 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured Notes due August 15, 2017 (EFIH 6.875% Notes), 9.75% Senior Notes due October 15, 2019 (EFIH 9.75% Notes), 10.000% Senior Secured Notes due December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes due October 1, 2021 (EFIH 11% Notes), 11.75% Senior Secured Second Lien Notes due March 1, 2022 (EFIH 11.75% Notes) and 11.25/12.25% Senior Toggle Notes due December 1, 2018 (EFIH Toggle Notes).

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Fifth Circuit Court	US Court of Appeals for the Fifth Circuit

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

ICE	the IntercontinentalExchange, a commodity exchange

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

TCEH Senior Notes
Refers, collectively, to TCEH's and TCEH Finance's 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015, Series B (collectively, TCEH 10.25% Notes) and TCEH's and TCEH Finance's 10.50/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

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

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions of dollars)
Operating revenues	$1,893	$1,752	$4,572	$4,358
Fuel, purchased power costs and delivery fees	(852)	(850)	(2,175)	(2,153)
Net gain (loss) from commodity hedging and trading activities	58	(3)	29	229
Operating costs	(189)	(201)	(685)	(636)
Depreciation and amortization	(335)	(335)	(1,030)	(1,015)
Selling, general and administrative expenses	(202)	(177)	(540)	(491)
Franchise and revenue-based taxes	(18)	(19)	(51)	(55)
Other income (Note 13)	5	6	19	25
Other deductions (Note 13)	(36)	(42)	(40)	(54)
Interest income	—	1	1	2
Interest expense and related charges (Note 13)	(533)	(944)	(1,915)	(2,746)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(209)	(812)	(1,815)	(2,536)
Income tax benefit	100	296	925	879
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 2)	114	109	255	249
Net income (loss)	$5	$(407)	$(635)	$(1,408)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions of dollars)
Net income (loss)	$5	$(407)	$(635)	$(1,408)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $1, $18, $2 and $13)	(1)	(33)	(4)	(25)
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $1, $1, $3 and $3)	1	1	5	5
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $—, —, — and $1)	1	1	1	2
Total other comprehensive income (loss)	1	(31)	2	(18)
Comprehensive income (loss)	$6	$(438)	$(633)	$(1,426)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(635)	$(1,408)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,160	1,161
Deferred income tax benefit, net	(612)	(887)
Income tax benefit due to audit resolutions (Note 13)	(305)	—
Unrealized net loss from mark-to-market valuations of commodity positions	693	1,290
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps (Note 13)	(903)	12
Interest expense on toggle notes payable in additional principal (Notes 5 and 13)	130	177
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 13)	175	183
Equity in earnings of unconsolidated subsidiaries	(255)	(249)
Distributions of earnings from unconsolidated subsidiaries	148	100
Asset impairments (Note 13)	30	31
Bad debt expense (Note 4)	23	20
Accretion expense related primarily to mining reclamation obligations (Note 13)	24	27
Stock-based incentive compensation expense	5	10
Other, net	2	3
Changes in operating assets and liabilities:
Margin deposits, net	(197)	(321)
Other operating assets and liabilities	248	(51)
Cash provided by (used in) operating activities	(269)	98
Cash flows — financing activities:
Issuances of long-term debt (Note 5)	—	2,000
Repayments/repurchases of long-term debt (Note 5)	(94)	(31)
Net short-term borrowings under accounts receivable securitization program (Note 4)	90	80
Decrease in other short-term borrowings (Note 5)	—	(385)
Decrease in note payable to unconsolidated subsidiary (Note 11)	—	(20)
Settlement of agreements with unconsolidated affiliate (Note 11)	—	(159)
Sale/leaseback of equipment	—	15
Contributions from noncontrolling interests	3	6
Debt amendment, exchange and issuance costs and discounts, including third-party fees expensed	(9)	(43)
Other, net	(5)	—
Cash provided by (used in) financing activities	(15)	1,463

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	$(372)	$(526)
Nuclear fuel purchases	(59)	(155)
Proceeds from sales of assets	3	1
Acquisition of combustion turbine trust interest (Note 5)	(40)	—
Restricted cash investment used to settle TCEH Demand Notes (Note 11)	680	(680)
Other changes in restricted cash	(4)	112
Purchases of environmental allowances and credits	(13)	(19)
Proceeds from sales of nuclear decommissioning trust fund securities	128	56
Investments in nuclear decommissioning trust fund securities	(140)	(68)
Other, net	4	4
Cash provided by (used in) investing activities	187	(1,275)

Net change in cash and cash equivalents	(97)	286
Cash and cash equivalents — beginning balance	1,913	826
Cash and cash equivalents — ending balance	$1,816	$1,112

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,816	$1,913
Restricted cash (Note 13)	4	680
Trade accounts receivable — net (includes $573 and $445 in pledged amounts related to a VIE (Notes 2 and 4))	808	718
Inventories (Note 13)	400	393
Commodity and other derivative contractual assets (Note 9)	1,056	1,595
Margin deposits related to commodity positions	21	71
Other current assets	64	143
Total current assets	4,169	5,513
Restricted cash (Note 13)	947	947
Receivable from unconsolidated subsidiary (Note 11)	839	825
Investment in unconsolidated subsidiary (Note 2)	5,959	5,850
Other investments (Note 13)	843	767
Property, plant and equipment — net (Note 13)	18,103	18,705
Goodwill (Note 3)	4,952	4,952
Identifiable intangible assets — net (Note 3)	1,697	1,755
Commodity and other derivative contractual assets (Note 9)	159	586
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	1,022	1,070
Total assets	$38,690	$40,970
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $172 and $82 related to a VIE (Notes 2 and 5))	$2,226	$2,136
Long-term debt due currently (Note 5)	38	103
Trade accounts payable	368	394
Net payables due to unconsolidated subsidiary (Note 11)	123	19
Commodity and other derivative contractual liabilities (Note 9)	691	1,044
Margin deposits related to commodity positions	353	600
Accumulated deferred income taxes	34	48
Accrued interest	761	571
Other current liabilities	387	353
Total current liabilities	4,981	5,268
Accumulated deferred income taxes	3,489	2,828
Commodity and other derivative contractual liabilities (Note 9)	782	1,556
Long-term debt, less amounts due currently (Note 5)	38,086	37,815
Other noncurrent liabilities and deferred credits (Note 13)	2,903	4,426
Total liabilities	50,241	51,893
Commitments and Contingencies (Note 6)
Equity (Note 7):
EFH Corp. shareholders' equity	(11,656)	(11,025)
Noncontrolling interests in subsidiaries	105	102
Total equity	(11,551)	(10,923)
Total liabilities and equity	$38,690	$40,970
See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the company" are to EFH Corp. and/or its subsidiaries, as apparent in the context. See "Glossary" for defined terms.

EFH Corp., a Texas corporation, is a Dallas-based holding company that conducts its operations principally through its TCEH and Oncor subsidiaries. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. TCEH is a wholly owned subsidiary of EFCH, which is a holding company and a wholly owned subsidiary of EFH Corp. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Oncor Holdings, a holding company that holds an approximate 80% equity interest in Oncor, is a wholly owned subsidiary of EFIH, which is a holding company and a wholly owned subsidiary of EFH Corp. Oncor Holdings and its subsidiaries (the Oncor Ring-Fenced Entities) are not consolidated in EFH Corp.'s financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 2).

TCEH operates largely in the ERCOT market, and wholesale electricity prices in that market have generally moved with the price of natural gas. Wholesale electricity prices have significant implications to TCEH's profitability and cash flows and, accordingly, the value of its business.

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor. Such measures include, among other things: the sale in November 2008 of a 19.75% equity interest in Oncor to Texas Transmission Investment LLC (a limited liability company that owns a 19.75% equity interest in Oncor and is not affiliated with EFH Corp., any of EFH Corp.'s subsidiaries or any member of the Sponsor Group); maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor's board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Moreover, Oncor's operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

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

Note 5 provides the details of debt activity in 2013 and the principal amounts and maturity dates of EFH Corp.'s and its consolidated subsidiaries' short-term borrowings and long-term debt, which includes the maturity of $3.8 billion of the TCEH Term Loan Facilities in October 2014. At September 30, 2013, TCEH has $1.3 billion of cash and cash equivalents and $171 million of available capacity under its letter of credit facility. Based on forward wholesale power prices in ERCOT, which are subject to the effects of changing market conditions, TCEH may not have sufficient liquidity, absent any financing transactions, to meet its obligations within the next twelve months.

Discussions with Creditors

EFH Corp. and its subsidiaries (other than the Oncor Ring-Fenced Entities) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and have entered into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and exchanges or conversions of debt for preferred or common equity or warrants, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into preferred or common equity or warrants of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries. These actions could result in holders of EFH Corp., EFIH, EFCH and TCEH debt instruments not recovering the full principal amount of those obligations.

In March and April 2013, we engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH's subsidiaries (the TCEH Creditors) with respect to proposed changes to our capital structure. No agreement was reached as part of those discussions, and in September and October 2013, we engaged in further discussions with the TCEH Creditors, certain unaffiliated holders of unsecured claims against EFIH and a significant creditor with claims against TCEH, EFCH, EFIH and EFH Corp. (collectively, the Creditors) with respect to our capital structure, including the possibility of a consensual, prepackaged restructuring transaction. Our objectives in these discussions were to promote a sustainable capital structure and maximize enterprise value of EFH Corp. and its subsidiaries by, among other things, encouraging agreement on a restructuring plan that would minimize time spent in a restructuring through a proactive and organized solution; minimizing any potential adverse tax impacts of a restructuring; maintaining the company in one consolidated group; maintaining focus on operating our businesses, and maintaining the company’s high-performing work force.

We and the Creditors discussed a number of proposed changes to EFH Corp.'s capital structure. Certain proposals contemplated that some combination of EFH Corp. and certain of its subsidiaries (including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities) would implement a plan of reorganization by commencing one or more voluntary cases under Chapter 11 of the United States Bankruptcy Code (the Code). Such proposals would have resulted in a prenegotiated restructuring of EFCH's approximately $32.2 billion principal amount of debt, EFH Corp.’s approximately $650 million principal amount of debt and EFIH’s approximately $7.6 billion principal amount of debt (each as of September 30, 2013 and excluding debt held by affiliates) and contemplated that after the restructuring EFH Corp. would continue to hold all of the equity interests in EFCH and EFIH; EFCH would continue to hold all of the equity interests in TCEH; and EFIH would continue to hold all of the equity interests in Oncor Holdings. Another proposal contemplated that EFIH (excluding Oncor Holdings and its subsidiaries) would implement a plan of reorganization by commencing a stand-alone voluntary case under the Code. Such proposal contemplated that after the restructuring certain creditors of EFIH would own a substantial majority of, and certain creditors of EFH Corp. and the equity holders of EFH Corp. would collectively own a minority of, the equity interests in EFIH. The confirmation of any plans of reorganization in such cases would be subject to applicable regulatory approvals. We and the Creditors have not reached agreement on the terms of any change in our capital structure.

We are not currently engaged in ongoing negotiations with the principals of any of the Creditors. Although the Creditors are not currently engaged in ongoing negotiations with us, certain of the Creditors have directed their advisors to continue to work with us and our advisors to explore further whether the parties can reach an agreement on the terms of a consensual restructuring. We will continue to consider and evaluate a range of future changes to our capital structure, in addition to the proposed changes described above, which may include filing a voluntary case under Chapter 11 of the Code for some or all of EFH Corp. and its subsidiaries (excluding the Oncor Ring-Fenced Entities).

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

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	September 30, 2013	December 31, 2012	Liabilities:	September 30, 2013	December 31, 2012
Cash and cash equivalents	$37	$43	Short-term borrowings	$172	$82
Accounts receivable	573	445	Trade accounts payable	1	1
Property, plant and equipment	138	134	Other current liabilities	13	7
Other assets, including $3 million and $12 million of current assets	12	16
Total assets	$760	$638	Total liabilities	$186	$90

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our assets to settle the obligations of the VIE.

Non-Consolidation of Oncor and Oncor Holdings

Our investment in unconsolidated subsidiary as presented in the balance sheet totaled $5.959 billion and $5.850 billion at September 30, 2013 and December 31, 2012, respectively, and consists almost entirely of our interest in Oncor Holdings, which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 28% and 29% of Oncor Holdings' consolidated operating revenues for the nine months ended September 30, 2013 and 2012, respectively.

See Note 11 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $148 million and $100 million for the nine months ended September 30, 2013 and 2012, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At September 30, 2013, $187 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2013, Oncor's regulatory capitalization ratio was 58.7% debt and 41.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

See Note 11 for discussion of a tax sharing agreement with Oncor Holdings.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and nine months ended September 30, 2013 and 2012 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$966	$925	$2,640	$2,536
Operation and maintenance expenses	(315)	(292)	(919)	(873)
Depreciation and amortization	(207)	(201)	(608)	(577)
Taxes other than income taxes	(112)	(113)	(315)	(313)
Other income	4	6	14	20
Other deductions	(2)	(1)	(11)	(4)
Interest income	—	3	2	24
Interest expense and related charges	(94)	(96)	(283)	(279)
Income before income taxes	240	231	520	534
Income tax expense	(97)	(95)	(199)	(221)
Net income	143	136	321	313
Net income attributable to noncontrolling interests	(29)	(27)	(66)	(64)
Net income attributable to Oncor Holdings	$114	$109	$255	$249

Assets and liabilities of Oncor Holdings at September 30, 2013 and December 31, 2012 are presented below:

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17	$45
Restricted cash	61	55
Trade accounts receivable — net	404	338
Trade accounts and other receivables from affiliates	158	53
Inventories	67	73
Accumulated deferred income taxes	35	26
Prepayments and other current assets	82	82
Total current assets	824	672
Restricted cash	16	16
Other investments	85	83
Property, plant and equipment — net	11,794	11,318
Goodwill	4,064	4,064
Regulatory assets — net	1,512	1,788
Other noncurrent assets	70	78
Total assets	$18,365	$18,019
LIABILITIES
Current liabilities:
Short-term borrowings	$860	$735
Long-term debt due currently	129	125
Trade accounts payable — nonaffiliates	100	121
Income taxes payable to EFH Corp.	35	34
Accrued taxes other than income	134	153
Accrued interest	65	95
Other current liabilities	111	110
Total current liabilities	1,434	1,373
Accumulated deferred income taxes	1,881	1,736
Investment tax credits	22	24
Long-term debt, less amounts due currently	5,422	5,400
Other noncurrent liabilities and deferred credits	1,931	1,999
Total liabilities	$10,690	$10,532

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment and arose in connection with accounting for the Merger. There were no changes to the goodwill balance for the three and nine months ended September 30, 2013. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated impairment charges	(13,390)
Balance at September 30, 2013 and December 31, 2012	$4,952

In the first quarter 2013, we finalized the fair value calculations supporting the $1.2 billion noncash goodwill impairment charge related to the Competitive Electric segment that was recorded in the fourth quarter 2012. No additional impairment was recorded.

We have determined that in consideration of our most recent forecasts of wholesale power prices in ERCOT, the likelihood of a goodwill impairment has increased. We have initiated an evaluation of goodwill as of September 30, 2013, which will be completed in the fourth quarter 2013 and could result in a noncash goodwill impairment charge in that period.

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	September 30, 2013			December 31, 2012
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$396	$67	$463	$378	$85
Favorable purchase and sales contracts	551	333	218	552	314	238
Capitalized in-service software	357	193	164	356	174	182
Environmental allowances and credits	598	407	191	594	393	201
Mining development costs	196	105	91	163	82	81
Total identifiable intangible assets subject to amortization	$2,165	$1,434	731	$2,128	$1,341	787
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			11			13
Total identifiable intangible assets			$1,697			$1,755

Amortization expense related to identifiable intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Segment	Three Months Ended September 30,		Nine Months Ended September 30,
			2013	2012	2013	2012
Retail customer relationship	Depreciation and amortization	Competitive Electric	$6	$8	$18	$25
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	Competitive Electric	6	5	19	20
Capitalized in-service software	Depreciation and amortization	Competitive Electric and Corporate and Other	10	10	31	29
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	Competitive Electric	5	6	11	15
Mining development costs	Depreciation and amortization	Competitive Electric	8	7	23	20
Total amortization expense			$35	$36	$102	$109

Estimated Amortization of Identifiable Intangible Assets — The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2013	$138
2014	$125
2015	$115
2016	$95
2017	$75

4.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

On October 29, 2013, we terminated the Accounts Receivable Securitization Program, described in the following paragraphs, and repaid all outstanding obligations under the program. In connection with the termination of the program, TXU Energy repurchased $491 million in accounts receivable from TXU Energy Receivables Company LLC (TXU Energy Receivables Company) for an aggregate purchase price of $474 million, TXU Energy Receivables Company paid TXU Energy $11 million, constituting repayment in full of its outstanding obligations under its subordinated note with TXU Energy, and TXU Energy Receivables Company repaid all of its borrowings from a financial institution providing the financing for the program totaling $126 million.

Under the Accounts Receivable Securitization Program, TXU Energy (originator) sold all of its trade accounts receivable to TXU Energy Receivables Company, which was an entity created for the special purpose of purchasing receivables from the originator and is a consolidated, wholly owned, bankruptcy-remote subsidiary of TCEH. TXU Energy Receivables Company borrowed funds from a financial institution using the accounts receivable as collateral.

The trade accounts receivable amounts under the program are reported in the financial statements as pledged balances, and the related funding amounts are reported as short-term borrowings.

The maximum funding amount available under the program at September 30, 2013 was $200 million, which approximated the expected usage and applied only to receivables related to non-executory retail sales contracts. Program funding increased to $172 million at September 30, 2013 from $82 million at December 31, 2012. Because TCEH's credit ratings were lower than Ba3/BB-, under the terms of the program available funding was reduced by the amount of customer deposits held by the originator, which totaled $33 million at September 30, 2013.

TXU Energy Receivables Company issued a subordinated note payable to the originator in an amount equal to the difference between the face amount of the accounts receivable purchased, less a discount, and cash paid to the originator. Because the subordinated note was limited to 25% of the uncollected accounts receivable purchased, and the amount of borrowings was limited by terms of the financing agreement, any additional funding to purchase the receivables was sourced from cash on hand, which totaled $37 million at September 30, 2013, and/or capital contributions from TCEH. Under the program, the subordinated note issued by TXU Energy Receivables Company was subordinated to the security interests of the financial institution. The balance of the subordinated note payable, which was eliminated in consolidation, totaled $93 million and $97 million at September 30, 2013 and December 31, 2012, respectively.

All new trade receivables under the program generated by the originator were continuously purchased by TXU Energy Receivables Company with the proceeds from collections of receivables previously purchased and, as necessary, increased borrowings or funding sources as described immediately above. Changes in the amount of borrowings by TXU Energy Receivables Company reflected seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes.

The discount from face amount on the purchase of receivables from the originator principally funded program fees paid to the financial institution. The program fees consisted primarily of interest costs on the underlying financing and are reported as interest expense and related charges. The discount also funded a servicing fee, which is reported as SG&A expense, paid by TXU Energy Receivables Company to TXU Energy, which provided recordkeeping services and was the collection agent under the program.

Program fee amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Program fees	$3	$2	$6	$6
Program fees as a percentage of average funding (annualized)	5.1%	4.9%	5.8%	6.2%

Activities of TXU Energy Receivables Company and its predecessor, TXU Receivables Company, were as follows:

	Nine Months Ended September 30,
	2013	2012
Cash collections on accounts receivable	$3,200	$3,501
Face amount of new receivables purchased (a)	(3,328)	(3,571)
Discount from face amount of purchased receivables	29	8
Program fees paid to financial institution	(6)	(6)
Servicing fees paid for recordkeeping and collection services	—	(2)
Decrease in subordinated notes payable	(4)	(10)
Increase in cash held	17	—
Other — net	2	—
Cash flows provided to originator under the program	$(90)	$(80)
____________

(a)	Net of allowance for uncollectible accounts.

Trade Accounts Receivable

	September 30, 2013	December 31, 2012
Wholesale and retail trade accounts receivable	$825	$727
Allowance for uncollectible accounts	(17)	(9)
Trade accounts receivable — reported in balance sheet, including $573 and $445 in pledged retail receivables	$808	$718

Gross trade accounts receivable at September 30, 2013 and December 31, 2012 included unbilled revenues of $272 million and $260 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2013	2012
Allowance for uncollectible accounts receivable at beginning of period	$9	$27
Increase for bad debt expense	23	20
Decrease for account write-offs	(15)	(32)
Allowance for uncollectible accounts receivable at end of period	$17	$15

5.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At September 30, 2013, outstanding short-term borrowings totaled $2.226 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.68%, excluding customary fees, and $172 million under the accounts receivable securitization program. On October 29, 2013, we terminated the accounts receivable securitization program and repaid all outstanding obligations under the program (see Note 4).

At December 31, 2012, outstanding short-term borrowings totaled $2.136 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.40%, excluding customary fees, and $82 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities and related cash borrowings at September 30, 2013 are presented below. Available letter of credit capacity totaled $171 million at September 30, 2013 as discussed below. The facilities are all senior secured facilities of TCEH.

		September 30, 2013
Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2016	$2,054	$—	$2,054	$—
TCEH Letter of Credit Facility (b)	October 2017 (b)	1,062	—	1,062	—
Total TCEH		$3,116	$—	$3,116	$—
___________

(a)
Facility used for borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. At September 30, 2013, borrowings under the facility bear interest at LIBOR plus 4.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility. In January 2013, commitments previously maturing in 2013 were extended to 2016 as discussed below.

(b)
Facility, $42 million of which matures in October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not secured by a first-lien interest in the assets of TCEH. The borrowings under this facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit and are classified as long-term debt. At September 30, 2013, the restricted cash totaled $947 million, after reduction for a $115 million letter of credit drawn in 2009 related to an office building financing. At September 30, 2013, the restricted cash supports $776 million in letters of credit outstanding, leaving $171 million in available letter of credit capacity.

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

Long-Term Debt

At September 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$115
10% Fixed Senior Notes due January 15, 2020	3	1,061
10.875% Fixed Senior Notes due November 1, 2017 (a)	33	64
11.25 / 12.00% Senior Toggle Notes due November 1, 2017 (a)	27	60
5.55% Fixed Series P Senior Notes due November 15, 2014 (a)	90	92
6.50% Fixed Series Q Senior Notes due November 15, 2024 (a)	201	230
6.55% Fixed Series R Senior Notes due November 15, 2034 (a)	291	291
8.82% Building Financing due semiannually through February 11, 2022 (b)	46	53
Unamortized fair value premium related to Building Financing (b)(c)	9	11
Unamortized fair value discount (c)	(123)	(137)
Total EFH Corp.	579	1,840
EFIH
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	503	503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25 / 12.25% Senior Toggle Notes due December 1, 2018	1,476	1,304
9.75% Fixed Senior Notes due October 15, 2019	2	141
Unamortized premium	303	351
Unamortized discount	(149)	(131)
Total EFIH	7,773	6,504
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (d)	35	35
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (d)	35	39
1.065% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (e)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (c)	(6)	(7)
Total EFCH	73	76
TCEH
Senior Secured Facilities:
3.710% TCEH Term Loan Facilities maturing October 10, 2014 (e)(f)	3,809	3,809
3.679% TCEH Letter of Credit Facility maturing October 10, 2014 (e)	42	42
4.709% TCEH Term Loan Facilities maturing October 10, 2017 (a)(e)(f)	15,691	15,351
4.679% TCEH Letter of Credit Facility maturing October 10, 2017 (e)	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,292
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749

	September 30, 2013	December 31, 2012
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	$39	$39
7.70% Fixed Series 1999A due April 1, 2033	111	111
6.75% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (g)	—	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.089% Floating Series 2001D-2 due May 1, 2033 (h)	97	97
0.210% Floating Taxable Series 2001I due December 1, 2036 (i)	62	62
0.089% Floating Series 2002A due May 1, 2037 (h)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (g)	—	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (g)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (c)	(107)	(112)
Other:
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017	36	—
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	4	12
7% Fixed Senior Notes due March 15, 2013	—	5
Capital leases	56	64
Other	3	3
Unamortized discount	(110)	(10)
Unamortized fair value discount (c)	—	(1)
Total TCEH	29,699	29,498
Total EFH Corp. consolidated	38,124	37,918
Less amount due currently	(38)	(103)
Total long-term debt	$38,086	$37,815
___________

(a)	Excludes the following debt held by EFIH or EFH Corp. (parent entity) and eliminated in consolidation:

	September 30, 2013	December 31, 2012
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$1,685
EFH Corp. 11.25 / 12.00% Senior Toggle Notes due November 1, 2017	—	3,441
EFH Corp. 5.55% Fixed Series P Senior Notes due November 15, 2014	281	279
EFH Corp. 6.50% Fixed Series Q Senior Notes due November 15, 2024	545	516
EFH Corp. 6.55% Fixed Series R Senior Notes due November 15, 2034	456	456
TCEH 4.709% Term Loan Facilities maturing October 10, 2017	19	19
TCEH 10.25% Fixed Senior Notes due November 1, 2015	213	213
TCEH 10.25% Fixed Senior Notes due November 1, 2015, Series B	150	150
Total	$1,664	$6,759

(b)	This financing is the obligation of a subsidiary of EFH Corp. and will be serviced with cash drawn by the beneficiary of a letter of credit that was previously issued to secure the obligation.

(c)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(d)
EFCH's obligations with respect to these financings are guaranteed by EFH Corp. and secured on a first-priority basis by, among other things, an undivided interest in the Comanche Peak nuclear generation facility.

(e)	Interest rates in effect at September 30, 2013.

(f)	Interest rate swapped to fixed on $18.140 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(g)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(h)	Interest rates in effect at September 30, 2013. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(i)	Interest rate in effect at September 30, 2013. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.

Debt Amounts Due Currently

Amounts due currently (within twelve months) at September 30, 2013 total $38 million and consist of scheduled installment payments on capital leases and debt securities.

Debt Related Activity in 2013

Principal amounts of long-term debt issued in the nine months ended September 30, 2013 totaled $1.731 billion and consisted of $340 million principal amount of incremental term loans under the TCEH Term Loan Facilities discussed in “Amendment and Extension of TCEH Revolving Credit Facility” above and $1.302 billion of EFIH 10% Notes and $89 million of EFIH Toggle Notes issued in exchanges discussed below.

Repayments of long-term debt in the nine months ended September 30, 2013 totaled $94 million and consisted of $86 million of payments of principal at scheduled maturity or mandatory tender and remarketing dates (including $60 million of pollution control revenue bond and $17 million of fixed secured facility bond payments) and $8 million of contractual payments under capital leases.

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

In additional exchanges in January 2013, EFIH and EFIH Finance issued $89 million principal amount of additional 11.25/12.25% Toggle Notes due 2018 (EFIH Toggle Notes) in exchange for $95 million total principal amount of EFH Corp. senior notes consisting of: (i) $31 million principal amount of EFH Corp. 10.875% Senior Notes due 2017 (EFH Corp. 10.875% Notes), (ii) $33 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes due 2017 (EFH Corp. Toggle Notes), (iii) $2 million principal amount of EFH Corp. 5.55% Series P Notes due 2014 (EFH Corp. 5.55% Notes) and (iv) $29 million principal amount of EFH Corp. 6.50% Series Q Notes due 2024 (EFH Corp. 6.50% Notes). The additional EFIH Toggle Notes have the same terms and conditions as the existing EFIH Toggle Notes discussed below.

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

Information Regarding Other Significant Outstanding Debt

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $22.616 billion at September 30, 2013 and consisted of:

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

•
Amounts borrowed under the TCEH Revolving Credit Facility, which may be reborrowed from time to time until October 2016 and represent the entire amount of commitments under the facility totaling $2.054 billion at September 30, 2013. See "Credit Facilities" above for discussion regarding the maturity date extension of $645 million in commitments from 2013 to 2016.

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

TCEH 11.5% Senior Secured Notes — At September 30, 2013, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At September 30, 2013, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At September 30, 2013, the principal amount of the TCEH Senior Notes totaled $4.874 billion, excluding $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum .

EFIH 6.875% Senior Secured Notes — At September 30, 2013, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes mature in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15 at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

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

The EFIH 6.875% Notes were issued in private placements and are not registered under the Securities Act. EFIH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 6.875% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 6.875% Notes. Because the exchange offer has not yet been completed, the annual interest rate on the EFIH 6.875% Notes increased by 25 basis points (to 7.125%) on August 15, 2013 and will increase by an additional 25 basis points (to 7.375%) on November 15, 2013. The interest rate on the EFIH 6.875% Notes will remain at that level until completion of the exchange offer, at which time the interest rate on the notes will revert to 6.875%.

EFIH 10% Senior Secured Notes — At September 30, 2013, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes mature in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms, covenants and events of default as the EFIH 6.875% Notes. The holders of the EFIH 10% Notes vote as a separate class from the holders of the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — At September 30, 2013, the principal amount of the EFIH 11% Notes totaled $406 million. The notes mature in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

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

EFIH 11.75% Senior Secured Second Lien Notes — At September 30, 2013, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes mature in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

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

EFIH 11.25/12.25% Senior Toggle Notes — At September 30, 2013, the principal amount of the EFIH Toggle Notes totaled $1.476 billion. These notes mature in December 2018, with interest payable semiannually in arrears on June 1 and December 1 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. For any interest period until June 1, 2016, EFIH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once EFIH makes a PIK election, which it did effective with the June 1, 2013 interest payment, the election is valid for each succeeding interest payment period until EFIH revokes the election.

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

EFH Corp. 10.875% Senior Notes and 11.25/12.00% Senior Toggle Notes — At September 30, 2013, the collective principal amount of these notes totaled $60 million. The notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by EFCH and EFIH. The notes mature in November 2017, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate for the 10.875% Notes of 10.875% per annum and at a fixed rate for the Toggle Notes of 11.25% per annum.

Fair Value of Long-Term Debt

At September 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt (excluding capital leases) totaled $23.625 billion and $25.890 billion, respectively, and the carrying amount totaled $38.068 billion and $37.854 billion, respectively. At September 30, 2013 and December 31, 2012, the estimated fair value of our short-term borrowings under the TCEH Revolving Credit Facilities totaled $1.371 billion and $1.500 billion, respectively, and the carrying amount totaled $2.054 billion. We determine fair value in accordance with accounting standards as discussed in Note 8, and at September 30, 2013, our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

TCEH Interest Rate Swap Transactions

TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at September 30, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	October 2013 through October 2014	$18.140	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $1.6 billion principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.280 billion in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at September 30, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swap counterparties are secured on an equal and ratable basis by the same collateral pledged to the lenders under the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

The interest rate swaps have resulted in net gains (losses) reported in interest expense and related charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized net loss	$(160)	$(168)	$(466)	$(505)
Unrealized net gain (loss)	413	(20)	899	(16)
Total	$253	$(188)	$433	$(521)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.167 billion and $2.065 billion at September 30, 2013 and December 31, 2012, respectively, of which $57 million and $65 million (both pretax), respectively, were reported in accumulated other comprehensive income. See Note 8.

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

See Note 5 for discussion of guarantees and security for certain of our debt.

Letters of Credit

At September 30, 2013, TCEH had outstanding letters of credit under its credit facilities totaling $776 million as follows:

•	$353 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•
$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$65 million to support TCEH's REP financial requirements with the PUCT, and

•	$150 million for miscellaneous credit support requirements.

Litigation

Aurelius Capital Master, Ltd. and ACP Master, Ltd. (Aurelius) filed a lawsuit in March 2013, amended in May 2013, in the United States District Court for the Northern District of Texas (Dallas Division) against EFCH as a nominal defendant and each of the current directors and a former director of EFCH. In the lawsuit, Aurelius, as a creditor under the TCEH Senior Secured Facilities and certain TCEH secured bonds, both of which are guaranteed by EFCH, filed a derivative claim against EFCH and its directors. Aurelius alleges that the directors of EFCH breached their fiduciary duties to EFCH and its creditors, including Aurelius, by permitting TCEH to make certain loans "without collecting fair and reasonably equivalent value." The lawsuit seeks recovery for the benefit of EFCH. EFCH and the directors have filed a motion to dismiss this lawsuit, which has been fully briefed and is pending before the district court. We cannot predict the outcome of this proceeding, including the financial effects, if any.

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

In September 2010, the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Martin Lake generation facility. In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC for alleged violations of the CAA at Luminant's Big Brown generation facility. The Big Brown case is currently scheduled for trial in February 2014. The Martin Lake case does not have a trial date. While we are unable to estimate any possible loss or predict the outcome, we believe that the Sierra Club's claims are without merit, and we intend to vigorously defend these lawsuits. In addition, in December 2010 and again in October 2011, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Monticello generation facility. In May 2012, the Sierra Club informed us that it may sue us for allegedly violating CAA provisions in connection with Luminant's Sandow 4 generation facility. While we cannot predict whether the Sierra Club will actually file suit regarding Monticello or Sandow 4 or the outcome of any resulting proceedings, we believe we have complied with the requirements of the CAA at all of our generation facilities.

Litigation Related to EPA Reviews — In June 2008, the EPA issued an initial request for information to TCEH under the EPA's authority under Section 114 of the CAA. The stated purpose of the request is to obtain information necessary to determine compliance with the CAA, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. In April 2013, we received an additional information request from the EPA under Section 114 related to the Big Brown, Martin Lake and Monticello facilities as well as an initial information request related to the Sandow 4 generation facility. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement.

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

In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities. In July 2013, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's July 2013 notice of violation. In September 2013, the Fifth Circuit Court consolidated the petitions for review of the July 2012 and July 2013 notices of violation and established a briefing schedule for the consolidated cases.

In August 2013, the United States Department of Justice, acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant Generation Company LLC and Big Brown Power Company LLC in federal district court in Dallas, alleging violations of the CAA at our Big Brown and Martin Lake generation facilities. In September 2013, we filed a motion to stay this lawsuit pending the outcome of the Fifth Circuit Court's review of the July 2012 and July 2013 notices of violation. We believe that we have complied with all requirements of the CAA and intend to vigorously defend these allegations. We cannot predict the outcome of these proceedings, including the financial effects, if any.

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

In August 2012, the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the EPA's further consideration of the rule. In October 2012, the EPA and certain other parties that supported the CSAPR filed petitions with the D.C. Circuit Court seeking review by the full court of the panel's decision to vacate and remand the CSAPR. In January 2013, the D.C. Circuit Court denied these requests for rehearing, concluding the CSAPR rehearing proceeding. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court decision. In June 2013, the US Supreme Court granted review of the D.C. Circuit Court's decision. The court is scheduled to hear oral arguments in the case in December 2013. We cannot predict the outcome of the review by the US Supreme Court.

State Implementation Plan (SIP)

In September 2010, the EPA disapproved a portion of the SIP pursuant to which the TCEQ implements its program to achieve the requirements of the CAA. The EPA disapproved the Texas standard permit for pollution control projects (PCP). We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the CAA. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for expedited reconsideration. In September 2013, the State of Texas filed a motion with the Fifth Circuit Court requesting that the Court amend and enforce its judgment in this case by requiring the EPA to satisfy the Court's judgment by taking action on the pending SIP revision regarding Texas' PCP standard permit no later than December 31, 2013. We cannot predict the timing or outcome of the EPA's reconsideration, including the financial effects, if any.

In November 2010, the EPA disapproved a different portion of the SIP under which the TCEQ had been phasing out a long-standing exemption for certain emissions that unavoidably occur during startup, shutdown and maintenance activities and replacing that exemption with a more limited affirmative defense that will itself be phased out and replaced by TCEQ-issued generation facility-specific permit conditions. We, like many other electricity generation facility operators in Texas, have asserted applicability of the exemption or affirmative defense, and the TCEQ has not objected to that assertion. We have also applied for and received the generation facility-specific permit amendments. We challenged the EPA's disapproval of Texas' affirmative defense for planned maintenance, startup and shutdown by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the affirmative defense and phase-out of that affirmative defense as permits are issued is consistent with the CAA. In July 2012, the Fifth Circuit Court denied our challenge and ruled that the EPA's actions were in accordance with the CAA. In October 2012, the Fifth Circuit Court panel withdrew its opinion and issued a second, expanded opinion that again upheld the EPA's disapproval. In November 2012, we filed a petition with the Fifth Circuit Court asking for review by the full Fifth Circuit Court of the panel's second opinion. Other parties to the proceedings also filed a petition with the Fifth Circuit Court asking the panel to reconsider its decision. In March 2013, the Fifth Circuit Court panel withdrew its second opinion and issued a third opinion that again upheld the EPA's actions. In April 2013, the Fifth Circuit Court also denied our November 2012 petition for rehearing of the panel's second opinion and denied the request by other parties for the panel to reconsider its second decision. Following the issuance of the mandate, we filed a motion to recall the mandate, which was denied in a single-judge order. In June 2013, we submitted a petition to the US Supreme Court seeking its review of the Fifth Circuit Court's decision to uphold EPA's disapproval of Texas' affirmative defense for planned maintenance, startup and shutdown. In October 2013, the US Supreme Court denied our petition for review of that portion of the Fifth Circuit Court's decision. The decision is not anticipated to have a material effect on our results of operations, liquidity or financial condition.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

7.	EQUITY

Dividend Restrictions

EFH Corp. has not declared or paid any dividends since the Merger.

The indenture governing the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes includes covenants that, among other things and subject to certain exceptions, restrict our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, our net income is restricted from being used to make distributions on our common stock unless such distributions are expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp.'s consolidated leverage ratio is equal to or less than 7.0 to 1.0. For purposes of this calculation, "consolidated leverage ratio" is defined as the ratio of consolidated total debt (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. EFH Corp.'s consolidated leverage ratio was 12.3 to 1.0 at September 30, 2013.

The indentures governing the EFIH Notes generally restrict EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, EFIH's consolidated leverage ratio is equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis (including Oncor's Adjusted EBITDA). EFIH's consolidated leverage ratio was 7.7 to 1.0 at September 30, 2013. In addition, the EFIH Notes generally restrict EFIH's ability to make distributions or loans to EFH Corp., unless such distributions or loans are expressly permitted under the indentures governing the EFIH Notes.

The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At September 30, 2013, the ratio was 10.6 to 1.0.

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

Noncontrolling Interests

As discussed in Note 2, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the nine months ended September 30, 2013 and 2012.

Equity

The following table presents the changes to equity for the nine months ended September 30, 2013:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$2	$7,959	$(18,939)	$(47)	$102	$(10,923)
Net loss	—	—	(635)	—	—	(635)
Effects of stock-based incentive compensation plans	—	5	—	—	—	5
Repurchases of stock	—	(5)	—	—	—	(5)
Change in unrecognized losses related to pension and OPEB plans (Note 10)	—	—	—	(4)	—	(4)
Net effects of cash flow hedges	—	—	—	5	—	5
Net effects related to Oncor	—	—	—	1	—	1
Investment by noncontrolling interests	—	—	—	—	3	3
Other	—	2	—	—	—	2
Balance at September 30, 2013	$2	$7,961	$(19,574)	$(45)	$105	$(11,551)
____________

(a)	Authorized shares totaled 2,000,000,000 at September 30, 2013. Outstanding shares totaled 1,669,861,383 and 1,680,539,245 at September 30, 2013 and December 31, 2012, respectively.

The following table presents the changes to equity for the nine months ended September 30, 2012:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$2	$7,947	$(15,579)	$(222)	$95	$(7,757)
Net loss	—	—	(1,408)	—	—	(1,408)
Effects of stock-based incentive compensation plans	—	11	—	—	—	11
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(25)	—	(25)
Net effects of cash flow hedges	—	—	—	5	—	5
Net effects related to Oncor	—	—	—	2	—	2
Investment by noncontrolling interests	—	—	—	—	6	6
Balance at September 30, 2012	$2	$7,958	$(16,987)	$(240)	$101	$(9,166)
____________

(a)	Authorized shares totaled 2,000,000,000 at September 30, 2012. Outstanding shares totaled 1,680,539,245 and 1,679,539,245 at September 30, 2012 and December 31, 2011, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2013. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 9)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments (Note 10)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(64)	$17	$(47)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(4)	(4)
Depreciation and amortization	2	—	2
Selling, general and administrative expenses	—	(2)	(2)
Interest expense and related charges	6	—	6
Equity in earnings of unconsolidated subsidiaries	2	(1)	1
Income tax benefit (expense)	(3)	2	(1)
Total amount reclassified from accumulated other comprehensive income (loss) during the period	7	(5)	2
Balance at September 30, 2013	$(57)	$12	$(45)

8.	FAIR VALUE MEASUREMENTS

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

We categorize our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

•
Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets and liabilities include exchange-traded commodity contracts. For example, some of our derivatives are NYMEX or ICE futures and swaps transacted through clearing brokers for which prices are actively quoted.

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

Probable loss of default by either us or our counterparties is considered in determining the fair value of derivative assets and liabilities. These non-performance risk adjustments take into consideration credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 9 for additional information regarding credit risk associated with our derivatives). We utilize published credit ratings, default rate factors and bond trading values in calculating these fair value measurement adjustments.

Certain derivatives and financial instruments are valued utilizing option pricing models that take into consideration multiple inputs including, but not limited to, commodity prices, volatility factors, discount rates and other market based factors. Additionally, when there is not a sufficient amount of observable market data, valuation models are developed that incorporate proprietary views of market factors. Significant unobservable inputs used to develop the valuation models include volatility curves, correlation curves, illiquid pricing locations and credit/non-performance risk assumptions. Those valuation models are generally used in developing long-term forward price curves for certain commodities. We believe the development of such curves is consistent with industry practice; however, the fair value measurements resulting from such curves are classified as Level 3.

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

Assets and liabilities measured at fair value consisted of the following:

September 30, 2013
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$140	$941	$48	$2	$1,131
Interest rate swaps	—	84	—	—	84
Nuclear decommissioning trust – equity securities (c)	299	172	—	—	471
Nuclear decommissioning trust – debt securities (c)	—	266	—	—	266
Total assets	$439	$1,463	$48	$2	$1,952
Liabilities:
Commodity contracts	$129	$26	$52	$2	$209
Interest rate swaps	—	97	1,167	—	1,264
Total liabilities	$129	$123	$1,219	$2	$1,473

December 31, 2012
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$180	$1,784	$83	$2,047
Interest rate swaps	—	134	—	134
Nuclear decommissioning trust – equity securities (c)	249	144	—	393
Nuclear decommissioning trust – debt securities (c)	—	261	—	261
Total assets	$429	$2,323	$83	$2,835
Liabilities:
Commodity contracts	$208	$121	$54	$383
Interest rate swaps	—	2,217	—	2,217
Total liabilities	$208	$2,338	$54	$2,600
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the other investments line in the balance sheet. See Note 13.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2013 and 2012. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2013 and December 31, 2012:

September 30, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$5	$(2)	$3	Valuation Model	Illiquid pricing locations (c)	$30 to $45/ MWh
					Hourly price curve shape (d)	$20 to $70/ MWh
Electricity spread options	—	(19)	(19)	Option Pricing Model	Gas to power correlation (e)	45% to 100%
					Power volatility (f)	10% to 30%
Electricity congestion revenue rights	37	(5)	32	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $30.00

Coal purchases	1	(12)	(11)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%
Interest rate swaps	—	(1,167)	(1,167)	Valuation Model	Nonperformance risk adjustment (l)	30% to 35%

Other	5	(14)	(9)
Total	$48	$(1,219)	$(1,171)

December 31, 2012
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$5	$(9)	$(4)	Valuation Model	Illiquid pricing locations (c)	$20 to $40/ MWh
					Hourly price curve shape (d)	$20 to $50/ MWh
Electricity spread options	34	(10)	24	Option Pricing Model	Gas to power correlation (e)	20% to 90%
					Power volatility (f)	20% to 40%
Electricity congestion revenue rights	41	(2)	39	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $0.50
Coal purchases	—	(32)	(32)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	5% to 40%
					Recovery rate (k)	0% to 40%
Other	3	(1)	2
Total	$83	$(54)	$29
____________

(a)
Electricity purchase and sales contracts include wind generation agreements and hedging positions in the ERCOT west region as well as power contracts, the valuations of which include unobservable inputs related to the hourly shaping of the price curve. Electricity spread option contracts consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal. Interest rate swaps are held by TCEH to hedge exposure to its variable rate debt.

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

(h)	Based on the historical price differences between settlement points in the ERCOT North Hub and the ERCOT West Hub.

(i)	Based on the historical range of price variances between mine locations.

(j)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(k)	Estimate of the default recovery rate based on historical corporate rates.

(l)	Estimate of nonperformance risk adjustment based on TCEH senior secured bond trading values. See discussion immediately below regarding transfers into Level 3.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2013 and 2012. Transfers into Level 3 during 2013 as noted below reflect a nonperformance risk adjustment in the valuation of the TCEH interest rate swaps, which are secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes (see Note 5). At September 30, 2013, the estimated fair value of these interest rate swaps totaled $1.518 billion before consideration of nonperformance risk adjustment and $1.167 billion after consideration of such adjustment. The amount of the nonperformance risk adjustment was after consideration of derivative assets related to contracts with the same counterparties that are also secured by a first-lien interest in the assets of TCEH, and a master netting agreement is in place that provides for netting and setoff of amounts related to these contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net asset balance at beginning of period	$88	$12	$29	$53
Total unrealized valuation gains (losses)	(24)	12	(41)	(5)
Purchases, issuances and settlements (a):
Purchases	6	17	66	30
Issuances	—	(4)	(6)	(15)
Settlements	(62)	(56)	(45)	(34)
Transfers into Level 3 (b)	(1,179)	3	(1,178)	(42)
Transfers out of Level 3 (b)	—	—	4	(3)
Net change (c)	(1,259)	(28)	(1,200)	(69)
Net liability balance at end of period	$(1,171)	$(16)	$(1,171)	$(16)
Unrealized valuation gains (losses) relating to instruments held at end of period	$254	$15	$280	$(22)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities. Changes in values of interest rate swaps are reported in the income statement in interest expense and related charges. Activity excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at September 30, 2013 and December 31, 2012:

September 30, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$972	$84	$—	$—	$1,056
Noncurrent assets	159	—	—	—	159
Current liabilities	(2)	—	(204)	(485)	(691)
Noncurrent liabilities	—	—	(3)	(779)	(782)
Net assets (liabilities)	$1,129	$84	$(207)	$(1,264)	$(258)

December 31, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,461	$134	$—	$—	$1,595
Noncurrent assets	586	—	—	—	586
Current liabilities	—	—	(366)	(678)	(1,044)
Noncurrent liabilities	—	—	(17)	(1,539)	(1,556)
Net assets (liabilities)	$2,047	$134	$(383)	$(2,217)	$(419)

At September 30, 2013 and December 31, 2012, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative (income statement presentation)	2013	2012	2013	2012
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$98	$(95)	$54	$130
Interest rate swaps (Interest expense and related charges) (b)	253	(188)	433	(520)
Net gain (loss)	$351	$(283)	$487	$(390)
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

The following table presents the pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI for the three and nine months ended September 30, 2013 and 2012.

Derivative type (income statement presentation of loss reclassified from accumulated OCI into income)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate swaps (Interest expense and related charges)	$(1)	$(1)	$(6)	$(6)
Interest rate swaps (Depreciation and amortization)	(1)	(1)	(2)	(2)
Total	$(2)	$(2)	$(8)	$(8)

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedge) at September 30, 2013 and December 31, 2012 totaled $38 million and $43 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at September 30, 2013 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At September 30, 2013 and December 31, 2012, essentially all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the consolidated balance sheet to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

September 30, 2013
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts (c)
Derivative assets:
Commodity contracts	$1,131	$(613)	$(351)	$167
Interest rate swaps	84	(84)	—	—
Total derivative assets	1,215	(697)	(351)	167
Derivative liabilities:
Commodity contracts	(209)	180	11	(18)
Interest rate swaps	(1,264)	517	—	(747)
Total derivative liabilities	(1,473)	697	11	(765)
Net amounts	$(258)	$—	$(340)	$(598)

December 31, 2012
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$2,047	$(1,263)	$(597)	$187
Interest rate swaps	134	(134)	—	—
Total derivative assets	2,181	(1,397)	(597)	187
Derivative liabilities:
Commodity contracts	(383)	319	29	(35)
Interest rate swaps	(2,217)	1,078	—	(1,139)
Total derivative liabilities	(2,600)	1,397	29	(1,174)
Net amounts	$(419)	$—	$(568)	$(987)
____________

(a)
Offsetting financial instruments with respect to commodity contracts include amounts related to interest rate swaps and vice versa. Amounts exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

(c)
Includes net liability positions totaling approximately $1.2 billion (before nonperformance risk adjustment) related to counterparties with positions that are secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$32,440	$32,760	Million US dollars
Basis	$11,967	$11,967	Million US dollars
Natural gas:
Natural gas forward sales and purchases (b)	452	875	Million MMBtu
Locational basis swaps	337	495	Million MMBtu
All other	2,021	1,549	Million MMBtu
Electricity	21,663	76,767	GWh
Congestion Revenue Rights (c)	82,156	111,185	GWh
Coal	11	13	Million US tons
Fuel oil	28	47	Million gallons
Uranium	575	441	Thousand pounds
____________

(a)
Includes notional amount of interest rate swaps with maturity dates through October 2014 as well as notional amount of swaps effective from October 2014 with maturity dates through October 2017 (see Note 5).

(b)
Represents gross notional forward sales, purchases and options transactions in the natural gas hedging program. The net amount of these transactions was approximately 210 million MMBtu and 360 million MMBtu at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $40 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $9 million and $12 million at September 30, 2013 and December 31, 2012, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, at September 30, 2013 and December 31, 2012, the remaining liquidity requirements would have totaled $8 million and none, respectively.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At September 30, 2013 and December 31, 2012, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.289 billion and $2.299 billion, respectively, before consideration of the amount of assets subject to the liens. No cash collateral or letters of credit were posted with these counterparties at September 30, 2013 and December 31, 2012 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered at September 30, 2013 and December 31, 2012, the remaining related liquidity requirement after reduction for derivative assets under netting arrangements but before consideration of the amount of assets subject to the liens would have totaled $1.102 billion and $1.141 billion, respectively. See Note 5 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $1.329 billion and $2.357 billion at September 30, 2013 and December 31, 2012, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2013, total credit risk exposure to all counterparties related to derivative contracts totaled $1.352 billion (including associated accounts receivable). The net exposure to those counterparties totaled $276 million at September 30, 2013 after taking into effect netting arrangements, setoff provisions and collateral. At September 30, 2013, the credit risk exposure to the banking and financial sector represented 88% of the total credit risk exposure and 59% of the net exposure, a significant amount of which is related to the natural gas hedging program, and the largest net exposure to a single counterparty totaled $50 million.

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

Net pension and OPEB costs related to plans sponsored by EFH Corp. for the three and nine months ended September 30, 2013 and 2012 are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net pension costs:
Service cost	$2	$13	$6	$36
Interest cost	3	38	9	118
Expected return on assets	(2)	(42)	(5)	(122)
Amortization of net loss	2	30	6	84
Pension costs	5	39	16	116
Components of net OPEB costs:
Service cost	3	3	8	7
Interest cost	10	11	31	33
Expected return on assets	(3)	(3)	(9)	(9)
Amortization of transition obligation	—	—	—	1
Amortization of prior service cost	(8)	(8)	(23)	(24)
Amortization of net loss	7	4	22	11
OPEB costs	9	7	29	19
Total benefit costs	14	46	45	135
Less amounts expensed by Oncor	(6)	(8)	(19)	(26)
Less amounts deferred principally as a regulatory asset or property by Oncor	(6)	(21)	(18)	(64)
Net amounts recognized as expense by EFH Corp. and consolidated subsidiaries	$2	$17	$8	$45

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

Cash contributions in the first nine months of 2013 related to the pension plans totaled $7 million, essentially all of which was funded by Oncor, and $13 million related to the OPEB plan, of which $9 million was funded by Oncor. Additional contributions expected in 2013 total less than $1 million for the pension plans, including amounts related to nonqualified plans, and $5 million for the OPEB plan, of which approximately $3 million is expected to be funded by Oncor.

11.	RELATED PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•
We pay an annual management fee under the terms of a management agreement with the Sponsor Group, reported in SG&A expense, totaling $10 million and $9 million for the three months ended September 30, 2013 and 2012, respectively, and $29 million and $28 million for the nine months ended September 30, 2013 and 2012, respectively.

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

In the nine months ended September 30, 2012, fees paid to Goldman related to debt issuances totaled $10 million, described as follows: (i) Goldman acted as a joint book-running manager and initial purchaser in the February 2012 issuance of $1.15 billion principal amount of EFIH 11.750% Notes; (ii) Goldman acted as joint book-running manager and initial purchaser in the August 2012 issuance of $600 million principal amount of 11.750% Notes and $250 million principal amount of EFIH 6.875% Notes. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an advisor in both of these transactions, for which they each received a total of $3 million.

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

•
As part of EFH Corp.'s liability management program, EFH Corp. and EFIH have purchased, or received in exchanges, certain debt securities of EFH Corp. and TCEH, which they have held. Principal and interest payments received by EFH Corp. and EFIH on these investments have been used, in part, to service their outstanding debt. These investments are eliminated in consolidation in these consolidated financial statements. At September 30, 2013, EFIH held $1.282 billion principal amount of EFH Corp. debt and $79 million principal amount of TCEH debt. At September 30, 2013, EFH Corp. held $303 million principal amount of TCEH debt. In the first quarter 2013, EFIH distributed as a dividend to EFH Corp. $6.360 billion principal amount of EFH Corp. debt previously received by EFIH in debt exchanges; EFH Corp. cancelled the debt instruments (see Note 5).

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $273 million and $281 million for the three months ended September 30, 2013 and 2012, respectively, and $728 million and $746 million for the nine months ended September 30, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at September 30, 2013 and December 31, 2012 reflect amounts due currently to Oncor totaling $158 million and $53 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a tax sharing agreement.

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

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note prior to the August 2012 settlement totaled zero and $20 million for the three and nine months ended September 30, 2012, respectively.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. Only the monthly accrual of interest under this agreement was reported as a liability. This interest expense prior to the August 2012 settlement totaled $2 million and $16 million for the three and nine months ended September 30, 2012, respectively.

•
Oncor pays EFH Corp. subsidiaries for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by $8 million and $10 million for the three months ended September 30, 2013 and 2012, respectively, and $24 million and $27 million for the nine months ended September 30, 2013 and 2012, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $5 million for both the three months ended September 30, 2013 and 2012 and $12 million for both the nine months ended September 30, 2013 and 2012. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At September 30, 2013 and December 31, 2012, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $352 million and $284 million, respectively, reported in noncurrent liabilities.

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

At September 30, 2013, our current amount receivable from Oncor Holdings related to federal and state income taxes (included in net payables due to unconsolidated subsidiary) totaled $35 million, which includes $28 million from Oncor. At December 31, 2012, our current amount receivable totaled $34 million, which included $22 million from Oncor.

For the nine months ended September 30, 2013, EFH Corp. received net federal and state income tax payments from Oncor Holdings and Oncor totaling $24 million and $60 million, respectively. The 2013 net payment included $33 million from Oncor related to the 1997 through 2002 IRS appeals settlement and a $10 million refund paid to Oncor related to the filing of amended Texas franchise tax returns for 1997 through 2001. For the nine months ended September 30, 2012, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $24 million and $3 million, respectively, net of $21 million in federal income tax refunds paid to Oncor Holdings.

•
Pursuant to the existing tax sharing agreement between EFH Corp. and TCEH, in September 2013, TCEH made a federal income tax payment of $84 million to EFH Corp related to the 1997 through 2002 IRS appeals settlement.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at September 30, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $10 million and $11 million, respectively, for the benefit of Oncor.

•
As a result of the pension plan actions discussed in Note 10, in December 2012, Oncor became the sponsor of a new pension plan (the Oncor Plan), the participants in which consist of all of Oncor's active employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses). Oncor had previously contractually agreed to assume responsibility for pension and OPEB liabilities that are recoverable by Oncor under regulatory rate-setting provisions. As part of the pension plan actions, EFH Corp. fully funded the nonrecoverable pension liabilities under the Oncor Plan. After the pension plan actions, participants remaining in the EFH Corp. pension plan consist of active employees under collective bargaining agreements (union employees). Oncor continues to be responsible for the recoverable portion of pension obligations to these union employees. EFH Corp. is the sponsor of the OPEB plan and remains liable for the majority of the OPEB plan obligations. Accordingly, EFH Corp.'s balance sheet reflects unfunded pension and OPEB liabilities related to plans that it sponsors, including recoverable and nonrecoverable amounts, but also reflects a receivable from Oncor for that portion of the unfunded liabilities for which Oncor is contractually responsible, substantially all of which is expected to be recovered in Oncor's rates. At September 30, 2013 and December 31, 2012, the receivable amounts totaled $839 million and $825 million, respectively, classified as noncurrent. Under ERISA, EFH Corp. and Oncor remain jointly and severally liable for the funding of the EFH Corp. and Oncor pension plans. We view the risk of the retained liability under ERISA related to the Oncor Plan to be not significant.

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

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued businesses, general corporate expenses and interest and other expenses related to EFH Corp., EFIH and EFCH.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues (all Competitive Electric)	$1,893	$1,752	$4,572	$4,358
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of noncontrolling interest of $29, $27, $66 and $64)	$114	$109	$255	$249
Net income (loss):
Competitive Electric	$18	$(393)	$(768)	$(1,319)
Regulated Delivery	114	109	255	249
Corporate and Other	(127)	(123)	(122)	(338)
Consolidated	$5	$(407)	$(635)	$(1,408)

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other income:
Office space rental income (a)	$3	$3	$9	$9
Consent fee related to novation of hedge positions between counterparties (b)	—	—	—	6
Insurance/litigation settlements (b)	—	—	2	2
All other	2	3	8	8
Total other income	$5	$6	$19	$25
Other deductions:
Impairment of remaining equipment from cancelled generation development program (b)	$27	$—	$27	$—
Impairment of mineral interests (b)	—	24	—	24
Impairment of computer software assets (a)	—	7	—	7
Other asset impairments (b)	3	—	3	—
Counterparty contract settlement (b)	—	4	—	4
Ongoing employee retirement benefit expense related to discontinued businesses (a)	—	4	(1)	10
All other	6	3	11	9
Total other deductions	$36	$42	$40	$54
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

Interest Expense and Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$851	$812	$2,532	$2,405
Interest payable with additional toggle notes (Note 5)	45	61	130	177
Unrealized mark-to-market net (gain) loss on interest rate swaps (a)	(414)	21	(903)	12
Amortization of interest rate swap losses at dedesignation of hedge accounting	2	2	6	7
Amortization of fair value debt discounts resulting from purchase accounting	5	11	15	33
Amortization of debt issuance, amendment and extension costs and discounts	49	48	154	143
Capitalized interest	(5)	(11)	(19)	(31)
Total interest expense and related charges	$533	$944	$1,915	$2,746
____________

(a)
Three months ended September 30, 2013 and 2012 amounts include net gains totaling $413 million and net losses totaling $20 million, respectively, related to TCEH swaps (see Note 5) and net gains totaling $1 million and net losses totaling $1 million, respectively, related to EFH Corp. swaps substantially closed through offsetting positions. Nine months ended September 30, 2013 and 2012 amounts include net gains totaling $899 million and net losses totaling $16 million, respectively, related to TCEH swaps and net gains totaling $4 million for both periods related to EFH Corp. swaps substantially closed through offsetting positions.

Restricted Cash

	September 30, 2013		December 31, 2012
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts in escrow to settle TCEH Demand Notes (Note 11)	$—	$—	$680	$—
Amounts related to TCEH's Letter of Credit Facility (Note 5)	—	947	—	947
Other	4	—	—	—
Total restricted cash	$4	$947	$680	$947

Inventories by Major Category

	September 30, 2013	December 31, 2012
Materials and supplies	$216	$201
Fuel stock	155	168
Natural gas in storage	29	24
Total inventories	$400	$393

Other Investments

	September 30, 2013	December 31, 2012
Nuclear plant decommissioning trust	$737	$654
Assets related to employee benefit plans, including employee savings programs, net of distributions	63	70
Land	40	41
Miscellaneous other	3	2
Total other investments	$843	$767

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

	September 30, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$261	$9	$(4)	$266
Equity securities (c)	252	227	(8)	471
Total	$513	$236	$(12)	$737

	December 31, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$246	$16	$(1)	$261
Equity securities (c)	245	161	(13)	393
Total	$491	$177	$(14)	$654
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.97% and 4.38% at September 30, 2013 and December 31, 2012, respectively, and an average maturity of 6 years at both September 30, 2013 and December 31, 2012.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at September 30, 2013 mature as follows: $103 million in one to five years, $58 million in five to ten years and $105 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gains	$1	$—	$2	$1
Realized losses	$(3)	$(1)	$(3)	$(2)
Proceeds from sales of securities	$23	$25	$128	$56
Investments in securities	$(28)	$(30)	$(140)	$(68)

Property, Plant and Equipment

At September 30, 2013 and December 31, 2012, property, plant and equipment of $18.1 billion and $18.7 billion, respectively, is stated net of accumulated depreciation and amortization of $7.8 billion and $6.9 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, for the nine months ended September 30, 2013:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2012	$368	$135	$33	$536
Additions:
Accretion	17	23	1	41
Reductions:
Payments	—	(72)	(1)	(73)
Liability at September 30, 2013	385	86	33	504
Less amounts due currently	—	(60)	—	(60)
Noncurrent liability at September 30, 2013	$385	$26	$33	$444

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2013	December 31, 2012
Uncertain tax positions (including accrued interest)	$427	$2,005
Retirement plan and other employee benefits (a)	1,050	1,035
Asset retirement and mining reclamation obligations	444	452
Unfavorable purchase and sales contracts	596	620
Nuclear decommissioning cost over-recovery (Note 11)	352	284
Other	34	30
Total other noncurrent liabilities and deferred credits	$2,903	$4,426
____________

(a)	Includes $839 million and $825 million at September 30, 2013 and December 31, 2012, respectively, representing pension and OPEB liabilities related to Oncor (see Note 11).

Liability for Uncertain Tax Positions — In May 2013, we received approval from the Joint Committee on Taxation of the IRS appeals settlement of all issues arising from the 1997 through 2002 IRS audit, which includes all tax issues related to EFH Corp.'s discontinued Europe operations. The settlement also affected federal and state returns for periods subsequent to 2002. In the second quarter 2013, we reduced the liability for uncertain tax positions to reflect the effects of the settlement, resulting in a $524 million reclassification to the accumulated deferred income tax liability and the recording of a $183 million income tax benefit. Other effects included the recording of a $19 million noncurrent federal income tax liability, an $8 million current federal income tax liability, a $15 million current state income tax liability and a $33 million federal income tax receivable from Oncor under the tax sharing agreement (see Note 11). In the third quarter 2013, we recorded an additional $38 million tax benefit, with an offset to accumulated deferred income tax liability, related to the settlement. The total income tax benefit of $221 million reflected a $204 million income tax benefit recorded in Corporate and Other activities and a $17 million income tax benefit reported in the Competitive Electric segment results.

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

The March 2013 settlement and May 2013 IRS appeals settlement resulted in the expected elimination of all net operating loss carryforwards generated through 2013, as well as elimination of remaining alternative minimum tax credit carryforwards.

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended September 30, 2013 and 2012 and $19 million and $20 million for the nine months ended September 30, 2013 and 2012, respectively. See Note 3 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2013	$25
2014	$24
2015	$23
2016	$23
2017	$23

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
Cash payments (receipts) related to:
Interest paid (a)	$2,391	$2,150
Capitalized interest	(19)	(31)
Interest paid (net of capitalized interest) (a)	$2,372	$2,119
Income taxes	$65	$67
Noncash investing and financing activities:
Principal amount of toggle notes issued in lieu of cash interest (Note 5)	$83	$114
Construction expenditures (b)	$65	$55
Debt exchange and extension transactions (Note 5)	$(326)	$—
Debt assumed related to acquisition of combustion turbine trust interest	$(45)	$—
____________

(a)	Net of amounts received under interest rate swap agreements.

(b)	Represents end-of-period accruals.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

Significant Activities and Events and Items Influencing Future Performance

See Note 1 to Financial Statements for discussion of TCEH liquidity and description of our discussions with creditors.

Income Tax Matters — See Note 13 to Financial Statements for discussion of the agreement we reached with the IRS Appeals in March 2013 that resolved disputed adjustments from the IRS audit for the years 2003 through 2006 and the approval we received from the Joint Committee on Taxation of the IRS appeals settlement in May 2013 that resolved all issues from the IRS audit for the years 1997 through 2002. See “Financial Condition — Income Tax Matters” for discussion of the private letter ruling we received from the IRS in April 2013 and our subsequent consummation of internal corporate transactions involving EFH Corp. and EFCH that resulted in the elimination of an excess loss account and a deferred intercompany gain.

Natural Gas Hedging Program and Other Hedging Activities — Because wholesale electricity prices in ERCOT have generally moved with natural gas prices, TCEH has a natural gas hedging program designed to mitigate the effect of natural gas price changes on future electricity revenues. Under the program, we have entered into market transactions involving natural gas-related financial instruments, and at September 30, 2013, have effectively sold forward approximately 210 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 25,000 GWh at an assumed 8.5 market heat rate) at weighted average annual hedge prices as shown in the table below; at December 31, 2012, March 31, 2013 and June 30, 2013, the comparable hedge volumes totaled approximately 360 million MMBtu, 310 million MMBtu and 270 million MMBtu, respectively. Volumes and hedge values associated with the hedging program are inclusive of offsetting purchases entered into to take into account new wholesale and retail electricity sales contracts and avoid over-hedging. This activity results in both commodity contract asset and liability balances pending the maturity and settlement of the offsetting transactions.

Taking together forward wholesale and retail electricity sales with the natural gas positions in the hedging program, we have effectively hedged an estimated 96% and 78% of the price exposure, on a natural gas equivalent basis, related to TCEH's expected generation output for 2013 and 2014, respectively (assuming an 8.5 market heat rate). The natural gas positions were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which we expect to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted under the natural gas hedging program may not be achieved.

TCEH has entered into related put and call transactions (referred to as collars), primarily for 2014, that result in hedge prices that fall within a range. These transactions represented 71% (in MMbtu) of the positions in the hedging program at September 30, 2013, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

We currently have no natural gas positions in the hedging program that mature after 2014. The following table summarizes the positions in the program at September 30, 2013:

	Measure	Balance 2013 (a)	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~65	~146	~211
Weighted average hedge price (c)	$/MMBtu	~6.89	~7.80	—
Average market price (d)	$/MMBtu	~3.60	~3.86	—
Realization of hedge gains (e)	$ billions	~0.2	~0.6	~0.8
___________

(a)	Balance of 2013 is from October 1, 2013 through December 31, 2013.

(b)	Where collars are reflected, the volumes are based on the delta equivalent short position of approximately 150 million MMBtu in 2014.

(c)
Weighted average hedge prices are based on prices of positions in the natural gas hedging program (excluding offsetting purchases to avoid over-hedging). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

(e)	Based on cumulative unrealized mark-to-market gain at September 30, 2013.

Changes in the fair value of the instruments in the hedging program are recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the hedging program at September 30, 2013, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $210 million in pretax unrealized mark-to-market gains or losses.

The hedging program has resulted in reported net gains (losses) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized net gain	$276	$440	$756	$1,459
Unrealized net loss including reversals of previously recorded amounts related to positions settled	(258)	(539)	(739)	(1,244)
Total	$18	$(99)	$17	$215

The cumulative unrealized mark-to-market net gain related to positions in the natural gas hedging program totaled $845 million and $1.584 billion at September 30, 2013 and December 31, 2012, respectively. The decline was driven by settlement of maturing positions.

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

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2013 (b)	2014	2015	2016
December 31, 2008	$7.15	$7.15	$7.21	$7.30
December 31, 2009	$6.67	$6.84	$7.05	$7.24
December 31, 2010	$5.33	$5.49	$5.64	$5.79
December 31, 2011	$3.94	$4.34	$4.60	$4.85
March 31, 2012	$3.47	$3.96	$4.26	$4.51
June 30, 2012	$3.58	$3.95	$4.13	$4.29
September 30, 2012	$3.84	$4.18	$4.37	$4.55
December 31, 2012	$3.54	$4.03	$4.23	$4.42
March 31, 2013	$4.12	$4.23	$4.30	$4.38
June 30, 2013	$3.64	$3.91	$4.14	$4.33
September 30, 2013	$3.60	$3.86	$4.06	$4.17
___________

(a)	Based on NYMEX Henry Hub prices.

(b)
For March 31, 2013, June 30, 2013 and September 30, 2013, natural gas prices for 2013 represent the average of forward prices for April through December, July through December and October through December, respectively.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices, market heat rates and diesel fuel prices on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH's unhedged position and forward prices at September 30, 2013, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2013 (a)	2014	2015
$1.00/MMBtu change in natural gas price (b)	$ ~3	$ ~115	$ ~475
0.1/MMBtu/MWh change in market heat rate (c)	$—	$ ~20	$ ~30
$1.00/gallon change in diesel fuel price	$ ~1	$ ~15	$ ~45
___________

(a)	Balance of 2013 is from November 1, 2013 through December 31, 2013.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at September 30, 2013.

TCEH Interest Rate Swap Transactions — TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, as of September 30, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%:

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	October 2013 through October 2014	$18.140	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $1.6 billion principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.280 billion in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

We may enter into additional interest rate hedges from time to time.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at September 30, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swaps have resulted in net gains (losses) reported in interest expense and related charges as presented in the table below. See Note 8 to Financial Statements for discussion of nonperformance risk adjustments included in unrealized net gain in 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized net loss	$(160)	$(168)	$(466)	$(505)
Unrealized net gain (loss) including reversals of previously recorded amounts related to settled positions	413	(20)	899	(16)
Total	$253	$(188)	$433	$(521)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.518 billion (before nonperformance risk adjustment) and $2.065 billion at September 30, 2013 and December 31, 2012, respectively. The decline in the net liability reflected unrealized gains due to higher interest rates and swap settlements. This mark-to-market position can change materially in value as market conditions change, which could result in significant volatility in reported net income. For example, at September 30, 2013, a one percent change in interest rates would result in an increase or decrease of approximately $525 million in our cumulative unrealized mark-to-market net liability.

First-Lien Security for Natural Gas Hedging Program and Interest Rate Swaps — Approximately 95% of the positions in the natural gas hedging program and all of the TCEH interest rate swaps are secured by a first-lien interest in the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. Certain entities are counterparties to both our natural gas hedging program positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions. At September 30, 2013, our net liability positions related to these counterparties together with liability positions related to entities that are counterparties to only our interest rate swaps totaled approximately $1.2 billion (before nonperformance risk adjustment). This amount is subject to change based on changes in interest rates and natural gas prices.

Seasonal Suspension of Certain Generation Operations — In October 2013, ERCOT approved our notice of intent (filed in September 2013) to suspend operations at one of the three generation units at our Martin Lake generation facility for approximately six months beginning December 2013 due to low wholesale power prices and other market conditions. The unit is expected to return to service during the peak demand months in the summer of 2014. Our mines that support the Martin Lake facility are expected to continue year-round operations.

In August 2013, ERCOT approved our notice of intent, as previously disclosed, to suspend operations beginning October 1, 2013 at two of the three generation units at our Monticello generation facility due to low wholesale power prices and other market conditions. The two Monticello units are expected to return to service during the peak demand months in the summer of 2014. Our mines that support the Monticello generation facility are expected to continue year-round operations.

At current wholesale market prices of electricity, we do not expect the suspension of operations to significantly impact our results of operations, liquidity or financial condition. The previously disclosed seasonal suspension of two generation units at Monticello that began December 1, 2012 ended June 1, 2013 as planned.

Natural Gas-Fueled Generation Development — In August 2013, the TCEQ granted air permits to Luminant to build two natural gas combustion turbines totaling 420 MW to 460 MW at its existing DeCordova generation facility. In May 2013, Luminant filed an air permit application with the TCEQ to build two natural gas combustion turbines totaling 420 MW to 460 MW at its existing Tradinghouse generation facility. While we believe current market conditions do not provide adequate economic returns for the development or construction of these facilities, we believe additional generation resources will be needed to support future electricity demand growth and reliability in the ERCOT market.

Liability Management Program — At September 30, 2013, EFH Corp. and its consolidated subsidiaries had $38.3 billion principal amount of long-term debt outstanding. In October 2009, we implemented a liability management program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions. Activities under the liability management program do not include debt issued by Oncor or its subsidiaries.

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

EFH Corp. and its subsidiaries (other than the Oncor Ring-Fenced Entities) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and have entered into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and exchanges or conversions of debt for preferred or common equity or warrants, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into preferred or common equity or warrants of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries.

In evaluating whether to undertake any liability management transaction, we will take into account, among other things, liquidity requirements, prospects for future access to capital, contractual restrictions, tax consequences, the market price and maturity dates of its outstanding debt and potential transaction costs. Any liability management transaction, including any refinancing or extension, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions.

Environmental Matters — See Note 6 to Financial Statements for a discussion of the CSAPR and other EPA actions as well as related litigation.

Greenhouse Gas Emissions — In September 2013, the EPA issued a proposed rule for greenhouse gas emission standards for new electricity generation units. We are currently reviewing this proposed rule; however, at this time it is uncertain how (if at all) the proposed rule, if finalized, would affect our results of operations, liquidity or financial condition.

President Obama has also directed the EPA to propose standards, regulations, or guidelines that address greenhouse gas emissions from modified, reconstructed, and existing power plants by June 2014 and finalize them by June 2015. The proposed rule is to include guidelines that require states to submit to the EPA their implementing plans and regulations by June 2016. We cannot predict the outcome of this rulemaking. It is uncertain how (if at all) any such proposed rule, if finalized, would affect our results of operations, liquidity or financial condition.

In addition, the US Supreme Court (Supreme Court) recently granted review in Am. Chemistry Council, et al v. EPA, et al. In that case, the Supreme Court will consider whether EPA's regulation of greenhouse gas emissions from new motor vehicles allow it to require permits under the CAA for stationary sources that emit greenhouse gases. We are not a party to that case. It is uncertain how (if at all) any decision by the Supreme Court would affect our results of operations, liquidity or financial condition.

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

The reporting requirements under the Financial Reform Act for entities that are not Swap Dealers or Major Swap Participants became effective in August 2013, and we are in compliance with these rules.

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

Recent PUCT/ERCOT Actions— In May 2013, ERCOT published an updated Capacity, Demand, and Reserves report. The May 2013 report showed declining reserve margins in the ERCOT market that fall below the current 13.75% target reserve margin to 11.6% in 2015 and 10.4% in 2016. A number of changes to the ERCOT market rules have been implemented for the stated purpose of sending appropriate price signals to encourage development of generation resources in ERCOT. These changes, among others, include an increased system-wide offer cap that applies to wholesale power offers in ERCOT (from its previous level of $3,000 per MWh to $4,500 per MWh effective August 2012, $5,000 per MWh effective June 2013 and $7,000 and $9,000 per MWh in the summers of 2014 and 2015, respectively).

In September 2013, the PUCT directed ERCOT to develop the processes necessary to implement a new price mechanism, "the operating reserve demand curve" (also known as "ORDC" and "Hogan B+"), which would provide for an increasing price adder to real-time wholesale power prices as reserves decline. The market rules implementing the operating reserve demand curve require approval by the ERCOT Board and could be appealed to the PUCT. Although two of the three PUCT commissioners indicated in October 2013 that ERCOT should have a required reserve margin instead of a target reserve margin, discussions are expected to continue among the PUCT, ERCOT, market participants and other stakeholders regarding the level of the reserve margin and additional actions necessary to meet a required reserve margin.

Sunset Review/2013 Texas Legislative Session — Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. The PUCT and the RCT were subject to review by the Sunset Commission in 2013.

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

No legislation passed during the 2013 Texas legislative session, including the Sunset Review actions described above, is expected to have a material impact on our results of operations, liquidity or financial condition. The Texas Legislature is scheduled to convene its next legislative session in January 2015.

Oncor Matters with the PUCT — Competitive Renewable Energy Zones (CREZs) — In 2009, the PUCT awarded Oncor CREZ construction projects (PUCT Docket Nos. 35665 and 37902) requiring 14 related Certificate of Convenience and Necessity (CCN) amendment proceedings before the PUCT for 17 projects. All 17 projects and 14 CCN amendments have been approved by the PUCT. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. Oncor currently estimates, based on these additional voltage support facilities and the approved routes and stations for its awarded CREZ projects, that CREZ construction costs will total approximately $2.0 billion. CREZ-related costs could change based on finalization of costs for the additional voltage support facilities and final detailed designs of subsequent project routes. At September 30, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.842 billion, including $382 million in 2013. Oncor expects that all necessary permitting actions and other requirements and all line and station construction activities for Oncor's CREZ construction projects will be completed by the end of 2013. Additional voltage support projects are expected to be completed by early 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 41543, 41002 and 40451) — In order to reflect increases or decreases in its wholesale transmission costs, including fees paid to other transmission service providers, Oncor is required to file an update to the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs twice a year. In June 2013, Oncor filed an application to update the TCRF, which became effective September 1, 2013. This application was designed to increase Oncor's billings for the period from September 2013 through February 2014 by $88 million. In November 2012, Oncor filed an application to update the TCRF, which became effective March 1, 2013. This application was designed to reduce Oncor's billings for the period from March 2013 through August 2013 by $47 million. In June 2012, Oncor filed an application to update the TCRF, which became effective in September 2012. This application was designed to increase Oncor's billings for the period from September 2012 through February 2013 by $129 million.

Transmission Interim Rate Update Applications (PUCT Docket Nos. 41706 and 41166) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. The TCOS rate is charged directly to third-party wholesale transmission providers benefiting from Oncor's transmission system and, through the TCRF component of Oncor's delivery rates, to REPs with retail customers in Oncor's service territory. In July 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in September 2013. Oncor's annualized revenues will increase by an estimated $71 million with approximately $45 million of this increase recoverable through transmission costs charged to wholesale customers and $26 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2013, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2013. Oncor's annualized revenues increased by an estimated $27 million with approximately $17 million of this increase recoverable through transmission costs charged to wholesale customers and $10 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for 2014 Energy Efficiency Cost Recovery Factor (PUCT Docket No. 41544) — In May 2013, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2014. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2014 EECRF was $73 million, which is the same amount established for 2013, and would result in a monthly charge for residential customers of $1.01 as compared to the 2013 residential charge of $1.23 per month. The requested 2014 EECRF is designed to recover $62 million of Oncor's costs for the 2014 program year, a $12 million performance bonus based on Oncor's 2012 results and a $1 million decrease for over-recovery of 2012 costs. A settlement has been reached, and PUCT approval is expected in the fourth quarter 2013.

Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 41814) — In September 2013, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made from January 1, 2011 through December 31, 2012, in the deployment of Oncor's advanced metering system (AMS) pursuant to the AMS Deployment Plan approved in Docket No. 35718. During the 2011 to 2012 period, Oncor incurred approximately $300 million of capital expenditures and $34 million of operating and maintenance expense, and billed customers approximately $174 million through the AMS surcharge. In addition to the reconciliation, Oncor is seeking a finding from the PUCT that approximately $28 million of additional estimated capital expenditures and approximately $4 million of additional estimated annual operation and maintenance expense related to cyber security and disaster recovery protections are reasonable and necessary costs associated with the deployment of an advanced metering system are recoverable through the AMS surcharge. Oncor is not seeking a change in the AMS surcharge in this proceeding, and anticipates that the proceeding will be concluded in the second quarter of 2014.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

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

Interest expense and related charges decreased $411 million to $533 million in 2013. The decrease was driven by $414 million in unrealized mark-to-market net gains on interest rate swaps in 2013 compared to $21 million in net losses in 2012. See Note 8 to Financial Statements regarding nonperformance risk adjustment related to interest rate swaps. This change was partially offset by $23 million in higher interest expense driven by higher average borrowings. See Note 13 to Financial Statement for details of interest expense and related charges.

Income tax benefit totaled $100 million and $296 million in 2013 and 2012, respectively. Excluding the $38 million in total income tax benefit recorded in the third quarter of 2013 related to resolution of IRS audit matters (see Note 13 to Financial Statements regarding uncertain tax positions), the effective tax rate effective tax rate was 29.7% and 36.5% in 2013 and 2012, respectively. The decrease in the effective tax rate was driven by a lower lignite depletion deduction.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $5 million to $114 million in 2013. The increase in Oncor's earnings reflected higher revenues driven by higher transmission rates and growth in points of delivery, partially offset by higher depreciation and lower interest income. See Note 2 to Financial Statements.

After-tax results improved $412 million to $5 million in net income in 2013.

•	After-tax results in the Competitive Electric segment improved $411 million to $18 million in net income.

•	Earnings from the Regulated Delivery segment increased $5 million to $114 million as discussed above.

•
After-tax net expenses from Corporate and Other activities include recurring interest expense on outstanding debt as well as corporate general and administrative expenses and totaled $127 million and $123 million in 2013 and 2012, respectively. Corporate and Other activities include legal and consulting expenses related to our liability management program totaling $20 million (pretax) in the third quarter 2013 (and none in 2012). The change also reflected an asset impairment in 2012 and lower retirement benefit expense due to the pension plan actions in 2012.

Consolidated Financial Results — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

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

Interest expense and related charges decreased $831 million to $1.915 billion in 2013. The decrease was driven by $903 million in unrealized mark-to-market net gains on interest rate swaps in 2013 compared to $12 million in net losses in 2012. See Note 8 to Financial Statements regarding nonperformance risk adjustment related to interest rate swaps. This change was partially offset by $80 million in higher interest expense driven by higher average borrowings. See Note 13 to Financial Statements for details of interest expense and related charges.

Income tax benefit totaled $925 million and $879 million in 2013 and 2012, respectively. Excluding the $305 million in total income tax benefit recorded in the nine months ended September 30, 2013 related to resolution of IRS audit matters (see Note 13 to Financial Statements regarding uncertain tax positions), the effective tax rate was 34.2% and 34.7% in 2013 and 2012, respectively. The decrease in the effective tax rate was driven by a lower lignite depletion deduction, partially offset by lower accrued interest on uncertain tax positions and lower Texas margin tax expense.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $6 million to $255 million in 2013. Equity in earnings in 2013 included an $11 million favorable tax effect due to resolution of certain income tax positions at Oncor. The change in Oncor's earnings also reflected higher depreciation, lower interest income and higher operation and maintenance expenses, partially offset by higher revenues reflecting higher transmission rates and growth in points of delivery. See Note 2 to Financial Statements.

Net loss decreased $773 million to $635 million in 2013.

•	Net loss in the Competitive Electric segment decreased $551 million to $768 million.

•	Earnings from the Regulated Delivery segment increased $6 million to $255 million as discussed above.

•
After-tax net expenses from Corporate and Other activities totaled $122 million and $338 million in 2013 and 2012, respectively. The change reflects $226 million of income tax benefit related to resolution of IRS audits, which represents the portion applicable to Corporate and Other activities, recorded in the nine months ended September 30, 2013 as discussed in Note 13. Corporate and Other activities include legal and consulting expenses related to our liability management program totaling $22 million (pretax) in the nine months ended September 30, 2013 (and none in 2012). The activities also reflected $11 million (pretax) in lower retirement benefit expense due to the pension plan actions in 2012 (see Note 10 to Financial Statements).

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

Competitive Electric Segment
Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$1,893	$1,752	$4,572	$4,358
Fuel, purchased power costs and delivery fees	(852)	(850)	(2,175)	(2,153)
Net gain (loss) from commodity hedging and trading activities	58	(3)	29	229
Operating costs	(189)	(201)	(685)	(636)
Depreciation and amortization	(331)	(328)	(1,012)	(992)
Selling, general and administrative expenses	(175)	(174)	(502)	(484)
Franchise and revenue-based taxes	(18)	(19)	(51)	(55)
Other income	1	2	7	12
Other deductions	(35)	(31)	(39)	(37)
Interest income	1	10	6	36
Interest expense and related charges	(374)	(785)	(1,434)	(2,303)
Loss before income taxes	(21)	(627)	(1,284)	(2,025)
Income tax benefit	39	234	516	706
Net income (loss)	$18	$(393)	$(768)	$(1,319)

Competitive Electric Segment
Sales Volume and Customer Count Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	7,657	7,891	(3.0)%	17,737	18,682	(5.1)%
Small business (a)	1,635	1,757	(6.9)%	4,156	4,694	(11.5)%
Large business and other customers	2,679	2,846	(5.9)%	7,478	7,892	(5.2)%
Total retail electricity	11,971	12,494	(4.2)%	29,371	31,268	(6.1)%
Wholesale electricity sales volumes (b)	11,029	9,337	18.1%	28,566	24,085	18.6%
Total sales volumes	23,000	21,831	5.4%	57,937	55,353	4.7%

Average volume (kilowatt-hours) per residential customer (c)	5,010	5,019	(0.2)%	11,500	11,707	(1.8)%

Weather (North Texas average) – percent of normal (d):
Cooling degree days	106.5%	105.5%	0.9%	103.5%	113.7%	(9.0)%
Heating degree days	—	—	—	104.1%	74.6%	39.5%

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential				1,524	1,566	(2.7)%
Small business (a)				176	176	—%
Large business and other customers				17	17	—%
Total retail electricity customers				1,717	1,759	(2.4)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Revenue and Commodity Hedging and Trading Activities

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Operating revenues:
Retail electricity revenues:
Residential	$998	$982	1.6%	$2,310	$2,322	(0.5)%
Small business (a)	197	214	(7.9)%	523	583	(10.3)%
Large business and other customers	181	195	(7.2)%	517	549	(5.8)%
Total retail electricity revenues	1,376	1,391	(1.1)%	3,350	3,454	(3.0)%
Wholesale electricity revenues (b) (c)	449	291	54.3%	1,019	715	42.5%
Amortization of intangibles (d)	4	7	(42.9)%	15	15	—%
Other operating revenues	64	63	1.6%	188	174	8.0%
Total operating revenues	$1,893	$1,752	8.0%	$4,572	$4,358	4.9%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$228	$538	(57.6)%	$739	$1,553	(52.4)%
Unrealized net losses	(170)	(541)	(68.6)%	(710)	(1,324)	(46.4)%
Total	$58	$(3)	—%	$29	$229	—%
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reported in revenues	$—	$4	$(1)	$—
Reported in fuel and purchased power costs	7	11	18	34
Net gain	$7	$15	$17	$34

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$45	$47	(4.3)%	$128	$139	(7.9)%
Fuel for lignite/coal facilities	273	251	8.8%	674	606	11.2%
Total nuclear and lignite/coal facilities	318	298	6.7%	802	745	7.7%
Fuel for natural gas facilities and purchased power costs (a)	94	97	(3.1)%	219	248	(11.7)%
Amortization of intangibles (b)	9	14	(35.7)%	29	39	(25.6)%
Other costs	48	58	(17.2)%	146	147	(0.7)%
Fuel and purchased power costs	469	467	0.4%	1,196	1,179	1.4%
Delivery fees (c)	383	383	—%	979	974	0.5%
Total	$852	$850	0.2%	$2,175	$2,153	1.0%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.50	$8.85	(4.0)%	$8.47	$8.83	(4.1)%
Lignite/coal facilities (d)	$19.25	$20.21	(4.8)%	$19.95	$21.01	(5.0)%
Natural gas facilities and purchased power (e)	$46.61	$44.98	3.6%	$46.74	$45.26	3.3%

Delivery fees per MWh	$31.88	$30.56	4.3%	$33.19	$31.06	6.9%

Production and purchased power volumes (GWh):
Nuclear facilities	5,273	5,276	(0.1)%	15,170	15,772	(3.8)%
Lignite/coal facilities (f)	16,474	15,179	8.5%	40,004	35,929	11.3%
Total nuclear and lignite/coal facilities	21,747	20,455	6.3%	55,174	51,701	6.7%
Natural gas facilities	525	594	(11.6)%	767	1,117	(31.3)%
Purchased power (g)	728	782	(6.9)%	1,996	2,535	(21.3)%
Total energy supply volumes	23,000	21,831	5.4%	57,937	55,353	4.7%

Capacity factors:
Nuclear facilities	103.8%	103.9%	(0.1)%	100.7%	104.3%	(3.5)%
Lignite/coal facilities (f)	93.1%	85.7%	8.6%	76.2%	68.2%	11.7%
Total	95.5%	89.8%	6.3%	81.6%	76.2%	7.1%
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(f)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal-fueled units totaling 860 GWh and 2,510 GWh for the three months ended September 30, 2013 and 2012, respectively, and 7,790 GWh and 7,480 GWh for the nine months ended September 30, 2013 and 2012, respectively.

(g)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment — Financial Results — Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenues increased $141 million, or 8%, to $1.893 billion in 2013.

Retail electricity revenues decreased $15 million, or 1%, to $1.376 billion reflecting a $58 million decline in sales volumes partially offset by $43 million in higher average prices. Sales volumes fell 4% reflecting declines in both the residential and business markets. Residential volumes reflected a 3% decline in customer counts. Business markets volumes declined 6% reflecting competitive intensity and changes in customer mix. Weather did not have a significant effect on volume changes. Overall average retail pricing increased 3% driven by residential markets and due in part to higher delivery fees incurred and passed on to customers.

Wholesale electricity revenues increased $158 million, or 54%, to $449 million in 2013 reflecting a $105 million increase driven by higher average prices and a $53 million increase in sales volumes. Higher average prices reflected an increase in natural gas prices. Sales volumes increased 18% reflecting higher available generation due to lower economic backdown and lower volumes sold in our retail operations.

Fuel, purchased power costs and delivery fees increased $2 million to $852 million in 2013. Lignite/coal fuel costs increased $22 million driven by higher generation volumes. Natural gas fuel costs decreased $10 million reflecting lower generation volumes, partially offset by increased fuel prices, and other costs decreased $10 million primarily due to lower net charges from ERCOT.

A 9% increase in lignite/coal-fueled generation volumes was driven by less economic backdown in 2013 reflecting higher wholesale power prices.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $58 million in net gains and $3 million in net losses for the three months ended September 30, 2013 and 2012, respectively, and is largely reflective of the natural gas hedging program discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Other Hedging Activities":

	Three Months Ended September 30, 2013
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$203	$(146)	$57
Trading positions	25	(24)	1
Total	$228	$(170)	$58

	Three Months Ended September 30, 2012
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$494	$(475)	$19
Trading positions	44	(66)	(22)
Total	$538	$(541)	$(3)

The decreases in net realized gains and unrealized losses reflected lower volumes and prices of maturing positions in the natural gas hedging program.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $7 million in net gains in 2013 and $15 million in net gains in 2012 (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $12 million, or 6%, to $189 million in 2013. The decrease included $8 million in lower nuclear generation maintenance costs reflecting activities performed for the fall refueling outage completed in the fourth quarter of 2012 (and no refueling outage in the fall of 2013) and $3 million in lower lease expense due to purchase of the interest in a trust holding certain combustion turbines (see Note 5 to Financial Statements).

SG&A expenses increased $1 million to $175 million in 2013. The increase reflected $14 million in legal and consulting costs in the third quarter associated with our liability management program, compared to $4 million in the third quarter 2012. This increase is partially offset by $11 million in lower employee-related expenses reflecting lower benefit costs and incentive compensation expense.

Other deductions totaled $35 million in 2013 and $31 million in 2012. Other deductions in 2013 include a $27 million impairment of remaining assets from a cancelled generation development program. Other deductions in 2012 included a $24 million impairment of mineral interests.

Interest income decreased $9 million to $1 million in 2013. The decrease was driven by EFH Corp.'s settlement of the TCEH Demand Notes. See Note 11 to Financial Statements.

Interest expense and related charges decreased $411 million, or 52%, to $374 million in 2013. The decrease was driven by $413 million in unrealized mark-to-market net gains on interest rate swaps in 2013 compared to $20 million in net losses in 2012. See Note 8 to Financial Statements regarding nonperformance risk adjustment related to interest rate swaps. This change was partially offset by $19 million in higher amortization of debt issuance costs and discounts reflecting the January 2013 amendment and extension of the TCEH Revolving Credit Facility.

Income tax benefit totaled $39 million and $234 million on pretax losses in 2013 and 2012, respectively. Excluding the $38 million in total income tax benefit recorded in 2013 related to resolution of IRS audit matters (see Note 13 to Financial Statements regarding uncertain tax positions), the effective tax rate was 4.8% and 37.3% in 2013 and 2012, respectively. The decrease in the effective tax rate reflected a decrease in the lignite depletion deduction, partially offset by lower Texas margin tax expense and lower nondeductible interest on debt.

After-tax net income for the segment was $18 million in 2013 compared to an after-tax net loss of $393 million in 2012. The change was driven by unrealized gains on interest rate swaps compared to unrealized losses in 2012, and lower unrealized losses on commodity hedging activities.

Competitive Electric Segment — Financial Results — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating revenues increased $214 million, or 5%, to $4.572 billion in 2013.

Retail electricity revenues decreased $104 million, or 3%, to $3.350 billion reflecting a $210 million decline in sales volumes partially offset by $106 million in higher average prices. Sales volumes fell 6% reflecting declines in both the residential and business markets. Residential volumes declined 5% reflecting a 3% decrease in customer counts and milder weather in the second quarter. Business market volumes declined 8% reflecting competitive intensity and changes in customer mix. Overall average retail pricing increased 3% driven by residential markets and due in part to higher delivery fees incurred and passed on to customers.

Wholesale electricity revenues increased $304 million, or 43%, to $1.019 billion in 2013 reflecting a $171 million increase due to higher average prices and a $133 million increase in sales volumes. Higher average prices reflected an increase in natural gas prices. Sales volumes increased 19% reflecting higher generation volumes and lower volumes sold in our retail operations.

Fuel, purchased power costs and delivery fees increased $22 million, or 1%, to $2.175 billion in 2013. Lignite/coal fuel costs increased $68 million driven by higher generation volumes. Natural gas fuel costs decreased $27 million reflecting decreases in generation volumes, partially offset by increased fuel prices. Nuclear fuel costs decreased $11 million reflecting a decrease in generation volumes and lower prices.

An 11% increase in lignite/coal-fueled generation volumes was driven by fewer unplanned and planned outage days, while nuclear-fueled generation volumes decreased 4% reflecting a planned refueling outage in the spring of 2013.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $29 million and $229 million in net gains for the nine months ended September 30, 2013 and 2012, respectively, and is largely reflective of the natural gas hedging program discussed above under "Significant Activities and Events and Items Influencing Future Performance - Natural Gas Hedging Program and Other Hedging Activities."

	Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Losses	Total
Hedging positions	$751	$(709)	$42
Trading positions	(12)	(1)	(13)
Total	$739	$(710)	$29

	Nine Months Ended September 30, 2012
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$1,504	$(1,310)	$194
Trading positions	49	(14)	35
Total	$1,553	$(1,324)	$229

The decreases in net realized gains and unrealized losses reflected lower volumes and prices of maturing positions in the natural gas hedging program. Net unrealized losses in 2012 were mitigated by the effect of unrealized gains on unsettled positions due to decreases in forward natural gas prices.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $17 million in net gains in 2013 and $34 million in net gains in 2012 (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs increased $49 million, or 8%, to $685 million in 2013. The increase reflected $42 million in higher nuclear generation outage costs driven by the planned refueling outage in the spring of 2013. The balance of the increase was driven by higher maintenance costs associated with lignite/coal-fueled generation unit outages of $18 million, reflecting timing and scope of the activities, partially offset by $6 million in lower lease expense due to purchase of the interest in a trust holding certain combustion turbines and $6 million in lower information technology project costs.

Depreciation and amortization increased $20 million, or 2%, to $1.012 billion in 2013. The increase reflected retirement of coal plant assets and capital investment.

SG&A expenses increased $18 million, or 4%, to $502 million in 2013. The increase reflected $48 million in legal and consulting costs in the nine months ending September 30, 2013 associated with our liability management program, compared to $4 million in 2012. This increase is partially offset by $21 million lower employee-related costs primarily reflecting lower incentive compensation expense.

Other deductions totaled $39 million in 2013 and $37 million in 2012. Other deductions in 2013 include a $27 million impairment of remaining assets from a cancelled generation development program. Other deductions in 2012 included a $24 million impairment of mineral interests.

Interest income decreased $30 million to $6 million in 2013. The decrease was driven by EFH Corp.'s settlement of the TCEH Demand Notes. See Note 11 to Financial Statements.

Interest expense and related charges decreased $869 million, or 38%, to $1.434 billion in 2013. The decrease was driven by $899 million in unrealized mark-to-market net gains on interest rate swaps in 2013 compared to $16 million in net losses in 2012. See Note 8 to Financial Statements regarding nonperformance risk adjustment related to interest rate swaps. This change was partially offset by $59 million in higher amortization of debt issuance costs and discounts reflecting the January 2013 amendment and extension of the TCEH Revolving Credit Facility.

Income tax benefit totaled $516 million and $706 million on pretax losses in 2013 and 2012, respectively. Excluding the $78 million in total income tax benefit recorded in the nine months ended September 30, 2013 related to resolution of IRS audit matters (see Note 13 to Financial Statements regarding uncertain tax positions), the effective tax rate was 34.1% and 34.9% in 2013 and 2012, respectively. The decrease in the effective tax rate reflected a decrease in the lignite depletion deduction, partially offset by lower Texas margin tax expense and lower nondeductible interest on debt.

After-tax loss for the segment decreased $551 million to $768 million in 2013 driven by unrealized mark-to-market net gains on interest rate swaps, compared to net losses in 2012, and the income tax benefit related to audit resolutions, partially offset by lower net gains from commodity hedging activities.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2013 and 2012. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $695 million and $1.290 billion in unrealized net losses in 2013 and 2012, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Nine Months Ended September 30,
	2013	2012
Commodity contract net asset at beginning of period	$1,664	$3,190
Settlements of positions (a)	(749)	(1,420)
Changes in fair value of positions in the portfolio (b)	54	130
Other activity (c)	(47)	(36)
Commodity contract net asset at end of period	$922	$1,864
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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at September 30, 2013, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at September 30, 2013
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$20	$(9)	$11
Prices provided by other external sources	764	151	915
Prices based on models	(9)	5	(4)
Total	$775	$147	$922
Percentage of total fair value	84%	16%	100%

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

FINANCIAL CONDITION

Cash Flows — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 — Cash used in operating activities totaled $269 million in 2013 compared to cash provided by operating activities of $98 million in 2012. The change of $367 million reflected a decrease of $703 million in net realized gains from the natural gas hedging program. Favorable changes in margin deposits totaling $124 million and $105 million in higher net distributions (including income tax payments) received from Oncor Holdings were largely offset by higher interest payments. Favorable net changes in various working capital and other asset and liability accounts were due in large part to timing of payments.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $130 million and $146 million for the nine months ended September 30, 2013 and 2012, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $15 million in 2013 and cash provided by financing activities totaled $1.463 billion in 2012. Activity in 2012 reflected the issuance of $2.0 billion of EFIH senior notes, the proceeds from which were primarily used to repay $950 million in borrowings under the TCEH Revolving Credit Facility and fund a $680 million escrow account to repay the balance of the TCEH Demand Notes (see Note 11 to Financial Statements). Activity in 2012 also included a $159 million payment to settle transition bond reimbursement agreements with Oncor (see Note 11 to Financial Statements).

See Note 5 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash provided by investing activities totaled $187 million in 2013 and cash used in investing activities totaled $1.275 billion in 2012. Amounts provided in 2013 reflected the use by EFH Corp. of $680 million of cash previously in escrow (reported as restricted cash at December 31, 2012) to repay the balance of the TCEH Demand Notes (see Note 11 to Financial Statements). Capital expenditures (excluding nuclear fuel purchases) decreased $154 million to $372 million in 2013 reflecting decreased environmental-related spending, partially offset by increased spending on lignite mine development and generation plant projects. Nuclear fuel purchases decreased $96 million to $59 million due to timing of refueling cycles. Cash used in investing activities in 2013 also included $40 million used to acquire the owner participant interest in a trust established to lease six natural gas-fired combustion turbines to TCEH. See Note 5 to Financial Statements and discussion below under "Debt Financing Activity" regarding the debt obligation of the trust. Cash used in 2012 included a $680 million increase in restricted cash related to the issuance of EFIH senior notes discussed above.

Debt Activity — Activities related to short-term borrowings and long-term debt during the nine months ended September 30, 2013 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Settlements
TCEH (a)	$385	$(90)
EFCH	—	(4)
EFIH (b)	1,474	(139)
EFH Corp. (c)	—	(1,273)
Total long-term	1,859	(1,506)
Total short-term – TCEH (d)	90	—
Total	$1,949	$(1,506)
___________

(a)
Borrowings represent noncash principal increases of TCEH Term Loan Facilities as fees in consideration for the extension of $645 million of commitments under the TCEH Revolving Credit Facility, as well as debt assumed of $45 million in connection with the purchase of the interest in a trust holding certain combustion turbines as discussed above. Settlements represent $82 million of payments of principal at scheduled maturity or mandatory tender dates and $8 million of payments of capital lease liabilities.

(b)
Borrowings represent $1.391 billion of EFIH debt issued in exchanges for EFH Corp. and EFIH debt in January 2013 and $83 million of noncash principal increases of EFIH Toggle Notes issued in June 2013 in payment of accrued interest as discussed below under "EFIH Toggle Notes Interest Election." Settlements represent noncash retirements related to January 2013 debt exchanges.

(c)	Settlements include $1.266 billion of noncash retirements related to January 2013 debt exchanges.

(d)	Short-term amount represents net borrowings under the accounts receivable securitization program (see Note 4 to Financial Statements).

See Note 5 to Financial Statements for further detail of long-term debt and other financing arrangements.

Available Liquidity — The following table summarizes changes in available liquidity for the nine months ended September 30, 2013:

	Available Liquidity
	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents – EFH Corp. (parent entity)	$225	$314	$(89)
Cash and cash equivalents – EFIH (a)	329	1,104	(775)
Cash and cash equivalents – TCEH	1,262	1,175	87
TCEH Letter of Credit Facility	171	183	(12)
Total liquidity	$1,987	$2,776	$(789)
___________

(a)	December 31, 2012 includes $680 million in cash held in escrow that was used in January 2013 to settle the TCEH Demand Notes.

The decrease in available liquidity of $789 million in the nine months ended September 30, 2013 was driven by $431 million in cash used for capital expenditures, including nuclear fuel purchases, and $269 million in cash used in operating activities. See discussion of cash flows above. Based on forward wholesale power prices in ERCOT, which are subject to the effects of changing market conditions, TCEH may not have sufficient liquidity, absent any financing transactions, to meet its obligations within the next twelve months.

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

Investment Capacity — We believe that EFIH and TCEH are permitted under applicable debt agreements to make "investments" that could result in, among other things, additional liquidity through financings secured by existing assets (in each case, subject to certain exceptions and conditions set forth in the applicable debt documents) as follows:

•
EFIH is permitted under the terms of the indentures governing its debt to make investments of up to approximately $435 million, of which approximately $210 million is for investment in similar businesses and approximately $225 million is a general investment basket, and

•
TCEH is permitted under the TCEH Senior Secured Facilities to make additional investments of approximately $1.4 billion, of which approximately $915 million may include investments in unrestricted subsidiaries and joint ventures (as defined). The balance is a general restricted payment basket that limits the aggregate amount of investments and dividends and redemptions of certain debt.

These debt capacity and investment capacity amounts are estimates based on our current interpretation of the covenants set forth in our debt agreements and do not take into account exceptions in the debt agreements that may allow for the incurrence of (i) additional secured or unsecured debt, including, but not limited to, acquisition debt, refinancing debt, capital leases and hedging obligations and (ii) additional investments, including but not limited to, permitted investments. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or amendments to the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional future debt may impose greater restrictions on our incurrence of secured or unsecured debt. Consequently, the actual amount of senior secured or unsecured debt that we are permitted to incur and the investments we are permitted to make under our debt agreements could be materially different than the amounts provided above.

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

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral posting obligations. At September 30, 2013, approximately 95% of the natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At September 30, 2013, essentially all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At September 30, 2013, an insignificant amount of positions related to the natural gas hedging program were not directly secured on an asset-lien basis and thus are subject to cash collateral or letter of credit posting requirements if natural gas prices increase.

At September 30, 2013, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•
For exchange cleared transactions (including initial margin), $4 million in cash has been posted with counterparties, net of $16 million in cash received, as compared to $69 million posted at December 31, 2012;

•
For over-the-counter and other non-exchange cleared transactions, $336 million in cash has been received from counterparties, net of $1 million in cash posted, as compared to $598 million received, net of $2 million in cash posted, at December 31, 2012;

•	$353 million in letters of credit have been posted with counterparties, as compared to $376 million posted at December 31, 2012, and

•	$30 million in letters of credit have been received from counterparties, as compared to $22 million received at December 31, 2012.

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

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $50 million, and no payments or refunds of federal income taxes are expected. Income tax payments (all Texas margin tax) totaled $65 million and $67 million for the nine months ended September 30, 2013 and 2012, respectively.

See Note 13 to Financial Statements for discussion of uncertain tax positions.

Interest Rate Swap Transactions — See Note 5 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — See Note 4 to Financial Statements for discussion of the Accounts Receivable Securitization Program. On October 29, 2013, we terminated the Accounts Receivable Securitization Program and repaid all outstanding obligations under the program.

Distributions of Earnings from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $148 million and $100 million for the nine months ended September 30, 2013 and 2012, respectively. Oncor Holdings' board of directors also declared a distribution to us totaling $65 million payable on October 31, 2013. See Note 2 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

Oncor has credit risk exposure to trade accounts receivable from TXU Energy, which relate to delivery services provided by Oncor to TXU Energy. This exposure totals $154 million at September 30, 2013 and represents $162 million in accounts receivable, including $53 million in unbilled accounts, net of $8 million secured by letters of credit posted by TCEH. Because Oncor had committed to the PUCT, in connection with the Merger, that it would not seek regulatory rate recovery for credit losses associated with affiliated REPs, Oncor's earnings would be reduced by the amount (after-tax) of any default by TXU Energy.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the TCEH Senior Secured Facilities and the accounts receivable securitization program (see Note 4 to Financial Statements) contain an identical maintenance covenant with respect to leverage ratio. At September 30, 2013, we were in compliance with such covenants.

Covenants and Restrictions under Financing Arrangements — The TCEH Senior Secured Facilities and the indentures governing substantially all of the debt EFH Corp.'s subsidiaries (excluding Oncor) have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations. In particular, the TCEH Senior Secured Facilities include a requirement to timely deliver to the lenders copies of audited annual financial statements that are not qualified as to the status of TCEH and its subsidiaries as a going concern. We need to resolve our liquidity needs, including refinancing the $3.8 billion of maturities due in October 2014 under the TCEH Senior Secured Facilities, in order to satisfy this covenant (or obtain a waiver of the covenant) with respect to our audited financial statements for the year ended December 31, 2013. See Note 1 to Financial Statements.

Adjusted EBITDA (as used in the restricted payments covenant contained in the indenture governing the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes) for the twelve months ended September 30, 2013 totaled $4.622 billion for EFH Corp. See Exhibits 99(b), 99(c) and 99(d) for a reconciliation of net income (loss) to Adjusted EBITDA for EFH Corp., TCEH and EFIH, respectively, for the nine and twelve months ended September 30, 2013 and 2012.

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

	September 30, 2013	December 31, 2012	Threshold Level at September 30, 2013
Maintenance Covenant:
TCEH Senior Secured Facilities and TCEH's accounts receivable securitization program:
Secured debt to Adjusted EBITDA ratio	7.38 to 1.00	5.88 to 1.00	Must not exceed 8.00 to 1.00 (a)
Debt Incurrence Thresholds:
EFIH Notes:
EFIH fixed charge coverage ratio (b)	0.3 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.0 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.0 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	12.3 to 1.0	10.1 to 1.0	Equal to or less than 7.0 to 1.0
EFIH Notes:
General restrictions (non-EFH Corp. payments):
EFIH fixed charge coverage ratio (b) (c)	1.8 to 1.0	2.1 to 1.0	At least 2.0 to 1.0
General restrictions (EFH Corp. payments):
EFIH fixed charge coverage ratio (b) (c)	0.3 to 1.0	0.3 to 1.0	At least 2.0 to 1.0
EFIH leverage ratio	7.7 to 1.0	7.0 to 1.0	Equal to or less than 6.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.0 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	10.6 to 1.0	8.5 to 1.0	Equal to or less than 6.5 to 1.0
___________

(a)
Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded at September 30, 2013) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

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

Material Credit Rating Covenants and Creditworthiness Effects on Liquidity — As a result of TCEH's non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, at September 30, 2013, counterparties to those contracts could have required TCEH to post up to an aggregate of $12 million in additional collateral. This amount largely represents the unfavorable market terms of these contracts at September 30, 2013; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At September 30, 2013, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $21 million, with $10 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2013, TCEH posted letters of credit in the amount of $65 million, which are subject to adjustments.

The RCT has rules in place to assure that parties can meet their mining reclamation obligations, including through self-bonding when appropriate. If Luminant Generation Company LLC (a subsidiary of TCEH) does not continue to meet the self-bonding requirements as applied by the RCT, TCEH may be required to post cash, letter of credit or other tangible assets as collateral support in an amount currently estimated to be approximately $850 million to $1.1 billion. The actual amount (if required) could vary depending upon numerous factors, including the amount of Luminant Generation Company LLC's self-bond accepted by the RCT and the level of mining reclamation obligations. The estimated posting amount relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts. As disclosed in Note 13 to Financial Statements, our recorded mining reclamation liability totaled $86 million at September 30, 2013, which represents the present value of estimated costs to complete reclamation of land mined or being mined.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $140 million at September 30, 2013 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Other arrangements of EFH Corp. and its subsidiaries, including Oncor's credit facility and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($22.616 billion at September 30, 2013, excluding $19 million held by EFH Corp.) under such facilities.

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

Under the terms of a TCEH rail car lease, which has $39 million in remaining lease payments at September 30, 2013 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which has $42 million in remaining lease payments at September 30, 2013 and terminates in 2028, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

Other arrangements, including leases, have cross default provisions, the triggering of which would not be expected to have a significant effect on liquidity.

Guarantees — See Note 6 to Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 2 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2013 that are expected to materially impact our financial statements.

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

	September 30, 2013	December 31, 2012
Month-end average Trading VaR:	$2	$7
Month-end high Trading VaR:	$4	$12
Month-end low Trading VaR:	$1	$1
VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	September 30, 2013	December 31, 2012
Month-end average MtM VaR:	$72	$132
Month-end high MtM VaR:	$97	$206
Month-end low MtM VaR:	$43	$96

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

	September 30, 2013	December 31, 2012
Month-end average EaR:	$29	$109
Month-end high EaR:	$37	$161
Month-end low EaR:	$23	$77

The decrease in the Trading VaR risk measure above reflected lower market volatility and a decrease in trading positions. The decreases in the MtM VaR and EaR risk measures above reflected a reduction of positions in the natural gas hedging program due to maturities and lower market volatility.

Interest Rate Risk

At September 30, 2013, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $18 million, taking into account the interest rate swaps discussed in Note 5 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.236 billion at September 30, 2013. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at September 30, 2013 include $592 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $60 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At September 30, 2013, the exposure to credit risk from these counterparties totaled $644 million taking into account the netting provisions of the master agreements described above but before taking into account $369 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $275 million increased $20 million in the nine months ended September 30, 2013.

Of this $275 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at September 30, 2013 arising from wholesale trade receivables, commodity contracts and hedging and trading activities, all of which matures in two years or less. This credit exposure represents wholesale trade accounts receivable and net asset positions in the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 9 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$626	$366	$260
Noninvestment grade	18	3	15
Totals	$644	$369	$275
Investment grade	97.2%		94.5%
Noninvestment grade	2.8%		5.5%

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

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented 18% and 15% of the $275 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, and the importance of our business relationship with the counterparties.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities under our liability management program, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2012 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the Texas Reliability Entity, Inc., the PUCT, the RCT, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the CFTC, with respect to, among other things:

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

Accounts Receivable Securitization Program Termination

On October 29, 2013, EFH Corp. and its subsidiaries, TCEH, TXU Energy and TXU Energy Receivables Company LLC (TXU Energy Receivables Company) terminated the TXU Energy accounts receivable securitization program (the program). For a description of the Accounts Receivable Securitization Program, see Note 7 to the 2012 Form 10-K and Note 4 to Financial Statements.

In connection with the termination of the program, (i) TXU Energy repurchased $491 million in accounts receivable from TXU Energy Receivables Company for an aggregate purchase price of $474 million, which constituted all of the accounts receivable outstanding and previously sold by TXU Energy to TXU Energy Receivables Company under the program pursuant to the Trade Receivables Sale Agreement, dated as of November 30, 2012, among TXU Energy, TXU Energy Receivables Company and EFH Corp. (Trade Receivables Sale Agreement), (ii) TXU Energy Receivables Company paid TXU Energy $11 million, constituting repayment in full of the outstanding obligations under the subordinated note previously issued by TXU Energy Receivables Company to TXU Energy as partial consideration for the accounts receivable sold to TXU Energy Receivables Company pursuant to the Trade Receivables Sale Agreement, and (iii) TXU Energy Receivables Company paid Citibank, N.A. (Citibank), as Group Managing Agent under the First Lien Trade Receivables Financing Agreement, dated as of November 30, 2012, among TXU Energy Receivables Company, TXU Energy, certain Investors party thereto, and Citibank (Trade Receivables Financing Agreement), an amount equal to $126 million, constituting all of TXU Energy Receivables Company 's outstanding obligations under the Trade Receivables Financing Agreement. Upon the payment of such amounts, the Trade Receivables Sale Agreement and the Trade Receivables Financing Agreement were terminated. Citibank also serves as the administrative agent and collateral agent under TCEH's Senior Secured Credit Facilities and collateral agent under the TCEH Senior Secured Notes.

Election of EFH Corp. Board of Directors

On October 30, 2013, pursuant to a unanimous written consent of the EFH Corp. shareholders executed in lieu of an annual meeting of shareholders, the following directors were reelected to the board of directors of EFH Corp. to serve until the next annual meeting of the shareholders or until their respective successors are duly elected and qualify:

Arcilia C. Acosta
David Bonderman
Donald L. Evans
Thomas D. Ferguson
Brandon A. Freiman
Scott Lebovitz
Marc S. Lipschultz
Michael MacDougall
Kenneth Pontarelli
William K. Reilly
Jonathan D. Smidt
Billie I. Williamson
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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2013.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2013 and 2012.

99(c)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2013 and 2012.

99(d)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the nine and twelve months ended September 30, 2013 and 2012.

Exhibits	Previously Filed With File Number*	As Exhibit
XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ STAN SZLAUDERBACH
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: October 31, 2013