Form 10-K
period 2013-12-31
Energy Future Holdings Corp /TX/
filed 2014-04-30
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

At April 29, 2014, there were 1,669,861,383 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).
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

Bankruptcy Filing
Voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) filed on April 29, 2014 by the Debtors.

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

Consenting Creditors
Means collectively, (i) certain lenders or investment advisors or managers of discretionary accounts (Consenting TCEH First Lien Lenders) that hold claims under the TCEH Senior Secured Facilities; (ii) certain holders (Consenting TCEH First Lien Noteholders and together with the Consenting TCEH First Lien Lenders, the Consenting TCEH First Lien Creditors) of TCEH Senior Secured Notes; (iii) certain holders (Consenting EFIH First Lien Noteholders) of the EFIH 6.875% Notes and the EFIH 10% Notes (EFIH First Lien Notes); (iv) certain holders (Consenting EFIH Second Lien Noteholders) of the EFIH 11% Notes and the EFIH 11.75% Notes (EFIH Second Lien Notes); (v) certain holders (Consenting EFIH Unsecured Noteholders) of the EFIH Toggle Notes; and certain holders (the Consenting EFH Corp. Unsecured Noteholders) of the EFH Corp. 5.55% Series P Senior Notes due 2014, the EFH Corp. 6.50% Series Q Senior Notes due 2024, EFH Corp. 6.55% Series R Senior Notes due 2034, the EFH Corp. 11.250%/12.00% Senior Toggle Notes due 2017, the EFH Corp. 10.875% Senior Notes due 2017, the EFH Corp. 9.75% Fixed Senior Notes due 2019, and the EFH Corp. 10% Fixed Senior Notes due 2020 (EFH Unsecured Notes).

CREZ	Competitive Renewable Energy Zone

CSAPR
the final Cross-State Air Pollution Rule issued by the EPA in July 2011, vacated by the US Court of Appeals for the District of Columbia Circuit in August 2012 and remanded by the US Supreme Court to the D.C. Circuit Court for further proceedings consistent with the US Supreme Court's opinion (see Note 11 to Financial Statements)

DIP Facilities	Refers, collectively, to TCEH's and EFIH's proposed debtor-in-possession financing. See Note 10 to Financial Statements.

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

DOE	US Department of Energy

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Debtors	EFIH and EFIH Finance

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH Notes
Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured Notes with a maturity date of August 15, 2017 (EFIH 6.875% Notes), 10.000% Senior Secured Notes with a maturity date of December 1, 2020 (EFIH 10% Notes), 11% Senior Secured Second Lien Notes with a maturity date of October 1, 2021 (EFIH 11% Notes), 11.75% Senior Secured Second Lien Notes with a maturity date of March 1, 2022 (EFIH 11.75% Notes), 11.25%/12.25% Senior Toggle Notes with a maturity date of December 1, 2018 (EFIH Toggle Notes) and 9.75% Senior Notes with a maturity date of October 15, 2019 (EFIH 9.75% Notes).

EFIH Second Lien DIP Facility	Refers, collectively, to the facility that includes the EFIH Second Lien DIP Notes.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FERC	US Federal Energy Regulatory Commission

Fifth Circuit Court	US Court of Appeals for the Fifth Circuit

GAAP	generally accepted accounting principles

GHG	greenhouse gas

GWh	gigawatt-hours

ICE	the IntercontinentalExchange, a commodity exchange

IRS	US Internal Revenue Service

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

Oncor Tax Sharing Agreement	Federal and State Income Tax Allocation Agreement among EFH Corp., Oncor Holdings, Oncor and Texas Transmission

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

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

TCEH Debtors	TCEH and its subsidiaries that are Debtors in the Chapter 11 Cases

TCEH Demand Notes
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp. that were guaranteed on a senior unsecured basis by EFCH and EFIH and were settled by EFH Corp. in January 2013.

TCEH Finance	TCEH Finance, Inc., a direct, wholly owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities

TCEH Senior Notes
Refers, collectively, to TCEH's and TCEH Finance's 10.25% Senior Notes with a maturity date of November 1, 2015 and 10.25% Senior Notes with a maturity date of November 1, 2015, Series B (collectively, TCEH 10.25% Notes) and TCEH's and TCEH Finance's 10.50%/11.25% Senior Toggle Notes with a maturity date of November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities	Refers, collectively, to the TCEH Term Loan Facilities, TCEH Revolving Credit Facility and TCEH Letter of Credit Facility. See Note 10 to Financial Statements for details of these facilities.

TCEH Senior Secured Notes	TCEH's and TCEH Finance's 11.5% Senior Secured Notes with a maturity date of October 1, 2020

TCEH Senior Secured Second Lien Notes
Refers, collectively, to TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes with a maturity date of April 1, 2021 and TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes with a maturity date of April 1, 2021, Series B.

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

EFH Corp. Business and Strategy

As described more fully below under "Filing under Chapter 11 of the United States Bankruptcy Code," on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. We intend to conduct our business operations in the normal course and maintain our focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas.

We are a Dallas, Texas-based energy company with a portfolio of competitive and regulated energy businesses in Texas. EFH Corp. is a holding company conducting its operations principally through its TCEH and Oncor subsidiaries. Collectively with its operating subsidiaries, EFH Corp. is the largest generator, retailer and distributor of electricity in Texas. Immediately below is an organization chart of the key subsidiaries discussed in this report.
Texas Holdings, which is controlled by the Sponsor Group, owns substantially all of the common stock of EFH Corp.

EFCH and EFIH are wholly owned by EFH Corp. TCEH is wholly owned by EFCH. EFIH indirectly holds an approximate 80% equity interest in Oncor.

EFCH's principal asset is its investment in TCEH. EFCH is a guarantor of a significant portion of TCEH's debt and $60 million principal amount of EFH Corp.'s debt.

TCEH, through its subsidiaries, is engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales.

TCEH owns 15,427 MW of generation capacity in Texas, which consists of lignite/coal, nuclear and natural gas fueled generation facilities and accounts for approximately 18% of the generation capacity in our market. TCEH is also one of the largest purchasers of wind-generated electricity in Texas and the US. TCEH provides competitive electricity and related services to 1.7 million retail electricity customers in Texas.

EFIH's principal asset consists of its investment in Oncor Holdings, the principal asset of which is an 80% equity interest in Oncor. EFIH is also a guarantor of $60 million principal amount of EFH Corp.'s debt.

Oncor is engaged in regulated electricity transmission and distribution operations in Texas that are primarily regulated by the PUCT and, in certain instances, the FERC. Oncor provides transmission and distribution services to REPs, which sell electricity to residential and business consumers, as well as transmission services to electricity distribution companies, cooperatives and municipalities. Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.2 million homes and businesses and operating more than 120,000 miles of transmission and distribution lines. A significant portion of Oncor's revenues represent fees for services provided to TCEH's retail sales operations. Revenues from services provided to TCEH represented 27% and 29% of Oncor's total reported consolidated revenues for the years ended December 31, 2013 and 2012, respectively.

EFH Corp. and Oncor have implemented certain structural and operational "ring-fencing" measures based on commitments made by Texas Holdings and Oncor to the PUCT to further enhance the credit quality of Oncor Holdings and Oncor. These measures serve to mitigate Oncor's and Oncor Holdings' credit exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with the assets and liabilities of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Accordingly, EFH Corp. and EFIH do not control and do not consolidate Oncor Holdings and Oncor for financial reporting purposes. See Notes 1 and 3 to Financial Statements for a description of the material features of these ring-fencing measures.

At December 31, 2013, we had approximately 9,000 full-time employees (including approximately 3,420 at Oncor). Approximately 2,710 employees are under collective bargaining agreements (including approximately 690 at Oncor).

Filing under Chapter 11 of the United States Bankruptcy Code

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the remaining natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices mature in 2014. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and to refinance and/or extend the maturities of their outstanding debt. These liquidity matters raised substantial doubt about our ability to continue as a going concern without a restructuring of the debt.

In consideration of the liquidity matters discussed above, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2013 included in this annual report contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

In 2013, we began to engage in discussions with certain creditors with respect to proposed changes to our capital structure, including the possibility of a consensual, prepackaged restructuring transaction. Because of the recent constructive nature of these discussions, TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations. Under the terms of the debt obligations that apply to the substantial majority of the missed interest payments, the lenders had the right to accelerate the payment of the debt if TCEH had not cured the default after an applicable grace period. In consideration of the additional time required to evaluate the effects of events related to the creditor discussions, including potential changes to our capital structure, on the financial statements and disclosures included in EFH Corp.'s, EFCH's and EFIH's Annual Reports on Form 10-K for the year ended December 31, 2013, the companies did not file their Annual Reports on Form 10-K for the year ended December 31, 2013 with the SEC by April 15, 2014, the date when the reports were required to be filed (including an allowed extension), and instead filed those Annual Reports on April 30, 2014. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement

General

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i)100% of the equity of TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH) and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien Settlement

Certain holders of EFIH 6.875% Notes and EFIH 10% Notes (such holders, the EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH First Lien Notes held by the EFIH First Lien Note Parties. Under the terms of the settlement, each EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 10 to Financial Statements) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount) and (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, in each case held by such EFIH First Lien Note Party. In addition, in the case of (b) above, each EFIH First Lien Note Party will be entitled to original issue discount paid in accordance with the EFIH First Lien Facility. No EFIH First Lien Note Party will receive any other fees, including commitment fees, paid in respect of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement).

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH First Lien Settlement from holders of the remaining outstanding EFIH First Lien Notes, other than the EFIH First Lien Note Parties (the EFIH First Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH First Lien Notes not a party to the EFIH First Lien Settlement (Non-Settling EFIH First Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH First Lien Notes.

Following the completion of the EFIH First Lien Settlement Solicitation, Non-Settling EFIH First Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH First Lien DIP Facility in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH First Lien DIP Facility, at the non-default rate of such holder's claim (not including any premiums, fees, or claims relating to the repayment of the EFIH First Lien Notes).

EFIH Second Lien Settlement

Certain holders of EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal of, plus accrued but unpaid interest at the non-default rate on, EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement).

As part of the EFIH Second Lien Settlement, a significant EFIH Second Lien Note Party, but not other EFIH Second Lien Note Parties, will have the right to receive up to $500 million of its payment under the EFIH Second Lien Settlement in the form of loans under the EFIH First Lien DIP Facility. In addition, such EFIH Second Lien Note Party will be entitled to its pro rata share of interest and original issue discount paid in respect of the EFIH First Lien DIP Facility and a 1.75% commitment fee.

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH Second Lien Settlement from holders of the remaining outstanding EFIH Second Lien Notes, other than the EFIH Second Lien Note Parties (the EFIH Second Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH Second Lien Notes not a party to the EFIH Second Lien Settlement (Non-Settling EFIH Second Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH Second Lien Notes.

Following the completion of the EFIH Second Lien Settlement Solicitation, Non-Settling EFIH Second Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH Second Lien DIP Facility (as described below) in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH Second Lien DIP Facility, at the non-default rate of such holder’s claim (not including any premiums, fees, or claims relating to the repayment of the EFIH Second Lien Notes).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders as of a specified record date of EFIH Unsecured Notes the right to purchase up to its pro rata percentage of $1.73 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-1 Notes due 2016 (EFIH Second Lien DIP Tranche A-1 Notes). Concurrently with the EFIH Second Lien DIP Notes Offering, EFIH and EFIH Finance will also offer (the concurrent offering) to a significant EFIH Second Lien Note Party the right to purchase up to $170 million aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-3 Notes due 2016 (EFIH Second Lien DIP Tranche A-3 Notes). If such significant EFIH Second Lien Note Party elects to participate in the offering, EFIH will pay such party $11.3 million. To the extent the Backstop Parties are required to purchase any notes in the offering pursuant to the terms of the Commitment Letter (as described below), such notes will be 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-2 Notes due 2016 (EFIH Second Lien DIP Tranche A-2 Notes). The EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes are expected to have the same terms and conditions (other than (i) the ability to trade as a single tranche, (ii) the EFIH Second Lien Tranche A-1 Notes will trade together with the corresponding EFIH Unsecured Notes and (iii) the EFIH Second Lien Tranche A-2 Notes and EFIH Second Lien Tranche A-3 Notes will not trade together with any other notes).

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) have entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders have committed, severally and not jointly, up to $2.0 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering and the concurrent offering (unpurchased notes) will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties a commitment fee consisting of (i) a $10 million execution fee that was paid to the Backstop Parties concurrently with the execution of the Commitment Letter, (ii) a $10 million approval fee to be paid within five days of the issuance of an order by the Bankruptcy Court authorizing the EFIH First Lien Settlement, the EFIH Second Lien Settlement, and the performance by EFH Corp. and EFIH under the Commitment Letter, (iii) a $20 million funding fee to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering and (iv) a fee equal to $100 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes and, together with the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes, the EFIH Second Lien DIP Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering. Other than with respect to the requirement not to pay interest and related mechanics and not trading together with any other debt, the EFIH Second Lien DIP Tranche B Notes are expected to have the same terms and conditions as the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date), EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if the EFIH Second Lien DIP Notes Offering is not consummated at the option of EFIH, EFIH agreed to pay the Backstop Parties a break-up fee of $60 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of the claims under the EFIH Unsecured Notes and the EFH Corp. Unsecured Notes, (i) each holder of EFIH Unsecured Notes will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of EFH Corp. Unsecured Notes will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Holders of the EFH Corp. Unsecured Notes will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp.

Oncor TSA Amendment

The Restructuring Support and Lock-Up Agreement provides that the Debtors will request authority from the Bankruptcy Court to amend, or otherwise assign the right to payments under, the Oncor Tax Sharing Agreement (the Oncor TSA Amendment) to provide that any payment required to be made to EFH Corp. under the Oncor Tax Sharing Agreement after March 31, 2014, will instead be made to EFIH. Any tax payments received by EFH Corp. before the Bankruptcy Court enters or denies an order authorizing the Oncor TSA Amendment will be deposited by EFH Corp. into a segregated account until the earlier of (i) the date the Bankruptcy Court enters the order authorizing the Oncor TSA Amendment, in which case such amounts will be remitted to EFIH, or (ii) the date the Bankruptcy Court denies authorization of the Oncor TSA Amendment, in which case such amounts will be remitted to EFH Corp.

The Oncor TSA Amendment will automatically terminate and be of no further force and effect in the event that the Commitment Letter is terminated by the Backstop Parties; provided, however, that any amounts that were paid to EFIH in accordance with the Oncor TSA Amendment before its termination will be retained by EFIH if the Commitment Letter terminates or the EFIH Second Lien DIP Facility is not fully funded in accordance with its terms (i.e., except as a result of a breach by the Backstop Parties). Neither EFH Corp. nor EFIH will have the right to terminate or modify the Oncor TSA Amendment during the Chapter 11 Cases if the EFIH Second Lien DIP Facility is consummated.

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the EFIH Second Lien DIP Tranche A-1 Notes, EFIH Second Lien DIP Tranche A-2 Notes and EFIH Second Lien DIP Tranche A-3 Notes will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by May 1, 2015, each holder of EFIH Second Lien DIP Notes will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

Private Letter Ruling

The Restructuring Support and Lock-Up Agreement provides that EFH Corp. will file a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code.

Conditions Precedent to Restructuring Transactions

The Restructuring Support and Lock-Up Agreement provides that the consummation of the Restructuring Transactions is subject to the satisfaction or waiver (if applicable) of various conditions, including, among other things:

•	the consummation of the debtor-in-possession financing transactions and settlements described above;

•	holders of certain EFH Unsecured Notes shall have received not less than 37.15% in value for their respective claims under the plan of reorganization;

•
immediately following the distribution by TCEH described above under the heading "Private Letter Ruling", the aggregate tax basis, for federal income tax purposes, of the assets held by Reorganized TCEH will be equal to a specified minimum amount of aggregate tax basis, and the step-up in aggregate tax basis will be no less than $2.1 billion;

•	the receipt of requisite regulatory approvals;

•	the receipt of the Private Letter Ruling, and

•	the receipt of requisite orders from the Bankruptcy Court.

Termination

The Restructuring Support and Lock-Up Agreement may be terminated upon the occurrence and continuation of certain events described in the Restructuring Support and Lock-Up Agreement.

For additional discussion of the Bankruptcy Filing and its effects, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Filing under Chapter 11 of the United States Bankruptcy Code" and Item 1A, "Risk Factors – Risks Related to Filing under Chapter 11 of the United States Bankruptcy Code." See Note 10 to Financial Statements for discussion of the DIP Facilities.

EFH Corp.'s Market

We operate primarily within the ERCOT market. This market represents approximately 85% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the Independent System Operator of the interconnected transmission grid for those systems. ERCOT's membership consists of more than 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, investor-owned utilities, REPs and consumers.

The ERCOT market operates under reliability standards set by the NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure adequacy and reliability of power supply across Texas' main interconnected transmission grid. ERCOT is responsible for scheduling power on the grid and maintaining reliable operations of the electricity supply system in the market. Its responsibilities include centralized dispatch of the power pool and ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. ERCOT also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

Oncor, along with other owners of transmission and distribution facilities in Texas, assists ERCOT in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with ERCOT and other ERCOT utilities in obtaining regulatory approvals and planning, designing and constructing new transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The new transmission lines are necessary to meet reliability needs, support renewable energy production and increase bulk power transfer capability.

Installed generation capacity in the ERCOT market for the year 2013 totaled approximately 84,500 MW, including approximately 2,000 MW mothballed (idled) capacity and more than 11,500 MW of wind and other resources that may not be available coincident with system need. Texas has more installed wind generation capacity than any other state in the US. In 2013, ERCOT's hourly demand peaked at 67,245 MW as compared to peak demand of 66,548 MW in 2012. Of ERCOT's total installed capacity, approximately 59% is natural gas fueled generation, approximately 28% is lignite/coal and nuclear fueled generation and approximately 13% is wind and other renewable resources.

The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

Natural gas fueled generation is the predominant electricity capacity resource (approximately 59%) in the ERCOT market and accounted for approximately 41% of the electricity produced in the ERCOT market in 2013. Because of the significant amount of natural gas fueled capacity and the ability of such facilities to more readily increase or decrease production when compared to nuclear and lignite/coal fueled generation, marginal demand for electricity in ERCOT is usually met by natural gas fueled facilities. As a result, wholesale electricity prices in ERCOT have generally moved with natural gas prices.

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

•
Working with ERCOT and other market participants to develop policies and protocols that provide appropriate pricing signals that incent the development of new generation to meet growing electricity demand in the ERCOT market.

•
Profitably increasing the number of retail customers served throughout the competitive ERCOT market areas by delivering superior value through high quality customer service and innovative energy products, including leading energy efficiency initiatives and service offerings.

•	Investing in transmission and distribution and constructing new transmission and distribution facilities to meet the needs of the growing Texas market.

•
Manage exposure to wholesale electricity price volatility. We actively manage our exposure to wholesale electricity prices in ERCOT through contracts for physical delivery of electricity, exchange traded and over-the-counter financial contracts, ERCOT day-ahead market transactions and bilateral contracts with other wholesale market participants, including other generators and end-use customers. These hedging activities include shorter-term agreements, longer-term electricity sales contracts and forward sales of natural gas. The historical relationship between natural gas prices and wholesale electricity prices in the ERCOT market has provided us an opportunity to manage our exposure to variability of wholesale electricity prices through natural gas hedging activities. For discussion of natural gas hedging activities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program."

•
Pursue new environmental initiatives. We are committed to continue to operate in compliance with all environmental laws, rules and regulations and to reduce our impact on the environment. EFH Corp.'s Sustainable Energy Advisory Board advises us in our pursuit of technology development opportunities that reduce our impact on the environment while balancing the need to help address the energy requirements of Texas. The Sustainable Energy Advisory Board is comprised of individuals who represent the following interests, among others: environmental conservation, labor unions, customers, economic development in Texas and technology/reliability standards. See "Environmental Regulations and Related Considerations" below for discussion of actions we are taking to reduce emissions from our generation facilities and our investments in energy efficiency and related initiatives.

Seasonality

Our revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Operating Segments

We have aligned and report our business activities as two operating segments: the Competitive Electric segment, consisting largely of TCEH and its subsidiaries, and the Regulated Delivery segment, consisting largely of our investment in Oncor. See Note 18 to Financial Statements for additional financial information for the segments.

Competitive Electric Segment

Key activities, including management of risks related to commodity price and availability, as well as electricity sourcing for our retail and wholesale customers, are performed on an integrated basis. This integration strategy, the execution of which is discussed below in describing the activities of our wholesale operations, is a key consideration in our operating segment determination. For purposes of market identity and operational accountability, our operations are grouped and identified as Luminant, which is engaged in electricity generation and wholesale markets activities, and TXU Energy, which is engaged in retail electricity sales activities. These activities are conducted through separate legal entities.

Luminant — Luminant's existing electricity production fleet consists of 40 generation units in Texas, all of which are owned, with total installed nameplate generating capacity as shown in the table below:

Fuel Type	Installed Nameplate Capacity (MW)	Number of Plant Sites	Number of Units
Nuclear	2,300	1	2
Lignite/coal	8,017	5	12
Natural gas (a)	5,110	8	26
Total	15,427	14	40
___________

(a)	Includes 1,655 MW representing four units mothballed and not currently available for dispatch. See "Natural Gas Fueled Generation Operations" below.

The generation units are located primarily on owned land. Nuclear and lignite/coal fueled units are generally scheduled to run at capacity except for periods of scheduled maintenance activities; however, we reduce production from certain lignite/coal fueled generation units, referred to as economic backdown, during periods when wholesale electricity market prices are less than the unit's variable production costs. In addition, we have implemented seasonal suspensions of operations of certain lignite/coal fueled generation units because of the low wholesale electricity price environment. The natural gas fueled generation units supplement the nuclear and lignite/coal fueled generation capacity in meeting consumption in peak demand periods as production from certain of these units, particularly combustion-turbine units, can be more readily ramped up or down as demand warrants.

Nuclear Generation Operations — Luminant operates two nuclear generation units at the Comanche Peak plant site, each of which is designed for a capacity of 1,150 MW. Comanche Peak's Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in the refueling of both units during the same year, which will occur in 2014 and last occurred in 2011. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. Over the last three years the refueling outage period per unit has ranged from 22 to 29 days. The Comanche Peak facility operated at a capacity factor of 101.7%, 98.5% and 95.7% in 2013, 2012 and 2011, respectively.

Luminant has contracts in place for all of its uranium and nuclear fuel conversion, enrichment and fabrication services for 2014. For the period of 2015 through 2019, Luminant has contracts in place for the acquisition of approximately 66% of its uranium requirements and 81% of its nuclear fuel conversion services requirements. In addition, Luminant has contracts in place for all of its nuclear fuel enrichment services through 2019, as well as all of its nuclear fuel fabrication services through 2018. Luminant does not anticipate any significant difficulties in acquiring uranium and contracting for associated conversion and enrichment services in the foreseeable future.

The nuclear industry has developed ways to store used nuclear fuel on site at nuclear generation facilities, primarily through the use of dry cask storage, since there are no facilities for reprocessing or disposal of used nuclear fuel currently in operation in the US. Luminant stores its used nuclear fuel on-site in storage pools or dry cask storage facilities and believes its on-site used nuclear fuel storage capability is sufficient for the foreseeable future.

The Comanche Peak nuclear generation units have an estimated useful life of 60 years from the date of commercial operation. Therefore, assuming that Luminant receives 20-year license extensions, similar to what has been granted by the NRC to several other commercial generation reactors over the past several years, decommissioning activities would be scheduled to begin in 2050 for Comanche Peak Unit 1 and 2053 for Unit 2 and common facilities. Decommissioning costs will be paid from a decommissioning trust that, pursuant to Texas law, is intended to be fully funded from Oncor's customers through an ongoing delivery surcharge. (See Note 19 to Financial Statements for discussion of the decommissioning trust fund.) Under applicable law, the Bankruptcy Filing is not expected to have any effect on the collection of such surcharge or the ongoing viability of the decommissioning trust.

Nuclear insurance provisions are discussed in Note 11 to Financial Statements.

Nuclear Generation Development — In 2008, we filed a combined operating license application with the NRC for two new nuclear generation units, each with approximately 1,700 MW (gross capacity), at our existing Comanche Peak nuclear plant site. In connection with the filing of the application, in 2009, subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, Comanche Peak Nuclear Power Company LLC (CPNPC), to further the development of the two new nuclear generation units using MHI's US-Advanced Pressurized Water Reactor (US-APWR) technology. The TCEH subsidiary owns an 88% interest in CPNPC, and an MHI subsidiary owns a 12% interest.

In the fourth quarter 2013, MHI notified us and the NRC of its plans to refocus MHI's US resources on the restart of 24 nuclear reactors in Japan and thus reduce its support of review activities related to the NRC's Design Certification of MHI's US-APWR technology. As a result, Luminant has notified the NRC of its intent to suspend all reviews associated with the combined operating license application by March 31, 2014. Luminant does not intend to withdraw the license application at this time. MHI expressed to the NRC its continuing commitment to obtaining an NRC design certification for its technology. Luminant has filed a loan guarantee application with the DOE for financing the proposed units prior to commencement of construction and expects to continue to update the application in accordance with the loan solicitation guidelines. See Note 8 to Financial Statements for discussion of impairment of the joint venture's assets.

Lignite/Coal Fueled Generation Operations — Luminant's lignite/coal fueled generation fleet capacity totals 8,017 MW and consists of the Big Brown (2 units), Monticello (3 units), Martin Lake (3 units), Oak Grove (2 units) and Sandow (2 units) plant sites. Maintenance outages at these units are scheduled during seasonal off-peak demand periods. Over the last three years, the total annual scheduled and unscheduled outages per unit averaged 40 days in duration. Luminant's lignite/coal fueled generation fleet operated at a capacity factor of 74.1% in 2013, 70.0% in 2012 and 83.5% in 2011. This performance reflects increased economic backdown of the units and the seasonal suspension of operations of certain units as discussed above.

Luminant is the seventh-largest coal miner in the US and the largest lignite coal miner in Texas. Luminant's mining activity supports generation at its lignite/coal fueled units. Approximately 68% of the fuel used at Luminant's lignite/coal fueled generation units in 2013 was supplied from surface-minable lignite reserves dedicated to our generation plants, which are located adjacent to the reserves. Luminant owns or has under lease an estimated 715 million tons of lignite reserves dedicated to our generation plants, including an undivided interest in approximately 175 million tons of lignite reserves that provide fuel for the Sandow facility. Luminant also owns or has under lease approximately 85 million tons of reserves not currently dedicated to specific generation plants. In 2013, Luminant recovered approximately 29 million tons of lignite to fuel its generation plants. Luminant utilizes owned and/or leased equipment to remove the overburden and recover the lignite.

Luminant's lignite mining operations include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. In 2013, Luminant reclaimed more than 2,300 acres of land. In addition, Luminant planted 1.5 million trees in 2013, the majority of which were part of the reclamation effort.

Luminant meets its fuel requirements for its Big Brown, Monticello and Martin Lake generation units by blending lignite with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to Luminant's generation plants by railcar. Based on its current planned usage, Luminant believes that it has sufficient lignite reserves for the foreseeable future and has contracted the majority of its anticipated western coal requirements and all of the related transportation through 2014.

See "Environmental Regulations and Related Considerations – Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions" for discussion of potential effects of recent EPA rules on future operations of our generation units.

Natural Gas Fueled Generation Operations — Luminant owns a fleet of 26 natural gas fueled generation units, of which 11 are steam generation units totaling 4,135 MW of capacity and 15 are combustion turbine generation units totaling 975 MW of capacity. Of the steam generation units, four units representing 1,655 MW of capacity are currently mothballed (idled). The natural gas fueled units predominantly serve as peaking units that can be ramped up or down to balance electricity supply and demand.

Natural Gas Fueled Generation Development — In August 2013, the TCEQ granted air permits to Luminant to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing DeCordova generation facility. In February 2014, the TCEQ granted air permits to Luminant to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing Tradinghouse generation facility. In January 2014, Luminant filed an air permit application with the TCEQ to build a combined cycle natural gas turbine generation unit totaling 730 MW to 810 MW at its existing Eagle Mountain generation facility. In February 2014, Luminant filed an air permit application with the TCEQ to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing Lake Creek generation facility. While we believe current market conditions do not provide adequate economic returns for the development or construction of these facilities, we believe additional generation resources will be needed to support future electricity demand growth and reliability in the ERCOT market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Recent PUCT/ERCOT Actions" for discussion of recent actions by the PUCT and ERCOT related to generation resource adequacy.

Wholesale Operations — Luminant's wholesale operations play a pivotal role in our Competitive Electric segment portfolio by optimally dispatching the generation fleet, procuring fuels for the generation fleet, sourcing all of TXU Energy's electricity requirements and managing commodity risk for the retail and wholesale electricity sales operations.

Our electricity price exposure is managed across the complementary generation, wholesale and retail operations on an integrated portfolio basis. Under this approach, Luminant's wholesale operations manage the risks of imbalances between generation supply and sales load, as well as exposures to natural gas price movements and market heat rate changes (variations in the relationships between natural gas prices and wholesale electricity prices), through wholesale market activities that include physical purchases and sales and transacting in financial instruments.

Luminant's wholesale operations provide TXU Energy and other retail and wholesale customers with electricity-related services to meet their demands and the operating requirements of ERCOT. In consideration of electricity generation resource availability and consumer demand levels that can be highly variable, as well as opportunities to meet longer-term objectives of larger wholesale market participants, Luminant buys and sells electricity in short-term transactions and executes longer-term forward electricity purchase and sales agreements. Luminant is also one of the largest purchasers of wind-generated electricity in Texas and the US with approximately 700 MW of existing wind power under contract.

Fuel price exposure, primarily relating to Powder River Basin coal, natural gas, uranium and fuel oil, as well as fuel transportation costs, is managed primarily through short- and long-term contracts for physical delivery of fuel as well as financial contracts.

In its hedging activities, Luminant enters into contracts for the physical delivery of electricity and fuel commodities, exchange traded and over-the-counter financial contracts and bilateral contracts with other wholesale market participants, including generators and end-use customers. A significant element of these activities involves natural gas hedging, described above under "EFH Corp.'s Strategies," designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, principally utilizing natural gas-related financial instruments.

The wholesale operations also dispatch Luminant's available generation capacity. These dispatching activities include economic backdown of lignite/coal fueled units and ramping up and down of natural gas fueled units as market conditions warrant. Luminant's dispatching activities are performed on a centrally managed real-time basis optimizing operational activities across the fleet and interfacing with various wholesale market channels. In addition, the wholesale operations manage the fuel procurement requirements for Luminant's fossil fuel and nuclear generation facilities.

Luminant's wholesale operations include electricity and natural gas trading and third-party energy management activities. Natural gas transactions include direct purchases from natural gas producers, transportation agreements, storage leases and commercial retail sales. Luminant currently manages approximately 10.5 billion cubic feet of natural gas storage capacity.

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

TXU Energy — TXU Energy serves 1.7 million residential and commercial retail electricity customers in Texas. Approximately 69% of our reported retail revenues in 2013 represented sales to residential customers. Texas is one of the fastest growing states in the nation with a diverse economy and, as a result, has attracted a number of competitors into the retail electricity market; consequently, competition is robust. TXU Energy, as an active participant in this competitive market, provides retail electric service to all areas of the ERCOT market now open to competition, including the Dallas/Fort Worth, Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas and holds an approximately 26% and 19% share of the residential and business customers in ERCOT, respectively. TXU Energy competitively markets its services to add new customers and retain its existing customer base, as well as opportunistically acquire customers from other REPs. There are more than 100 REPs certified to compete within the ERCOT region. Based upon data published by the PUCT, at September 30, 2013, approximately 62% of residential customers and 69% of small commercial customers in competitive areas of ERCOT are served by REPs not affiliated with the pre-competition utility. TXU Energy is a REP affiliated with a pre-competition utility, considering EFH Corp.'s history prior to the deregulation of the Texas market.

TXU Energy's strategy focuses on providing its customers with high quality customer service and creating new products and services to meet customer needs; accordingly, customer care enhancements are implemented on an ongoing basis to continually improve customer satisfaction. TXU Energy offers a wide range of residential products to meet varying customer needs and has invested more than $100 million in energy efficiency initiatives since the Merger as part of a program to offer customers a broad set of innovative energy products and services.

Regulation — Luminant is an exempt wholesale generator under the Energy Policy Act of 2005 and is subject to the jurisdiction of the NRC with respect to its nuclear generation units. NRC regulations govern the granting of licenses for the construction and operation of nuclear fueled generation facilities and subject such facilities to continuing review and regulation. In addition, Luminant is subject to the jurisdiction of the RCT's oversight of its lignite mining and reclamation operations.

Luminant is also subject to the jurisdiction of the PUCT's oversight of the competitive ERCOT wholesale electricity market. PUCT rules establish a framework for and robust oversight of wholesale power pricing and market behavior. Luminant is also subject to the requirements of the ERCOT Nodal Protocols as well as reliability standards adopted and enforced by the TRE and the NERC, including NERC critical infrastructure protection (CIP) standards. Luminant is also subject to the authority of the CFTC as it continues to implement rules and provide oversight vested in the agency by the Wall Street Reform and Consumer Protection Act of 2010, particularly Title VII, which deals with over-the-counter derivative markets.

TXU Energy is a licensed REP under the Texas Electric Choice Act and is subject to the jurisdiction of the PUCT with respect to provision of electricity service in ERCOT. PUCT rules govern the granting of licenses for REPs, including oversight but not setting of retail prices. TXU Energy is also subject to the requirements of the ERCOT Nodal Protocols as well as reliability standards adopted and enforced by the TRE and the NERC, including NERC CIP standards.

Regulated Delivery Segment

The Regulated Delivery segment consists largely of our investment in Oncor. Oncor is a regulated electricity transmission and distribution company that provides the service of delivering electricity safely, reliably and economically to end-use consumers through its electrical systems, as well as providing transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. Oncor's service territory comprises 91 counties and over 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. Oncor's transmission and distribution assets are located principally in the north-central, eastern and western parts of Texas. Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law. Oncor's transmission and distribution rates are regulated by the PUCT.

Oncor is not a seller of electricity, nor does it purchase electricity for resale. It provides transmission services to electricity distribution companies, cooperatives and municipalities. It provides distribution services to REPs, including subsidiaries of TCEH, which sell electricity to residential, business and other consumers. Oncor is also subject to the requirements of the ERCOT Nodal Protocols as well as reliability standards adopted and enforced by the TRE and the NERC, including NERC CIP standards.

Performance — Oncor achieved or exceeded market performance protocols in 12 out of 14 PUCT market metrics in 2013. These metrics measure the success of transmission and distribution companies in facilitating customer transactions in the competitive Texas electricity market.

Investing in Infrastructure and Technology — In 2013, Oncor invested approximately $1.1 billion in its network to construct, rebuild and upgrade transmission lines and associated facilities, to extend the distribution infrastructure, and to pursue certain initiatives in infrastructure maintenance and information technology. Reflecting its commitment to infrastructure, in September 2008, Oncor and several other ERCOT utilities filed with the PUCT a plan to participate in the construction of transmission improvements designed to interconnect existing and future renewable energy facilities to transmit electricity from Competitive Renewable Energy Zones (CREZs) identified by the PUCT. In 2009, the PUCT awarded CREZ construction projects to Oncor. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in west Texas to population centers in the eastern part of the state. At December 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million in 2013. All CREZ-related line and station construction projects were energized by the end of 2013. Additional voltage support projects were completed in January 2014, with the exception of one series capacitor project for which the scheduled completion has been delayed to December 2015 in order to allow for further study and evaluation. The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT."

Oncor's technology upgrade initiatives include development of a modernized grid through advanced digital communication, data management, real-time monitoring and outage detection capabilities to take advantage of Oncor's recent deployment of advanced digital metering equipment. This modernized grid is producing electricity service reliability improvements and providing for additional products and services from REPs that enable businesses and consumers to better manage their electricity usage and costs. The advanced meters can be read remotely, rather than by a meter reader physically visiting the location of each meter. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. With the new meters integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data from the new meters makes it possible for REPs to support new programs and pricing options.

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

Transmission revenues are provided under tariffs approved by either the PUCT or, to a small degree related to an interconnection to other markets, the FERC. Network transmission revenues compensate Oncor for delivery of electricity over transmission facilities operating at 60 kilovolt (kV) and above. Other services offered by Oncor through its transmission business include system impact studies, facilities studies, transformation service and maintenance of transformer equipment, substations and transmission lines owned by other parties.

PURA allows Oncor to update its transmission rates periodically to reflect changes in invested capital. This "capital tracker" provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

At December 31, 2013, Oncor's transmission facilities included 6,522 circuit miles of 345kV transmission lines and 9,658 circuit miles of 138kV and 69kV transmission lines. Sixty-seven generation facilities totaling 36,410 MW were directly connected to Oncor's transmission system at December 31, 2013, and 292 transmission stations and 709 distribution substations were served from Oncor's transmission system.

At December 31, 2013, Oncor's transmission facilities had the following connections to other transmission grids in Texas:

	Number of Interconnected Lines
Grid Connections	345kV	138kV	69kV
Brazos Electric Power Cooperative, Inc.	8	112	23
Rayburn Country Electric Cooperative, Inc.	—	39	6
Lower Colorado River Authority	10	23	2
Texas New Mexico Power	4	9	12
Tex-La Electric Cooperative of Texas, Inc.	—	12	1
American Electric Power Company, Inc. (a)	5	7	11
Texas Municipal Power Agency	7	6	—
Lone Star Transmission	12	—	—
Centerpoint Energy Inc.	8	—	—
Electric Transmission Texas, LLC	6	1	—
Sharyland Utilities, L.P.	—	6	—
Other small systems operating wholly within Texas	6	7	3
___________

(a)	One of the 345kV lines is an asynchronous high-voltage direct current connection with the Southwest Power Pool.

Electricity Distribution — Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,177 distribution feeders.

The Oncor distribution system included over 3.2 million points of delivery at December 31, 2013. Over the past five years, the number of distribution system points of delivery served by Oncor, excluding lighting sites, grew an average of 1.13% per year. Oncor added approximately 43,700 points of delivery in 2013.

The Oncor distribution system consists of 56,683 miles of overhead primary conductors, 21,621 miles of overhead secondary and street light conductors, 16,169 miles of underground primary conductors and 9,966 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25kV and 12.5kV.

Oncor's distribution revenues from residential and small business users are based on actual monthly consumption (kWh), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80% of peak monthly demand during the prior eleven months.

The PUCT allows Oncor to file, under certain circumstances, up to four rate adjustments between rate reviews to recover distribution-related investments on an interim basis.

Customers — Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of more than 80 REPs, including TCEH's retail sales operations and certain electric cooperatives in Oncor's certificated service area. Revenues from services provided to TCEH represented 27% of Oncor's total reported consolidated revenues for 2013. Revenues from REP subsidiaries of one nonaffiliated entity, NRG Energy, Inc., collectively represented 15% of Oncor's total reported consolidated revenues for 2013. No other customer represented more than 10% of Oncor's total operating revenues. The consumers of the electricity delivered by Oncor are free to choose their electricity supplier from REPs who compete for their business.

Regulation and Rates — As its operations are wholly within Texas, Oncor is not a public utility as defined in the Federal Power Act and, as a result, it is not subject to general regulation under that Act. However, Oncor is subject to reliability standards adopted and enforced by the TRE and the NERC, including NERC CIP standards, under the Federal Power Act.

The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).

At the state level, PURA requires owners or operators of transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility's own use of its system. The PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT's jurisdiction over transmission services, including Oncor.

Securitization Bonds — Oncor's operations include its wholly owned, bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC. This financing subsidiary was organized for the limited purpose of issuing certain securitization (transition) bonds in 2003 and 2004. Oncor Electric Delivery Transition Bond Company LLC issued $1.3 billion principal amount of transition bonds to recover generation-related regulatory asset stranded costs and other qualified costs under an order issued by the PUCT in 2002. At December 31, 2013, principal amounts of transition bonds outstanding, which mature between 2014 and 2016, totaled $311 million. See Note 17 to Financial Statements for discussion of agreements between TCEH and Oncor regarding payment of interest and incremental taxes related to these bonds that were settled in 2012.

Environmental Regulations and Related Considerations

Global Climate Change

Background — There is a debate nationally and internationally about global climate change and how greenhouse gas (GHG) emissions, such as CO2, might contribute to global climate change. GHG emissions from the combustion of fossil fuels, primarily by our lignite/coal fueled generation units, represent the substantial majority of our total GHG emissions. CO2, methane and nitrous oxide are emitted in this combustion process, with CO2 representing the largest portion of these GHG emissions. We estimate that our generation facilities produced 59.5 million short tons of CO2 in 2013. Other aspects of our operations result in emissions of GHGs including, among other things, coal piles at our generation plants, sulfur hexafluoride in transmission and distribution equipment, refrigerant from our chilling and cooling equipment, fossil fuel combustion in our motor vehicles and electricity usage at our facilities and headquarters. Our financial condition, liquidity or results of operations could be materially affected by the enactment of statutes or regulations that mandate a reduction in GHG emissions or that impose financial penalties, costs or taxes on those that produce GHG emissions. See Item 1A, "Risk Factors" for additional discussion of risks posed to us regarding global climate change regulation.

Global Climate Change Legislation — Over the past few years, proposals have been debated in the US Congress or advocated by the Obama Administration that were intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade). In addition to potential federal legislation to regulate GHG emissions, the US Congress has also considered, and may in the future consider, other legislation that could result in the reduction of GHG emissions, such as the establishment of renewable or clean energy portfolio standards.

Through our own evaluation and working in tandem with other companies and industry trade associations, we have in the past engaged in the development of an integrated package of recommendations for the federal government to address the global climate change issue through federal legislation. We have also created a Sustainable Energy Advisory Board that advises us on technology development opportunities that reduce the effects of our operations on the environment while balancing the need to address the energy requirements of Texas. Our Sustainable Energy Advisory Board is comprised of individuals representing various interests, including the environment, customers, economic development in Texas and technology/reliability standards. If, despite these efforts, a substantial number of our customers or others refuse to do business with us because of our GHG emissions, it could have a material effect on our results of operations, liquidity and financial condition.

Federal Level — The EPA has taken a number of actions regarding GHG emissions. In September 2009, the EPA issued a final rule requiring the reporting of calendar year GHG emissions from specified large GHG emissions sources in the US. This reporting rule applies to our lignite/coal fueled generation facilities, and we have complied with the requirement since its effective date in 2011. In December 2009, the EPA issued a finding that GHG emissions endanger human health and the environment and that emissions from motor vehicles contribute to that endangerment. The EPA's finding required it to begin regulating GHG emissions from motor vehicles, and the EPA ultimately extended regulation of GHG emissions to stationary sources under existing provisions of the federal Clean Air Act. In March 2010, the EPA determined that the Clean Air Act's Prevention of Significant Deterioration (PSD) program permit requirements would apply to newly identified pollutants such as GHGs when a nation-wide rule requiring the control of a pollutant takes effect. Under this determination, PSD permitting requirements became applicable to GHG emissions from planned stationary sources or planned modifications to stationary sources that had not been issued a PSD permit by January 2, 2011 - the first date that new motor vehicles were required to meet the new GHG standards. In June 2010, the EPA finalized its so-called "tailoring rule" that established new thresholds of GHG emissions for the applicability of permits under the Clean Air Act for stationary sources, including our electricity generation facilities. The EPA's tailoring rule defines the threshold of GHG emissions for determining applicability of the Clean Air Act's PSD and Title V permitting programs at levels greater than the emission thresholds contained in the Clean Air Act. In December 2010, in response to the State of Texas's indication that it would not take regulatory action to implement the EPA's tailoring rule, the EPA adopted a rule to take over the issuance of permits for GHG emissions from the TCEQ. The State of Texas challenged that rule and the GHG permitting rules through litigation and has refused to implement the GHG permitting rules issued by the EPA. In June 2012, the D.C. Circuit Court upheld all of the EPA's GHG rules and regulations. The State of Texas has since completed a rulemaking to implement the EPA's GHG permitting rules and will assume responsibility for issuing permits for GHG emissions upon the EPA's approval. A number of members of the US Congress from both parties have introduced legislation to either block or delay EPA regulation of GHGs under the Clean Air Act, and legislative activity in this area in the future is possible. In August 2012, various industry groups and states that challenged the rule filed petitions with the D.C. Circuit Court asking for review by the full D.C. Circuit Court of the panel's decision. In December 2012, the D.C. Circuit Court denied these requests and these parties then petitioned the US Supreme Court to review the D.C. Circuit Court's decision. In October 2013, the US Supreme Court agreed to review the permissibility of EPA's determination that its regulation of GHG emissions from motor vehicles triggered greenhouse gas permitting requirements for stationary sources under the Clean Air Act. We are not a party to that case. Oral arguments in the case were held before the US Supreme Court in February 2014. It is uncertain how (if at all) any decision by the Supreme Court would affect our results of operations, liquidity or financial condition.

In September 2013, the EPA released a draft proposed rule for greenhouse gas emission standards from new electricity generation units (EGUs). In January 2014, the EPA withdrew the 2012 proposed rule and issued a revised proposed rule. We are currently reviewing this draft proposed rule; however, at this time it is uncertain how (if at all) the draft proposed rule, if finalized, would affect our results of operations, liquidity or financial condition.

President Obama has also directed the EPA to propose standards, regulations, or guidelines that address greenhouse gas emissions from modified, reconstructed, and existing generation plants by June 2014 and finalize them by June 2015. We expect the proposed rule to include guidelines that require states to submit to the EPA their compliance implementation plans and regulations by June 2016. We cannot predict the outcome of this rulemaking. It is uncertain how (if at all) any such proposed rule, if finalized, would affect our results of operations, liquidity or financial condition.

State and Regional Level — There are currently no Texas state regulations in effect concerning GHGs, and there are no regional initiatives concerning GHGs in which the State of Texas is a participant. We oppose state-by-state regulation of GHGs. In October 2009, Public Citizen Inc. filed a lawsuit against the TCEQ and its commissioners seeking to compel the TCEQ to regulate GHG emissions under the Texas Clean Air Act. The Attorney General of Texas filed special exceptions to the Public Citizen pleading, which were granted by the court in May 2010. Public Citizen appealed the court's ruling and the appeal has been fully briefed and submitted to the appellate court for decision on the briefs. In July 2013, Public Citizen withdrew its lawsuit and its appeal was dismissed as moot.

International Level — In December 2009, leaders of developed and developing countries met in Copenhagen under the United Nations Framework Convention on Climate Change (UNFCCC) and issued the Copenhagen Accord. The Copenhagen Accord provides a mechanism for countries to make economy-wide GHG emission mitigation commitments for reducing emissions of GHGs by 2020 and provides for developed countries to fund GHG emission mitigation projects in developing countries. President Obama participated in the development of, and endorsed, the Copenhagen Accord. In January 2010, the US informed the United Nations that it would reduce GHG emissions by 17% from 2005 levels by 2020, contingent on Congress passing climate change legislation. In December 2011, the UNFCCC met in Durban, South Africa and agreed to develop a document with "legal force" to address climate change by 2015, with reductions effective starting in 2020. In December 2012, the UNFCCC met in Doha, Qatar and 194 countries agreed to an extension of the Kyoto Protocol through 2020. The US and China are not participants in the Kyoto Protocol extension. In 2013, the UNFCCC met in Warsaw, Poland and agreed to establish an international mechanism to provide most vulnerable populations better protection against loss and damage, particularly those in less developed countries that have low-lying areas near oceans or on islands that are susceptible to flooding from rising sea levels and/or damage from extreme weather events. The impact, if any, of the Durban agreement or the Kyoto Protocol extension on near-term regulatory or legislative policy cannot yet be determined.

We continue to assess the risks posed by possible future legislative or regulatory changes pertaining to GHG emissions. Because some of the proposals described above are in their formative stages, we are unable to predict the potential effects on our business, results of operations, liquidity or financial condition; however, any such effects could be material. The effect will depend, in large part, on the specific requirements of the legislation or regulation and how much, if any, of the costs are reflected in wholesale electricity prices.

EFH Corp.'s Voluntary Energy Efficiency, Renewable Energy, and Global Climate Change Efforts — We are actively engaged in, considering, or expect to be actively engaged in, business activities that could result in reduced GHG emissions including:

•
Investing in Energy Efficiency and Related Initiatives by Our Competitive Businesses — Since the Merger, our competitive businesses have invested more than $100 million in energy efficiency and related initiatives, including software- and hardware-based services deployed behind the meter. These programs leverage advanced meter interval data and in-home devices to provide usage and other information and insights to customers, as well as to control energy-consuming equipment. Examples of these initiatives include: the TXU Energy MyEnergy DashboardSM, a set of online tools that show residential customers how and when they use electricity, how their electricity use compares to others and their forecast monthly bill; the BrightenSM Personal Energy Advisor, an online energy audit tool with personalized tips and projects for saving electricity; the BrightenSM Online Energy Store that provides customers the opportunity to purchase hard-to-find, cost-effective energy-saving products; the BrightenSM iThermostat, a web-enabled programmable thermostat with a load control feature for cycling air conditioners during times of peak energy demand; TXU Energy Right Time Pricing ProductsSM, including TXU Energy Power HoursSM, TXU Energy Free NightsSM and TXU Energy Free WeekendsSM time-based electricity rates, and TXU Energy FlexPowerSM prepaid electricity plans, that work in conjunction with advanced metering infrastructure; in-home display devices that enable residential customers to monitor whole-house energy usage and cost in real-time and project month-end bill amounts; rate plans that include electricity from renewable resources; the BrightenSM Energy Efficiency Assistance Program that delivered products and services, as well as grants through social service agencies, to save energy at participating low income customer homes and apartment complexes; a program to refer customers to energy efficiency contractors, and the provision of rebates to business customers for purchasing new energy efficient equipment for their facilities through the BrightenSM Greenback Energy Efficiency Rebate Program; the TXU Energy Electricity Usage Report, a weekly email that contains charts and graphs that give customers insight to better control their electricity usage and bills; programs promoting distributed renewable generation to reduce peak summer demand on the grid; and mobile access through smart phones, tablets and other mobile devices with "alert" features that help inform residential customers about recent electricity consumption thresholds.

•
Investing in Energy Efficiency Initiatives by Oncor — As discussed above, Oncor's technology upgrade initiatives include development of a modernized grid through advanced digital communication, data management, real-time monitoring and outage detection capabilities to take advantage of Oncor's recent deployment of advanced digital metering equipment. Advanced meters facilitate automated demand side management, which allows consumers to monitor the amount of electricity they are consuming and adjust their electricity consumption habits. With the new meters integrated, Oncor reports 15-minute interval, billing-quality electricity consumption data to ERCOT for market settlement purposes. The data from the new meters makes it possible for REPs to support new programs and pricing options.

•
Participating in the CREZ Program — Oncor has largely completed construction of CREZ transmission facilities (at a cost of approximately $2.0 billion) that are designed to connect existing and future renewable energy facilities to the electricity transmission system in ERCOT (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT");

•
Purchasing Electricity from Renewable Sources — We expect to remain a leader in the ERCOT market in providing electricity from renewable sources by purchasing wind power. Our total wind power portfolio is currently approximately 700 MW. We also purchase additional renewable energy credits (RECs) to support discretionary sales of renewable power to our customers;

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

•
Investing in Technology — We continue to evaluate the development and commercialization of cleaner power facility technologies, including technologies that support sequestration and/or reduction of CO2; incremental renewable sources of electricity, including wind and solar power; energy storage, including advanced battery and compressed air storage, as well as related technologies that seek to lower emissions intensity. Additionally, we continue to explore and participate in opportunities to accelerate the adoption of electric cars and plug-in hybrid electric vehicles that have the potential to reduce overall GHG emissions and are furthering the advance of such vehicles by supporting, and helping develop infrastructure for, networks of charging stations for electric vehicles, and

•
Offsetting GHG Emissions by Planting Trees — We are engaged in a number of tree planting programs that offset GHG emissions, resulting in the planting of over 1.5 million trees in 2013. The majority of these trees were planted as part of our mining reclamation efforts but also include TXU Energy's Urban Tree Farm program, which has planted more than 190,000 trees since its inception in 2002.

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions

Air Transport Regulations: Clean Air Interstate Rule (CAIR) and Cross-State Air Pollution Rule (CSAPR) — In 2005, the EPA issued CAIR, which was intended to implement the provisions of the Clean Air Act Section 110(a)(2)(D)(i)(I) (CAA Section 110) requiring states to reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOX) that significantly contribute to other states failing to attain or maintain compliance with the EPA's National Ambient Air Quality Standards (NAAQS) for fine particulate matter and/or ozone. In 2008, the D.C. Circuit Court invalidated CAIR, but allowed the rule to continue until the EPA issued a final replacement rule.

In July 2011, the EPA finalized CSAPR, which was intended to replace CAIR. In September 2011, we filed a petition for review in the D.C. Circuit Court challenging the CSAPR as it applies to Texas. If the CSAPR had taken effect, it would have caused us to, among other actions, idle two lignite/coal fueled generation units and cease certain lignite mining operations by the end of 2011. In December 2011, the D.C. Circuit Court stayed the CSAPR and stated its expectation that the EPA would continue administering CAIR.

During 2012, the EPA made various revisions to CSAPR, including changes to the emissions budgets for our generation assets. Certain of these revisions are the subject of pending litigation that is being held in abeyance pending the US Supreme Court's CSAPR decision.

In August 2012, the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR (as revised by the revisions rules) does not impose any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR pending the EPA's further consideration of the rule.

In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court's decision. The US Supreme Court granted review of the decision and heard oral arguments in December 2013. In April 2014, the US Supreme Court issued its opinion in the CSAPR litigation, reversing the D.C. Circuit Court's decision in which that court vacated CSAPR. The US Supreme Court has remanded the case to the D.C. Circuit Court for further proceedings consistent with its opinion. We are evaluating the decision and cannot predict the timing or outcome of future proceedings related to CSAPR, including any compliance timeframe or the financial effects, if any.

Mercury and Air Toxics Standard (MATS) — In December 2011, the EPA finalized the MATS rule, which regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal fueled generation units required to comply with the MATS rule as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. In April 2012, we filed a petition for review of the MATS rule in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court and the D.C. Circuit Court heard oral arguments in December 2013. In April 2014, the D.C. Circuit Court issued its ruling upholding the MATS rule and dismissing all challenges. We cannot predict whether the challengers will seek either panel or full court rehearing in the D.C. Circuit, or whether they will seek review by the US Supreme Court. In November 2012, the EPA proposed revised standards for new coal fired generation units and other minor changes to the MATS rule, including changes to the work practice standards affecting all units. In March 2013, the EPA finalized the revised standards for new coal fired units and certain other minor changes but did not address the work practice standards. In June 2013, the EPA solicited comments on certain proposed changes to these work practice standards. We cannot predict the outcome of this rulemaking. In 2013, the TCEQ approved one-year MATS compliance extensions for our Big Brown and Sandow 4 generation plants.

Regional Haze — SO2 and NOX reductions required under the regional haze/visibility rule (or so-called BART rule) apply to electricity generation units built between 1962 and 1977. The reductions are required either on a unit-by-unit basis or by state participation in an EPA-approved regional trading program such as the CAIR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA, which we believe would not have a material impact on our generation facilities. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the CAIR and a Federal Implementation Plan for Texas providing that the inclusion in the CSAPR programs meets the regional haze requirements for SO2 and NOX reductions. In response to a lawsuit by environmental groups, the D.C. Circuit Court issued a consent decree in March 2012 that required the EPA to propose a decision on the Regional Haze SIP by May 2012 and finalize that decision by November 2012. The consent decree requires a Federal Implementation Plan (FIP) for any provisions that EPA disapproves. In June 2012, the EPA finalized the limited disapproval of the Regional Haze SIP, but did not finalize a FIP for Texas, stating that it needed more time to review the Regional Haze SIP. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of Federal Implementation Plans regarding regional haze. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending regional haze appeals. The consolidated cases now in the D.C. Circuit Court are held in abeyance pending completion of the CSAPR rehearing proceeding described above. We cannot predict when or how the D.C. Circuit Court will rule on these petitions. In May 2013, the D.C. Circuit amended the consent decree and extended the dates for the EPA to propose and finalize a decision on the Regional Haze SIP to May and December 2014, respectively. We cannot predict whether or when the EPA will fully approve the Regional Haze SIP or finalize a FIP for Texas regarding regional haze, or a FIP’s impact on our results of operations, liquidity or financial condition. The TCEQ submitted a required five-year status report regarding its Regional Haze SIP to the EPA in March 2014.

State Implementation Plan (SIP) Emissions Rules — The Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The EPA is required to periodically review, and if appropriate, revise all national ambient air quality standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ adopted SIP rules in May 2007 to deal with eight-hour ozone standards, which required NOX emission reductions from certain of our peaking natural gas fueled units in the Dallas-Fort Worth area. In March 2008, the EPA made the eight-hour ozone standards more stringent. In January 2010, the EPA proposed to further reduce the eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage; however, in September 2011, the White House directed the EPA to withdraw this reconsideration. In May 2012, the EPA designated nonattainment areas; however, because SIP rules to address attainment of the 2008 standards will not be required until June 2015, we cannot yet predict the impact of this action on our generation facilities. In January 2010, the EPA added a new one-hour nitrogen dioxide (NO2) National Ambient Air Quality Standard (NAAQS) that may require actions within Texas to reduce emissions. The TCEQ will be required to revise its monitoring network and submit an implementation plan with compliance required no earlier than January 2021. In June 2010, the EPA adopted a new one-hour SO2 national ambient air quality standard that may require action within Texas to reduce SO2 emissions. Based on current monitoring, Texas has recommended to the EPA that no area in Texas is in nonattainment with this one-hour SO2 standard. The EPA designated 29 areas in 16 states as nonattainment but did not finalize designations for other areas of the country, including Texas. In April 2014, the EPA issued a proposed rule establishing data requirements and deadlines associated with a timeline to expand existing monitoring networks and require modeling to determine attainment status for the other areas. Areas where modeling will be used will be designated in 2017 with attainment demonstrations due in 2019, while areas with expanded or new monitors will be designated in 2020 with SIP revisions due in 2022. In September 2013, four states, including Texas, filed suit to compel the EPA to make SO2 designations. The Sierra Club and the Natural Resources Defense Council also recently filed a lawsuit seeking to force the EPA to issue designations using air modeling. The Sierra Club has provided modeling that implicates Luminant's coal plants in NAAQS exceedances. We are not a party to this litigation, but we are continuing to monitor the case. The EPA has also initiated efforts to expand near-road monitoring for fine particulates and NOX, which will increase the risk that an area could be labeled as "nonattainment" as a result of the proximity of the monitors to mobile sources. We cannot predict the impact of the new standards on our business, results of operations or financial condition until the TCEQ adopts (if required) an implementation plan with respect to the standards.

In September 2010, the EPA disapproved a portion of the SIP pursuant to which the TCEQ implements its program to achieve the requirements of the Clean Air Act. The EPA disapproved the Texas standard permit for pollution control projects (PCP). We hold several permits issued pursuant to the TCEQ standard permit conditions for PCP. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the Clean Air Act. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for PCP and remanded the matter to the EPA for expedited reconsideration. In September 2013, the State of Texas filed a motion with the Fifth Circuit Court requesting that the Court amend and enforce its judgment in this case by requiring the EPA to satisfy the Court's judgment by taking action on the pending SIP revision regarding Texas' PCP standard permit. In February 2014, the Fifth Circuit Court ordered the EPA to issue a final rule on the standard permit for pollution control projects by May 19, 2014. We cannot predict the outcome of the EPA's reconsideration, including the financial effects, if any.

In November 2010, the EPA disapproved a different portion of the SIP under which the TCEQ had been phasing out a long-standing exemption for certain emissions that unavoidably occur during startup, shutdown and maintenance activities and replacing that exemption with a more limited affirmative defense that will itself be phased out and replaced by TCEQ-issued generation facility-specific permit conditions. We, like many other electricity generation facility operators in Texas, have asserted applicability of the exemption or affirmative defense, and the TCEQ has not objected to that assertion. We have also applied for and received the generation facility-specific permit amendments. We challenged the EPA's disapproval of Texas' affirmative defense for planned maintenance, startup and shutdown by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the affirmative defense and phase-out of that affirmative defense as permits are issued is consistent with the Clean Air Act. In July 2012, the Fifth Circuit Court denied our challenge and ruled that the EPA's actions were in accordance with the Clean Air Act. In October 2012, the Fifth Circuit Court panel withdrew its opinion and issued a second expanded opinion that again upheld the EPA's disapproval. In November 2012, we filed a petition with the Fifth Circuit Court asking for review by the full Fifth Circuit Court of the panel's second opinion. Other parties to the proceedings also filed a petition with the Fifth Circuit Court asking the panel to reconsider its decision. In March 2013, the Fifth Circuit Court panel withdrew its second opinion and issued a third opinion that again upheld the EPA's actions. In April 2013, the Fifth Circuit Court also denied our November 2012 petition for rehearing of the panel's second opinion and denied the request by other parties for the panel to reconsider its second decision. Following the issuance of the mandate, we filed a motion to recall the mandate, which was denied in a single-judge order. In June 2013, we submitted a petition to the US Supreme Court seeking its review of the Fifth Circuit Court's decision to uphold EPA's disapproval of Texas' affirmative defense for planned maintenance, startup and shutdown. In October 2013, the US Supreme Court denied our petition for review of that portion of the Fifth Circuit Court's decision. The decision is not anticipated to have a material effect on our results of operations, liquidity or financial condition.

Acid Rain Program — The EPA has promulgated Acid Rain Program rules that require fossil fueled plants to have sufficient SO2 emission allowances and meet certain NOX emission standards. We believe our generation plants meet these SO2 allowance requirements and NOX emission rates.

Installation of Substantial Emissions Control Equipment — Each of our lignite/coal fueled generation facilities is currently equipped with substantial emissions control equipment. All of our lignite/coal fueled generation facilities are equipped with activated carbon injection systems to reduce mercury emissions. Flue gas desulfurization systems designed primarily to reduce SO2 emissions are installed at Oak Grove Units 1 and 2, Sandow Units 4 and 5, Martin Lake Units 1, 2, and 3, and Monticello Unit 3. Selective catalytic reduction systems designed to reduce NOX emissions are installed at Oak Grove Units 1 and 2 and Sandow Unit 4. Selective non-catalytic reduction systems designed to reduce NOX emissions are installed at Sandow Unit 5, Monticello Units 1, 2, and 3, and Big Brown Units 1 and 2. Fabric filter systems designed primarily to reduce particulate matter emissions are installed at Oak Grove Units 1 and 2, Sandow Unit 5, Monticello Units 1 and 2, and Big Brown Units 1 and 2. Electrostatic precipitator systems designed primarily to reduce particulate matter emissions are installed at Sandow Unit 4, Martin Lake Units 1, 2, and 3, Monticello Units 1, 2, and 3, and Big Brown Units 1 and 2. Sandow Unit 5 uses a fluidized bed combustion process that facilitates control of NOX and SO2. Flue gas desulfurization systems, fabric filter systems, and electrostatic precipitator systems also assist in reducing mercury and other emissions.

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

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. We believe we possess all necessary permits from the TCEQ for these activities at our current facilities. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities were published by the EPA in 2004. As prescribed in the regulations, we began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In January 2007, a federal court ruled against the EPA in a lawsuit brought by environmental groups challenging aspects of these regulations, and in July 2007, the EPA announced that it was suspending the regulations pending further rulemaking. The US Supreme Court issued a decision in April 2009 reversing the federal court's decision, in part, and finding that the EPA permissibly used cost-benefit analysis in the Section 316(b) regulations. Pursuant to a settlement agreement, the EPA issued for comment proposed new Section 316(b) regulations in March 2011 and was required to adopt the final regulations by April 2014. The EPA informed the federal court in April 2014 that they would not complete the rulemaking by the deadline and expect to issue the final rule in May 2014. In the absence of regulations, the EPA has instructed the states implementing the Section 316(b) program, including Texas, to use their best professional judgment in reviewing applications and issuing permits under Section 316(b). Although the proposed rule does not mandate a certain control technology, it does require site-specific assessments of technology feasibility on a case-by-case basis at the state level. As proposed, compliance with this rule requires assessments and reports six months following implementation of the rule, but allows up to eight full years following promulgation for full compliance. We cannot predict the substance of the final regulations or the impact they may have on our results of operations, liquidity or financial condition.

Radioactive Waste

We currently, and expect to continue to, ship low-level waste material to a disposal facility outside of Texas. Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998, and the State of Texas has enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal. The first disposal facility in Texas for such purposes began operations in 2012, and we began shipping some forms of waste material to the facility in 2013. Should existing off-site disposal become unavailable, the low-level waste material can be stored on-site. (See discussion under "Luminant – Nuclear Generation Operations" above.)

The nuclear industry has developed ways to store used nuclear fuel on site at nuclear generation facilities, primarily through the use of dry cask storage, since there are no facilities for reprocessing or disposal of used nuclear fuel currently in operation in the US. Luminant stores its used nuclear fuel on-site in storage pools or dry cask storage facilities and believes its on-site used nuclear fuel storage capability is sufficient for the foreseeable future.

Solid Waste, Including Fly Ash Associated with Lignite/Coal Fueled Generation

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

In December 2008, an ash impoundment facility at a Tennessee Valley Authority (TVA) site ruptured, releasing a significant quantity of coal ash slurry. No impoundment failures of this magnitude have ever occurred at any of our impoundments, which are significantly smaller than the TVA's and are inspected on a regular basis. We routinely sample groundwater monitoring wells to ensure compliance with all applicable regulations. As a result of the TVA ash impoundment failure, in May 2010, the EPA released a proposed rule that considers regulating coal combustion residuals as either a hazardous waste or a non-hazardous waste. In February 2014, a break in a stormwater pipe beneath a coal ash basin at Duke Energy Carolinas' retired Dan River generation plant caused a release of ash basin water and ash into the Dan River in North Carolina. The EPA is under a court-ordered deadline to finalize this rule by December 2014. We are unable to predict the requirements of a final rule; however, the potential cost of compliance could be material.

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

Oil

There are also federal rules pertaining to the Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil that affect certain of our facilities. We have implemented SPCC plans as required for those substations, work centers and distribution systems and believe we are currently in compliance with these rules.

Environmental Capital Expenditures

Capital expenditures for our environmental projects totaled $93 million in 2013 and are expected to total approximately $75 million in 2014 for environmental control equipment to comply with regulatory requirements. From 2010 through 2013, our environmental capital expenditures totaled more than $600 million, and additional such expenditures are expected to total nearly $450 million from 2014 through 2020 to comply with the MATS rule as well as other EPA regulations, including maintenance of existing equipment.  The total expenditure for environmental capital will ultimately depend on the evolution of pending or future regulatory requirements. Our current plan includes the ongoing use of lignite coal as part of the fuel mix at all of our coal facilities, in varying proportions that reflect the economically available fuel supply as well as the configuration of environmental control equipment for each unit.

Item 1A.    RISK FACTORS

Important factors, in addition to others specifically addressed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," that could have a material impact on our operations, liquidity, financial results and financial condition, or could cause our actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, are described below. There may be further risks and uncertainties that are not currently known or that are not currently believed to be material that may adversely affect our performance or financial condition in the future.

Our major risks fall primarily into the following categories:

•
Risks Related to Filing under Chapter 11 of the United States Bankruptcy Code. Our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court, and there can be no assurances regarding the amount of any distribution holders of claims against, or equity interests in, the Debtors ultimately will receive with respect to their claims or equity interests. In addition to material and significant expense, the Chapter 11 Cases subject us to a variety of material risks, including: a material decrease in the number of counterparties that are willing to engage in commodity related hedging transactions with us and a significant increase in the amount of collateral required to engage in any such transactions; a loss of, or a disruption in, the materials or services received from, suppliers, contractors or service providers; a loss of wholesale and retail electric customers and a tarnishing of the TXU Energy brand; retention of employees; management distraction; limitations on our ability to operate our business and to adjust to changing market and industry conditions during the pendency of the Chapter 11 Cases; litigation and/or claims asserted by creditors or other stakeholders in the Chapter 11 Cases and the regulatory approval process necessary to consummate the Restructuring Plan.

In addition, the Chapter 11 Cases could have a material impact on our corporate or capital structure. For example, in connection with the Chapter 11 Cases, certain of our creditors may seek, and receive, Bankruptcy Court approval to sell or otherwise transfer certain of our subsidiaries (or their assets) in order to satisfy liabilities owed to such creditors. Any such transfer could result in significant tax liabilities for EFH Corp. and its subsidiaries (excluding the Oncor Ring-Fenced Entities), which could reduce the recovery of creditors. Additionally, TCEH and EFIH have received commitments from certain institutions for DIP Facilities to provide liquidity and fund operational and restructuring-related expenses during the Chapter 11 Cases, and, in the case of EFIH, refinance certain prepetition claims. We cannot be certain that the Bankruptcy Court will authorize entry into these DIP Facilities and, if authorized, the consummation of such facilities will be subject to customary closing conditions. In addition, if the consummation of such facilities occurs, the TCEH Debtors and EFIH Debtors, respectively, will be subject to various covenants and events of default under their respective DIP Facilities. If the TCEH Debtors and EFIH Debtors fail to comply with these covenants or an event of default occurs under the DIP Facilities, our liquidity, financial condition or operations may be materially impacted.

•
Risks Related to Our Structure. EFH Corp.'s cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to EFH Corp. in the form of dividends, distributions, loans or otherwise, and repayment of loans or advances from EFH Corp. These subsidiaries are separate and distinct legal entities and have no obligation (other than any existing contractual obligations, which could be suspended or altered in the Chapter 11 Cases) to provide EFH Corp. with funds for its payment obligations. A subsidiary's ability and willingness to pay dividends or make loans will likely be limited by the Chapter 11 Cases, covenants in its existing and future debt agreements and/or applicable law. The distributions that may be paid by Oncor are limited due to certain structural and operational "ring-fencing" measures. Further, distributions declared by Oncor are made by Oncor's independent board of directors subject to the terms of its organizational documents and applicable law.

•
Market, Financial and Economic Risks. Wholesale electricity prices in the ERCOT market have generally moved with the price of natural gas. Accordingly, our earnings, cash flows and the value of our lignite/coal and nuclear fueled generation assets are dependent in significant part upon the price of natural gas. In recent years natural gas supply has outpaced demand, thereby depressing natural gas prices. In addition, wholesale electricity prices have generally moved with ERCOT market heat rates, which could fall if demand for electricity were to decrease or if more efficient generation facilities are built in ERCOT. Accordingly, our earnings, cash flows and the value of our lignite/coal and nuclear fueled generation assets are also dependent in significant part upon market heat rates. Our assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations.

•
Regulatory and Legislative Risks. Our regulatory and legislative risks include changes in laws and regulations that govern our operations. In particular, new requirements for control of certain emissions from sources including electricity generation facilities may result in our incurrence of significant additional costs. In addition, the rates of Oncor's electricity delivery business are subject to regulatory review, and may be reduced below current levels, which could adversely impact Oncor's results of operations, liquidity and financial condition.

•
Operational Risks. Our operational risks include the risks inherent in running electricity generation facilities and electricity transmission and distribution systems. Failure of our equipment and facilities, information technology failure, fuel or water supply interruptions and adverse weather conditions, among other things, can adversely affect our business. In addition, our retail business is subject to intense competition.

Risks Related to Filing under Chapter 11 of the United States Bankruptcy Code

We have filed voluntary petitions for relief under the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.

We have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, our business and operations will be subject to various risks, including but not limited to the following:

•	Our ability to develop, consummate, and implement the Restructuring Plan or one or more other plans of reorganization with respect to the Chapter 11 Cases;

•
Our ability to obtain Bankruptcy Court, creditor and regulatory approval of the Restructuring Plan or another plan of reorganization and the effect of alternative proposals, views, and objections of creditor committees, creditors, or other stakeholders, which may make it difficult to develop and consummate the Restructuring Plan or another plan of reorganization in a timely manner;

•	Our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Bankruptcy Court rulings and of the Chapter 11 Cases in general;

•
Risks associated with third party motions in the Chapter 11 Cases, which may interfere with our business operations, including additional collateral requirements, or ability to formulate and implement the Restructuring Plan or another plan of reorganization;

•	Increased costs related to the Chapter 11 Cases and related litigation;

•	Our ability to maintain or obtain sufficient financing sources for operations or to fund the Restructuring Plan or any other reorganization plan and meet future obligations;

•	Potential termination of our hedging arrangements under the “safe harbor” provisions of the Bankruptcy Code;

•
A material decrease in the number of counterparties that are willing to engage in commodity related hedging transactions with us and a significant increase in the amount of collateral required to engage in any such transactions;

•	A loss of, or a disruption in the materials or services received from, suppliers, contractors or service providers with whom we have commercial relationships;

•	A material decrease in the number of TXU Energy's electric customers and a material tarnishing of its brand;

•	Risk that parties in interest in the Chapter 11 Cases may seek to cause the PUCT to review our REP certifications;

•	Risks related to our mining reclamation bonding obligations;

•	Potential incremental increase in risks related to distributions from Oncor to EFH Corp. or EFIH;

•	Potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees;

•	Significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations; and

•	The outcome of potential litigation regarding whether note holders are entitled to make-whole premiums in connection with the treatment of their claims in bankruptcy.

We will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the time we have to operate under Chapter 11 bankruptcy protection. Because of the risks and uncertainties associated with Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure. For example, in connection with the Chapter 11 Cases, certain of our creditors may seek, and receive, Bankruptcy Court approval to sell or otherwise transfer certain of our subsidiaries (or their assets) in order to satisfy liabilities owed to such creditors. Any such transfer could result in significant tax liabilities for EFH Corp. and its subsidiaries (excluding the Oncor Ring-Fenced Entities), which could reduce the recovery of creditors.

The duration of the Chapter 11 Cases is difficult to estimate and could be lengthy. We will be required to seek approvals of the Bankruptcy Court and certain federal and state regulators in connection with the Chapter 11 Cases, and certain parties may intervene and protest approval, absent the imposition of conditions to resolve their concerns. The approvals by governmental entities may be denied, conditioned or delayed.

We intend to file various "first day" motions wherein we seek the authority to pay certain prepetition claims in the ordinary course of business. We cannot be sure that the Bankruptcy Court will grant these motions on an interim or final basis, as applicable. The Bankruptcy Court's failure to grant these motions could have a negative impact on our business, liquidity, financial condition and results of operations. Additionally, TCEH and EFIH have received commitments from certain institutions for DIP Facilities to, among other things, provide liquidity and fund operational and restructuring-related expenses during the Chapter 11 Cases, and, in the case of EFIH, refinance certain prepetition claims. We cannot be certain that the Bankruptcy Court will authorize entry into these DIP Facilities and, if authorized, the consummation of such facilities will be subject to customary closing conditions. In addition, if the consummation of such facilities occurs, the TCEH Debtors and EFIH Debtors, respectively, will be subject to various covenants and events of default under their respective DIP Facilities. If we fail to comply with these covenants or an event of default occurs under the DIP Facilities, our liquidity, financial condition or operations may be materially impacted.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions. Additionally, the terms of the proposed DIP Facilities and the Restructuring Support and Lock-Up Agreement (including related agreements) will limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that may be in our interest.

We may experience increased levels of employee attrition as a result of the Bankruptcy Filing.

As a result of the Bankruptcy Filing, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of retention programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to us upon the effective date of a Chapter 11 plan, our assets and liabilities would be adjusted to fair value. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

In particular, EFH Corp.'s capital structure will be significantly altered if the Restructuring Plan is consummated. On the Effective Date, pursuant to the Restructuring Support and Lock-Up Agreement and in connection with the confirmation of the Restructuring Plan, the outstanding equity of TCEH will be cancelled, the equity of Reorganized TCEH will be distributed to certain holders of TCEH’s outstanding senior first lien secured indebtedness, and EFH Corp. will cease to hold a direct or indirect equity interest in EFCH, TCEH, or any of TCEH’s direct or indirect subsidiaries.

If we fail to consummate the Restructuring Plan, a non-prearranged proceeding could delay our emergence from bankruptcy.

If we are not able to consummate the Restructuring Plan, we would likely become subject to a “traditional” bankruptcy proceeding, which would be lengthy, costly and highly disruptive, and have a more pronounced adverse effect on our business than the pre-arranged plan contemplated by the Restructuring Plan. A “traditional” bankruptcy proceeding would likely involve contested issues with multiple creditors. A non-prearranged proceeding could also cause critical members of our senior management team to pursue other opportunities.

The uncertainty surrounding a prolonged restructuring would also have other adverse effects on us. For example, it would also adversely affect:

•	our ability to raise additional capital;

•	our liquidity;

•	how our business is viewed by regulators, investors, lenders and credit ratings agencies; and

•	our enterprise value.

Even if the Restructuring Plan is successful, we will continue to face risks.

The Restructuring Plan is generally designed to reduce the amount of the Debtors' indebtedness and cash interest expense and improve each of their liquidity and financial and operational flexibility in order to generate long-term growth. Even if the Restructuring Plan is approved under the Bankruptcy Code and consummated, we will continue to face a number of risks upon emergence from the bankruptcy proceedings, including certain risks that are beyond our control, such as changes in economic conditions, changes in our industry and changes in commodity prices. As a result of these risks and others, there is no guarantee that the Restructuring Plan will achieve our stated goals.

The DIP Facilities may be insufficient to fund our cash requirements through our emergence from bankruptcy.

For the duration of the Chapter 11 Cases, we will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and our reorganization.

We believe that the DIP Facilities, plus cash from operations (in the case of TCEH) and distributions received from Oncor Holdings (in the case of EFIH and EFH Corp.), will be sufficient to fund the Debtors' anticipated cash requirements through the pendency of the Chapter 11 Cases. However, if the Effective Date does not occur during the term of the DIP Facilities, we may not be able to obtain sufficient additional financing on acceptable terms or at all.

As a result of the Chapter 11 Cases, net operating losses and other tax attributes are not expected to be available upon emergence from the Chapter 11 Cases.

Certain tax attributes, such as net operating loss carry-forwards and certain tax credits, are expected to be utilized in connection with the Chapter 11 Cases. Under Section 108 of the Internal Revenue Code, tax attributes are reduced to the extent discharge of indebtedness income is excluded from gross income arising from a Chapter 11 case. If any attributes are still available after the application of Section 108, such attributes may be limited or lost in the event EFH Corp. or any of its subsidiaries experience an ownership change as defined under Section 382 of the Internal Revenue Code. In addition, tax attributes may be utilized in a transaction such as a sale or transfer of assets that could result in a significant tax liability for EFH Corp. and its subsidiaries. As a result of the foregoing rules, any pre-emergence net operating losses and certain tax credits are not expected to be available to EFH Corp. and its subsidiaries to reduce taxable income for tax periods beginning after emergence from Chapter 11.

Risks Related to Our Structure

EFH Corp. is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFH Corp.'s cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to EFH Corp. in the form of dividends, distributions, loans or otherwise, and repayment of loans or advances from EFH Corp. These subsidiaries are separate and distinct legal entities and have no obligation (other than any existing contractual obligations, which may be suspended or altered in the Chapter 11 Cases) to provide EFH Corp. with funds for its payment obligations. Any decision by a subsidiary to provide EFH Corp. with funds for its payment obligations, whether by dividends, distributions, loans or otherwise, will depend on, among other things, the subsidiary's results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary's ability to pay dividends may be limited by covenants in its existing and future debt agreements, applicable law and the Chapter 11 Cases. Further, the distributions that may be paid by Oncor are limited as discussed below.

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

Additionally, the restrictive measures required by the PUCT's Order on Rehearing in Docket No. 34077, include, among other things:

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

EFH Corp. and Oncor have implemented certain structural and operational ring-fencing measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. and EFIH. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings, which is required to be, and is, comprised of a majority of directors that are independent from EFH Corp. and EFIH. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. The Bankruptcy Filing could result in Oncor limiting or suspending such dividends to EFIH during the pendency of such filing. Accordingly, there can be no assurance that Oncor will make any distributions to EFH Corp. or EFIH.

In addition, Oncor's organizational documents prohibit Oncor from making any distribution to its owners, including EFH Corp. and EFIH, so long as and to the extent that such distribution would cause Oncor's regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. Under the terms of a Federal and State Income Tax Allocation Agreement, Oncor makes tax payments to EFH Corp. (bypassing EFIH) based on its share of an amount calculated to approximate the amount of taxes Oncor would have paid to the IRS if it was a stand-alone taxpayer. However, pursuant to the proposed Oncor TSA Amendment, any payment required to be made to EFH Corp. under the agreement after March 31, 2014, will instead be made to EFIH.

In 2009, the PUCT awarded CREZ construction projects to Oncor. At December 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million in 2013 (see discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – Oncor Matters with the PUCT"). With the award, Oncor has incurred additional debt. In addition, Oncor may incur additional debt in connection with other investments in infrastructure or technology. Accordingly, while Oncor is required to maintain a specified debt-to-equity ratio, there can be no assurance that Oncor's equity balance will be sufficient to maintain the required debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, thereby restricting Oncor from making any distributions to EFH Corp. or EFIH. In addition, any increase in Oncor's interest expense, including as a result of any adverse action with respect to Oncor's credit ratings as discussed below, may reduce the amounts available to be distributed to EFH Corp. or EFIH.

Oncor's ring-fencing measures may not work as planned and the Bankruptcy Court may nevertheless subject Oncor to the claims of Texas Holdings Group entity creditors.

In 2007, EFH Corp. and Oncor implemented certain structural and operational ring-fencing measures, including certain measures required by the PUCT's Order on Rehearing in Docket No. 34077, that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor's credit quality. These measures were put in place to mitigate Oncor's credit exposure to the Texas Holdings Group and to minimize the risk that a court would order any of Oncor Holdings', Oncor's or Oncor's subsidiary's (collectively, the Oncor Ring-Fenced Entities) assets and liabilities to be substantively consolidated with those of any member of the Texas Holdings Group in the event that a member of the Texas Holdings Group were to become a debtor in a bankruptcy case. Substantive consolidation is an equitable remedy in bankruptcy that results in the pooling of the assets and liabilities of the debtor and one or more of its affiliates solely for purposes of the bankruptcy case, including for purposes of distributions to creditors and voting on and treatment under a reorganization plan. Bankruptcy courts have broad equitable powers, and as a result, outcomes in bankruptcy proceedings are inherently difficult to predict. To the extent a bankruptcy court were to determine that substantive consolidation was appropriate under the facts and circumstances, then the assets and liabilities of any Oncor Ring-Fenced Entity that were subject to the substantive consolidation order would be available to help satisfy the debt or contractual obligations of the Texas Holdings Group entity that was a debtor in bankruptcy and subject to the same substantive consolidation order. However, even if any Oncor Ring-Fenced Entity were included in such a substantive consolidation order, the secured creditors of Oncor would retain their liens and priority with respect to Oncor's assets.

There can be no assurance that the Bankruptcy Court will not order an Oncor Ring-Fenced Entity's assets and liabilities to be substantively consolidated with those of the Debtors or that the Chapter 11 Cases will not result in a disruption of services Oncor receives from, or jointly with, our affiliates. See Note 1 to Financial Statements for additional information on ring-fencing measures.

In addition, Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings would generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. Despite the ring-fencing measures, rating agencies have in the past, and could in the future, take an adverse action with respect to Oncor's credit ratings in response to debt restructuring or other activities by EFH Corp. or any of its subsidiaries, including the Bankruptcy Filing or the incurrence of debt by EFH Corp. and/or EFIH which is secured by a lien on the equity of Oncor Holdings held by EFIH. In the event any such adverse action takes place and causes Oncor's borrowing costs to increase, it may not be able to recover these increased costs if they exceed Oncor's PUCT-approved cost of debt determined in its most recent rate case or subsequent rate cases.

Market, Financial and Economic Risks

Changes in technology or increased electricity conservation efforts may reduce the value of our generation facilities and/or Oncor's electricity delivery facilities and may otherwise significantly impact our businesses.

Technological advances have improved, and are likely to continue to improve, existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. Such technological advances have reduced, and are expected to continue to reduce, the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with traditional generation facilities. Consequently, the profitability and market value of our generation assets could be significantly reduced as a result of these advances. In addition, changes in technology have altered, and are expected to continue to alter, the channels through which retail customers buy electricity (i.e., self-generation facilities). To the extent self-generation facilities become a more cost-effective option for ERCOT customers, our revenues, liquidity and results of operations could be materially reduced.

Technological advances in demand-side management and increased conservation efforts have resulted, and are expected to continue to result, in a decrease in electricity demand. A significant decrease in electricity demand in ERCOT as a result of such efforts would significantly reduce the value of our generation assets and electricity delivery facilities. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption. Effective energy conservation by our customers could result in reduced energy demand or significantly slow the growth in demand. Such reduction in demand could materially reduce our revenues, liquidity and results of operations. Furthermore, we may incur increased capital expenditures if we are required to increase investment in conservation measures.

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

All of our generation facilities are located in the ERCOT market, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market have generally moved with the price of natural gas because marginal electricity demand is generally supplied by natural gas fueled generation facilities. Accordingly, our earnings, cash flows and the value of our nuclear and lignite/coal fueled generation assets, which provided a substantial portion of our supply volumes in 2013, are dependent in significant part upon the price of natural gas. Forward natural gas prices have generally trended downward since mid-2008 (from $11.12 per MMBtu in mid-2008 to $4.14 per MMBtu at December 31, 2013 for calendar year 2015). In recent years natural gas supply has outpaced demand as a result of development and expansion of hydraulic fracturing in natural gas extraction. Many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period.

Wholesale electricity prices also have generally moved with ERCOT market heat rates, which could fall if demand for electricity were to decrease or if more efficient generation facilities are built in ERCOT. Accordingly, our earnings, cash flows and the value of our nuclear and lignite/coal fueled generation assets are also dependent in significant part upon market heat rates. As a result, our nuclear and lignite/coal fueled generation assets could significantly decrease in profitability and value if ERCOT market heat rates decline.

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

With the tightening of credit markets that began in 2008 and the expansion of regulatory oversight through various financial reforms, there has been some decline in the number of market participants in the wholesale energy commodities markets, resulting in less liquidity, particularly in the ERCOT electricity market. Participation by financial institutions and other intermediaries (including investment banks) has particularly declined. Extended declines in market liquidity could materially affect our ability to hedge our financial exposure to desired levels. In addition, our highly leveraged balance sheet has significantly limited the number of counterparties that will enter into commodity hedging transactions with us on attractive terms, which may become even more limited as a result of the Bankruptcy Filing.

To the extent we engage in hedging and risk management activities, we are exposed to the risk that counterparties that owe us money, energy or other commodities as a result of these activities will not perform their obligations. Should the counterparties to these arrangements fail to perform, we could be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, we could incur losses in addition to amounts, if any, already paid to the counterparties. In addition, because certain of these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements. ERCOT market participants are also exposed to risks that another ERCOT market participant may default on its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including us.

As discussed in Note 4 to Financial Statements, goodwill and/or other intangible assets not subject to amortization that we have recorded in connection with the Merger are subject to at least annual impairment evaluations. As a result of the Bankruptcy Filing, we may be required to write off some or all of this goodwill and other intangible assets, which may cause adverse impacts on our results of operations and financial condition.

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

While TCEH and EFIH have each received a commitment from certain financial institutions for DIP Facilities to, among other things, provide liquidity and fund operational and restructuring-related expenses during the Chapter 11 Cases, we cannot be certain that the Bankruptcy Court will authorize entry into these DIP Facilities and, if authorized, the consummation of such facilities will be subject to customary closing conditions. Moreover, we cannot be sure that the DIP Facilities will ultimately be adequate to cover all of our liquidity needs for the entirety of the Chapter 11 Cases. In addition, if the consummation of such facilities occurs, the TCEH Debtors and EFIH Debtors, respectively, will be subject to various covenants and events of default under their respective DIP Facilities. If we fail to comply with these covenants or an event of default occurs under the DIP Facilities, our liquidity, financial condition or operations may be materially impacted.

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

The values of the investments that fund the pension and OPEB plans are subject to changes in financial market conditions. Significant decreases in the values of these investments could increase the expenses of the pension plans and the costs of the OPEB plans and related funding requirements in the future. Our costs of providing such benefits and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in financial market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. See Note 15 to Financial Statements for further discussion of our pension and OPEB plans, including certain pension plan amendments approved by EFH Corp. in August 2012.

Regulatory and Legislative Risks

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

Our businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act, the Energy Policy Act of 2005 and the Dodd-Frank Wall Street Reform and Consumer Protection Act), changing governmental policy and regulatory actions (including those of the PUCT, the NERC, the TRE, the RCT, the TCEQ, the FERC, the EPA, the NRC and the CFTC) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of costs and investments, decommissioning costs, return on invested capital for regulated businesses, market behavior rules, present or prospective wholesale and retail competition and environmental matters. TCEH, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the PUCT and ERCOT. Changes in, revisions to, or reinterpretations of existing laws and regulations may have a material effect on our businesses.

The Texas Legislature meets every two years. The next regular legislative session is scheduled to begin in January 2015; however, at any time the governor of Texas may convene a special session of the Legislature. During any regular or special session bills may be introduced that, if adopted, could materially affect our businesses, including our results of operations, liquidity or financial condition.

Our cost of compliance with existing and new environmental laws could materially affect our results of operations, liquidity and financial condition.

We are subject to extensive environmental regulation by governmental authorities, including the EPA and the TCEQ. In operating our facilities, we are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits. We may incur significant additional costs beyond those currently contemplated to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements (see Note 11 to Financial Statements).

The EPA has recently completed several regulatory actions establishing new requirements for control of certain emissions from sources including electricity generation facilities. It is also currently considering several other regulatory actions, as well as contemplating future additional regulatory actions, in each case that may affect our generation facilities or our ability to cost-effectively develop new generation facilities. There is no assurance that the currently-installed emissions control equipment at our coal fueled generation facilities will satisfy the requirements under any future EPA or TCEQ regulations. Some of the recent regulatory actions, such as the EPA's CSAPR and MATS, could require us to install significant additional control equipment, resulting in material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs and potential production curtailments if the rules take effect. These costs could result in material effects on our results of operations, liquidity and financial condition.

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

There is a concern nationally and internationally about global climate change and how greenhouse gas (GHG) emissions, such as carbon dioxide (CO2), contribute to global climate change. Over the last few years, proposals have been debated in the US Congress or discussed by the Obama Administration that were intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or GHG emissions, incentives for the development of low-carbon technology and federal renewable portfolio standards. In addition, a number of federal court cases have been filed in recent years asserting damage claims related to GHG emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce GHG emissions.

The EPA rule known as the Prevention of Significant Deterioration (PSD) tailoring rule established thresholds for regulating GHG emissions from stationary sources under the Clean Air Act. The rule requires any source subject to the PSD permitting program, due to emissions of non-GHG pollutants, that increases its GHG emissions by 75,000 tons per year (tpy) to have an operating permit under the Title V Operating Permit Program of the Clean Air Act and install the best available control technology in conjunction with construction activities or plant modifications. PSD permitting requirements also apply to new projects with GHG emissions of at least 100,000 tpy and modifications to existing facilities that increase GHG emissions by at least 75,000 tpy (even if no non-GHG PSD thresholds are exceeded). The EPA has also issued regulations that require certain categories of GHG emitters (including our lignite/coal fueled generation facilities) to monitor and report their annual GHG emissions.

In September 2013, the EPA released a draft proposed rule for greenhouse gas emission standards from new electricity generation units (EGUs). In January 2014, the EPA withdrew the 2012 proposed rule and issued a revised proposed rule. We are currently reviewing this draft proposed rule; however, at this time it is uncertain how (if at all) the draft proposed rule, if finalized, would affect our results of operations, liquidity or financial condition.

President Obama has also directed the EPA to propose standards, regulations, or guidelines that address greenhouse gas emissions from modified, reconstructed, and existing power plants by June 2014 and finalize them by June 2015. We expect the proposed rule to include guidelines that require states to submit to the EPA their compliance implementation plans and regulations by June 2016. We cannot predict the outcome of this rulemaking. It is uncertain how (if at all) any such proposed rule, if finalized, would affect our results of operations, liquidity or financial condition.

We produce GHG emissions from the combustion of fossil fuels at our generation facilities. Because a substantial portion of our generation portfolio consists of lignite/coal fueled generation facilities, our results of operations, liquidity and financial condition could be materially affected by the enactment of any legislation or regulation that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes upon those that produce GHG emissions. For example, to the extent a cap-and-trade program is adopted, we may be required to incur material costs to reduce our GHG emissions or to procure emission allowances or credits to comply with such a program. The EPA regulation of GHGs under the Clean Air Act, or judicially imposed sanctions or damage awards related to GHG emissions, may require us to make material expenditures to reduce our GHG emissions. In addition, if a significant number of our customers or others refuse to do business with us because of our GHG emissions, it could have a material effect on our results of operations, liquidity or financial condition.

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

If we are required to comply with the EPA's revised Cross-State Air Pollution Rule (CSAPR), or a similar replacement, and in order to comply with the Mercury and Air Toxics Standard (MATS), we will likely incur material capital expenditures and operating costs and experience material revenue decreases due to reduced generation and wholesale electricity sales volumes.

In July 2011, the EPA issued the CSAPR, a replacement for the Clean Air Interstate Rule (CAIR). In February 2012, the EPA released a final rule (Final Revisions) and a proposed rule revising certain aspects of the CSAPR, including increases in the emissions budgets for Texas and our generation assets as discussed in Items 1 and 2, "Business and Properties – Environmental Regulations and Related Considerations – Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions." In June 2012, the EPA finalized the proposed rule (Second Revised Rule). In August 2012, the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR pending the EPA's further consideration of the rule. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court's decision. The US Supreme Court granted review of the D.C. Circuit Court's decision in June 2013 and heard oral arguments in December 2013. In April 2014, the US Supreme Court issued its opinion in the CSAPR litigation, reversing the D.C. Circuit Court's decision in which that court vacated CSAPR. The US Supreme Court has remanded the case to the D.C. Circuit Court for further proceedings consistent with its opinion. We are evaluating the decision and cannot predict the timing or outcome of future proceedings related to CSAPR, including any compliance timeframe or the financial effects, if any. As a result, there can be no assurance that we will not be required to implement a compliance plan for the CSAPR, the Final Revisions, the Second Revised Rule or any replacement rules in a short time frame or that such plan will not materially affect our results of operations, liquidity or financial condition.

Material capital expenditures would be required to comply with the CSAPR as well as with other pending and expected environmental regulations, including MATS.

Environmental capital expenditures are expected to total nearly $450 million from 2014 through 2020 to comply with the MATS rule as well as other EPA regulations, including maintenance of existing equipment. The total expenditure for environmental capital will ultimately depend on the evolution of pending or future regulatory requirements. Our current plan includes the ongoing use of lignite coal as part of the fuel mix at all of our coal facilities, in varying proportions that reflect the economically available fuel supply as well as the configuration of environmental control equipment for each unit.

Luminant's mining permits are subject to RCT review.

The RCT reviews on an ongoing basis whether Luminant is compliant with RCT rules and regulations and whether it has met all of the requirements of its mining permits. In addition, because of the Bankruptcy Filing, the RCT may initiate additional reviews of Luminant's creditworthiness. Any revocation of a mining permit would mean that Luminant would no longer be allowed to mine lignite at the applicable mine to serve its generation facilities. Such event would have a material effect on our results of operations, liquidity and financial condition.

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

We are also involved in the ordinary course of business in regulatory investigations and other administrative proceedings, and we are exposed to the risk that we may become the subject of additional regulatory investigations or administrative proceedings. See Item 3, "Legal Proceedings – Litigation Related to EPA Reviews." While we cannot predict the outcome of any regulatory investigation or administrative proceeding, any such regulatory investigation or administrative proceeding could result in us incurring material penalties and/or other costs and have a material effect on our results of operations, liquidity and financial condition.

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

In May 2012, the CFTC published its final rule defining the terms Swap Dealer and Major Swap Participant. Additionally, in July 2012, the CFTC approved the final rules defining the term Swap and the end-user clearing exemption. The definition of the term Swap and the Swap Dealer/Major Swap Participant rule became effective in October 2012. Based on our assessments, we are not a Swap Dealer or Major Swap Participant. However, we are required to continually assess our activity to determine if we will be required to register as a Swap Dealer or Major Swap Participant. The reporting requirements under the Financial Reform Act for entities that are not Swap Dealers or Major Swap Participants became effective in August 2013, and we are in compliance with these rules.

Certain issues remain uncertain; for example, the Financial Reform Act requires the posting of collateral for uncleared swaps, but the final rule for margin requirements for Swap Dealers and Major Swap Participants has not been issued. If we were required to post cash collateral on our swap transactions with Swap Dealers and Major Swap Participants, our liquidity would likely be materially impacted, and our ability to enter into OTC derivatives to hedge our commodity and interest rate risks would be significantly limited. Also, in November 2013 the CFTC proposed certain changes to its Position Limit Rule (PLR), which was vacated and remanded to the CFTC by the District Court for the District of Columbia. The PLR provides for specific position limits related to futures and Swap contracts that we utilize in our hedging activities. The proposed PLR will require that we comply with the portion of the PLR applicable to these contracts, which will result in increased monitoring and reporting requirements and can also impact the types of contracts that we utilize as hedging instruments in our operations.

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

The REP certification of our retail operation is subject to PUCT review.

The PUCT may at any time initiate an investigation into whether our retail operation complies with PUCT Substantive Rules and whether we have met all of the requirements for REP certification, including financial requirements. In addition, as a result of the Bankruptcy Filing, the PUCT may initiate additional reviews of our retail operation, including with respect to its creditworthiness. Any removal or revocation of a REP certification would mean that we would no longer be allowed to provide electricity service to retail customers. Such decertification could have a material effect on our results of operations, liquidity and financial condition.

Operational Risks

We may suffer material losses, costs and liabilities due to ownership and operation of the Comanche Peak nuclear generation facility.

The ownership and operation of a nuclear generation facility involves certain risks. These risks include:

•	unscheduled outages or unexpected costs due to equipment, mechanical, structural, cyber security or other problems;

•	inadequacy or lapses in maintenance protocols;

•	the impairment of reactor operation and safety systems due to human error or force majeure;

•	the costs of storage, handling and disposal of nuclear materials, including availability of storage space;

•	the costs of procuring nuclear fuel;

•	the costs of securing the plant against possible terrorist or cyber security attacks;

•	limitations on the amounts and types of insurance coverage commercially available, and

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives.

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

•
Regulatory Risk — The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. In addition, as a result of the Bankruptcy Filing, the NRC may initiate additional reviews of our operations at Comanche Peak, including with respect to its ability to fund its operations in compliance with its operating license. Changes in regulations by the NRC, including potential regulation as a result of the NRC's ongoing analysis and response to the effects of the natural disaster on nuclear generation facilities in Japan in 2010, could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

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

The operation and maintenance of electricity generation and delivery facilities involves many risks, including, as applicable, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of our facilities were constructed many years ago. In particular, older generating equipment and transmission and distribution equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency or reliability. The risk of increased maintenance and capital expenditures arises from (i) increased starting and stopping of generation equipment due to the volatility of the competitive generation market and the prospect of continuing low wholesale electricity prices that may not justify sustained or year-round operation of all our generating facilities, (ii) any unexpected failure to generate electricity, including failure caused by equipment breakdown or forced outage, (iii) damage to facilities due to storms, natural disasters, wars, terrorist or cyber security acts and other catastrophic events and (iv) the passage of time and normal wear and tear. Further, our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, we could be subject to additional costs and/or losses and write downs of our investment in the project or improvement.

We cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws and regulations (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist or cyber security attacks). The unexpected requirement of large capital expenditures could materially affect our results of operations, liquidity and financial condition.

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

Our employees, contractors, customers and the general public may be exposed to a risk of injury due to the nature of our operations.

Employees and contractors throughout our organization work in, and customers and the general public may be exposed to, potentially dangerous environments near our operations. As a result, employees, contractors, customers and the general public are at risk for serious injury, including loss of life. Significant risks include nuclear accidents, dam failure, gas explosions, pole strikes and electric contact cases.

Our results of operations, liquidity and financial condition may be materially affected by the effects of extreme weather conditions.

Our results of operations, liquidity and financial condition may be materially affected by weather conditions and may fluctuate substantially on a seasonal basis as the weather changes. In addition, we could be subject to the effects of extreme weather. Extreme weather conditions could stress our transmission and distribution system or our generation facilities resulting in outages, increased maintenance and capital expenditures. Extreme weather events, including sustained cold temperatures, hurricanes, storms or other natural disasters, could be destructive and result in casualty losses that are not ultimately offset by insurance proceeds or in increased capital expenditures or costs, including supply chain costs.

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

As part of the continuing development of new and modified reliability standards, the FERC has approved changes to its Critical Infrastructure Protection reliability standards and has established standards for assets identified as "critical cyber assets." Under the Energy Policy Act of 2005, the FERC can impose penalties (up to $1 million per day, per violation) for failure to comply with mandatory electric reliability standards, including standards to protect the power system against potential disruptions from cyber and physical security breaches.

Our retail operation (TXU Energy) may lose a significant number of customers due to competitive marketing activity by other retail electric providers.

Our retail operation faces competition for customers. Competitors may offer lower prices and other incentives, or attempt to use the Bankruptcy Filing against us, which, despite the business' long-standing relationship with customers, may attract customers away from us. We operate in a very competitive retail market, as is reflected in a 23% decline in customers (based on meters) served over the last five years.

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

A significant amount of investment in wind generation in the ERCOT market over the past few years has increased overall wind power generation capacity. Generally, the increased capacity has led to lower wholesale electricity prices (driven by lower market heat rates) in the regions at or near wind power development. As a result, the profitability of our generation facilities and power purchase contracts, including certain wind generation power purchase contracts, has been impacted and could be further impacted by the effects of the wind power development, and the value could significantly decrease if wind power generation has a material sustained effect on market heat rates. Additionally, as further development of long haul transmission lines under CREZ are completed, the increased capacity from wind power development will impact wholesale electricity prices outside of the regions at or near that development.

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

Litigation

Aurelius Capital Master, Ltd. and ACP Master, Ltd. (Aurelius) filed a lawsuit in March 2013, amended in May 2013, in the US District Court for the Northern District of Texas (Dallas Division) against EFCH as a nominal defendant and each of the current directors and a former director of EFCH. In the lawsuit, Aurelius, as a creditor under the TCEH Senior Secured Facilities and certain TCEH secured bonds, both of which are guaranteed by EFCH, filed a derivative claim against EFCH and its directors. Aurelius alleged that the directors of EFCH breached their fiduciary duties to EFCH and its creditors, including Aurelius, by permitting TCEH to make certain loans "without collecting fair and reasonably equivalent value." The lawsuit sought recovery for the benefit of EFCH. EFCH and the directors filed a motion to dismiss this lawsuit in June 2013. In January 2014, the district court granted the motion to dismiss and in February 2014 entered final judgment dismissing the lawsuit. Aurelius has appealed the district court's judgment to the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court). We cannot predict the outcome of this proceeding, including the financial effects, if any.

Litigation Related to Generation Facilities — In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs sought a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. The district court affirmed the TCEQ's issuance of the TPDES permit to Oak Grove. In December 2012, plaintiffs appealed the district court's decision to the Third Court of Appeals in Austin, Texas. Oral argument was held in April 2014. While we cannot predict the timing or outcome of this proceeding, we believe the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and were in accordance with applicable law.

In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC (a wholly owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Big Brown generation facility. The Big Brown trial was held in February 2014. In pre-trial filings submitted in January 2014, the Sierra Club stated it was seeking over $337 million in civil penalties for the alleged violations and injunctive relief. In March 2014, the district court entered final judgment denying all of the Sierra Club's claims and all relief requested by the Sierra Club. The Sierra Club has appealed the district court's decision to the Fifth Circuit Court.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC for alleged violations of the CAA at Luminant's Martin Lake generation facility. In April 2014, the Martin Lake trial setting of May 2014 was vacated by the district court so that the district court could consider the effects of the decision in the Big Brown case. The Sierra Club has stated that it intends to ask the district court in this case to impose civil penalties of approximately $147 million. The Sierra Club has also stated that the district court can impose the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation depending on the date of the alleged violation. In addition, the Sierra Club has requested injunctive relief, including the installation of new emissions control equipment at the plant. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. While we are unable to estimate any possible loss or predict the outcome of the Martin Lake case, we believe that, as the judge ruled in the Big Brown case, the Sierra Club's claims are without merit, and we intend to vigorously defend the lawsuit.

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

Notwithstanding the foregoing, the affirmative claims asserted against EFH Corp. and Luminant Generation Company LLC described above were automatically stayed as a result of the Bankruptcy Filing. The matters will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.

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

In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. In September 2012, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's notice of violation. Given recent legal precedent subjecting agency orders like the notice of violation to judicial review, we filed the petition for review to preserve our ability to challenge the EPA's issuance of the notice and its defects. In October 2012, the EPA filed a motion to dismiss our petition. In December 2012, the Fifth Circuit Court issued an order that will delay a ruling on the EPA's motion to dismiss until after the case has been fully briefed and oral argument is held.

In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities. In July 2013, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's July 2013 notice of violation. In September 2013, the Fifth Circuit Court consolidated the petitions for review of the July 2012 and July 2013 notices of violation. The consolidated cases are now fully briefed and before the Fifth Circuit Court. Oral argument has been scheduled for June 2014.

In August 2013, the US Department of Justice, acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant Generation Company LLC and Big Brown Power Company LLC in federal district court in Dallas, alleging violations of the CAA at our Big Brown and Martin Lake generation facilities. In September 2013, we filed a motion to stay this lawsuit pending the outcome of the Fifth Circuit Court's review of the July 2012 and July 2013 notices of violation. In January 2014, the district court granted our motion to stay the lawsuit until the Fifth Circuit Court resolves our petitions for review of the July 2012 and July 2013 notices of violation. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against these allegations. The lawsuit requests civil penalties of up to $32,500 to $37,500 per day for each alleged violation (the maximum penalties available under the CAA), depending on the date of the alleged violation, and injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require the payment of substantial penalties. We cannot predict the outcome of these proceedings, including the financial effects, if any.

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

The number of holders of EFH Corp.'s common stock at April 29, 2014 totaled 60.

Item 6.	SELECTED FINANCIAL DATA

EFH CORP. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(millions of dollars, except ratios)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating revenues	$5,899	$5,636	$7,040	$8,235	$9,546
Impairment of goodwill	$(1,000)	$(1,200)	$—	$(4,100)	$(90)
Net income (loss)	$(2,325)	$(3,360)	$(1,913)	$(2,812)	$408
Net (income) loss attributable to noncontrolling interests	$107	$—	$—	$—	$(64)
Net income (loss) attributable to EFH Corp.	$(2,218)	$(3,360)	$(1,913)	$(2,812)	$344
Ratio of earnings to fixed charges (a)	—	—	—	—	1.24
Cash provided by (used in) operating activities	$(503)	$(818)	$841	$1,106	$1,711
Cash provided by (used in) financing activities	$(196)	$3,373	$(1,014)	$(264)	$422
Cash provided by (used in) investing activities	$3	$(1,468)	$(535)	$(468)	$(2,633)
Capital expenditures, including nuclear fuel	$(617)	$(877)	$(684)	$(944)	$(2,545)

	At December 31,
	2013	2012	2011	2010	2009
Total assets	$36,446	$40,970	$44,077	$46,388	$59,662
Property, plant & equipment — net	$17,791	$18,705	$19,427	$20,366	$30,108
Goodwill and intangible assets	$5,631	$6,707	$7,997	$8,552	$17,192
Investment in unconsolidated subsidiary (Note 3)	$5,959	$5,850	$5,720	$5,544	$—
Capitalization
Debt (b)	$34,150	$37,815	$35,360	$34,226	$41,440
EFH Corp. common stock equity	(13,256)	(11,025)	(7,852)	(5,990)	(3,247)
Noncontrolling interests in subsidiaries	1	102	95	79	1,411
Total	$20,895	$26,892	$27,603	$28,315	$39,604
Capitalization ratios
Debt (b)	163.4%	140.6%	128.1%	120.9%	104.6%
EFH Corp. common stock equity	(63.4)%	(41.0)%	(28.4)%	(21.2)%	(8.2)%
Noncontrolling interests in subsidiaries	—%	0.4%	0.3%	0.3%	3.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Borrowings under credit and other facilities	$2,054	$2,136	$774	$1,221	$1,569
___________

(a)	Fixed charges exceeded earnings (see Exhibit 12(a)) by $3.718 billion, $4.715 billion, $3.217 billion and $2.531 billion for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

(b)	For all periods presented, excludes amounts with contractual maturity dates in the following twelve months.

Note: See Note 1 to Financial Statements "Basis of Presentation." Financial Statements for 2010 reflect the prospective adoption of amended guidance regarding consolidation accounting standards related to variable interest entities that resulted in the deconsolidation of Oncor Holdings as discussed in Note 3 to Financial Statements. In addition, Financial Statements for 2010 reflect amended guidance regarding transfers of financial assets that resulted in the accounts receivable securitization program no longer being accounted for as a sale of accounts receivable and the funding under the program being reported as borrowings under credit and other facilities as discussed in Note 9 to Financial Statements. Results for 2013 and 2012 were significantly impacted by goodwill impairment charges as discussed in Note 4 to Financial Statements. Results for 2011 were significantly impacted by an impairment charge related to emissions allowance intangible assets as discussed in Note 4 to Financial Statements. Results for 2010 were significantly impacted by a goodwill impairment charge as discussed in Note 4 to Financial Statements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)(b)
2013:
Operating revenues	$1,260	$1,419	$1,893	$1,327
Net income (loss)	(569)	(71)	5	(1,690)
Net loss attributable to noncontrolling interests	—	—	—	107
Net income (loss) attributable to EFH Corp,	$(569)	$(71)	$5	$(1,583)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
2012:
Operating revenues	$1,222	$1,385	$1,752	$1,278
Net loss	$(304)	$(696)	$(407)	$(1,952)
___________

(a)	Net loss reflects goodwill impairment charges of $1.0 billion and $1.2 billion in 2013 and 2012, respectively (see Note 4 to Financial Statements).

(b)	Net loss reflects a $140 million impairment charge related to assets of the nuclear generation development joint venture (see Note 8 to Financial Statements).

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements.

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

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor. See Notes 1 and 3 to Financial Statements for a discussion of the reporting of our investment in Oncor (and Oncor Holdings) as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor. These measures were put in place to further enhance Oncor's credit quality and mitigate Oncor's exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. We believe, as several major credit rating agencies have acknowledged, that the likelihood of such substantive consolidation of the Oncor Ring-Fenced Entities' assets and liabilities is remote in consideration of the ring-fencing measures and applicable law.

Operating Segments

Our operations are aligned into two reportable business segments: Competitive Electric and Regulated Delivery. The Competitive Electric segment consists largely of TCEH. The Regulated Delivery segment consists largely of our investment in Oncor.

See Note 18 to Financial Statements for further information regarding reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. We intend to conduct our business operations in the normal course and maintain our focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the remaining natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices mature in 2014. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and to refinance and/or extend the maturities of their outstanding debt. These liquidity matters raised substantial doubt about our ability to continue as a going concern without a restructuring of the debt.

In consideration of the liquidity matters discussed above, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2013 included in this annual report contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

In 2013, we began to engage in discussions with certain creditors with respect to proposed changes to our capital structure, including the possibility of a consensual, prepackaged restructuring transaction. Because of the recent constructive nature of these discussions, TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations. Under the terms of the debt obligations that apply to the substantial majority of the missed interest payments, the lenders had the right to accelerate the payment of the debt if TCEH had not cured the default after an applicable grace period. In consideration of the additional time required to evaluate the effects of events related to the creditor discussions, including potential changes to our capital structure, on the financial statements and disclosures included in EFH Corp.'s, EFCH's and EFIH's Annual Reports on Form 10-K for the year ended December 31, 2013, the companies did not file their Annual Reports on Form 10-K for the year ended December 31, 2013 with the SEC by April 15, 2014, the date when the reports were required to be filed (including an allowed extension), and instead filed those Annual Reports on April 30, 2014. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement

General

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i)100% of the equity of TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH) and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien Settlement

Certain holders of EFIH 6.875% Notes and EFIH 10% Notes (such holders, the EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH’s and EFIH Finance’s obligations under the EFIH First Lien Notes held by the EFIH First Lien Note Parties. Under the terms of the settlement, each EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 10 to Financial Statements) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount) and (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, in each case held by such EFIH First Lien Note Party. In addition, in the case of (b) above, each EFIH First Lien Note Party will be entitled to original issue discount paid in accordance with the EFIH First Lien Facility. No EFIH First Lien Note Party will receive any other fees, including commitment fees, paid in respect of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement).

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH First Lien Settlement from holders of the remaining outstanding EFIH First Lien Notes, other than the EFIH First Lien Note Parties (the EFIH First Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH First Lien Notes not a party to the EFIH First Lien Settlement (Non-Settling EFIH First Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH First Lien Notes.

Following the completion of the EFIH First Lien Settlement Solicitation, Non-Settling EFIH First Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH First Lien DIP Facility in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH First Lien DIP Facility, at the non-default rate of such holder's claim (not including any premiums, fees, or claims relating to the repayment of the EFIH First Lien Notes).

EFIH Second Lien Settlement

Certain holders of EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal of, plus accrued but unpaid interest at the non-default rate on, EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement).

As part of the EFIH Second Lien Settlement, a significant EFIH Second Lien Note Party, but not other EFIH Second Lien Note Parties, will have the right to receive up to $500 million of its payment under the EFIH Second Lien Settlement in the form of loans under the EFIH First Lien DIP Facility. In addition, such EFIH Second Lien Note Party will be entitled to its pro rata share of interest and original issue discount paid in respect of the EFIH First Lien DIP Facility and a 1.75% commitment fee.

During the early portion of the Chapter 11 Cases, EFIH expects to:

•
solicit agreement to, and participation in, the EFIH Second Lien Settlement from holders of the remaining outstanding EFIH Second Lien Notes, other than the EFIH Second Lien Note Parties (the EFIH Second Lien Settlement Solicitation), and

•
initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH Second Lien Notes not a party to the EFIH Second Lien Settlement (Non-Settling EFIH Second Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH Second Lien Notes.

Following the completion of the EFIH Second Lien Settlement Solicitation, Non-Settling EFIH Second Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH Second Lien DIP Facility (as described below) in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH Second Lien DIP Facility, at the non-default rate of such holder’s claim (not including any premiums, fees, or claims relating to the repayment of the EFIH Second Lien Notes).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders as of a specified record date of EFIH Unsecured Notes the right to purchase up to its pro rata percentage of $1.73 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-1 Notes due 2016 (EFIH Second Lien DIP Tranche A-1 Notes). Concurrently with the EFIH Second Lien DIP Notes Offering, EFIH and EFIH Finance will also offer (the concurrent offering) to a significant EFIH Second Lien Note Party the right to purchase up to $170 million aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-3 Notes due 2016 (EFIH Second Lien DIP Tranche A-3 Notes). If such significant EFIH Second Lien Note Party elects to participate in the offering, EFIH will pay such party $11.3 million. To the extent the Backstop Parties are required to purchase any notes in the offering pursuant to the terms of the Commitment Letter (as described below), such notes will be 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-2 Notes due 2016 (EFIH Second Lien DIP Tranche A-2 Notes). The EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes are expected to have the same terms and conditions (other than (i) the ability to trade as a single tranche, (ii) the EFIH Second Lien Tranche A-1 Notes will trade together with the corresponding EFIH Unsecured Notes and (iii) the EFIH Second Lien Tranche A-2 Notes and EFIH Second Lien Tranche A-3 Notes will not trade together with any other notes).

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) have entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders have committed, severally and not jointly, up to $2.0 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering and the concurrent offering (unpurchased notes) will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties a commitment fee consisting of (i) a $10 million execution fee that was paid to the Backstop Parties concurrently with the execution of the Commitment Letter, (ii) a $10 million approval fee to be paid within five days of the issuance of an order by the Bankruptcy Court authorizing the EFIH First Lien Settlement, the EFIH Second Lien Settlement, and the performance by EFH Corp. and EFIH under the Commitment Letter, (iii) a $20 million funding fee to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering and (iv) a fee equal to $100 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes and, together with the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes, the EFIH Second Lien DIP Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering. Other than with respect to the requirement not to pay interest and related mechanics and not trading together with any other debt, the EFIH Second Lien DIP Tranche B Notes are expected to have the same terms and conditions as the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date), EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if the EFIH Second Lien DIP Notes Offering is not consummated at the option of EFIH, EFIH agreed to pay the Backstop Parties a break-up fee of $60 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of the claims under the EFIH Unsecured Notes and the EFH Corp. Unsecured Notes, (i) each holder of EFIH Unsecured Notes will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of EFH Corp. Unsecured Notes will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Holders of the EFH Corp. Unsecured Notes will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp.

Oncor TSA Amendment

The Restructuring Support and Lock-Up Agreement provides that the Debtors will request authority from the Bankruptcy Court to amend, or otherwise assign the right to payments under, the Oncor Tax Sharing Agreement (the Oncor TSA Amendment) to provide that any payment required to be made to EFH Corp. under the Oncor Tax Sharing Agreement after March 31, 2014, will instead be made to EFIH. Any tax payments received by EFH Corp. before the Bankruptcy Court enters or denies an order authorizing the Oncor TSA Amendment will be deposited by EFH Corp. into a segregated account until the earlier of (i) the date the Bankruptcy Court enters the order authorizing the Oncor TSA Amendment, in which case such amounts will be remitted to EFIH, or (ii) the date the Bankruptcy Court denies authorization of the Oncor TSA Amendment, in which case such amounts will be remitted to EFH Corp.

The Oncor TSA Amendment will automatically terminate and be of no further force and effect in the event that the Commitment Letter is terminated by the Backstop Parties; provided, however, that any amounts that were paid to EFIH in accordance with the Oncor TSA Amendment before its termination will be retained by EFIH if the Commitment Letter terminates or the EFIH Second Lien DIP Facility is not fully funded in accordance with its terms (i.e., except as a result of a breach by the Backstop Parties). Neither EFH Corp. nor EFIH will have the right to terminate or modify the Oncor TSA Amendment during the Chapter 11 Cases if the EFIH Second Lien DIP Facility is consummated.

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the EFIH Second Lien DIP Tranche A-1 Notes, EFIH Second Lien DIP Tranche A-2 Notes and EFIH Second Lien DIP Tranche A-3 Notes will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by May 1, 2015, each holder of EFIH Second Lien DIP Notes will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

Private Letter Ruling

The Restructuring Support and Lock-Up Agreement provides that EFH Corp. will file a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code.

Conditions Precedent to Restructuring Transactions

The Restructuring Support and Lock-Up Agreement provides that the consummation of the Restructuring Transactions is subject to the satisfaction or waiver (if applicable) of various conditions, including, among other things:

•	the consummation of the debtor-in-possession financing transactions and settlements described above;

•	holders of certain EFH Unsecured Notes shall have received not less than 37.15% in value for their respective claims under the plan of reorganization;

•
immediately following the distribution by TCEH described above under the heading "Private Letter Ruling", the aggregate tax basis, for federal income tax purposes, of the assets held by Reorganized TCEH will be equal to a specified minimum amount of aggregate tax basis, and the step-up in aggregate tax basis will be no less than $2.1 billion;

•	the receipt of requisite regulatory approvals;

•	the receipt of the Private Letter Ruling, and

•	the receipt of requisite orders from the Bankruptcy Court.

Termination

The Restructuring Support and Lock-Up Agreement may be terminated upon the occurrence and continuation of certain events described in the Restructuring Support and Lock-Up Agreement.

Operation and Implications of the Chapter 11 Cases — Subject to certain exceptions, under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the Bankruptcy Filing triggered defaults on the Debtors' debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors' prepetition liabilities are subject to settlement under the Bankruptcy Code.

Following the Petition Date, the Debtors intend to seek approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations generally designed to stabilize their operations. These obligations relate to certain employee wages and benefits, taxes, certain customer programs and certain obligations to vendors and hedging and trading counterparties. The Debtors intend to continue paying claims arising after the Petition Date in the ordinary course of business.

The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise them in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals. We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our liquidity, operations, financial position and results of operations.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

Financing During the Chapter 11 Cases — As discussed in Note 10 to Financial Statements, we intend to file motions with the Bankruptcy Court for approval of the EFIH and TCEH DIP Facilities. The TCEH DIP Facility provides for $4.5 billion in senior secured, super-priority financing. The EFIH First Lien DIP Facility provides for $5.4 billion in senior secured, super-priority financing. The EFIH Second Lien DIP Facility provides for $1.9 billion in secured, super-priority financing.

Chapter 11 Plan — A Chapter 11 plan (including the Restructuring Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Restructuring Plan) will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of EFH Corp.'s existing equity holders and the Debtors' respective existing debt holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized EFH Corp. Any proposed Chapter 11 plan will (and the Restructuring Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan, which will enable each of the Debtors to transition from the Chapter 11 Cases into reorganized companies conducting ordinary course operations outside of bankruptcy. In connection with an exit from bankruptcy, TCEH and EFIH will require a new credit facility, or "exit financing." TCEH's and EFIH's ability to obtain such approval, and TCEH's and EFIH's ability to obtain such financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases.

Regulatory Requirements Related to the Bankruptcy Filing — Pursuant to the Bankruptcy Code, the Debtors intend to comply with all applicable regulatory requirements, including all requirements related to environmental and safety law compliance, during the pendency of the Chapter 11 Cases. In addition, the Debtors will seek all necessary and appropriate regulatory approvals necessary to consummate any transactions proposed in the Chapter 11 plan. Moreover, to the extent the Debtors either maintain insurance policies or self-insure their regulatory compliance obligations, the Debtors intend to continue such insurance policies or self-insurance in the ordinary course of business.

Income Tax Matters — See Note 5 to Financial Statements for discussion of the agreement we reached with the IRS in March 2013 that resolved disputed adjustments from the IRS audit for the years 2003 through 2006 and the approval we received from the Joint Committee on Taxation of the IRS appeals settlement in May 2013 that resolved all issues from the IRS audit for the years 1997 through 2002. The resolution of audits for these periods resulted in an income tax benefit of $305 million recorded in the year ended December 31, 2013.

See “Financial Condition – Income Tax Matters” for discussion of the private letter ruling we received from the IRS in April 2013 and our subsequent consummation of internal corporate transactions involving EFH Corp. and EFCH that resulted in the elimination of an excess loss account and a deferred intercompany gain.

Natural Gas Hedging Program — Because wholesale electricity prices in ERCOT have generally moved with natural gas prices, in previous years TCEH had entered into long-term market transactions involving natural gas-related financial instruments designed to mitigate the effect of natural gas price changes on future electricity revenues. With the remaining natural gas hedging positions in this portfolio at December 31, 2013, TCEH has effectively sold forward approximately 146 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 17,000 GWh at an assumed 8.5 market heat rate) for the period January 1, 2014 through December 31, 2014 at a weighted average annual hedge price of $7.80 per MMBtu; at December 31, 2012, the comparable hedge volumes totaled approximately 360 million MMBtu. The decline in hedge volumes reflects maturities of positions in the hedge portfolio.

Volumes and hedge values associated with the natural gas hedging positions are inclusive of offsetting purchases entered into to take into account new wholesale and retail electricity sales contracts and avoid over-hedging. This activity results in both commodity contract asset and liability balances pending the maturity and settlement of the offsetting transactions.

The Bankruptcy Filing constituted an event of default under the natural gas hedging agreements. Because certain of these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements.

As part of these natural gas hedging activities, TCEH had entered into related put and call transactions (referred to as collars) that mature in 2014 and represent substantially all of the natural gas hedging positions at December 31, 2013. The hedge prices fall within a range, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

The natural gas positions were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which we expect to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted with the natural gas hedging positions may not be achieved.

Because of the low natural gas price environment, we currently have no natural gas hedging positions that mature after 2014. The following table summarizes the positions at December 31, 2013:

	Measure	2014
Natural gas hedge volumes (a)	mm MMBtu	~146
Weighted average hedge price (b)	$/MMBtu	~7.80
Average market price (c)	$/MMBtu	~4.19
Forecasted realization of hedge gains (d)	$ millions	~$550
___________

(a)	For collars, the volumes are based on the delta equivalent short position of approximately 150 million MMBtu for the period January 1, 2014 through December 31, 2014.

(b)
Weighted average hedge prices are based on prices of natural gas hedging positions (excluding offsetting purchases to avoid over-hedging). Where collars are reflected, sales price represents the collar floor price.

(c)	Based on NYMEX Henry Hub prices at December 31, 2013.

(d)	Based on cumulative unrealized mark-to-market gain at December 31, 2013.

Changes in the fair value of the natural gas hedging instruments are recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the natural gas hedging position at December 31, 2013, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $146 million in pretax unrealized mark-to-market gains or losses.

The natural gas positions have resulted in reported net gains (losses) as follows:

	Year Ended December 31,
	2013	2012	2011
Realized net gains	$998	$1,833	$1,265
Unrealized net losses including reversals of previously recorded amounts related to positions settled	(1,033)	(1,540)	(19)
Total	$(35)	$293	$1,246

The cumulative unrealized mark-to-market net gain related to the natural gas hedging positions totaled $551 million and $1.584 billion at December 31, 2013 and 2012, respectively. The decline was driven by settlements of maturing positions.

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

The significant realized net gains related to natural gas hedging positions reflects the sustained decline in forward market natural gas prices as presented in "Key Risks and Challenges" below. Forward natural gas prices have generally trended downward over the past several years. While the natural gas hedging positions have mitigated the effect on earnings of low wholesale electricity prices, depressed natural gas and wholesale electricity prices have been challenging to our liquidity and the long-term profitability of EFH Corp.'s competitive businesses particularly in consideration of our substantial debt obligations. See Note 2 to Financial Statements.

Also see Note 4 to Financial Statements for discussion regarding goodwill impairment charges recorded in 2013 and 2012.

Overall Hedged Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at December 31, 2013 and March 31, 2014, we had effectively hedged an estimated 95% and 78%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2014 (assuming an 8.5 market heat rate). The majority of our hedges are financial natural gas positions and include those positions entered into in previous years as discussed above as well more recent short-term hedges. The decline in the overall hedged position is primarily due to a reduction in the short-term hedge portfolio.

TCEH Interest Rate Swap Transactions — TCEH has employed interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at December 31, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	January 2014 through October 2014	$18.19	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.60	billion (b)
___________

(a)
Swaps related to an aggregate $1.6 billion principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.330 billion in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at December 31, 2013 totaled $1.050 billion notional amount, a decrease of $10.917 billion from December 31, 2012 reflecting expired swaps. The remaining basis swaps expire in August 2014.

The interest rate swaps have resulted in net gains (losses) reported in interest expense and related charges as presented in the table below. See Note 13 to Financial Statements for discussion of nonperformance risk adjustments included in unrealized net gain in 2013.

	Year Ended December 31,
	2013	2012	2011
Realized net loss	$(620)	$(670)	$(684)
Unrealized net gain (loss) including reversals of previously recorded amounts related to settled positions	1,053	166	(812)
Total	$433	$(504)	$(1,496)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.363 billion (before nonperformance risk adjustment) and $2.065 billion at December 31, 2013 and 2012, respectively. The decline in the net liability reflected unrealized gains due to higher interest rates and settlements of maturing swaps. This mark-to-market position can change materially in value as market conditions change, which could result in significant volatility in reported net income. For example, at December 31, 2013, a one percent change in interest rates would result in an increase or decrease of approximately $500 million in our cumulative unrealized mark-to-market net liability. The Bankruptcy Filing constituted an event of default under the interest rate swap agreements, and because the agreements are deemed to be "forward contracts" under the Bankruptcy Code, the counterparties may elect to terminate the agreements.

First-Lien Security for Natural Gas Hedging Positions and Interest Rate Swaps — Substantially all of the natural gas hedging positions discussed above and all of the TCEH interest rate swaps are secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. Certain entities are counterparties to both our natural gas hedging positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions. As reflected in our balance sheet at December 31, 2013, our net mark-to-market liability positions related to these counterparties together with mark-to-market liability positions related to entities that are counterparties to only our interest rate swaps totaled approximately $1.1 billion (before nonperformance risk adjustment). This amount is based on our determinations of fair value of the positions at that time and is subject to change based on changes in interest rates and natural gas prices. Because these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements. In addition, net accounts payable amounts related to settled positions, which totaled $89 million at December 31, 2013, are secured by the first-lien interest.

Debt Restructuring/Liability Management Activities — In October 2009, we implemented a program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions. Activities under this program did not include debt issued by Oncor or its subsidiaries.

Amendments to the TCEH Senior Secured Facilities completed in April 2011 and January 2013 resulted in the extension of $16.4 billion in loan maturities under the TCEH Term Loan Facilities and the TCEH Letter of Credit Facility from October 2014 to October 2017, as well as the extension of $2.05 billion of commitments under the TCEH Revolving Credit Facility from October 2013 to October 2016. Consent and extension cash payments to loan holders related to the April 2011 facilities extensions totaled $699 million, and extension fees related to the January 2013 Revolving Credit Facility extension were settled through the issuance of $340 million principal amount of incremental TCEH Term Loan Facilities maturing in 2017.

Other activities under this program since October 2009 included debt exchange, issuance and repurchase activities as follows:

Security (except where noted, debt amounts are principal amounts)	Debt Exchanged/Settled	Debt Issued/ Cash Paid
EFH Corp. 10.875% Notes due 2017	$1,967	$—
EFH Corp. Toggle Notes due 2017	3,126	53
EFH Corp. 5.55% Series P Senior Notes due 2014	910	—
EFH Corp. 6.50% Series Q Senior Notes due 2024	549	—
EFH Corp. 6.55% Series R Senior Notes due 2034	459	—
TCEH 10.25% Notes due 2015	1,875	—
TCEH Toggle Notes due 2016	751	—
TCEH Senior Secured Facilities due through 2014 (a)	1,623	—
EFH Corp. and EFIH 9.75% Notes due 2019	252	256
EFH Corp 10% Notes due 2020	1,058	561
EFIH 11% Notes due 2021	—	406
EFIH 10% Notes due 2020	—	3,482
EFIH Toggle Notes due 2018	—	1,392
TCEH 15% Notes due 2021	—	1,221
TCEH 11.5% Notes due 2020 (a)	—	1,604
Cash paid, including use of proceeds from debt issuances in 2010 (b)	—	1,062
Total (c)	$12,570	$10,037

____________

(a)
Of the $1.623 billion of TCEH Senior Secured Facilities repaid, $1.604 billion was funded with net proceeds from the issuance of $1.750 billion principal amount of the TCEH 11.5% Notes due 2020 and the remainder of the cash was sourced from cash on hand.

(b)
Includes $100 million of the proceeds from the January 2010 issuance of $500 million principal amount of EFH Corp. 10% Notes due 2020 and $290 million of the proceeds from the October 2010 issuance of $350 million principal amount of TCEH 15% Senior Secured Second Lien Notes due 2021. The total $390 million of proceeds was used to repurchase debt. The remainder of the cash was sourced from cash on hand.

(c)
As of December 31, 2013, total debt acquired includes an aggregate $2.228 billion principal amount that is held by EFH Corp. and EFIH, including $564 million of EFH Corp. debt held by EFH Corp. All other debt acquired has been canceled.

See Note 10 to Financial Statements for discussion of these and other debt-related transactions and Note 2 regarding the Bankruptcy Filing. The transactions in the debt restructuring/liability management program resulted in the capture of $2.5 billion of debt discount and the extension of approximately $25.7 billion of debt maturities to 2017-2021.

Seasonal Suspension of Certain Generation Operations — In October 2013, ERCOT approved our notice of intent to suspend operations at one of the three generation units at our Martin Lake generation facility for approximately six months beginning December 2013 due to low wholesale power prices and other market conditions. In August 2013, ERCOT approved our notice of intent to suspend operations beginning October 2013 at two of the three generation units at our Monticello generation facility due to low wholesale power prices and other market conditions. While the units were expected to return to service during the peak demand months in the summer of 2014, the units were returned to service in February and March 2014 in response to higher than anticipated wholesale electricity prices driven by increased demand for natural gas and electricity in Texas and nationally. The previously disclosed seasonal suspension of two generation units at Monticello that began December 2012 ended June 2013 as planned. The suspension of operations did not significantly impact our results of operations, liquidity or financial condition.

Natural Gas Fueled Generation Development — In August 2013, the TCEQ granted air permits to Luminant to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing DeCordova generation facility. In February 2014, the TCEQ granted air permits to Luminant to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing Tradinghouse generation facility. In January 2014, Luminant filed an air permit application with the TCEQ to build a combined cycle natural gas turbine generation unit totaling 730 MW to 810 MW at its existing Eagle Mountain generation facility. In February 2014, Luminant filed an air permit application with the TCEQ to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing Lake Creek generation facility. While we believe current market conditions do not provide adequate economic returns for the development or construction of these facilities, we believe additional generation resources will be needed to support future electricity demand growth and reliability in the ERCOT market.

Nuclear Generation Development — In 2008, we filed a combined operating license application with the NRC for two new nuclear generation units, each with approximately 1,700 MW (gross capacity), at our existing Comanche Peak nuclear plant site. In connection with the filing of the application, in 2009, subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, Comanche Peak Nuclear Power Company LLC (CPNPC), to further the development of the two new nuclear generation units using MHI's US-Advanced Pressurized Water Reactor (US-APWR) technology. The TCEH subsidiary owns an 88% interest in CPNPC, and an MHI subsidiary owns a 12% interest.

In the fourth quarter 2013, MHI notified us and the NRC of its plans to refocus MHI's US resources on the restart of 24 nuclear reactors in Japan and thus reduce its support of review activities related to the NRC's Design Certification of MHI's US-APWR technology. As a result, Luminant has notified the NRC of its intent to suspend all reviews associated with the combined operating license application by March 31, 2014. Luminant does not intend to withdraw the license application at this time. MHI expressed to the NRC its continuing commitment to obtaining an NRC design certification for its technology. Luminant has filed a loan guarantee application with the DOE for financing the proposed units prior to commencement of construction and expects to continue to update the application in accordance with the loan solicitation guidelines. See Note 8 to Financial Statements for discussion of impairment of the joint venture's assets.

Pension Plan Actions — In August 2012, EFH Corp. approved certain amendments to its pension plan (see Note 15 to Financial Statements). These actions were completed in the fourth quarter 2012, and the amendments resulted in:

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

EFH Corp.'s competitive operations recorded charges totaling $285 million in the fourth quarter 2012, including $193 million related to the competitive business obligations (including discontinued businesses) that were assumed under the Oncor Plan and $92 million related to the settlement of the terminated liabilities. These amounts represent the previously unrecognized actuarial losses reported in accumulated other comprehensive income (loss).

Settlement of the liabilities and the full funding of the EFH Corp. competitive operations portion of liabilities (including discontinued businesses) under the Oncor Plan resulted in an aggregate pension plan cash contribution by EFH Corp.'s competitive operations of $259 million in the fourth quarter 2012.

Impairment of Goodwill — In 2013 and 2012, we recorded $1.0 billion and $1.2 billion, respectively, in noncash goodwill impairment charges (which were not deductible for income tax purposes) related to the Competitive Electric segment. The write-offs reflected the effect of lower wholesale power prices in ERCOT, driven by the sustained decline in natural gas prices as discussed in "Key Risks and Challenges – Natural Gas Price and Market Heat Rate Exposure" below. Recorded goodwill related to the Competitive Electric segment totaled $3.95 billion at December 31, 2013. See Note 4 to Financial Statements.

The noncash impairment charges did not cause EFH Corp. or its subsidiaries to be in default under any of their respective debt covenants or impact counterparty trading agreements or have a material impact on liquidity.

See Note 4 to Financial Statements and "Application of Critical Accounting Policies" below for more information on goodwill impairment testing and charges.

Global Climate Change and Other Environmental Matters — See Items 1 and 2, "Business and Properties – Environmental Regulations and Related Considerations" for discussion of global climate change, recent and anticipated EPA actions and various other environmental matters and their effects on the company.

Recent PUCT/ERCOT Actions — ERCOT publishes a Capacity, Demand and Reserves report (CDR Report) twice each year that projects the reserve margin in ERCOT over a ten year horizon. In its February 2014 CDR Report, ERCOT projected that reserve margins in the ERCOT market would not fall below the current target reserve margin of 13.75% until 2017. The CDR Report projects reserve margins of 12.8% in 2017, 13.4% in 2018 and 10.9% in 2019. The February 2014 CDR Report employed revised forecast methodologies that indicated a slower pace of peak demand growth as compared to the May 2013 CDR Report, which projected that reserve margins would fall below the target reserve margin beginning in 2015.

In August 2013, the PUCT directed ERCOT to work with the Brattle Group, an independent consulting firm, to conduct a study of the ERCOT wholesale electricity market and estimate an economically optimal planning reserve margin. In January 2014, the Brattle Group released its study and concluded that the economically optimal reserve margin, which balances the marginal costs of additional reserves against the marginal costs of unserved load, is approximately 10%, while the current ERCOT market design, including the effects of the ORDC discussed below, would generally result in a reserve margin of 11.5% over the long-term. The report further concluded that mandating a planning reserve margin in the 13% to 15% range would result in modest cost increases to electricity consumers while offering meaningful risk mitigation benefits for both policymakers and market participants.

Discussions are expected to continue among the PUCT, ERCOT, state lawmakers, market participants and other stakeholders regarding generation resource adequacy, including the appropriate level of planning reserve margin, and additional actions, if any, necessary to achieve such margin.

A number of changes to the ERCOT market rules have been implemented for the stated purpose of sending appropriate price signals to encourage development of generation resources in ERCOT. These changes include an increased system-wide offer cap that applies to wholesale power offers in ERCOT (from its previous level of $3,000 per MWh to $4,500 per MWh effective August 2012, $5,000 per MWh effective June 2013 and $7,000 and $9,000 per MWh beginning in the summers of 2014 and 2015, respectively). In September 2013, the PUCT directed ERCOT to develop the processes necessary to implement a new pricing mechanism, "the operating reserve demand curve" (also known as "ORDC" and "Hogan Solution B+"), which would provide for a price adder to real-time wholesale power prices as reserves decline. The market rules implementing the operating reserve demand curve were approved by the ERCOT Board in November 2013 and are targeted to be implemented in June 2014.

Settlement of Make-Whole Agreements with Oncor — See Note 17 to Financial Statements for discussion of the settlement in 2012 of our interest and tax-related reimbursement agreements with Oncor associated with Oncor's bankruptcy-remote financing subsidiary's securitization bonds.

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

No legislation passed during the 2013 Texas legislative session, including the Sunset Review actions described above, is expected to have a material impact on our results of operations, liquidity or financial condition. The Texas Legislature is scheduled to convene its next regular legislative session in January 2015.

Oncor Matters with the PUCT — Application for Reconciliation of Advanced Meter Surcharge (PUCT Docket No. 41814) — In September 2013, Oncor filed an application with the PUCT for reconciliation of all costs incurred and investments made from January 1, 2011 through December 31, 2012, in the deployment of Oncor's advanced metering system (AMS) pursuant to the AMS Deployment Plan approved in Docket No. 35718. During the 2011 to 2012 period, Oncor incurred approximately $300 million of capital expenditures and $34 million of operating and maintenance expense, and billed customers approximately $174 million through the AMS surcharge. Oncor was not seeking a change in the AMS surcharge in this proceeding. In November 2013, Oncor filed an amended request and the PUCT Staff filed its recommendation concluding that all costs presented in the amended application, with the exception of less than $1,000 of expenses, are appropriate for recovery. In December 2013, the PUCT issued its final order in the proceeding agreeing with the PUCT Staff's recommendation, finding that costs expended and investments made in the deployment of Oncor's AMS through December 31, 2012 were properly allocated, reasonable and necessary.

Competitive Renewable Energy Zones (CREZs) (PUCT Docket Nos. 35665 and 37902) — In 2009, the PUCT awarded Oncor CREZ construction projects. The projects involve the construction of transmission lines and stations to support the transmission of electricity from renewable energy sources, principally wind generation facilities, in the western part of Texas to population centers in the eastern part of Texas. In addition to these projects, ERCOT completed a study in December 2010 that will result in Oncor and other transmission service providers building additional facilities to provide further voltage support to the transmission grid as a result of CREZ. At December 31, 2013, Oncor's cumulative CREZ-related capital expenditures totaled $1.871 billion, including $411 million in 2013. All CREZ-related line and station construction projects were energized by the end of 2013. Additional voltage support projects were completed in January 2014, with the exception of one series capacitor project that is scheduled to be completed in December 2015 in order to allow for further study and evaluation. The delay to 2015 is not expected to have a significant impact on the ability of the CREZ system to support existing or currently expected renewable generation.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. In November 2009, the PUCT issued an order on rehearing that established a new rate class but did not change the revenue requirements. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. Oral argument before the Austin Court of Appeals was completed in April 2012. There is no deadline for the court to act. Oncor is unable to predict the outcome of the appeal.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 42059, 41543, 41002 and 40451) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In December 2013, Oncor filed an application to update the TCRF, which became effective March 1, 2014. This application was designed to increase Oncor's billings for the period from March 2014 through August 2014 by $44 million. In June 2013, Oncor filed an application to update the TCRF, which became effective September 1, 2013. This application was designed to increase Oncor's billings for the period from September 2013 through February 2014 by $88 million.

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

Transmission Interim Rate Update Applications (PUCT Docket Nos. 42267, 41706, 41166 and 40603) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In February 2014, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in April 2014. Oncor's annualized revenues are expected to increase by an estimated $74 million with approximately $47 million of this increase recoverable through transmission costs charged to wholesale customers and $27 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

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

Application for 2014 Energy Efficiency Cost Recovery Factor Surcharge (PUCT Docket No. 41544) — In May 2013, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2014. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2014 EECRF was $73 million, which is the same amount established for 2013, and would result in a monthly charge for residential customers of $1.01 as compared to the 2013 residential charge of $1.23 per month. In November 2013, the PUCT issued a final order approving the 2014 EECRF, which is designed to recover $62 million of Oncor's costs for the 2014 program year, a $12 million performance bonus based on Oncor's 2012 results and a $1 million decrease for over-recovery of 2012 costs.

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

Bankruptcy Filing

As discussed above, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, our business and operations will be subject to various risks, including but not limited to the following:

•	a loss of, or a disruption in receipts of, materials or services provided by vendors with whom we have commercial relationships;

•
a decrease in the number of counterparties that are willing to engage in commodity related hedging transactions with us and an increase in the amount of collateral required to engage in any such transactions;

•	increased levels of employee distraction and uncertainty and potential attrition;

•	the inability to maintain or obtain sufficient debtor-in-possession financing sources for operations or to fund any reorganization plan and meet future obligations;

•	a decrease in the number of our retail electricity customers and potential tarnishing of the TXU Energy brand, and

•	increased legal and other professional costs associated with the Chapter 11 Cases and our reorganization.

The duration of the Chapter 11 Cases is difficult to estimate and ultimately could be lengthy. We will also be required to seek approvals of certain federal and state regulators in connection with the Chapter 11 Cases, which approvals may be denied, conditioned or delayed, and certain parties may intervene and protest approval. An extended duration of the Chapter 11 Cases due to these factors could exacerbate the risks identified above.

While we are operating under Chapter 11, transactions outside of the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Facilities and the Restructuring Support and Lock-Up Agreement (and related agreements) will limit our ability to undertake certain business initiatives.

To mitigate the risks discussed above, communications with our customers, suppliers and employees will emphasize that the Bankruptcy Filing is the result of an overleveraged balance sheet given the changed wholesale electricity price environment driven by lower natural gas prices and is not the result of a failure of our business model or issues with the performance of our generation assets or other operations. We intend to conduct our business operations in the normal course and maintain our focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas.

We have also engaged outside counsel and other advisors who are experts in bankruptcy matters to assist our management and other employees with legal and administrative matters related to the Bankruptcy Filing to minimize disruption to and distraction from our business operations and to help ensure that we have sufficient liquidity through the duration of the Chapter 11 Cases.

Natural Gas Price and Market Heat Rate Exposure

Wholesale electricity prices in the ERCOT market have historically moved with the price of natural gas because marginal demand for electricity supply is generally met with natural gas fueled generation facilities. The price of natural gas has fluctuated due to changes in industrial demand, supply availability and other economic and market factors, and such prices have historically been volatile. As shown in the table below, forward natural gas prices have generally declined over the last several years driven by development and expansion of hydraulic fracturing in natural gas extraction. (Amounts are prices per MMBtu.)

	Settled Prices (b)	Forward Market Prices (a)
Date		2009	2010	2011	2012	2013	2014	2015	2016
December 31, 2008	$9.03	$6.11	$7.13	$7.31
December 31, 2009	$3.99		$5.79	$6.34	$6.53
December 31, 2010	$4.39			$4.55	$5.08	$5.33
December 31, 2011	$4.04				$3.24	$3.94	$4.34
December 31, 2012	$2.79					$3.54	$4.03	$4.23
March 31, 2013	$3.34						$4.23	$4.30	$4.38
June 30, 2013	$4.09						$3.91	$4.14	$4.33
September 30, 2013	$3.58						$3.86	$4.06	$4.17
December 31, 2013	$3.60						$4.19	$4.14	$4.13
___________

(a)	Represents the annual average of NYMEX Henry Hub monthly forward prices at the date presented. Three years of forward prices are presented as such period is generally deemed to be the liquid period.

(b)	Represents the average of NYMEX Henry Hub monthly settled prices of financial contracts for the year/quarter ending on the date presented.

In contrast to our natural gas fueled generation facilities, changes in natural gas prices have no significant effect on the cost of generating electricity from our nuclear and lignite/coal fueled facilities, which represent the substantial majority of our generation capacity. All other factors being equal, these nuclear and lignite/coal fueled generation assets increase or decrease in value as natural gas prices and market heat rates rise or fall, respectively, because of the effect on wholesale electricity prices in ERCOT.

The wholesale market price of electricity divided by the market price of natural gas represents the market heat rate. Market heat rate can be affected by a number of factors including generation resource availability and the efficiency of the marginal supplier (generally natural gas fueled generation facilities) in generating electricity. While market heat rates have generally increased as natural gas prices have declined, wholesale electricity prices have declined due to the greater effect of falling natural gas prices.

Our market heat rate exposure is impacted by changes in the availability, such as additions and retirements of generation facilities, and mix of generation assets in ERCOT. For example, increasing wind generation capacity generally depresses market heat rates. Our heat rate exposure is impacted by potential economic backdown of our generation assets. We expect that decreases in market heat rates would decrease the value of our generation assets because lower market heat rates generally result in lower wholesale electricity prices, and vice versa.

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

As discussed above in "Significant Activities and Events and Items Influencing Future Performance," we have engaged in natural gas hedging activities to mitigate the risk of lower wholesale electricity prices due to declines in natural gas prices. While current and forward natural gas prices are currently depressed, we continue to seek opportunities to manage our wholesale power price exposure through hedging activities, including forward wholesale and retail electricity sales. At December 31, 2013, we have no significant natural gas hedges beyond 2014.

We mitigate market heat rate risk through retail and wholesale electricity sales contracts and shorter-term heat rate hedging transactions. We evaluate opportunities to mitigate market heat rate risk over extended periods through longer-term electricity sales contracts where practical considering pricing, credit, liquidity and related factors.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices, market heat rates and diesel fuel prices on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at December 31, 2013, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas hedging positions and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2014 (a)	2015
$1.00/MMBtu change in natural gas price (b)	$ ~21	$ ~460
0.1/MMBtu/MWh change in market heat rate (c)	$ ~15	$ ~30
$1.00/gallon change in diesel fuel price	$ ~14	$ ~40
___________

(a)	Balance of 2014 is from February 1, 2014 through December 31, 2014.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at December 31, 2013.

On an ongoing basis, we will continue monitoring our overall commodity risks and seek to balance our portfolio based on our desired level of exposure to natural gas prices and market heat rates and potential changes to our operational forecasts of overall generation and consumption in our businesses (which is also subject to volatility resulting from customer churn, weather, economic and other factors). Portfolio balancing may include the execution of incremental transactions, including heat rate hedges, the unwinding of existing transactions and the substitution of natural gas hedges with commitments for the sale of electricity at fixed prices. As a result, commodity price exposures and their effect on earnings could materially change from time to time.

New and Changing Environmental Regulations

We are subject to various environmental laws and regulations related to SO2, NOX and mercury as well as other emissions that impact air and water quality. We believe we are in compliance with all current laws and regulations, but regulatory authorities have recently adopted or proposed new rules, such as the EPA's CSAPR and MATS, which could require material capital expenditures if the rules take effect, and authorities continue to evaluate existing requirements and consider proposals for further rule changes. If we make any major modifications to our power generation facilities, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act. Any such modifications would likely result in substantial additional capital expenditures. (See Note 11 to Financial Statements for discussion of "Litigation Related to Generation Facilities," "Litigation Related to EPA Reviews" and "Environmental Contingencies" and Items 1 and 2, "Business and Properties – Environmental Regulations and Related Considerations.")

We also continue to closely monitor any potential legislative, regulatory and judicial changes pertaining to global climate change. In view of the fact that a substantial portion of our generation portfolio consists of lignite/coal fueled generation facilities, our results of operations, liquidity or financial condition could be materially affected by the enactment of any legislation, regulation or judicial action that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes on entities that produce GHG emissions, or that establishes federal renewable energy portfolio standards. For example, federal, state or regional legislation or regulation addressing global climate change could result in us either incurring material costs to reduce our GHG emissions or to procure emission allowances or credits to comply with a mandatory cap-and-trade emissions reduction program. See further discussion under Items 1 and 2, "Business and Properties – Environmental Regulations and Related Considerations."

Competitive Retail Markets and Customer Retention

Competitive retail activity in Texas has resulted in retail customer churn. Our total retail customer counts declined 3% in 2013, 4% in 2012 and 9% in 2011. Based upon 2013 results discussed below in "Results of Operations – Competitive Electric Segment," a 1% decline in residential customers would result in a decline in annual revenues of approximately $30 million. In responding to the competitive landscape in the ERCOT marketplace, we have reduced overall customer losses by focusing on the following key initiatives:

•	Maintaining competitive pricing initiatives on residential service plans;

•
Actively competing for new customers in areas in Texas open to competition, including those outside our traditional service territory, while continuing to strive to enhance the experience of our existing customers. The customer retention strategy remains focused on continuing to implement initiatives to deliver world-class customer service and improve the overall customer experience;

•
Establishing TXU Energy as the most innovative retailer in the Texas market by continuing to develop tailored product offerings to meet customer needs. Since the Merger, TXU Energy has invested more than $100 million in retail initiatives aimed at helping consumers conserve energy and demand-side management initiatives that are intended to moderate consumption and reduce peak demand for electricity, and

•
Focusing business market initiatives largely on programs targeted to retain the existing highest-value customers and to recapture customers who have switched REPs. Initiatives include maintaining and continuously refining a disciplined contracting and pricing approach and economic segmentation of the business market to enhance targeted sales and marketing efforts and to more effectively deploy the direct-sales force. Tactical programs put into place include improved customer service, aided by an enhanced customer management system, new product price/service offerings and a multichannel approach for the small business market.

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

In May 2012, the CFTC published its final rule defining the terms Swap Dealer and Major Swap Participant. Additionally, in July 2012, the CFTC approved the final rules defining the term Swap and the end-user clearing exemption. The definition of the term Swap and the Swap Dealer/Major Swap Participant rule became effective in October 2012. Based on our assessments, we are not a Swap Dealer or Major Swap Participant. However, we are required to continually assess our activity to determine if we will be required to register as a Swap Dealer or Major Swap Participant. The reporting requirements under the Financial Reform Act for entities that are not Swap Dealers or Major Swap Participants became effective in August 2013, and we are in compliance with these rules.

Certain issues remain uncertain; for example, the Financial Reform Act requires the posting of collateral for uncleared swaps, but the final rule for margin requirements for Swap Dealers and Major Swap Participants has not been issued. If we were required to post cash collateral on our swap transactions with Swap Dealers and Major Swap Participants, our liquidity would likely be materially impacted, and our ability to enter into OTC derivatives to hedge our commodity and interest rate risks would be significantly limited. Also, in November 2013 the CFTC proposed certain changes to its Position Limit Rule (PLR), which was vacated and remanded to the CFTC by the District Court for the District of Columbia. The PLR provides for specific position limits related to futures and Swap contracts that we utilize in our hedging activities. The proposed PLR will require that we comply with the portion of the PLR applicable to these contracts, which will result in increased monitoring and reporting requirements and can also impact the types of contracts that we utilize as hedging instruments in our operations.

Exposures Related to Nuclear Asset Outages

Our nuclear assets are comprised of two generation units at the Comanche Peak plant site, each with an installed nameplate capacity of 1,150 MW. These units represent approximately 15% of our total generation capacity. The nuclear generation units represent our lowest marginal cost source of electricity. Assuming both nuclear generation units experienced an outage, the unfavorable impact to pretax earnings is estimated (based upon forward electricity market prices for 2014 at December 31, 2013) to be approximately $1.7 million per day before consideration of any insurance proceeds. Also see discussion of nuclear facilities insurance in Note 11 to Financial Statements.

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

Oncor's Capital Availability and Cost

Our investment in Oncor, which represents approximately 80% of its membership interests, is a significant value driver of our overall business. Oncor's access to capital markets and cost of debt could be directly affected by its credit ratings. Any adverse action with respect to Oncor's credit ratings could generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could result in reduced distributions from Oncor. Oncor's credit ratings are currently substantially higher than those of the Texas Holdings Group. If credit rating agencies were to change their views of Oncor's independence from any member of the Texas Holdings Group, Oncor's credit ratings would likely decline. We believe these risks are substantially mitigated by the significant ring-fencing measures implemented by EFH Corp. and Oncor as described in Note 1 to Financial Statements.

Adequacy of Generation Resources in ERCOT

Reserve margin represents the percentage by which estimated system generation capacity exceeds anticipated peak load. ERCOT's current target reserve margin is 13.75%, which is a level anticipated to provide reasonable assurance of reliability of electricity supply. ERCOT publishes a Capacity, Demand and Reserves report (CDR Report) twice each year that projects the reserve margin in ERCOT over a ten year horizon. In its February 2014 CDR Report, ERCOT projected that reserve margins in the ERCOT market would not fall below the current target reserve margin of 13.75% until 2017. The CDR Report projects reserve margins of 12.8% in 2017, 13.4% in 2018 and 10.9% in 2019. The February 2014 CDR Report employed revised forecast methodologies that indicated a slower pace of peak demand growth as compared to the May 2013 CDR Report, which projected that reserve margins would fall below the target reserve margin beginning in 2015.

In August 2013, the PUCT directed ERCOT to work with the Brattle Group, an independent consulting firm, to conduct a study of the ERCOT wholesale electricity market and estimate an economically optimal planning reserve margin. In January 2014, the Brattle Group released its study and concluded that the economically optimal reserve margin, which balances the marginal costs of additional reserves against the marginal costs of unserved load, is approximately 10%, while the current ERCOT market design would generally result in a reserve margin of 11.5% over the long-term. The report further concluded that mandating a planning reserve margin in the 13% to 15% range would result in modest cost increases to electricity consumers while offering meaningful risk mitigation benefits for both policymakers and market participants.

Forecasting generation resource availability and consumption demand is inherently complex, particularly considering the volatility of natural gas prices, inevitable weather extremes and changing environmental rules and regulations. We believe that the prevailing wholesale electricity market conditions in ERCOT currently result in wholesale prices that do not provide adequate economic returns for the development of the additional generation resources that will ultimately be needed to support economic and population growth and electricity reliability in Texas.

We and the ERCOT market broadly experienced the effects of weather extremes and reduced generation availability in 2011. Severe cold weather in North Texas in February 2011 caused some generation units to go off-line, including certain of our generation units, resulting in electricity outages and reduced customer satisfaction, as well as loss of revenues and higher costs in our competitive business as we worked to bring our units back on line. The unusually hot 2011 summer in Texas drove higher electricity demand that resulted in wholesale electricity price spikes and requests to consumers to conserve energy during peak load periods, while increasing stress on generation and other electricity grid assets. Unplanned generation unit outages during periods of high electricity demand, combined with low reserve margins, increase the risk of spikes in wholesale power prices and could have significant adverse effects on our results of operations, liquidity and financial condition. Other weather events such as drought that often accompanies hot weather extremes reduces cooling water levels at our generation facilities and can ultimately result in reduced output. Heavy rains present other challenges as flooding in other states can halt rail transportation of coal, and local flooding can reduce our lignite mining capabilities, resulting in fuel shortages and reduced generation.

While there can be no assurance that we can fully mitigate the risks of severe weather events and unanticipated generation unit outages, we have emergency preparedness, business continuity and regulatory compliance policies and procedures that are continuously reviewed and updated to address these risks. Further, we have initiatives in place to improve monitoring of generation equipment maintenance and readiness to increase system reliability and help ensure generation availability. With the learnings from the winter and summer events of 2011, we have implemented new procedures and continuously evaluate plans to assure the highest possible delivery of generation during critical periods, delivering demand side management responses and assuring we utilize our smart grid and advanced meter technology to implement ERCOT mandated rotating outages to noncritical customers. We continue to work with ERCOT and other market participants to develop policies and protocols that provide appropriate pricing signals that encourage the development of generation resources sufficient to support demand growth in ERCOT and mitigate the effects of weather extremes and other unexpected events that can disrupt electricity reliability. See "Significant Activities and Events and Items Influencing Future Performance – Recent PUCT/ERCOT Actions."

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

While the company has not experienced a cyber event causing any material operational, reputational or financial impact, we recognize the growing threat within our industry and are proactively making strategic investments in our perimeter and internal defenses, cyber security operations center and regulatory compliance activities. We also apply the knowledge gained through industry and government organizations to continuously improve our technology, processes and services to detect, mitigate and protect our cyber assets.

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

Impairment of Goodwill and Other Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment, in accordance with accounting standards related to impairment or disposal of long-lived assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. One of those indications is a current expectation that "more likely than not" a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For our nuclear and lignite/coal fueled generation assets, another possible indication would be an expectation of continuing long-term declines in natural gas prices and/or market heat rates. We evaluate investments in unconsolidated subsidiaries for impairment when factors indicate that a decrease in the value of the investment has occurred that is not temporary. Indications of a loss in value might include a series of operating losses of the investee or a fair value of the investment that is less than its carrying amount. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset, group of assets or investment in unconsolidated subsidiary. Further, the unique nature of our property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual generation units that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing. In 2013, we evaluated the recoverability of the assets of our joint venture to develop additional nuclear generation units. See Note 8 to Financial Statements for a discussion of the impairment of those assets.

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

Since the Merger, we have recorded goodwill impairment charges related to the Competitive Electric segment totaling $14.390 billion, including $1.0 billion recorded in 2013, $1.2 billion recorded in 2012, $4.1 billion recorded in 2010 and $8.090 billion recorded largely in 2008. The total impairment charges represent 78% of the goodwill balance resulting from purchase accounting for the Merger. The impairments in 2013, 2012 and 2010 reflected the effect of lower wholesale power prices in ERCOT, driven by the sustained decline in forward natural gas prices. The impairment in 2008 primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies in the second half of 2008. These market conditions also resulted in an $860 million goodwill impairment charge in 2008 related to the Regulated Delivery segment. See Note 4 to Financial Statements for additional discussion of goodwill impairments.

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

Mark-to-market accounting recognizes changes in the fair value of derivative instruments in the financial statements as market prices change. Such changes in fair value are accounted for as unrealized mark-to-market gains and losses in net income with an offset to derivative assets and liabilities. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and delivery point. In computing fair value for derivatives, each forward pricing curve is separated into liquid and illiquid periods. The liquid period varies by delivery point and commodity. Generally, the liquid period is supported by exchange markets, broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using modeling techniques that take into account available market information and other inputs that might not be readily observable in the market. We estimate fair value as described in Note 13 to Financial Statements and discussed under "Fair Value Measurements" below.

Accounting standards related to derivative instruments and hedging activities allow for "normal" purchase or sale elections and hedge accounting designations, which generally eliminate or defer the requirement for mark-to-market recognition in net income and thus reduce the volatility of net income that can result from fluctuations in fair values. "Normal" purchases and sales are contracts that provide for physical delivery of quantities expected to be used or sold over a reasonable period in the normal course of business and are not subject to mark-to-market accounting if the election as normal is made. Hedge accounting designations are made with the intent to match the accounting recognition of the contract's financial performance to that of the transaction the contract is intended to hedge. The intent of our hedging activity is generally to enter into positions that reduce our exposure to future variable cash flows, and such hedges are referred to as cash flow hedges.

Under hedge accounting, changes in fair value of instruments designated as cash flow hedges are recorded in other comprehensive income with an offset to derivative assets and liabilities to the extent the change in value is effective; that is, it mirrors the offsetting change in fair value of the forecasted hedged transaction. Changes in value that represent ineffectiveness of the hedge are recognized in net income immediately, and the effective portion of changes in fair value initially recorded in other comprehensive income are reclassified to net income in the period that the hedged transactions are recognized in net income. Although at December 31, 2013 and 2012 we did not have any derivatives designated as cash flow hedges, we continually assess potential hedge elections and could, as we have in the past, designate positions such as natural gas hedges and interest rate swaps as cash flow hedges in the future. See further discussion of natural gas hedging activities and interest rate swap transactions under "Significant Activities and Events and Items Influencing Future Performance."

The following tables provide the effects on both the statements of consolidated income (loss) and comprehensive income (loss) of accounting for those derivative instruments (both commodity-related and interest rate swaps) that we have determined to be subject to fair value measurement under accounting standards related to derivative instruments.

	Year Ended December 31,
	2013	2012	2011
Amounts recognized in net income (loss) (after-tax):
Unrealized net gains on positions marked-to-market in net income	$653	$292	$205
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the period	(668)	(1,162)	(696)
Reclassifications of net losses on cash flow hedge positions from other comprehensive income	(6)	(7)	(19)
Total net loss recognized	$(21)	$(877)	$(510)
Amounts recognized in other comprehensive income (loss) (after-tax):
Reclassifications of net losses on cash flow hedge positions to net income	$6	$7	$19

The effect of mark-to-market and hedge accounting for derivatives on the balance sheet is as follows:

	December 31,
	2013	2012
Commodity contract assets	$788	$2,047
Commodity contract liabilities	$263	$383
Interest rate swap assets	$67	$134
Interest rate swap liabilities	$1,092	$2,217
Net accumulated other comprehensive loss included in shareholders' equity (amounts after tax)	$37	$43

We report derivative assets and liabilities in the balance sheet without taking into consideration netting arrangements we have with counterparties. Margin deposits that contractually offset these assets and liabilities are reported separately in the balance sheet. See Note 14 to Financial Statements.

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

Under the fair value hierarchy, Level 1 and Level 2 valuations generally apply to our commodity-related contracts for natural gas, electricity and fuel, including coal and uranium, derivative instruments entered into for hedging purposes, securities associated with the nuclear decommissioning trust and interest rate swaps intended to fix and/or lower interest payments on our debt. Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

Our Level 3 valuations generally apply to interest rate swaps intended to fix and/or lower interest payments on TCEH's debt, congestion revenue rights, certain coal contracts, options to purchase or sell electricity, and electricity purchase and sales agreements for which the valuations include unobservable inputs, including the hourly shaping of the price curve. Level 3 valuations use largely unobservable inputs, with little or no supporting market activity, and assets and liabilities are classified as Level 3 if such inputs are significant to the fair value determination. Valuation risk is mitigated through the performance of stress testing of the significant inputs to understand the impact that varying assumptions may have on the valuation and other review processes performed to ensure appropriate valuation.

As part of our valuation of assets subject to fair value accounting, counterparty credit risk is taken into consideration by measuring the extent of netting arrangements in place with the counterparty along with credit enhancements and the estimated credit ratings, default rate factors and debt trading values of the counterparty. Our valuation of liabilities subject to fair value accounting takes into consideration the market's view of our credit risk along with the existence of netting arrangements in place with the counterparty and credit enhancements posted by us. We consider the credit risk adjustment to be a Level 3 input since judgment is used to assign credit ratings, recovery rate factors and default rate factors. The risk adjustment for our credit is what drove our interest rate swap valuations to be Level 3 in 2013.

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

Valuations of several of our Level 3 assets and liabilities are sensitive to changes in discount rates, option-pricing model inputs such as volatility factors and credit risk adjustments. At December 31, 2013 and 2012, a 10% change in electricity price (per MWh) assumptions across unobservable inputs would cause an approximate $3 million change in net Level 3 liabilities and $8 million change in net Level 3 assets, respectively. A 10% change in coal price assumptions across unobservable inputs would cause an approximate $4 million change in net Level 3 liabilities and $8 million change in net Level 3 assets, respectively. At December 31, 2013, a 5% increase in the nonperformance risk adjustment based on TCEH Senior Secured bond rates would cause an approximate $70 million change in net Level 3 liabilities. See Note 13 for discussion of TCEH interest rate swaps transfer into Level 3 effective September 30, 2013.

See Note 13 to Financial Statements for additional information about fair value measurements, including information on unobservable inputs and related valuation sensitivities and a table presenting the changes in Level 3 assets and liabilities for the years ended December 31, 2013, 2012 and 2011.

Variable Interest Entities

A variable interest entity (VIE) is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Determining whether or not to consolidate a VIE requires interpretation of accounting rules and their application to existing business relationships and underlying agreements. Amended accounting rules related to VIEs became effective January 1, 2010 and resulted in the deconsolidation of Oncor Holdings, which holds an approximate 80% interest in Oncor. In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the rights granted to the interest holders of the VIE to determine whether we have the right or obligation to absorb profit and loss from the VIE and the power to direct the significant activities of the VIE. See Note 3 to Financial Statements for our analysis of the Oncor relationship and information regarding our consolidated variable interest entities.

Revenue Recognition

Our revenue includes an estimate for unbilled revenue that represents estimated daily kWh consumption after the meter read date to the end of the period multiplied by the applicable billing rates. Estimated daily kWh usage is derived using metered consumption as well as historical kWh usage information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $272 million, $260 million and $269 million at December 31, 2013, 2012 and 2011, respectively.

Accounting for Contingencies

Our financial results may be affected by judgments and estimates related to loss contingencies. A significant contingency that we account for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions, effects of hurricanes and other natural disasters and customers' behaviors. Changes in customer count and mix due to competitive activity and seasonal variations in amounts billed add to the complexity of the estimation process. Historical results alone are not always indicative of future results, causing management to consider potential changes in customer behavior and make judgments about the collectability of accounts receivable. Bad debt expense, the substantial majority of which relates to our competitive retail operations, totaled $33 million, $26 million and $56 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation contingencies also may require significant judgment in estimating amounts to accrue. We accrue liabilities for litigation contingencies when such liabilities are considered probable of occurring and the amount is reasonably estimable. No significant amounts have been accrued for such contingencies during the three-year period ended December 31, 2013. See Note 11 to Financial Statements for discussion of significant litigation.

Accounting for Income Taxes

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group.

EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

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

We recorded an income tax benefit totaling $305 million in the year ended December 31, 2013 related to resolution of IRS audit matters (see Note 5 to Financial Statements regarding uncertain tax positions).

See Notes 1, 5 and 6 to Financial Statements for discussion of income tax matters.

Depreciation and Amortization

Depreciation expense related to generation facilities is based on the estimates of fair value and economic useful lives as determined in the application of purchase accounting for the Merger. The accuracy of these estimates directly affects the amount of depreciation expense. Depreciation estimates are also affected by the level of componentization of major equipment categories. Determining components of certain equipment items requires judgments that can change over time. If future events indicate that the estimated lives are no longer appropriate, depreciation expense will be recalculated prospectively from the date of such determination based on the new estimates of useful lives.

The estimated remaining lives range from 19 to 56 years for the lignite/coal and nuclear fueled generation units.

Finite-lived intangibles identified as a result of purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 4 to Financial Statements for additional information.

Accounting in Reorganization

Consolidated financial statements for periods following commencement of the Chapter 11 Cases on April 29, 2014 will be prepared in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, "Reorganizations," which contemplates the realization of assets and the satisfaction of liabilities on a going concern basis. However, as a result of the Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a number of uncertainties. ASC 852 will require the following:

•
Reclassification of unsecured or under-secured pre-petition debt, including unamortized deferred financing costs and discounts/premiums associated with debt, and other liabilities to a separate line item in the balance sheet, called "Liabilities subject to compromise;"

•	Nonaccrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy and not expected to be an allowable claim;

•
Reporting in a new line in the statement of income of incremental costs of bankruptcy, such as professional fees, as well as adjustments of liabilities to allowed claim amounts and ultimately settlement amounts as a separate line item in the statement of income;

•
Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under ASC 450, "Contingencies." If valid unrecorded claims meeting the ASC 450 criteria are presented to us in future periods, we will accrue for these amounts at the expected amount of the allowed claim; and

•
Upon emergence from Chapter 11 reorganization, "fresh-start accounting" under GAAP may be required. Under fresh-start accounting, the reorganization value of the entity would be allocated to the entity’s individual assets and liabilities on a fair value basis in conformity with the procedures specified by ASC 805, "Business Combinations."

RESULTS OF OPERATIONS

Consolidated Financial Results – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

See "Competitive Electric Segment – Financial Results" below for a discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain (loss) from commodity hedging and trading activities; operating costs; depreciation and amortization; SG&A expenses and franchise and revenue-based taxes.

In 2013 and 2012, impairments of goodwill of $1.0 billion and $1.2 billion, respectively, were recorded in the Competitive Electric segment as discussed in Note 4 to Financial Statements.

See Note 7 to Financial Statements for details of other income and deductions.

Results include fees for legal and other consulting services associated with our debt restructuring activities, which totaled $105 million in 2013 and $11 million in 2012 and are reported in SG&A expenses. Of the 2013 amount, $63 million is included in the Competitive Electric segment results and $42 million is included in Corporate and Other activities. The 2012 amount of $11 million is included in the Competitive Electric segment results.

Interest expense and related charges decreased $804 million, or 23%, to $2.704 billion in 2013. The decrease was driven by $886 million in higher unrealized mark-to-market net gains on interest rate swaps in 2013, which reflected the nonperformance risk adjustment related to interest rate swaps as discussed in Note 13 to Financial Statements. This change was partially offset by $74 million in higher interest expense driven by higher average borrowings. See Note 19 to Financial Statements for details of interest expense and related charges.

Income tax benefit totaled $1.271 billion and $1.232 billion in 2013 and 2012, respectively. Excluding the $305 million income tax benefit recorded in 2013 related to resolution of IRS audit matters, the 2013 impairment of the assets of the nuclear generation development joint venture and the nondeductible goodwill impairment charges in both years, the effective tax rates were 34.2% and 33.6% in 2013 and 2012, respectively. The increase in the effective tax benefit rate was driven by lower accrued interest on uncertain tax positions. See Note 8 to Financial Statements for discussion of the impairment of the joint venture's assets. See Note 4 to Financial Statements for discussion of goodwill impairments. See Note 5 to Financial Statements for discussion of uncertain tax positions. See Note 6 to Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $65 million to $335 million in 2013. The change in our equity in earnings reflected an $11 million favorable tax effect in 2013 due to resolution of certain income tax positions at Oncor and a $31 million unfavorable impact in 2012 from the settlement of a management incentive pay plan. The settlement resulted in a $57 million pretax charge reported by Oncor. Excluding these items, the increase in Oncor's earnings reflected higher revenues driven by higher transmission rates, the effect of colder fall/winter weather and growth in points of delivery, partially offset by higher operation and maintenance expenses and higher depreciation. See Note 3 to Financial Statements.

Net loss for EFH Corp. decreased $1.142 billion to $2.218 billion in 2013.

•	Net loss for the Competitive Electric segment decreased $754 million to $2.309 billion.

•	Earnings from the Regulated Delivery segment increased $65 million to $335 million as discussed above.

•
After-tax net expenses from Corporate and Other activities totaled $244 million and $567 million in 2013 and 2012, respectively. The change reflects $226 million of income tax benefit related to resolution of IRS audits, which represents the portion applicable to Corporate and Other activities, recorded in 2013 as discussed in Note 5 to Financial Statements. The change also reflects a $93 million pension charge in 2012, or $144 million pretax, which represented the Corporate and Other portion of the $285 million total pretax charge ($141 million balance reported in the Competitive Electric segment) (see Note 15 to Financial Statements). These factors were partially offset by $27 million, or $42 million pre-tax, in legal and other professional fees incurred in 2013 related to our debt restructuring activities. The amounts in 2013 and 2012 include recurring interest expense on outstanding debt, as well as corporate general and administrative expenses.

Net loss attributable to noncontrolling interests of $107 million represents the noncontrolling interest share of the impairment of the assets of the nuclear generation development joint venture.

Consolidated Financial Results – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

See "Competitive Electric Segment – Financial Results" below for a discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain (loss) from commodity hedging and trading activities; operating costs; depreciation and amortization; SG&A expenses and franchise and revenue-based taxes.

In 2012, a $1.2 billion impairment of goodwill was recorded in the Competitive Electric segment as discussed in Note 4 to Financial Statements.

See Note 7 to Financial Statements for details of other income and deductions.

Interest expense and related charges decreased $786 million, or 18%, to $3.508 billion in 2012. The decrease was driven by $172 million in unrealized mark-to-market net gains on interest rate swaps in 2012 compared to $812 million in net losses in 2011. This change was partially offset by $242 million in higher interest expense reflecting issuances of EFIH Notes and amendment and extension of the TCEH Senior Secured Facilities completed in April 2011 (see Note 10 to Financial Statements).

Income tax benefit totaled $1.232 billion and $1.134 billion in 2012 and 2011, respectively. Excluding the $1.2 billion nondeductible goodwill impairment charge, the effective tax rate was 33.6% and 34.0% in 2012 and 2011, respectively. See Note 6 to Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $16 million to $270 million in 2012. Oncor's results reflected unusual charges of $57 million (pretax) in 2012 related to settlement of a management incentive pay plan and $7 million (pretax) in 2011 related to an inventory write-off. Other drivers of the change in Oncor's results were higher tariffs, reflecting the 2011 rate case and other filings with the PUCT, partially offset by the effect of milder weather on revenues and higher depreciation, operation and maintenance and interest expense. See Note 3 to Financial Statements.

Net loss increased $1.447 billion to $3.360 billion in 2012.

•	Net loss for the Competitive Electric segment increased $1.238 billion to $3.063 billion.

•	Earnings from the Regulated Delivery segment decreased $16 million to $270 million as discussed above.

•
After-tax net expenses from Corporate and Other activities totaled $567 million and $374 million in 2012 and 2011, respectively. The amounts in 2012 and 2011 include recurring interest expense on outstanding debt, as well as corporate general and administrative expenses. The $193 million increase reflected a $93 million pension charge, or $144 million pretax, which represents the Corporate and Other portion of the $285 million total charge ($141 million balance reported in the Competitive Electric segment) related to pension plan actions discussed in Note 15 to Financial Statements. The increase also reflected $72 million in higher net interest expense reflecting debt issuances at EFIH and PIK interest payments on EFH Corp. Toggle Notes, partially offset by lower intercompany borrowings, reflecting the repayment a portion of the TCEH Demand Notes (see Notes 10 and 17 to Financial Statements).

Non-GAAP Earnings Measures

In communications with investors, we use a non-GAAP earnings measure that reflects adjustments to earnings reported in accordance with US GAAP in order to review and analyze underlying operating performance. These adjustments, which are generally noncash, consist of unrealized mark-to-market gains and losses, impairment charges, debt extinguishment gains and other charges, and credits or gains that are unusual or nonrecurring. All such items and related amounts are disclosed in our annual report on Form 10-K and quarterly reports on Form 10-Q. Our communications with investors also reference "Adjusted EBITDA," which is a non-GAAP measure used in calculation of ratios under certain debt securities covenants.

Competitive Electric Segment
Financial Results

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$5,899	$5,636	$7,040
Fuel, purchased power costs and delivery fees	(2,848)	(2,816)	(3,396)
Net gain (loss) from commodity hedging and trading activities	(54)	389	1,011
Operating costs	(881)	(888)	(924)
Depreciation and amortization	(1,333)	(1,344)	(1,471)
Selling, general and administrative expenses	(681)	(659)	(728)
Franchise and revenue-based taxes	(75)	(80)	(96)
Impairment of goodwill	(1,000)	(1,200)	—
Other income	9	14	45
Other deductions	(190)	(223)	(526)
Interest income	6	46	87
Interest expense and related charges	(2,062)	(2,892)	(3,830)
Loss before income taxes	(3,210)	(4,017)	(2,788)
Income tax benefit	794	954	963
Net loss	(2,416)	(3,063)	(1,825)
Net loss attributable to noncontrolling interests	107	—	—
Net loss attributable to the Competitive Electric segment	$(2,309)	$(3,063)	$(1,825)

Competitive Electric Segment
Sales Volume and Customer Count Data

	Year Ended December 31,			2013	2012
	2013	2012	2011	% Change	% Change
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	22,791	23,283	27,337	(2.1)	(14.8)
Small business (a)	5,387	5,914	7,059	(8.9)	(16.2)
Large business and other customers	9,816	10,373	12,828	(5.4)	(19.1)
Total retail electricity	37,994	39,570	47,224	(4.0)	(16.2)
Wholesale electricity sales volumes (b)	38,320	34,524	34,496	11.0	0.1
Total sales volumes	76,314	74,094	81,720	3.0	(9.3)

Average volume (kWh) per residential customer (c)	14,815	14,617	16,100	1.4	(9.2)

Weather (North Texas average) – percent of normal (d):
Cooling degree days	103.0%	114.7%	132.7%	(10.2)	(13.6)
Heating degree days	117.8%	82.0%	109.7%	43.7	(25.3)

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential	1,516	1,560	1,625	(2.8)	(4.0)
Small business (a)	176	176	185	—	(4.9)
Large business and other customers	17	17	19	—	(10.5)
Total retail electricity customers	1,709	1,753	1,829	(2.5)	(4.2)
___________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Revenue and Commodity Hedging and Trading Activities

	Year Ended December 31,			2013	2012
	2013	2012	2011	% Change	% Change
Operating revenues:
Retail electricity revenues:
Residential	$2,984	$2,918	$3,377	2.3	(13.6)
Small business (a)	680	738	896	(7.9)	(17.6)
Large business and other customers	675	717	997	(5.9)	(28.1)
Total retail electricity revenues	4,339	4,373	5,270	(0.8)	(17.0)
Wholesale electricity revenues (b)(c)	1,282	1,005	1,482	27.6	(32.2)
Amortization of intangibles (d)	22	21	18	4.8	16.7
Other operating revenues	256	237	270	8.0	(12.2)
Total operating revenues	$5,899	$5,636	$7,040	4.7	(19.9)

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$1,057	$1,953	$971
Unrealized net gains (losses)	(1,111)	(1,564)	40
Total	$(54)	$389	$1,011
___________

(a)	Customers with demand of less than 1 MW annually.

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

	Year Ended December 31,
	2013	2012	2011
Reported in revenues	$(2)	$(1)	$—
Reported in fuel and purchased power costs	22	39	18
Net gain	$20	$38	$18

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Year Ended December 31,			2013	2012
	2013	2012	2011	% Change	% Change
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$173	$175	$160	(1.1)	9.4
Fuel for lignite/coal facilities (a) (b)	869	816	992	6.5	(17.7)
Total nuclear and lignite/coal facilities (a)	1,042	991	1,152	5.1	(14.0)
Fuel for natural gas facilities and purchased power costs (a) (b)	292	323	426	(9.6)	(24.2)
Amortization of intangibles (c)	37	48	111	(22.9)	(56.8)
Other costs	196	194	309	1.0	(37.2)
Fuel and purchased power costs	1,567	1,556	1,998	0.7	(22.1)
Delivery fees (d)	1,281	1,260	1,398	1.7	(9.9)
Total	$2,848	$2,816	$3,396	1.1	(17.1)
Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.45	$8.78	$8.30	(3.8)	5.8
Lignite/coal facilities (a) (e)	$19.93	$20.54	$19.79	(3.0)	3.8
Natural gas facilities and purchased power (a) (f)	$46.62	$45.06	$53.26	3.5	(15.4)
Delivery fees per MWh	$33.57	$31.75	$29.52	5.7	7.6
Production and purchased power volumes (GWh):
Nuclear facilities	20,487	19,897	19,283	3.0	3.2
Lignite/coal facilities (g)	52,023	49,298	58,165	5.5	(15.2)
Total nuclear and lignite/coal facilities	72,510	69,195	77,448	4.8	(10.7)
Natural gas facilities	899	1,295	1,233	(30.6)	5.0
Purchased power (h)	2,905	3,604	3,039	(19.4)	18.6
Total energy supply volumes	76,314	74,094	81,720	3.0	(9.3)
Capacity factors:
Nuclear facilities	101.7%	98.5%	95.7%	3.2	2.9
Lignite/coal facilities (g)	74.1%	70.0%	83.5%	5.9	(16.2)
Total	80.2%	76.4%	86.2%	5.0	(11.4)
___________

(a)	2011 reflects reclassifications of start-up fuel to lignite/coal from natural gas facilities to conform to current period presentation.

(b)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

(c)
Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.

(d)	Includes delivery fee charges from Oncor.

(e)
Includes depreciation and amortization of lignite mining assets (except for incremental depreciation in 2011 due to the CSAPR as discussed in Note 4 to Financial Statements), which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs and excludes unrealized amounts as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

(f)	Excludes volumes related to line loss and power imbalances and unrealized amounts referenced in footnote (d) immediately above.

(g)	Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 12,460 GWh, 10,410 GWh and 4,290 GWh in 2013, 2012 and 2011, respectively.

(h)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment – Financial Results – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating revenues increased $263 million, or 5%, to $5.899 billion in 2013.

Retail electricity revenues decreased $34 million, or 1%, to $4.339 billion reflecting a $174 million decline in sales volumes partially offset by $140 million in higher average prices. Sales volumes fell 4% reflecting declines in both business and residential markets. Business market volumes declined 7% reflecting changes in customer mix and competitive intensity. Residential volumes declined 2% reflecting a 3% decrease in customer counts, partially offset by higher average usage driven by the effect of colder weather in the fourth quarter 2013. Overall average retail pricing increased 3% driven by residential markets and due in part to higher delivery fees incurred and passed on to customers.

Wholesale electricity revenues increased $277 million, or 28%, to $1.282 billion in 2013 reflecting a $166 million increase due to higher average prices and a $111 million increase in sales volumes. Higher average prices reflected an increase in natural gas prices. Wholesale sales volumes increased 11% reflecting higher generation volumes and lower volumes sold in our retail operations.

Fuel, purchased power costs and delivery fees increased $32 million, or 1%, to $2.848 billion in 2013. Lignite/coal fuel costs increased $53 million driven by higher generation volumes, higher lignite mining costs and lower lignite in the fuel blend, partially offset by lower western coal prices. Delivery fees increased $21 million reflecting higher rates, partially offset by lower retail volumes. Natural gas fuel costs decreased $32 million primarily reflecting decreases in natural gas fueled generation volumes. Amortization of the nuclear fuel intangible asset arising from purchase accounting at the Merger date decreased $8 million.

Lignite/coal fueled generation volumes increased 6% and nuclear fueled volumes increased 3% reflecting fewer unplanned and planned outage days.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $54 million in net losses and $389 million in net gains for the years ended December 31, 2013 and 2012, respectively, and includes the natural gas hedging positions discussed above under "Significant Activities and Events and Items Influencing Future Performance - Natural Gas Hedging Program," as well as other hedging positions.

	Year Ended December 31, 2013
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$1,055	$(1,090)	$(35)
Trading positions	2	(21)	(19)
Total	$1,057	$(1,111)	$(54)

	Year Ended December 31, 2012
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$1,885	$(1,542)	$343
Trading positions	68	(22)	46
Total	$1,953	$(1,564)	$389

The decreases in net realized gains and unrealized losses reflected lower volumes and prices of maturing natural gas hedging positions. Net unrealized losses in 2012 were mitigated by the effect of unrealized gains on unsettled positions due to decreases in forward natural gas prices.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $20 million and $38 million in net gains in 2013 and 2012, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $7 million, or 1%, to $881 million in 2013. The decrease reflected $8 million in lower lease expense due to purchase of the interest in a trust holding certain combustion turbines and $8 million in lower information technology project costs, partially offset by $7 million in higher nuclear generation costs driven by the scope of planned outage maintenance projects and $4 million in higher maintenance costs associated with lignite/coal fueled generation unit outages.

SG&A expenses increased $22 million, or 3%, to $681 million in 2013. The increase reflected $63 million in legal and consulting costs in 2013 associated with our debt restructuring initiatives, compared to $11 million in 2012. This increase is partially offset by $29 million in lower employee-related costs driven by lower incentive compensation expenses.

In 2013 and 2012, impairments of goodwill of $1.0 billion and $1.2 billion, respectively, were recorded as discussed in Note 4 to Financial Statements.

Other income totaled $9 million in 2013 and $14 million in 2012. See Note 7 to Financial Statements.

Other deductions totaled $190 million in 2013 and $223 million in 2012. Other deductions in 2013 include a $140 million impairment of the assets of the nuclear generation development joint venture, a $27 million impairment charge to writedown equipment remaining from cancelled generation projects and $10 million in other asset impairments. Other deductions in 2012 included a $141 million charge related to pension plan actions discussed in Note 15 to Financial Statements, which represents the Competitive Electric Segment portion of the $285 million total charge (balance reported in Corporate and Other), a $35 million impairment charge to writedown equipment remaining from cancelled generation projects and a $24 million impairment of mineral interest assets as a result of lower natural gas drilling activity and prices. See Notes 7 and 8 to Financial Statements.

Interest income decreased $40 million to $6 million in 2013. The decrease was driven by EFH Corp.'s settlement of the TCEH Demand Notes. See Note 17 to Financial Statements.

Interest expense and related charges decreased $830 million, or 29%, to $2.062 billion in 2013. The decrease was driven by $887 million in higher unrealized mark-to-market net gains on interest rate swaps. See Note 13 to Financial Statements regarding nonperformance risk adjustment related to interest rate swaps. This change was partially offset by $83 million in higher amortization of debt issuance costs and discounts reflecting the January 2013 amendment and extension of the TCEH Revolving Credit Facility.

Income tax benefit totaled $794 million and $954 million on pretax losses in 2013 and 2012, respectively. Excluding the $79 million in total income tax benefit recorded in 2013 related to resolution of IRS audit matters, the 2013 impairment of the assets of the nuclear generation development joint venture and the nondeductible goodwill impairment charges in both years, the effective tax rates were 34.0% and 33.9% in 2013 and 2012, respectively. See Note 8 to Financial Statements for discussion of the impairment of the joint venture's assets. See Note 4 to Financial Statements for discussion of goodwill impairments. See Note 5 to Financial Statements for discussion of uncertain tax positions. See Note 6 to Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Net loss for the Competitive Electric segment decreased $754 million to $2.309 billion in 2013. The net losses in 2013 and 2012 reflected goodwill impairment charges of $1.0 billion and $1.2 billion, respectively. Other factors contributing to the change included $887 million in higher unrealized mark-to-market net gains on interest rate swaps, $231 million in higher revenues net of fuel, purchased power and delivery fees, a $141 million pension charge in 2012 and a $79 million income tax benefit in 2013 due to resolution of IRS audit matters. These items were partially offset by $54 million in net losses from commodity hedging and trading activities in 2013 compared to $389 million in net gains in 2012, as well as the $140 million impairment of the assets of the nuclear generation development joint venture.

Net loss attributable to noncontrolling interests of $107 million represents the noncontrolling interest share of the impairment of the assets of the nuclear generation development joint venture.

Competitive Electric Segment – Financial Results – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating revenues decreased $1.404 billion, or 20%, to $5.636 billion in 2012.

Retail electricity revenues decreased $897 million, or 17%, to $4.373 billion reflecting an $854 million decline in sales volumes and $43 million in lower average prices. Sales volumes fell 16% reflecting declines in both the residential and business markets. Residential volumes were lower due to much milder weather and a 4% decrease in customer counts driven by competitive activity. Business market volumes were lower due to a change in customer mix and lower customer counts driven by competitive intensity. Overall average retail pricing declined 1% driven by business markets.

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

A 15% decrease in lignite/coal fueled generation volumes was driven by increased economic backdown and generation unit planned and unplanned outages, while nuclear fueled generation volumes increased 3% reflecting one refueling outage in 2012 and two in 2011.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $389 million and $1.011 billion in net gains for the years ended December 31, 2012 and 2011, respectively, and includes the natural gas hedging positions discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program," as well as other hedging positions.

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

In 2012, a $1.2 billion impairment of goodwill was recorded as discussed in Note 4 to Financial Statements.

Other income totaled $14 million in 2012 and $45 million in 2011. Other income in 2012 included a $6 million fee received to novate certain hedge transactions between counterparties. Other income in 2011 included $21 million related to the settlement of bankruptcy claims against a counterparty, $7 million for a property damage claim and $6 million from a franchise tax refund related to prior years. See Note 7 to Financial Statements.

Other deductions totaled $223 million in 2012 and $526 million in 2011. Other deductions in 2012 included a $141 million charge related to pension plan actions discussed in Note 15 to Financial Statements, which represents the Competitive Electric Segment portion of the $285 million total charge (balance reported in Corporate and Other), a $35 million impairment charge to writedown equipment remaining from cancelled generation projects and a $24 million impairment of mineral interest assets as a result of lower natural gas drilling activity and prices. Other deductions in 2011 resulting from the issuance of the CSAPR included a $418 million impairment charge for excess SO2 emission allowances due to emission allowance limitations under the CSAPR and a $9 million impairment of mining assets. Other deductions in 2011 also included $86 million in third party fees related to the amendment and extension of the TCEH Senior Secured Facilities. See Note 7 to Financial Statements.

Interest income decreased $41 million, or 47%, to $46 million. The decrease was driven by lower intercompany debt balances.

Interest expense and related charges decreased $938 million, or 24%, to $2.892 billion in 2012. The decrease was driven by $166 million in unrealized mark-to-market net gains on interest rate swaps in 2012 compared to $812 million in unrealized mark-to-market net losses in 2011.

Income tax benefit totaled $954 million and $963 million on pretax losses in 2012 and 2011, respectively. Excluding the $1.2 billion nondeductible goodwill impairment charge recorded in 2012, the effective rate was 33.9% and 34.5% in 2012 and 2011, respectively. The decrease in the effective rate was driven by the absence of the domestic production deduction due to an expected loss for federal income tax purposes in 2012 compared to income in 2011.

Net loss for the Competitive Electric segment increased $1.238 billion to $3.063 billion in 2012 reflecting the $1.2 billion goodwill impairment charge, lower revenues net of fuel, purchased power and delivery fees as well as lower results from commodity hedging and trading activities, partially offset by unrealized mark-to-market net gains on interest rate swaps, compared to net losses in 2011, and the emission allowances impairment in 2011.

Competitive Electric Segment – Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2013, 2012 and 2011. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $1.093 billion and $1.521 billion in unrealized net losses in 2013 and 2012, respectively, and $58 million in unrealized net gains in 2011, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Year Ended December 31,
	2013	2012	2011
Commodity contract net asset at beginning of period	$1,664	$3,190	$3,097
Settlements of positions (a)	(1,039)	(1,800)	(1,081)
Changes in fair value of positions in the portfolio (b)	(54)	279	1,139
Other activity (c)	(46)	(5)	35
Commodity contract net asset at end of period	$525	$1,664	$3,190
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(b)
Represents unrealized net gains (losses) recognized, reflecting the effect of changes in forward natural gas prices on the value of natural gas hedging positions (see discussion above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program"), as well as changes in the value of other hedging positions. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(c)
These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at December 31, 2013, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at December 31, 2013
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$(68)	$(2)	$(70)
Prices provided by other external sources	556	—	556
Prices based on models	36	3	39
Total	$524	$1	$525
Percentage of total fair value	100%	—%	100%

The "prices actively quoted" category reflects only exchange-traded contracts for which active quotes are readily available. The "prices provided by other external sources" category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT's North Hub that are deemed active markets extend through 2015 and over-the-counter quotes for natural gas generally extend through 2016, depending upon delivery point. The "prices based on models" category contains the value of all non-exchange-traded options valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 13 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Operating Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash used in operating activities totaled $503 million and $818 million in 2013 and 2012, respectively. The improvement of $315 million was more than accounted for by favorable changes in accounts payable, prepaid expenses and accrued liability accounts due primarily to timing of payments. Other key favorable factors included the effect of the $259 million pension plan cash contribution in 2012, an approximately $200 million effect of increased wholesale electricity revenues driven by higher average prices, $163 million in higher net distributions (including income tax payments) received from Oncor Holdings and $156 million in favorable changes in margin deposits. Key unfavorable factors included a decrease of $896 million in net realized gains from commodity hedging and trading activities and an increase of $248 million in interest payments.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Cash used in operating activities totaled $818 million in 2012 compared to cash provided by operating activities of $841 million in 2011. The change of $1.659 billion reflected net changes in margin deposits totaling $1.0 billion. The change in margin deposits largely relates to the natural gas hedging positions; in 2012 more margin deposits were returned to counterparties due to settlement of maturing positions than were received from counterparties due to decreases in natural gas prices, while activity in 2011 reflected the opposite. The change in cash flows also reflected cash contributions of $259 million related to pension plan actions (see Note 15 to Financial Statements), $188 million in higher cash interest payments and an increase of $175 million in working capital used reflecting timing of accounts payable and accrued expense payments.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $166 million, $179 million and $244 million for the years ended December 31, 2013, 2012 and 2011, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Financing Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash used in financing activities totaled $196 million in 2013 and cash provided by financing activities totaled $3.373 billion in 2012. Activity in 2013 reflected scheduled repayments of debt and an $82 million repayment resulting from the termination of the accounts receivable securitization program (see Note 9 to Financial Statements). Activity in 2012, including the issuance of $2.253 billion of EFIH senior notes, is discussed immediately below.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Cash provided by financing activities totaled $3.373 billion in 2012 compared to cash used in financing activities totaling $1.014 billion in 2011. Activity in 2012 reflected the issuance of $2.253 billion of EFIH senior notes, the proceeds from which were primarily used to repay $950 million in borrowings under the TCEH Revolving Credit Facility and fund a $680 million escrow account to repay the balance of the TCEH Demand Notes in January 2013, and an increase in borrowings of $1.384 billion under the TCEH Revolving Credit Facility (see Notes 10 and 17 to Financial Statements). Activity in 2012 also included a $159 million payment to settle transition bond reimbursement agreements with Oncor (see Note 17 to Financial Statements). Activity in 2011 reflected the amendment and extension of the TCEH Senior Secured Facilities, including approximately $800 million in transaction costs, and repayments of certain debt securities, including $415 million of pollution control revenue bonds.

See Note 10 to Financial Statements for further detail of borrowings and debt.

Investing Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Cash provided by investing activities totaled $3 million in 2013 and cash used in investing activities totaled $1.468 billion in 2012. The change was driven by restricted cash movements, as $680 million was deposited in an escrow account in 2012 for the purpose of EFH Corp. repaying the balance of the TCEH Demand Notes (see Note 17 to Financial Statements), and the funds were released from the escrow account in 2013 to make the repayment. Capital expenditures (excluding nuclear fuel purchases) decreased $163 million to $501 million in 2013 reflecting decreases in generation environmental-related spending and other capital projects, partially offset by increased spending on lignite mine development. Nuclear fuel purchases decreased $97 million to $116 million due to timing of purchases for refueling cycles. Investing activities in 2013 also included $40 million used to acquire the owner participant interest in a trust established to lease six natural gas combustion turbines to TCEH. See Note 10 to Financial Statements and discussion below under "Debt Activity" regarding the debt obligation of the trust.

Capital expenditures, including nuclear fuel, in 2013 totaled $617 million and consisted of:

•	$366 million for major maintenance, primarily in existing generation operations;

•	$93 million for environmental expenditures related to generation units;

•	$116 million for nuclear fuel purchases, and

•	$42 million for information technology, nuclear generation development and other corporate investments.

Cash capital expenditures in 2013 are net of $12 million of reimbursements from the DOE related to dry cask storage. We expect to be reimbursed for our allowable costs of constructing dry cask storage for spent nuclear fuel through 2016 in accordance with a settlement agreement with the DOE.

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

Cash capital expenditures in 2012 are net of $19 million of reimbursements from the DOE related to dry cask storage.

Debt Activity — Debt activities during the year ended December 31, 2013 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Settlements
TCEH (a)	$385	$(176)
EFCH (b)	—	(11)
EFIH (c)	1,564	(139)
EFH Corp. (d)	—	(1,273)
Total	$1,949	$(1,599)
___________

(a)
Borrowings include $340 million noncash principal increases of TCEH Term Loan Facilities as fees in consideration for the extension of $645 million of commitments under the TCEH Revolving Credit Facility, as well as debt assumed of $45 million in connection with the purchase of the interest in a trust holding certain combustion turbines as discussed above. Settlements include the repayment of $82 million in net borrowings under the accounts receivable securitization program (see Note 9 to Financial Statements), $82 million of payments of principal at scheduled maturity or mandatory tender dates and $12 million of payments of capital lease liabilities. See Note 10 to Financial Statements.

(b)	Settlements represent payments of principal at scheduled maturity dates.

(c)
Borrowings include $1.391 billion of EFIH debt issued in exchanges for EFH Corp. and EFIH debt in January 2013 and $173 million of noncash principal increases of EFIH Toggle Notes issued in 2013 in payment of accrued interest as discussed below under "EFIH Toggle Notes Interest Election." Settlements include noncash retirements related to January 2013 debt exchanges.

(d)	Settlements are noncash and include $1.266 billion of retirements related to January 2013 debt exchanges.

See Note 10 to Financial Statements for further detail of debt and other financing arrangements.

Available Liquidity — The following table summarizes changes in available liquidity for the year ended December 31, 2013.

	Available Liquidity
	December 31, 2013	December 31, 2012	Change
Cash and cash equivalents – EFH Corp. (parent entity)	$229	$314	$(85)
Cash and cash equivalents – EFIH (a)	242	1,104	(862)
Cash and cash equivalents – TCEH (b)	746	1,175	(429)
Total cash and cash equivalents	1,217	2,593	(1,376)
TCEH Letter of Credit Facility	195	183	12
Total liquidity	$1,412	$2,776	$(1,364)
___________

(a)	December 31, 2012 includes $680 million in cash held in escrow that was used in January 2013 to settle the TCEH Demand Notes (see Note 17 to Financial Statements).

(b)	Cash and cash equivalents in 2013 and 2012 exclude $945 million and $947 million, respectively, of restricted cash held for letter of credit support.

The decrease in available liquidity of $1.364 billion in the year ended December 31, 2013 reflected $617 million in cash used for capital expenditures, including nuclear fuel purchases, $503 million in cash used in operating activities, including $3.4 billion in interest payments, and $187 million in cash used in repayment of TCEH and EFCH borrowings. See discussion of cash flows above.

At April 25, 2014, cash and cash equivalents totaled $809 million, including $251 million at EFH Corp., $132 million at EFIH and $426 million at TCEH.

Liquidity After the Bankruptcy Filing — Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the date of the Bankruptcy Filing (including with respect to our debt instruments).

TCEH and EFIH have received binding commitments, subject to certain customary conditions, from certain financial institutions for DIP Facilities as discussed in Note 10 to Financial Statements. The TCEH DIP Facility provides for $4.5 billion in senior secured, super-priority financing. The EFIH First Lien DIP Facility provides for $5.4 billion in senior secured, super-priority financing. The EFIH Second Lien DIP Facility provides for $1.9 billion in secured, super-priority financing. We cannot be certain that the Bankruptcy Court will authorize entry into the DIP Facilities.

We have incurred and expect to continue to incur significant costs associated with the Bankruptcy Filing and our reorganization, but we cannot accurately predict the effect the Bankruptcy Filing will have on our operations, liquidity, financial position and results of operations. Based upon our current internal financial forecasts, we believe that we will have sufficient amounts available under the DIP Facilities, plus cash generated from operations, to fund our anticipated cash requirements through at least the end of 2014.

Liquidity Needs, Including Capital Expenditures — Capital expenditures and nuclear fuel purchases for 2014 are expected to total approximately $700 million and include:

•	$525 million for investments in TCEH generation facilities, including approximately:

•	$450 million for major maintenance and

•	$75 million for environmental expenditures related to the MATS and other regulations;

•	$100 million for nuclear fuel purchases and

•	$75 million for information technology and other corporate investments.

Distributions of Earnings from Oncor Holdings and Related Risks — Oncor Holdings' distributions of earnings to us totaled $213 million, $147 million and $116 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also received a distribution totaling $37 million from Oncor Holdings in February 2014. See Note 3 to Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

As a result of the Bankruptcy Filing, Oncor has credit risk exposure to trade accounts receivable from TCEH, which relate to delivery services provided by Oncor to TCEH's retail operations. At March 31, 2014, these accounts receivable totaled $124 million, including $42 million in unbilled amounts. The accounts receivable are secured by $6 million in letters of credit posted by TCEH. Amounts due for ongoing delivery services are billed by Oncor monthly and are due within 35 days of the billing date. Oncor has additional credit risk exposure to EFH Corp. and certain of its subsidiaries totaling approximately $20 million at March 31, 2014, including an $18 million federal income tax receivable from EFH Corp. under the Federal and State Income Tax Allocation Agreement. Additional income tax receivable amounts may arise in the normal course under that agreement.

Because Oncor would not seek regulatory rate recovery for such credit losses, Oncor's earnings could be reduced by the amount (after-tax) of any nonpayment by EFH Corp. and its subsidiaries of amounts owed to Oncor.

Pension and OPEB Plan Funding — See Note 15 to Financial Statements.

EFIH Toggle Notes Interest Election — EFIH made its 2013 interest payments on the EFIH Toggle Notes by using the PIK feature of those notes. During the applicable PIK interest periods, the interest rate on these notes is increased from 11.25% to 12.25%. As a result of the PIK election, EFIH increased the aggregate principal amount of the notes by $173 million in 2013. See Note 10 to Financial Statements for further discussion of the EFIH Toggle Notes.

Liquidity Effects of Commodity Hedging and Trading Activities — At December 31, 2013, over 95% of the natural gas hedging positions, discussed above under "Significant Activities and Events and Items Influencing Future Performance — Natural Gas Hedging Program," were secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. We have entered into other commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. TCEH uses cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 10 to Financial Statements for more information about the TCEH Senior Secured Facilities and TCEH Senior Secured Notes.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At December 31, 2013, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At December 31, 2013, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$93 million in cash has been posted with counterparties as compared to $71 million posted at December 31, 2012;

•	$302 million in cash has been received from counterparties as compared to $600 million received at December 31, 2012;

•	$317 million in letters of credit have been posted with counterparties, as compared to $376 million posted at December 31, 2012, and

•	$3 million in letters of credit have been received from counterparties, as compared to $22 million received at December 31, 2012.

Because certain agreements related to these activities are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements. If the agreements are terminated, such cash and letter of credit postings may be used in the ultimate settlement of the positions.

Income Tax Matters — EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. EFH Corp. (parent entity) is a corporate member of the EFH Corp. consolidated group, while each of EFIH, Oncor Holdings, EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Prior to the restructuring transaction in April 2013 discussed below, EFCH was a corporate member of the group. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Pursuant to applicable US Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

EFH Corp. and its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Pursuant to the proposed Oncor TSA Amendment, any payment required to be made to EFH Corp. under the agreement after March 31, 2014, will instead be made to EFIH.

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

Immediately after the consummation of the Transactions, each of EFH2 and EFCH had the same management, assets, businesses and operations as EFH Corp. and EFCH had, respectively, immediately prior to the consummation of the Transactions. The Transactions had no, and will have no, effect on EFH2's or EFCH's (or their respective subsidiaries') results of operations, liquidity or financial statements. EFH2 and EFH Corp. are both referred to as EFH Corp. throughout this annual report on Form 10-K.

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $53 million, and no payments or refunds of federal income taxes are expected. Income tax payments (all Texas margin tax) totaled $65 million, $71 million and $37 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in the next twelve months (see Note 5 to Financial Statements).

Interest Rate Swap Transactions — See Note 10 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — In October 2013, we terminated the Accounts Receivable Securitization Program and repaid all outstanding obligations under the program. See Note 9 to Financial Statements.

Capitalization — Our capitalization ratios consisted of 163.4% and 140.6% debt, less amounts with contractual maturity dates in the next twelve months, and (63.4)% and (40.6)% common stock equity, at December 31, 2013 and 2012, respectively. Total debt to capitalization was 149.1% and 137.5% at December 31, 2013 and 2012, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The Bankruptcy Filing constituted an event of default under the agreements governing the debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults under the Bankruptcy Code. See Note 10 to Financial Statements for discussion of covenants related to the DIP Facilities.

Material Credit Rating Covenants and Creditworthiness Effects on Liquidity — Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At December 31, 2013, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $21 million, with $9 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at December 31, 2013, TCEH posted letters of credit in the amount of $61 million, which are subject to adjustments.

The RCT has rules in place to assure that parties can meet their mining reclamation obligations, including through self-bonding when appropriate. As a result of the Bankruptcy Filing, TCEH notified the RCT that its Luminant Mining subsidiary no longer qualifies to self-bond and, to collateralize its mining reclamation obligation, will be submitting to the RCT a collateral bond in an amount equal to or in excess of its reclamation bonding obligation. See Note 10 to Financial Statements regarding the DIP Facilities. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts. As disclosed in Note 19 to Financial Statements, our recorded mining reclamation liability totaled $98 million at December 31, 2013, which represents the present value of estimated costs to complete reclamation of land mined or being mined.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $100 million at December 31, 2013 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Material Cross Default/Acceleration Provisions — Certain of our financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on our debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

Under the terms of a TCEH rail car lease, which has $38 million in remaining lease payments at December 31, 2013 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default. However, the noteholders under the related trust agreements may not be prevented from taking actions against TCEH under the Bankruptcy Code.

Under the terms of another TCEH rail car lease, which has $41 million in remaining lease payments at December 31, 2013 and terminates in 2029, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default. However, the noteholders under the related trust agreements may not be prevented from taking actions against TCEH under the Bankruptcy Code.

Contractual Obligations and Commitments — The following table summarizes our contractual cash obligations at December 31, 2013 (see Notes 10 and 11 to Financial Statements for additional disclosures regarding these debt and noncancellable purchase obligations). Prepetition obligations (i.e., obligations incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court.

Contractual Cash Obligations:	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Debt – principal, including capital leases (a)	$40,440	$—	$—	$—	$40,440
Operating leases	30	53	68	151	302
Obligations under commodity purchase and services agreements (b)	825	962	586	679	3,052
Total contractual cash obligations	$41,295	$1,015	$654	$830	$43,794
___________

(a)
Includes $2.054 billion of borrowings under the TCEH Revolving Credit Facilities. Excludes unamortized premiums and discounts and fair value premiums and discounts related to purchase accounting. Contractual interest payments are excluded. Based on interest rates in effect and debt balances outstanding as of December 31, 2013, hypothetical projected contractual interest payments would be approximately $3.270 billion for 2014, including net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2013.

(b)
Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear related outsourcing and other purchase commitments. Amounts presented for variable priced contracts reflect the year-end 2013 price for all periods except where contractual price adjustment or index-based prices are specified.

The following are not included in the table above:

•	arrangements between affiliated entities and intercompany debt (see Note 17 to Financial Statements);

•
individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancellable without payment of a substantial cancellation penalty;

•	employment contracts with management, and

•
liabilities related to uncertain tax positions totaling $231 million (as well as accrued interest totaling $15 million) discussed in Note 5 to Financial Statements as the ultimate timing of payment, if any, is not known.

Guarantees — See Note 11 to Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 11 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 11 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after December 31, 2013 that are expected to materially impact our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Year Ended December 31,
	2013	2012
Month-end average Trading VaR:	$2	$7
Month-end high Trading VaR:	$4	$12
Month-end low Trading VaR:	$1	$1
VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Year Ended December 31,
	2013	2012
Month-end average MtM VaR:	$69	$132
Month-end high MtM VaR:	$97	$206
Month-end low MtM VaR:	$43	$96

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

	Year Ended December 31,
	2013	2012
Month-end average EaR:	$36	$109
Month-end high EaR:	$71	$161
Month-end low EaR:	$23	$77

The decrease in the Trading VaR risk measure above reflected lower market volatility and a decrease in trading positions. The decreases in the MtM VaR and EaR risk measures above reflected a reduction in natural gas hedging positions due to maturities and lower market volatility.

Interest Rate Risk

The following table provides information concerning our financial instruments at December 31, 2013 and 2012 that are sensitive to changes in interest rates, which consist of debt obligations and interest rate swaps:

	2013 Total Carrying Amount	2013 Total Fair Value	2012 Total Carrying Amount	2012 Total Fair Value
Debt amounts (a):
Fixed rate debt amount	$17,566	$10,273	$17,461	$11,999
Average interest rate (b)	10.87%		10.67%
Variable rate debt amount	$20,768	$14,380	$20,429	$13,891
Average interest rate (b)	4.50%		4.51%
Total debt	$38,334	$24,653	$37,890	$25,890
Debt swapped to fixed (c):
Amount (d)	$30,790		$31,060
Average pay rate	8.24%		8.37%
Average receive rate	4.78%		4.84%
Variable basis swaps (c):
Amount	$1,050		$11,967
Average pay rate	0.24%		0.33%
Average receive rate	0.17%		0.21%
___________

(a)
Borrowings under the TCEH Revolving Credit Facilities, capital leases and the effects of unamortized premiums and discounts are excluded from the table. The Bankruptcy Filing constituted an event of default under the indentures governing the company's debt instruments. As a result, the accompanying consolidated balance sheet as of December 31, 2013 presents all debt classified as current. See Note 10 to Financial Statements.

(b)	The weighted average interest rate presented is based on the rate in effect at December 31, 2013.

(c)
In order to hedge our variable rate debt exposure, we have entered into interest rate swaps under which we receive amounts based on variable interest rates and pay amounts based on fixed interest rates. In addition, we have entered into certain interest rate basis swaps to further reduce borrowing costs. The average pay rate and average receive rate for variable rate instruments is based on rates in effect at December 31, 2013.

(d)
At December 31, 2013 and 2012, represents $18.19 billion and $18.46 billion, respectively, of swaps that expire through October 2014 and $12.6 billion of swaps at both dates that become effective during October 2014 and expire through October 2017.

At December 31, 2013, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on debt totaled $17 million, taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

The Bankruptcy Filing constituted an event of default under the interest rate swap agreements, and because the agreements are deemed to be "forward contracts" under the Bankruptcy Code, the counterparties may elect to terminate the agreements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.031 billion at December 31, 2013. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at December 31, 2013 include $526 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $58 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging, arising from derivative instruments. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At December 31, 2013, the exposure to credit risk from these counterparties totaled $505 million taking into account the netting provisions of the master agreements described above but before taking into account $302 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $203 million decreased $52 million in the year ended December 31, 2013.

Of this $203 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at December 31, 2013. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2014) recognized as derivative assets in the balance sheet, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 14 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$484	$299	$185
Noninvestment grade	21	3	18
Totals	$505	$302	$203
Investment grade	95.8%		91.1%
Noninvestment grade	4.2%		8.9%

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

Significant (10% or greater) concentration of credit exposure exists with four counterparties, which represented 17%, 16%, 15% and 11% of the $203 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" and the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•	our ability to obtain the approval of the Bankruptcy Court with respect to the Debtors' motions in the bankruptcy proceedings, including with respect to the DIP Facilities;

•	the effectiveness of the overall restructuring activities pursuant to the Bankruptcy Filing and any additional strategies we employ to address our liquidity and capital resources;

•	the terms and conditions of any bankruptcy plan that is ultimately approved by the Bankruptcy Court;

•
the extent to which the Bankruptcy Filing causes customers, suppliers and others with whom we have commercial relationships to lose confidence in us, which may make it more difficult for us to obtain and maintain such commercial relationships on competitive terms;

•	difficulties we may face in retaining and motivating our key employees through the bankruptcy process, and difficulties we may face in attracting new employees;

•	the significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations;

•	our ability to remain in compliance with the requirements of the DIP Facilities;

•	our ability to maintain or obtain sufficient financing sources for operations or to fund any bankruptcy plan and meet future obligations;

•	limitations on our ability to utilize previously incurred federal net operating losses or alternative minimum tax credits;

•	the actions and decisions of creditors, regulators and other third parties that have an interest in the bankruptcy proceedings that may be inconsistent with our plans;

•	the length of time that the Debtors will be debtors-in-possession under the Bankruptcy Code;

•	the actions and decisions of regulatory authorities relative to our bankruptcy plan;

•	restrictions on our operations due to the terms of our debt agreements, including the DIP Facilities, and restrictions imposed by the Bankruptcy Court;

•	our ability to obtain any required regulatory consent necessary to implement a bankruptcy plan;

•	the outcome of potential litigation regarding whether note holders are entitled to make-whole premiums in connection with the treatment of their claims in bankruptcy;

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the RCT, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the CFTC, with respect to, among other things:

◦	allowed prices;

◦	allowed rates of return;

◦	permitted capital structure;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil fueled generation facilities;

◦	operations of mines;

◦	self-bonding requirements;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS, and greenhouse gas and other climate change initiatives, and

◦	clearing over-the-counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements, including the legal proceedings arising out of the bankruptcy;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	changes in the ability of vendors to provide or deliver commodities as needed;

•	changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	our ability to make intercompany loans or otherwise transfer funds among different entities in our corporate structure;

•	our ability to generate sufficient cash flow to make interest or adequate assurance payments, or refinance, our debt instruments, including DIP facilities;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Holdings Corp.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Holdings Corp. and subsidiaries ("EFH Corp.") as of December 31, 2013 and 2012, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of EFH Corp.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Holdings Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2013 have been prepared assuming that EFH Corp. will continue as a going concern. As discussed in Notes 2 and 10 to the consolidated financial statements, EFH Corp. is in default of certain covenants contained in its debt agreements and does not expect to be able to settle all its obligations coming due within the next twelve months and on April 29, 2014, Energy Future Holdings Corp. and the substantial majority of its subsidiaries, excluding Oncor Electric Delivery Holdings Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFH Corp.’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFH Corp.'s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2014 expressed an unqualified opinion on EFH Corp.'s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 29, 2014

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Operating revenues	$5,899	$5,636	$7,040
Fuel, purchased power costs and delivery fees	(2,848)	(2,816)	(3,396)
Net gain (loss) from commodity hedging and trading activities	(54)	389	1,011
Operating costs	(881)	(888)	(924)
Depreciation and amortization	(1,355)	(1,373)	(1,499)
Selling, general and administrative expenses	(747)	(674)	(742)
Franchise and revenue-based taxes	(75)	(80)	(96)
Impairment of goodwill (Note 4)	(1,000)	(1,200)	—
Other income (Note 7)	26	30	118
Other deductions (Note 7)	(193)	(380)	(553)
Interest income	1	2	2
Interest expense and related charges (Note 19)	(2,704)	(3,508)	(4,294)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(3,931)	(4,862)	(3,333)
Income tax benefit (Note 6)	1,271	1,232	1,134
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 3)	335	270	286
Net loss	(2,325)	(3,360)	(1,913)
Net loss attributable to noncontrolling interests	107	—	—
Net loss attributable to EFH Corp.	$(2,218)	$(3,360)	$(1,913)

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Net loss	$(2,325)	$(3,360)	$(1,913)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit (expense) of $5, $(90) and $(24)) (Note 15)	(8)	166	45
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $3, $3 and $10)	6	7	19
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit (expense) of $(8), $1 and $(13))	(14)	2	(23)
Total other comprehensive income (loss)	(16)	175	41
Comprehensive loss	(2,341)	(3,185)	(1,872)
Comprehensive loss attributable to noncontrolling interests	107	—	—
Comprehensive loss attributable to EFH Corp.	$(2,234)	$(3,185)	$(1,872)

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(2,325)	$(3,360)	$(1,913)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,521	1,552	1,743
Deferred income tax benefit, net	(992)	(1,252)	(1,219)
Income tax benefit due to IRS audit resolutions (Note 5)	(305)	—	—
Impairment of goodwill (Note 4)	1,000	1,200	—
Impairment of assets of nuclear generation development joint venture (Note 8)	140	—	—
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	1,091	1,526	(58)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps (Note 19)	(1,058)	(172)	812
Interest expense on toggle notes payable in additional principal (Notes 10 and 19)	176	209	219
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 19)	235	238	267
Equity in earnings of unconsolidated subsidiaries	(335)	(270)	(286)
Distributions of earnings from unconsolidated subsidiaries	213	147	116
Charges related to pension plan actions (Note 15)	—	285	—
Impairment of emissions allowances intangible assets (Note 4)	—	—	418
Other asset impairments (Note 7)	37	71	9
Third-party fees related to debt amendment and extension (Note 7) (reported as financing)	—	—	100
Debt extinguishment gains (Notes 7)	—	—	(51)
Bad debt expense (Note 9)	33	26	56
Accretion expense related primarily to mining reclamation obligations (Note 19)	33	37	48
Stock-based incentive compensation expense	7	11	13
Net (gain) loss on sale of assets	2	4	(3)
Other, net	7	—	(6)
Changes in operating assets and liabilities:
Accounts receivable — trade	(33)	21	176
Inventories	(6)	19	(23)
Accounts payable — trade	11	(142)	(120)
Payables due to unconsolidated subsidiary	109	(118)	(78)
Commodity and other derivative contractual assets and liabilities	49	9	(31)
Margin deposits, net	(320)	(476)	540
Other — net assets	131	(61)	(7)
Other — net liabilities	76	(322)	119
Cash provided by (used in) operating activities	$(503)	$(818)	$841

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Cash flows — financing activities:
Issuances of long-term debt (Note 10)	$—	$2,253	$1,750
Repayments/repurchases of debt (Note 10)	(105)	(41)	(1,431)
Net borrowings (repayments) under accounts receivable securitization program (Note 9)	(82)	(22)	8
Increase (decrease) in other borrowings (Note 10)	—	1,384	(455)
Decrease in note payable to unconsolidated subsidiary (Note 17)	—	(20)	(39)
Settlement of agreements with unconsolidated affiliate (Note 17)	—	(159)	—
Sale/leaseback of equipment	—	15	—
Contributions from noncontrolling interests	6	7	16
Debt amendment, exchange and issuance costs and discounts, including third-party fees expensed	(9)	(44)	(857)
Other, net	(6)	—	(6)
Cash provided by (used in) financing activities	(196)	3,373	(1,014)
Cash flows — investing activities:
Capital expenditures	(501)	(664)	(552)
Nuclear fuel purchases	(116)	(213)	(132)
Proceeds from sales of assets	4	2	52
Acquisition of combustion turbine trust interest (Note 10)	(40)	—	—
Restricted cash investment used to settle TCEH Demand Notes (Note 17)	680	(680)	—
Reduction of restricted cash related to TCEH Letter of Credit Facility	—	—	188
Other changes in restricted cash	(2)	129	(96)
Proceeds from sales of environmental allowances and credits	—	—	10
Purchases of environmental allowances and credits	(16)	(25)	(17)
Proceeds from sales of nuclear decommissioning trust fund securities	175	106	2,419
Investments in nuclear decommissioning trust fund securities	(191)	(122)	(2,436)
Other, net	10	(1)	29
Cash provided by (used in) investing activities	3	(1,468)	(535)

Net change in cash and cash equivalents	(696)	1,087	(708)
Cash and cash equivalents — beginning balance	1,913	826	1,534
Cash and cash equivalents — ending balance	$1,217	$1,913	$826

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,217	$1,913
Restricted cash (Note 19)	949	680
Trade accounts receivable — net (includes $— and $445 in pledged amounts related to a VIE (Notes 3 and 9))	718	718
Inventories (Note 19)	399	393
Commodity and other derivative contractual assets (Note 14)	851	1,595
Accumulated deferred income taxes	105	—
Margin deposits related to commodity positions	93	71
Other current assets	135	143
Total current assets	4,467	5,513
Restricted cash (Note 19)	—	947
Receivable from unconsolidated subsidiary (Note 17)	838	825
Investment in unconsolidated subsidiary (Note 3)	5,959	5,850
Other investments (Note 19)	891	767
Property, plant and equipment — net (Note 19)	17,791	18,705
Goodwill (Note 4)	3,952	4,952
Identifiable intangible assets — net (Note 4)	1,679	1,755
Commodity and other derivative contractual assets (Note 14)	4	586
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	865	1,070
Total assets	$36,446	$40,970
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under credit and other facilities (includes $— and $82 related to a VIE (Notes 3 and 10))	$2,054	$2,136
Notes, loans and other debt (Note 10)	38,198	103
Trade accounts payable	401	394
Net payables due to unconsolidated subsidiary (Note 17)	128	19
Commodity and other derivative contractual liabilities (Note 14)	1,355	1,044
Margin deposits related to commodity positions	302	600
Accumulated deferred income taxes (Note 6)	—	48
Accrued interest	564	571
Other current liabilities	504	353
Total current liabilities	43,506	5,268
Accumulated deferred income taxes (Note 6)	3,433	2,828
Commodity and other derivative contractual liabilities (Note 14)	—	1,556
Long-term notes, loans and other debt, less amounts due currently (Note 10)	—	37,815
Other noncurrent liabilities and deferred credits (Note 19)	2,762	4,426
Total liabilities	49,701	51,893
Commitments and Contingencies (Note 11)
Equity (Note 12):
Common stock (shares outstanding 2013 — 1,669,861,383; 2012 — 1,680,539,245)	2	2
Additional paid-in capital	7,962	7,959
Retained deficit	(21,157)	(18,939)
Accumulated other comprehensive loss	(63)	(47)
EFH Corp. shareholders' equity	(13,256)	(11,025)
Noncontrolling interests in subsidiaries	1	102
Total equity	(13,255)	(10,923)
Total liabilities and equity	$36,446	$40,970
See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EQUITY

	Year Ended December 31,
	2013	2012	2011
	(millions of dollars)
Common stock stated value of $0.001 effective May 2009 (number of authorized shares — 2,000,000,000):
Balance at beginning of period	$2	$2	$2
Balance at end of period (number of shares outstanding: 2013 — 1,669,861,383; 2012 — 1,680,539,245; 2011 — 1,679,539,245)	2	2	2
Additional paid-in capital:
Balance at beginning of period	7,959	7,947	7,937
Effects of stock-based incentive compensation plans	7	12	11
Common stock repurchases	(5)	—	—
Other	1	—	(1)
Balance at end of period	7,962	7,959	7,947
Retained earnings (deficit):
Balance at beginning of period	(18,939)	(15,579)	(13,666)
Net loss attributable to EFH Corp.	(2,218)	(3,360)	(1,913)
Balance at end of period	(21,157)	(18,939)	(15,579)
Accumulated other comprehensive loss, net of tax effects:
Pension and other postretirement employee benefit liability adjustments:
Balance at beginning of period	17	(149)	(194)
Change in unrecognized (gains) losses related to pension and OPEB plans	(24)	166	45
Balance at end of period	(7)	17	(149)
Amounts related to dedesignated cash flow hedges:
Balance at beginning of period	(64)	(73)	(69)
Change during the period	8	9	(4)
Balance at end of period	(56)	(64)	(73)
Total accumulated other comprehensive loss at end of period	(63)	(47)	(222)
EFH Corp. shareholders' equity at end of period (Note 12)	(13,256)	(11,025)	(7,852)
Noncontrolling interests in subsidiaries (Note 12):
Balance at beginning of period	102	95	79
Net loss attributable to noncontrolling interests	(107)	—	—
Investments by noncontrolling interests	6	7	16
Other	—	—	—
Noncontrolling interests in subsidiaries at end of period	1	102	95
Total equity at end of period	$(13,255)	$(10,923)	$(7,757)
See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Various "ring-fencing" measures have been taken to enhance the credit quality of Oncor. Such measures include, among other things: the sale in November 2008 of a 19.75% equity interest in Oncor to Texas Transmission; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor's board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Moreover, Oncor's operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

We have two reportable segments: the Competitive Electric segment, consisting largely of TCEH, and the Regulated Delivery segment, consisting largely of our investment in Oncor. See Note 18 for further information concerning reportable business segments.

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 10 for discussion of debtor-in-possession financing and classification of debt as current liabilities.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US GAAP. The consolidated financial statements have been prepared as if EFH Corp. is a going concern but do not reflect the application of ASC 852, Reorganizations. Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Note 3). All intercompany items and transactions have been eliminated in consolidation. Any acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Derivative Instruments and Mark-to-Market Accounting

We enter into contracts for the purchase and sale of electricity, natural gas, coal, uranium and other commodities and also enter into other derivative instruments such as options, swaps, futures and forwards primarily to manage our commodity price and interest rate risks. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, changes in the fair value of the derivative are recognized in net income as unrealized gains and losses, unless the criteria for certain exceptions are met, and an offsetting derivative asset or liability is recorded in the balance sheet. This recognition is referred to as "mark-to-market" accounting. The fair values of our unsettled derivative instruments under mark-to-market accounting are reported in the balance sheet as commodity and other derivative contractual assets or liabilities. We report derivative assets and liabilities in the balance sheet without taking into consideration netting arrangements we have with counterparties. Margin deposits that contractually offset these assets and liabilities are reported separately in the balance sheet. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative assets and liabilities are reversed. See Notes 13 and 14 for additional information regarding fair value measurement and commodity and other derivative contractual assets and liabilities. Under the election criteria of accounting standards related to derivative instruments and hedging activities, we may elect the "normal" purchase and sale exemption. A commodity-related derivative contract may be designated as a "normal" purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement.

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

At December 31, 2013 and 2012, there were no derivative positions accounted for as cash flow or fair value hedges. Accumulated other comprehensive income includes amounts related to interest rate swaps previously designated as cash flow hedges that are being reclassified to net income as the hedged transactions impact net income (see Note 10).

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

We report physically delivered commodity sales and purchases in the income statement on a gross basis in revenues and fuel, purchased power and delivery fees, respectively, and we report all other commodity related contracts and financial instruments (primarily derivatives) in the income statement on a net basis in net gain (loss) from commodity hedging and trading activities. Volumes under nontrading bilateral purchase and sales contracts, including contracts intended as hedges, are not scheduled as physical power with ERCOT. Accordingly, unless the volumes represent physical deliveries to customers or purchases from counterparties, such contracts are reported net in the income statement in net gain (loss) from commodity hedging and trading activities instead of reported gross as wholesale revenues or purchased power costs. If volumes delivered to our retail and wholesale customers are less than our generation volumes (as determined on a daily settlement basis), we record additional wholesale revenues, and if volumes delivered to our retail and wholesale customers exceed our generation volumes, we record additional purchased power costs. The additional wholesale revenues or purchased power costs are offset in net gain (loss) from commodity hedging and trading activities.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable. See Note 8 for discussion of the 2013 impairment of assets of our joint venture to develop additional nuclear units and Note 4 for discussion of impairments of intangible assets and mining-related assets in 2012 and 2011.

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

Goodwill and Intangible Assets with Indefinite Lives

We evaluate goodwill and intangible assets with indefinite lives for impairment at least annually (at December 1). See Note 4 for details of goodwill and intangible assets with indefinite lives, including discussion of fair value determinations and goodwill impairments recorded in 2013 and 2012.

Amortization of Nuclear Fuel

Amortization of nuclear fuel is calculated on the units-of-production method and is reported as fuel costs.

Major Maintenance

Major maintenance costs incurred during generation plant outages and the costs of other maintenance activities are charged to expense as incurred and reported as operating costs.

Defined Benefit Pension Plans and OPEB Plans

We offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company and also offer pension benefits to eligible employees under collective bargaining agreements based on either a traditional defined benefit formula or a cash balance formula. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. The pension and OPEB accrued benefit obligations reported in the balance sheet are in accordance with accounting standards related to employers' accounting for defined benefit pension and other postretirement plans. See Notes 15 and 17 for additional information regarding pension and OPEB plans, including a discussion of amendments to the EFH Corp. pension plan approved in August 2012.

Stock-Based Incentive Compensation

Our 2007 Stock Incentive Plan authorizes discretionary grants to directors, officers and qualified managerial employees of EFH Corp. or its affiliates of non-qualified stock options, stock appreciation rights, restricted shares, shares of common stock, the opportunity to purchase shares of common stock and other stock-based awards. Stock-based compensation expense is recognized over the vesting period based on the grant-date fair value of those awards. See Note 16 for information regarding stock-based incentive compensation.

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

We report interest and penalties related to uncertain tax positions as current income tax expense. See Note 5.

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

Restricted Cash

The terms of certain agreements require the restriction of cash for specific purposes. At December 31, 2013, $945 million of cash was restricted to support letters of credit. See Notes 10 and 19 for more details regarding restricted cash.

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

Depreciation of our property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation expense is calculated on a component asset-by-asset basis. Estimated depreciable lives are based on management's estimates of the assets' economic useful lives. See Note 19.

Asset Retirement Obligations

A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a fair value is reasonably estimable. These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs. Over time, the liability is accreted for the change in present value and the initial capitalized costs are depreciated over the remaining useful lives of the assets. See Note 19.

Capitalized Interest

Interest related to qualifying construction projects and qualifying software projects is capitalized in accordance with accounting guidance related to capitalization of interest cost. See Note 19.

Inventories

Inventories are reported at the lower of cost (on a weighted average basis) or market unless expected to be used in the generation of electricity. Also see discussion immediately below regarding environmental allowances and credits.

Environmental Allowances and Credits

We account for all environmental allowances and credits as identifiable intangible assets with finite lives that are subject to amortization. The recorded values of these intangible assets were originally established reflecting fair value determinations as of the date of the Merger under purchase accounting. Amortization expense associated with these intangible assets is recognized on a unit of production basis as the allowances or credits are consumed in generation operations. The environmental allowances and credits are assessed for impairment when conditions or events occur that could affect the carrying value of the assets and are evaluated with the generation units to the extent they are planned to be consumed in generation operations. See Note 7 for details of impairment amounts recorded in 2011.

Investments

Investments in unconsolidated subsidiaries that are 50% or less owned and/or do not meet accounting standards criteria for consolidation are accounted for under the equity method. See Note 3 for discussion of VIEs and equity method investments.

Investments in a nuclear decommissioning trust fund are carried at current market value in the balance sheet. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at current market value. See Note 19 for discussion of these and other investments.

Noncontrolling Interests

See Notes 8 and 12 for discussion of accounting for noncontrolling interests in subsidiaries.

2.	SUBSEQUENT EVENT – BANKRUPTCY FILING

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the remaining natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices mature in 2014. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and to refinance and/or extend the maturities of their outstanding debt. These liquidity matters raised substantial doubt about our ability to continue as a going concern without a restructuring of the debt.

In consideration of the liquidity matters discussed above, the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2013 included in this annual report contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

In 2013, we began to engage in discussions with certain creditors with respect to proposed changes to our capital structure, including the possibility of a consensual, prepackaged restructuring transaction. Because of the recent constructive nature of these discussions, TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations. Under the terms of the debt obligations that apply to the substantial majority of the missed interest payments, the lenders had the right to accelerate the payment of the debt if TCEH had not cured the default after an applicable grace period. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement

General

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH) and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien and EFIH Second Lien Settlements

Certain holders of each of the EFIH 6.875% Notes and EFIH 10% Notes (such holders, the EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH First Lien Notes held by the EFIH First Lien Note Parties. Under the terms of the settlement, each EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 10) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount) and (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, in each case held by such EFIH First Lien Note Party. In addition, in the case of (b) above, each EFIH First Lien Note Party will be entitled to original issue discount paid in accordance with the EFIH First Lien Facility. No EFIH First Lien Note Party will receive any other fees, including commitment fees, paid in respect of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement).

Certain holders of each of the EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal of EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement).
As part of the EFIH Second Lien Settlement, a significant EFIH Second Lien Note Party, but not other EFIH Second Lien Note Parties, will have the right to receive up to $500 million of its payment under the EFIH Second Lien Settlement in the form of loans under the EFIH First Lien DIP Facility.

During the early portion of the Chapter 11 Cases, EFIH expects to 1) solicit agreement to and participation in each of the EFIH First Lien Settlement and EFIH Second Lien Settlements from holders of the remaining respective first and second lien notes and 2) initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of any non-settling holders of the EFIH First Lien Notes and EFIH Second Lien Notes from or based on make-whole or other similar provisions under the respective notes. Following the completion of these solicitations, Non-Settling EFIH First Lien Holders and Non-Settling EFIH Second Lien Note Holders will receive their respective pro rata shares of cash from the proceeds of the EFIH First Lien DIP and EFIH Second Lien DIP Facilities (as described in Note 10).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders of EFIH Unsecured Notes and a significant EFIH Second Lien Note Party the right to purchase $1.9 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Notes due 2016.

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) have entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders have committed, severally and not jointly, up to $2.0 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering and the concurrent offering (unpurchased notes) will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties fees consisting of (i) $40 million execution and approval fees payable at various milestones within the bankruptcy process and (ii) a fee equal to $100 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering. Other than with respect to the requirement not to pay interest and related mechanics and not trading together with any other debt, the EFIH Second Lien DIP Tranche B Notes are expected to have the same terms and conditions as the EFIH Second Lien DIP Notes.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date), EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if the EFIH Second Lien DIP Notes Offering is not consummated at the option of EFIH, EFIH agreed to pay the Backstop Parties a break-up fee of $60 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of the claims under the EFIH Unsecured Notes and the EFH Corp. Unsecured Notes, (i) each holder of EFIH Unsecured Notes will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of EFH Corp. Unsecured Notes will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Holders of the EFH Corp. Unsecured Notes will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp.

Oncor TSA Amendment

The Restructuring Support and Lock-Up Agreement provides that the Debtors will request authority from the Bankruptcy Court to amend, or otherwise assign the right to payments under, the Oncor Tax Sharing Agreement (the Oncor TSA Amendment) to provide that any payment required to be made to EFH Corp. under the Oncor Tax Sharing Agreement after March 31, 2014, will instead be made to EFIH. Any tax payments received by EFH Corp. before the Bankruptcy Court enters or denies an order authorizing the Oncor TSA Amendment will be deposited by EFH Corp. into a segregated account until the earlier of (i) the date the Bankruptcy Court enters the order authorizing the Oncor TSA Amendment, in which case such amounts will be remitted to EFIH, or (ii) the date the Bankruptcy Court denies authorization of the Oncor TSA Amendment, in which case such amounts will be remitted to EFH Corp.

The Oncor TSA Amendment will automatically terminate and be of no further force and effect in the event that the Commitment Letter is terminated by the Backstop Parties; provided, however, that any amounts that were paid to EFIH in accordance with the Oncor TSA Amendment before its termination will be retained by EFIH if the Commitment Letter terminates or the EFIH Second Lien DIP Facility is not fully funded in accordance with its terms (i.e., except as a result of a breach by the Backstop Parties). Neither EFH Corp. nor EFIH will have the right to terminate or modify the Oncor TSA Amendment during the Chapter 11 Cases if the EFIH Second Lien DIP Facility is consummated.

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the EFIH Second Lien DIP Tranche A-1 Notes, EFIH Second Lien DIP Tranche A-2 Notes and EFIH Second Lien DIP Tranche A-3 Notes will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by May 1, 2015, each holder of EFIH Second Lien DIP Notes will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

Private Letter Ruling

The Restructuring Support and Lock-Up Agreement provides that EFH Corp. will file a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code.

There are various conditions precedent to the restructuring transactions under the Restructuring Support and Lock-Up Agreement including, but not limited to the receipt of the Private Letter Ruling, requisite regulatory approvals and orders from the Bankruptcy Court.

Operation and Implications of the Chapter 11 Cases

Subject to certain exceptions, under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the Bankruptcy Filing triggered defaults on the Debtors' debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors' prepetition liabilities are subject to settlement under the Bankruptcy Code.

Following the Petition Date, the Debtors intend to seek approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations generally designed to stabilize their operations. These obligations relate to certain employee wages and benefits, taxes, certain customer programs and certain obligations to vendors and hedging and trading counterparties. The Debtors intend to continue paying claims arising after the Petition Date in the ordinary course of business.

The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise them in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals. We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our liquidity, operations, financial position and results of operations.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

Financing During the Chapter 11 Cases

As discussed in Note 10, we intend to file motions with the Bankruptcy Court for approval of the EFIH and TCEH DIP Facilities. The TCEH DIP Facility provides for $4.5 billion in senior secured, super-priority financing. The EFIH First Lien DIP Facility provides for $5.4 billion in senior secured, super-priority financing. The EFIH Second Lien DIP Facility provides for $1.9 billion in secured, super-priority financing.

Chapter 11 Plan

A Chapter 11 plan (including the Restructuring Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Restructuring Plan) will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of EFH Corp.'s existing equity holders and the Debtors' respective existing debt holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized EFH Corp. Any proposed Chapter 11 plan will (and the Restructuring Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Restructuring Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan, which will enable each of the Debtors to transition from the Chapter 11 Cases into reorganized companies conducting ordinary course operations outside of bankruptcy. In connection with an exit from bankruptcy, TCEH and EFIH will require a new credit facility, or "exit financing." TCEH's and EFIH's ability to obtain such approval, and TCEH's and EFIH's ability to obtain such financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases.

Regulatory Requirements Related to the Bankruptcy Filing

Pursuant to the Bankruptcy Code, the Debtors intend to comply with all applicable regulatory requirements, including all requirements related to environmental and safety law compliance, during the pendency of the Chapter 11 Cases. In addition, the Debtors will seek all necessary and appropriate regulatory approvals necessary to consummate any transactions proposed in the Chapter 11 plan. Moreover, to the extent the Debtors either maintain insurance policies or self-insure their regulatory compliance obligations, the Debtors intend to continue such insurance policies or self-insurance in the ordinary course of business.

3.	VARIABLE INTEREST ENTITIES

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

Consolidated VIEs

See discussion in Note 9 regarding the VIE related to our accounts receivable securitization program that was consolidated under the accounting standards. We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), a joint venture which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear fueled generation facility using MHI's US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC's equity interests, respectively (see Note 12). See Note 8 for discussion of impairment of the joint venture's assets.

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

	December 31,			December 31,
Assets:	2013	2012	Liabilities:	2013	2012
Cash and cash equivalents	$4	$43	Short-term borrowings	$—	$82
Accounts receivable	—	445	Trade accounts payable	1	1
Property, plant and equipment	2	134	Other current liabilities	—	7
Other assets, including $— million and $12 million of current assets	—	16
Total assets	$6	$638	Total liabilities	$1	$90

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

Our investment in unconsolidated subsidiary as presented in the balance sheet totaled $5.959 billion and $5.850 billion at December 31, 2013 and 2012, respectively, and consists almost entirely of our interest in Oncor Holdings, which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 27%, 29% and 33% of Oncor Holdings' consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

See Note 17 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings — Oncor Holdings' distributions of earnings to us totaled $213 million, $147 million and $116 million for the years ended December 31, 2013, 2012 and 2011, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure, as discussed below. At December 31, 2013, $192 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

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

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At December 31, 2013, Oncor's regulatory capitalization ratio was 58.7% debt and 41.3% equity. The PUCT has the authority to determine what types of debt and equity are included in a utility's debt-to-equity ratio. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$3,552	$3,328	$3,118
Operation and maintenance expenses	(1,269)	(1,171)	(1,097)
Depreciation and amortization	(814)	(771)	(719)
Taxes other than income taxes	(424)	(415)	(400)
Other income	18	26	30
Other deductions	(15)	(64)	(9)
Interest income	4	24	32
Interest expense and related charges	(371)	(374)	(359)
Income before income taxes	681	583	596
Income tax expense	(259)	(243)	(236)
Net income	422	340	360
Net income attributable to noncontrolling interests	(87)	(70)	(74)
Net income attributable to Oncor Holdings	$335	$270	$286

Assets and liabilities of Oncor Holdings at December 31, 2013 and 2012 are presented below:

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28	$45
Restricted cash	52	55
Trade accounts receivable — net	385	338
Trade accounts and other receivables from affiliates	135	53
Income taxes receivable from EFH Corp.	16	—
Inventories	65	73
Accumulated deferred income taxes	32	26
Prepayments and other current assets	82	82
Total current assets	795	672
Restricted cash	16	16
Other investments	91	83
Property, plant and equipment — net	11,902	11,318
Goodwill	4,064	4,064
Regulatory assets — net	1,324	1,788
Other noncurrent assets	71	78
Total assets	$18,263	$18,019
LIABILITIES
Current liabilities:
Short-term borrowings	$745	$735
Long-term debt due currently	131	125
Trade accounts payable — nonaffiliates	178	121
Income taxes payable to EFH Corp.	23	34
Accrued taxes other than income	169	153
Accrued interest	95	95
Other current liabilities	135	110
Total current liabilities	1,476	1,373
Accumulated deferred income taxes	1,905	1,736
Long-term debt, less amounts due currently	5,381	5,400
Other noncurrent liabilities and deferred credits	1,822	2,023
Total liabilities	$10,584	$10,532

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment and arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated noncash impairment charges through 2012 (a)	(13,390)
Balance at December 31, 2012	4,952
Additional impairment charge in 2013	(1,000)
Balance at December 31, 2013 (b)	$3,952
____________

(a)	Includes $1.2 billion and $4.1 billion recorded in 2012 and 2010, respectively, and $8.090 billion largely recorded in 2008.

(b)	Net of accumulated impairment charges totaling $14.390 billion.

Goodwill Impairments

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually (we have selected a December 1 test date) or whenever events or changes in circumstances indicate an impairment may exist.

We perform the following steps in testing goodwill for impairment: first, we estimate the debt-free enterprise value of the business as of the testing date taking into account future estimated cash flows and current securities values of comparable companies; second, we estimate the fair values of the individual operating assets and liabilities of the business at that date; third, we calculate "implied" goodwill as the excess of the estimated enterprise value over the estimated value of the net operating assets; and finally, we compare the implied goodwill amount to the carrying value of goodwill and, if the carrying amount exceeds the implied value, we record an impairment charge for the amount the carrying value of goodwill exceeds implied goodwill.

Wholesale electricity prices in the ERCOT market, in which our Competitive Electric segment largely operates, have generally moved with natural gas prices as marginal electricity demand is generally supplied by natural gas fueled generation facilities. Accordingly, the sustained decline in natural gas prices, which we have experienced since mid-2008, negatively impacts our profitability and cash flows and reduces the value of our generation assets, which consist largely of lignite/coal and nuclear fueled facilities. While we have partially mitigated these effects with hedging activities, we are significantly exposed to this price risk. Because of this market condition, our analyses over the past several years have indicated that the carrying value of the Competitive Electric segment exceeds its estimated fair value (enterprise value). Consequently, we continually monitor trends in natural gas prices, market heat rates, capital spending for environmental and other projects and other operational factors to determine if goodwill impairment testing should be done during the course of a year and not only at the annual December 1 testing date.

During the quarter ended September 30, 2013, we completed our annual update of our long-range operating plan, which reflected a forecast of lower wholesale power prices than reflected in our December 1, 2012 impairment testing analyses. As a result, the likelihood of a goodwill impairment had increased, and we initiated further testing of goodwill as of September 30, 2013. We also updated that testing for any changes in conditions between September 30 and our annual December 1 testing date. Our testing indicated a goodwill impairment of $1.0 billion at September 30, 2013, which was recorded in the fourth quarter 2013. The update through December 1 did not indicate a further impairment.

Key inputs into our goodwill impairment testing at September 30 and December 1, 2013 and December 1, 2012 were as follows:

•
The carrying value (excluding debt) of the Competitive Electric segment exceeded its estimated enterprise value by approximately 43% and 41% at December 1 and September 30, 2013, respectively, and by 40% at December 31, 2012.

•
Enterprise value was estimated using a two-thirds weighting of value based on internally developed cash flow projections and a one-third weighting of value using implied cash flow multiples based on current securities values of comparable publicly traded companies.

•
The discount rate applied to internally developed cash flow projections was 8.75% at both December 1 and September 30, 2013, and was 9.25% at December 31, 2012, respectively. The discount rate represents the weighted average cost of capital consistent with the risk inherent in future cash flows, taking into account the capital structure, debt ratings and current debt yields of comparable public companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry.

•
The cash flow projections used in 2013 assume rising wholesale electricity prices, although the forecasted electricity prices are less than those assumed in the cash flow projections used in the 2012 goodwill impairment testing, which were less than those assumed in the cash flow projections used in the 2011 goodwill impairment testing.

•	Enterprise value based on internally developed cash flow projections reflected annual estimates through 2018, with a terminal year value calculated using the "Gordon Growth Formula."

Changes in the above and other assumptions could materially affect the calculated amount of implied goodwill.

In the fourth quarter 2013, we recorded a $1.0 billion goodwill impairment charge related to the Competitive Electric segment. In the fourth quarter 2012, we recorded an estimated goodwill impairment charge of $1.2 billion related to the Competitive Electric segment pending finalization of the fair value calculations, which were completed in the first quarter 2013 without any adjustment to the amount recorded. The impairment charges in 2013 and 2012 reflected declines in the estimated enterprise value of the Competitive Electric segment. The declines reflected lower wholesale electricity prices, reflecting the sustained decline in natural gas prices, and the maturing of positions in our natural gas hedge program, as well as declines in market values of securities of comparable companies.

The impairment determinations involved significant assumptions and judgments. The calculations supporting the estimates of the enterprise value of our competitive business and the fair values of its operating assets and liabilities utilized models that take into consideration multiple inputs, including commodity prices, discount rates, capital expenditures, the effects of environmental rules, securities prices of comparable publicly traded companies and other inputs, assumptions regarding each of which could have a significant effect on valuations. The fair value measurements resulting from these models are classified as non-recurring Level 3 measurements consistent with accounting standards related to the determination of fair value (see Note 13). Because of the volatility of these factors, we cannot predict the likelihood of any future impairment.

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	December 31, 2013			December 31, 2012
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$402	$61	$463	$378	$85
Favorable purchase and sales contracts	352	139	213	552	314	238
Capitalized in-service software	355	192	163	356	174	182
Environmental allowances and credits (a)	209	20	189	594	393	201
Mining development costs	156	69	87	163	82	81
Total identifiable intangible assets subject to amortization	$1,535	$822	713	$2,128	$1,341	787
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization) (b)			11			13
Total identifiable intangible assets			$1,679			$1,755
____________

(a)	See discussion below regarding impairment of emission allowance intangible assets in 2011 (reported in other deductions) as a result of the EPA's issuance of the CSAPR in July 2011.

(b)
In 2012, we recorded an impairment charge (reported in other deductions) totaling $24 million related to certain mineral interests whose fair value declined as a result of lower expected natural gas drilling activity and prices. The impairment was based on a Level 3 valuation (see Note 13).

At December 31, 2013, amounts related to fully amortized assets that are expired or of no economic value have been excluded from both the gross carrying and accumulated amortization amounts.

Amortization expense related to identifiable intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Segment	Useful lives at December 31, 2013 (weighted average in years)	Year Ended December 31,
				2013	2012	2011
Retail customer relationship	Depreciation and amortization	Competitive Electric	4	$24	$34	$51
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	Competitive Electric	10	24	25	31
Capitalized in-service software	Depreciation and amortization	Competitive Electric and Corporate and Other	4	42	40	40
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	Competitive Electric	24	14	18	71
Mining development costs	Depreciation and amortization	Competitive Electric	3	31	27	38
Total amortization expense (a)				$135	$144	$231
____________

(a)	Amounts recorded in depreciation and amortization totaled $97 million, $101 million and $129 million in 2013, 2012 and 2011, respectively.

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

•
Favorable purchase and sales contracts – Favorable purchase and sales contracts intangible asset primarily represents the above market value of commodity contracts for which: (i) we had made the "normal" purchase or sale election allowed by accounting standards related to derivative instruments and hedging transactions or (ii) the contracts did not meet the definition of a derivative. The amortization periods of these intangible assets are based on the terms of the contracts. Unfavorable purchase and sales contracts are recorded as other noncurrent liabilities and deferred credits (see Note 19).

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

Estimated Amortization of Identifiable Intangible Assets — The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2014	$133
2015	$121
2016	$100
2017	$78
2018	$57

Cross-State Air Pollution Rule Issued by the EPA

In 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), compliance with which would have required significant additional reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions from our fossil fueled generation units. In order to meet the emissions reduction requirements by the dates mandated, we determined at that time it would be necessary to idle certain lignite/coal fueled generation units and reduce our reliance on lignite coal, resulting in a plan to cease certain lignite mining operations in early 2012. The plan to cease operations at the mines required an evaluation of the remaining useful lives and recoverability of recorded values of tangible and intangible assets related to the mines. This evaluation resulted in the recording of accelerated depreciation and amortization expense in 2011 related to mine assets totaling $44 million. We also recorded asset impairments totaling $9 million related to capital projects in progress at the mines.

Additionally, because of emissions allowance limitations under the CSAPR, we would have had excess SO2 emission allowances under the Clean Air Act's existing acid rain cap-and-trade program, and market values of such allowances were estimated to be de minimis based on Level 3 fair value estimates, which are described in Note 13. Accordingly, we recorded a noncash impairment charge of $418 million (before deferred income tax benefit) related to our existing SO2 emission allowance intangible assets in 2011. SO2 emission allowances granted to us were recorded as intangible assets at fair value in connection with purchase accounting related to the Merger.

In light of a judicial stay of the CSAPR at the end of 2011 and the U.S. Court of Appeals' for the District of Columbia Circuit 2012 decision to vacate the CSAPR and remand it to the EPA for further proceedings (see Note 11), we did not idle the generation units and did not cease the lignite mining operations.

5.    ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

Accounting guidance related to uncertain tax positions requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a "more-likely-than-not" standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.

We file or have filed income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of our income tax returns for the years ending prior to January 1, 2007 are complete. Federal income tax returns are under examination for tax years 2007 to 2009. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2006.

In March 2013, EFH Corp. and the IRS agreed on terms to resolve disputed adjustments related to the IRS audit for the years 2003 through 2006, which was concluded in June 2011. The IRS proposed a significant number of adjustments to the originally filed returns for such years related to one significant accounting method issue and other less significant issues. As a result of the agreement on terms with the IRS, we reduced the liability for uncertain tax positions to reflect the terms of the agreement, resulting in a net decrease of $922 million, including $173 million in interest accruals.

In May 2013, we received approval from the Joint Committee on Taxation of the IRS appeals settlement of all issues arising from the 1997 through 2002 IRS audit, which includes all tax issues related to EFH Corp.'s discontinued Europe operations. The settlement also affected federal and state returns for periods subsequent to 2002. As a result, we reduced the liability for uncertain tax positions to reflect the effects of the settlement, resulting in net decrease of $676 million, including $15 million in interest accruals. Other effects included the recording of a $13 million noncurrent federal income tax liability, an $8 million current federal income tax liability related to an expected interest payment owed as a result of the settlement of all issues arising from the 1997 through 2002 IRS audit, a $15 million current state income tax liability and a $33 million federal income tax receivable from Oncor under the Federal and State Income Tax Allocation Agreement (see Note 6).

The settlements in March and May 2013 resulted in the elimination of a substantial majority of the net operating loss carryforwards and alternative minimum tax credit carryforwards generated through 2013.

In total, the settlements in March and May 2013 resulted in an increase of $1.193 billion in the accumulated deferred income tax liability and an income tax benefit of $305 million. Of the total income tax benefit, $122 million (after-tax) was attributable to the release of accrued interest. The $305 million tax benefit reflected a $226 million income tax benefit reported in Corporate and Other activities and a $79 million income tax benefit reported in the Competitive Electric segment results.

In September 2013, the US Treasury and the IRS issued final tangible property regulations that relate to repair and maintenance costs. As a result of our analysis of these regulations, in the fourth quarter 2013 we reduced the liability for uncertain tax positions by $159 million and reclassified that amount to the accumulated deferred income tax liability and recorded a $6 million income tax benefit representing a reversal of accrued interest.

We classify interest and penalties related to uncertain tax positions as current income tax expense. Amounts recorded related to interest and penalties totaled a benefit of $132 million in 2013, reflecting a reversal of interest previously accrued as a result of the IRS settlements discussed above, and an expense of $16 million and $18 million in 2012 and 2011, respectively (all amounts after tax). Ongoing accruals of interest in 2013 are not material.

Noncurrent liabilities included a total of $15 million and $217 million in accrued interest at December 31, 2013 and 2012, respectively. The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as accumulated deferred income taxes.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Balance at January 1, excluding interest and penalties	$1,788	$1,779	$1,642
Additions based on tax positions related to prior years	655	19	81
Reductions based on tax positions related to prior years	(1,817)	(33)	(6)
Additions based on tax positions related to the current year	16	23	62
Reductions based on tax positions related to the current year	(4)	—	—
Settlements with taxing authorities	(407)	—	—
Balance at December 31, excluding interest and penalties	$231	$1,788	$1,779

Of the balance at December 31, 2013, $138 million represents tax positions for which the uncertainty relates to the timing of recognition in tax returns. The disallowance of such positions would not affect the effective tax rate, but could accelerate the payment of cash to the taxing authority to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should we sustain such positions on income tax returns previously filed, tax liabilities recorded would be reduced by $93 million, and accrued interest would be reversed resulting in a $8 million after-tax benefit, resulting in increased net income and a favorable impact on the effective tax rate.

Other than the items discussed above, we do not expect the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

6.	INCOME TAXES

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. EFH Corp. is a corporate member of the EFH Corp. consolidated group, while each of EFIH, Oncor Holdings, EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Prior to April 2013, EFCH was a corporate member of the group. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Pursuant to applicable US Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to the Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

The components of our income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
US Federal	$(283)	$(19)	$46
State	40	39	39
Total current	(243)	20	85
Deferred:
US Federal	(1,027)	(1,233)	(1,222)
State	(1)	(19)	3
Total deferred	(1,028)	(1,252)	(1,219)
Total	$(1,271)	$(1,232)	$(1,134)
Reconciliation of income taxes computed at the US federal statutory rate to income tax benefit recorded:

	Year Ended December 31,
	2013	2012	2011
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(3,931)	$(4,862)	$(3,333)
Income taxes at the US federal statutory rate of 35%	$(1,376)	$(1,702)	$(1,167)
Nondeductible goodwill impairment	350	420	—
Impairment of joint venture assets attributable to noncontrolling interests (Note 8)	37	—	—
Resolution of audit matters (Note 5)	(305)	—	—
Texas margin tax, net of federal benefit	10	12	27
Interest accrued for uncertain tax positions, net of tax	(16)	16	18
Nondeductible interest expense	23	22	15
Lignite depletion allowance	(12)	(19)	(23)
Nondeductible debt restructuring costs	6	—	—
Other	12	19	(4)
Income tax benefit	$(1,271)	$(1,232)	$(1,134)
Effective tax rate	32.3%	25.3%	34.0%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2013 and 2012 are as follows:

	December 31,
	2013			2012
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Alternative minimum tax credit carryforwards	$22	$—	$22	$381	$—	$381
Employee benefit obligations	129	13	116	127	—	127
Net operating loss (NOL) carryforwards	160	—	160	1,197	—	1,197
Unfavorable purchase and sales contracts	210	—	210	221	—	221
Commodity contracts and interest rate swaps	212	192	20	—	—	—
Debt extinguishment gains	815	—	815	729	—	729
Accrued interest	239	—	239	240	—	240
Other	97	1	96	197	—	197
Total	1,884	206	1,678	3,092	—	3,092
Deferred Income Tax Liabilities
Property, plant and equipment	4,292	—	4,292	4,327	—	4,327
Commodity contracts and interest rate swaps	—	—	—	731	31	700
Identifiable intangible assets	490	—	490	514	—	514
Debt fair value discounts	329	—	329	373	—	373
Debt extinguishment gains	101	101	—	—	—	—
Other	—	—	—	23	17	6
Total	5,212	101	5,111	5,968	48	5,920
Net Accumulated Deferred Income Tax Liability	$3,328	$(105)	$3,433	$2,876	$48	$2,828

At December 31, 2013 we had $22 million in alternative minimum tax (AMT) credit carryforwards available to offset future tax payments. The AMT credit carryforwards have no expiration date. At December 31, 2013 we had $457 million in net operating loss (NOL) carryforwards for federal income tax purposes that will expire in 2034. As discussed in Note 5, audit settlements reached in 2013 resulted in the elimination of substantially all NOL carryforwards generated through 2013 and available AMT credits. The NOL carryforward can be used to offset future taxable income. We expect to utilize all of our NOL carryforwards prior to their expiration dates.

The income tax effects of the components included in accumulated other comprehensive income at December 31, 2013 and 2012 totaled a net deferred tax asset of $34 million and $25 million, respectively.

See Note 5 for discussion regarding accounting for uncertain tax positions, including the effects of the resolution of IRS audit matters in 2013.

7.	OTHER INCOME AND DEDUCTIONS

	Year Ended December 31,
	2013	2012	2011
Other income:
Office space rental income (a)	$11	$12	$12
Consent fee related to novation of hedge positions between counterparties (b)	—	6	—
Insurance/litigation settlements (b)	2	2	—
Sales tax refunds	—	—	5
Debt extinguishment gains (Note 10) (a)	—	—	51
Settlement of counterparty bankruptcy claims (b)(c)	—	—	21
Property damage claim (b)	—	—	7
Franchise tax refund (b)	—	—	6
All other	13	10	16
Total other income	$26	$30	$118
Other deductions:
Charges related to pension plan actions (Note 15) (d)	$—	$285	$—
Impairment of assets held by CPNPC (Note 8) (b)	140	—	—
Impairment of remaining assets from cancelled generation development program (b)	27	35	—
Impairment of mineral interests (Note 4) (b)	—	24	—
Impairment of emission allowances (b)(f)	—	—	418
Impairment of assets related to mining operations (b)(f)	—	—	9
Other asset impairments	10	11	—
Counterparty contract settlement (b)	—	4	—
Loss on sales of land (b)	—	4	—
Net third-party fees paid in connection with the amendment and extension of the TCEH Senior Secured Facilities (e)	—	—	100
Ongoing pension and OPEB expense related to discontinued businesses (a)	—	10	13
All other	16	7	13
Total other deductions	$193	$380	$553
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

(c)
Represents net cash received as a result of the settlement of bankruptcy claims against a hedging/trading counterparty. A reserve of $26 million was established in 2008 related to amounts then due from the counterparty.

(d)	Includes $141 million reported in Competitive Electric segment and $144 million reported in Corporate and Other.

(e)	Includes $86 million reported in Competitive Electric segment and $14 million in Corporate and Other.

(f)	Charges resulting from the EPA's issuance of the CSAPR in July 2011, including a $418 million impairment charge for excess emission allowances and $9 million in mining asset write-offs.

8.	IMPAIRMENT OF ASSETS OF NUCLEAR GENERATION DEVELOPMENT JOINT VENTURE

In 2008, we filed a combined operating license application with the NRC for two new nuclear generation units, each with approximately 1,700 MW (gross capacity), at our existing Comanche Peak nuclear plant site. In connection with the filing of the application, in 2009, subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, Comanche Peak Nuclear Power Company LLC (CPNPC), to further the development of the two new nuclear generation units using MHI's US-Advanced Pressurized Water Reactor (US-APWR) technology. The TCEH subsidiary owns an 88% interest in CPNPC, and an MHI subsidiary owns a 12% interest. As discussed in Note 3, CPNPC is a consolidated VIE.

In the fourth quarter 2013, MHI notified us and the NRC of its plans to refocus MHI's US resources on the restart of nuclear reactors in Japan and thus reduce its support of review activities related to the NRC's Design Certification of MHI's US-APWR technology. As a result, Luminant has notified the NRC of its intent to suspend all reviews associated with the combined operating license application by March 31, 2014. Luminant does not intend to withdraw the license application at this time. MHI expressed to the NRC its continuing commitment to obtaining an NRC design certification for its technology. Luminant has filed a loan guarantee application with the DOE for financing the proposed units prior to commencement of construction and expects to continue to update the application in accordance with the loan solicitation guidelines.

In early 2014, MHI and Luminant expect to amend their development agreement. The amendments are expected to include provisions that allow the parties to unilaterally take certain actions with respect to future development activities, including cessation of such activities. MHI's decision and the expected amendment of the agreement triggered an analysis of the recoverability of the joint venture's assets.

Because of the significant uncertainty regarding the development of the nuclear generation units, considering the wholesale electricity price environment in ERCOT and risks related to financing and cost escalation, in the fourth quarter 2013 essentially all the joint venture's assets were impaired resulting in a charge of $140 million. The assets largely represented costs incurred related to the filing with the NRC of a combined operating license application, the filing with the DOE of a loan guarantee application and initial operational readiness activities for the two units. The charge is reported as other deductions and included in the Competitive Electric segment's results. MHI's allocated portion of the impairment charge totaled $107 million and is reported in net loss attributable to noncontrolling interests in the statement of income. A deferred income tax benefit was recorded for our $33 million allocated portion of the impairment charge and is included in income tax benefit in the statement of income.

9.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

In October 2013, TCEH terminated its Accounts Receivable Securitization Program, described in the following paragraphs, and repaid all outstanding obligations under the program. In connection with the termination of the program, TXU Energy repurchased $491 million in accounts receivable from TXU Energy Receivables Company LLC (TXU Energy Receivables Company) for an aggregate purchase price of $474 million, TXU Energy Receivables Company paid TXU Energy $11 million, constituting repayment in full of its outstanding obligations under its subordinated note with TXU Energy, and TXU Energy Receivables Company repaid all of its borrowings from a financial institution providing the financing for the program totaling $126 million.

The TCEH securitization program was implemented in November 2012 upon the termination of a predecessor program that except as noted was substantially the same as TCEH's program and was accounted for similarly. Under the predecessor program, the borrowing entity was a wholly owned subsidiary of EFH Corp.

Under TCEH's Accounts Receivable Securitization Program, TXU Energy (originator) sold all of its trade accounts receivable to TXU Energy Receivables Company, which was an entity created for the special purpose of purchasing receivables from the originator and is a consolidated, wholly owned, bankruptcy-remote subsidiary of TCEH. TXU Energy Receivables Company borrowed funds from a financial institution using the accounts receivable as collateral.

The trade accounts receivable amounts under the program were reported in the financial statements as pledged balances, and the related funding amounts were reported as short-term borrowings.

The maximum funding amount available under the program was $200 million, which approximated the expected usage and applied only to receivables related to non-executory retail sales contracts. Program funding totaled $82 million at December 31, 2012.

TXU Energy Receivables Company issued a subordinated note payable to the originator in an amount equal to the difference between the face amount of the accounts receivable purchased, less a discount, and cash paid to the originator. Because the subordinated note was limited to 25% of the uncollected accounts receivable purchased, and the amount of borrowings was limited by terms of the financing agreement, any additional funding to purchase the receivables was sourced from cash on hand and/or capital contributions from TCEH. Under the program, the subordinated note issued by TXU Energy Receivables Company was subordinated to the security interests of the financial institution. There was no subordinated note limit under the predecessor program. The balance of the subordinated note payable, which was eliminated in consolidation, totaled $97 million at December 31, 2012.

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

Program fee amounts were as follows:

	Year Ended December 31,
	2013	2012	2011
Program fees	$5	$9	$9
Program fees as a percentage of average funding (annualized)	4.7%	6.7%	6.4%

Activities of TXU Energy Receivables Company and its predecessor were as follows:

	Year Ended December 31,
	2013	2012	2011
Cash collections on accounts receivable	$3,589	$4,566	$5,080
Face amount of new receivables purchased (a)	(3,144)	(4,496)	(4,992)
Discount from face amount of purchased receivables	32	11	11
Program fees paid to financial institution	(5)	(9)	(9)
Servicing fees paid for recordkeeping and collection services	(1)	(2)	(2)
Decrease in subordinated notes payable	(97)	(323)	(96)
Settlement of accrued income taxes payable	(9)	—	—
Cash contribution from TCEH, net of cash held	52	275	—
Capital distribution to TCEH upon termination of the program	(335)	—	—
Cash flows used (provided) under the program	$82	$22	$(8)
____________

(a)	Net of allowance for uncollectible accounts.

Trade Accounts Receivable

	December 31,
	2013	2012
Wholesale and retail trade accounts receivable	$732	$727
Allowance for uncollectible accounts	(14)	(9)
Trade accounts receivable — reported in balance sheet, including $— and $445 in pledged retail receivables	$718	$718

Gross trade accounts receivable at December 31, 2013 and 2012 included unbilled revenues of $272 million and $260 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Year Ended December 31,
	2013	2012	2011
Allowance for uncollectible accounts receivable at beginning of period	$9	$27	$64
Increase for bad debt expense	33	26	56
Decrease for account write-offs	(28)	(44)	(67)
Reversal of reserve related to counterparty bankruptcy (Note 7)	—	—	(26)
Allowance for uncollectible accounts receivable at end of period	$14	$9	$27

10.	BORROWING FACILITIES AND DEBT

Debtor-In-Possession (DIP) Facilities

TCEH DIP Facility — TCEH has received a binding commitment, subject to certain customary conditions, from certain financial institutions for the debtor-in-possession (DIP) facility described below (the TCEH DIP Facility), and intends to file a motion with the Bankruptcy Court for approval of the TCEH DIP Facility. In general, the commitment would terminate (unless waived by the lenders) within 10 business days from the Petition Date in the event the Bankruptcy Court has not issued an interim order approving such financing.

The proposed TCEH DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among EFCH, the TCEH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent (the TCEH DIP Credit Agreement).

The TCEH DIP Facility provides for up to $4.475 billion in financing consisting of (i) a senior secured, super-priority revolving credit facility of up to $1.95 billion, (ii) a senior secured, super-priority delayed-draw term loan in the amount of up to $1.1 billion, and (iii) a senior secured, super-priority term loan in the amount of $1.425 billion.

The principal amounts outstanding under the TCEH DIP Facility bear interest based on applicable LIBOR or base rates plus applicable margins as set forth in the TCEH DIP Facility. The TCEH DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Facility.

The TCEH DIP Facility will mature on the twenty-fourth month after the closing date of such facility. The maturity date may be extended to the thirtieth month after the closing date of the TCEH DIP Facility subject to the satisfaction of certain conditions, including the payment of a 25 basis points extension fee, a requirement that an acceptable plan of reorganization has been filed on or prior to such extension and the availability of certain metrics of liquidity applicable to the TCEH Debtors.

The TCEH Debtors' obligations under the TCEH DIP Facility will be secured by a lien covering substantially all of the TCEH Debtors' assets, rights and properties, subject to certain exceptions set forth in the TCEH DIP Facility. The TCEH DIP Facility provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured state under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the TCEH DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The TCEH DIP Facility provides for a specific carve-out related to mining reclamation requirements that TCEH's Luminant Mining subsidiary has with the RCT (the RCT Carve-Out); provided that the delayed-draw term loan under the TCEH DIP Facility may not be used so long as the RCT Carve-Out remains in place. The RCT Carve-Out would be used by Luminant Mining to secure up to $1.1 billion of its mining reclamation obligations with the RCT. The RCT Carve-Out would provide to the RCT a super-priority "carve out" from the super-priority liens under the TCEH DIP Facility that will enable the RCT to be paid before the TCEH DIP Facility lenders and the TCEH Debtor's prepetition secured creditors. In the event the RCT doesn't allow Luminant Mining to use the RCT Carve-Out, then TCEH could terminate the RCT Carve-Out and use the delayed-draw term loan to collateralize Luminant Mining's reclamation obligations with a cash collateralized letter of credit.

The TCEH DIP Facility also will permit certain hedging agreements to be secured on a pari-passu basis with the TCEH DIP Facility in the event those hedging agreements meet certain criteria set forth in the TCEH DIP Facility.

The TCEH DIP Facility provides for affirmative and negative covenants applicable to the TCEH Debtors, including affirmative covenants requiring the TCEH Debtors to provide financial information, budgets and other information to the agents under the TCEH DIP Facility, and negative covenants restricting the TCEH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, make investments, pay dividends or take certain other actions, in each case except as permitted in the TCEH DIP Facility. The TCEH Debtors' ability to borrow under the TCEH DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein.

The TCEH DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the TCEH DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against the TCEH Debtors. The TCEH DIP Facility also includes an event of default that may arise from our failure to meet a consolidated super-priority leverage test. Upon the existence of an event of default, the TCEH DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

EFIH First Lien DIP Facility — EFIH has received a binding commitment and agreements to participate, subject to certain customary conditions, for $5.4 billion first-lien DIP facility described below (the EFIH First Lien DIP Facility). EFIH intends to file a motion with the Bankruptcy Court for approval of the EFIH First Lien DIP Facility. In general, the commitment from the financial institution would terminate (unless waived by the lenders) within 10 business days from the Petition Date in the event the Bankruptcy Court has not issued an interim order approving such financing.

The proposed EFIH First Lien DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among the EFIH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent.

See Note 2 for further discussion regarding the Restructuring Support and Lock-Up Agreement, the EFIH First Lien Settlement and the EFIH First Lien DIP Facility.

The principal amounts outstanding under the EFIH First Lien DIP Facility bear interest based on applicable LIBOR or base rates plus applicable margins as set forth in the EFIH First Lien DIP Facility. The EFIH First Lien DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available EFIH First Lien DIP Facility.

The EFIH First Lien DIP Facility will mature on the twenty-fourth month after the closing date of the EFIH First Lien DIP Facility. The maturity date may be extended to the thirtieth month after the closing date of the EFIH First Lien DIP Facility subject to the satisfaction of certain conditions, including the payment of a 25 basis points extension fee, a requirement that an acceptable plan of reorganization has been filed on or prior to such extension and the availability of certain metrics of liquidity applicable to the EFIH Debtors.

EFIH's obligations under the EFIH First Lien DIP Facility will be secured by a first lien covering substantially all of EFIH's assets, rights and properties, subject to certain exceptions set forth in the EFIH First Lien DIP Facility. The EFIH First Lien DIP Facility provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured state under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the EFIH First Lien DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The EFIH First Lien DIP Facility provides for affirmative and negative covenants applicable to the EFIH Debtors, including affirmative covenants requiring the EFIH Debtors to provide financial information, budgets and other information to the agents under the EFIH First Lien DIP Facility, and negative covenants restricting the EFIH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH First Lien DIP Facility. EFIH's ability to borrow under the EFIH First Lien DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein. The Oncor Ring-Fenced Entities will not be restricted subsidiaries for purposes of the EFIH First Lien DIP Facility.

The EFIH First Lien DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the EFIH First Lien DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. The EFIH First Lien DIP Facility also includes an event of default that may arise from its failure to meet a minimum liquidity test. Upon the existence of an event of default, the EFIH First Lien DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

EFIH Second Lien DIP Facility — The EFIH Second Lien DIP Facility provides for a secured, super-priority term loan in the amount of $1.9 billion. The proposed EFIH Second Lien DIP Facility is a Secured, Super-Priority Credit Agreement by and among the EFIH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent. On the Effective Date, the EFIH Second Lien DIP Notes will automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of newly reorganized EFH Corp (Reorganized EFH Corp.)

See Note 2 for further discussion of the Restructuring Support and Lock-Up Agreement, the EFIH Second Lien DIP Notes Offering and the Backstop Commitment received from certain holders of the EFIH Unsecured Notes.

The principal amounts outstanding under the EFIH Second Lien DIP Facility bear interest based on applicable LIBOR or base rates plus applicable margins as set forth in the EFIH Second Lien DIP Facility subject to certain adjustments if the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date.

The EFIH Second Lien DIP Facility will mature on the twenty-fourth month after the closing date of the EFIH Second Lien DIP Facility.

EFIH's obligations under the EFIH Second Lien DIP Facility will be secured by a second lien covering substantially all of EFIH's assets, rights and properties, subject to certain exceptions set forth in the EFIH Second Lien DIP Facility. The EFIH Second Lien DIP Facility provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured state under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the EFIH Second Lien DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The EFIH Second Lien DIP Facility provides for affirmative and negative covenants applicable to the EFIH Debtors, including affirmative covenants requiring the EFIH Debtors to provide financial information, budgets and other information to the agents under the EFIH Second Lien DIP Facility, and negative covenants restricting the EFIH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH Second Lien DIP Facility. EFIH's ability to borrow under the EFIH Second Lien DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein. The Oncor Ring-Fenced Entities will not be restricted subsidiaries for purposes of the EFIH Second Lien DIP Facility.

The EFIH Second Lien DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the EFIH Second Lien DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against EFIH. Upon the existence of an event of default, the EFIH Second Lien DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Borrowings Under Other Credit Facilities

At December 31, 2013, outstanding borrowings totaled $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.67%, excluding customary fees. In October 2013, we terminated the accounts receivable securitization program and repaid all outstanding obligations under the program (see Note 9).

At December 31, 2012, outstanding borrowings totaled $2.136 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.40%, excluding customary fees, and $82 million under the accounts receivable securitization program.

Credit Facilities at December 31, 2013

The Bankruptcy Filing constituted an event of default under the TCEH credit facilities. Under the Bankruptcy Code, the creditors under such facilities are stayed from taking any action against the Debtors as a result of the default.

Credit facilities and related cash borrowings at December 31, 2013 are presented below. The facilities are all senior secured facilities of TCEH.

		December 31, 2013
Facility	Maturity Date	Facility Limit	Cash Borrowings	Available L/C Capacity
TCEH Revolving Credit Facility (a)	October 2016	$2,054	$2,054	$—
TCEH Letter of Credit (L/C) Facility (b)	October 2017 (b)	1,062	1,062	195
Total TCEH		$3,116	$3,116	$195
___________

(a)
Facility used for borrowings for general corporate purposes. Borrowings are classified as borrowings under credit and other facilities. Borrowings under the facility bore interest at LIBOR plus 4.50%, and a commitment fee was payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility. In January 2013, commitments previously maturing in 2013 were extended to 2016 as discussed below.

(b)
Facility, $42 million of which has a maturity date of October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not secured by a first-lien interest in the assets of TCEH.

The borrowings under the TCEH L/C Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At December 31, 2013, the restricted cash held by TCEH totaled $945 million, after reduction for letters of credit drawn. At December 31, 2013, the restricted cash supports $750 million in letters of credit outstanding, leaving $195 million in available letter of credit capacity.

In the first quarter 2014, pollution control revenue bonds totaling $185 million in principal amount were tendered and the related letters of credit, which were outstanding at December 31, 2013, were drawn upon. Also in the first quarter 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and the subsidiary drew on the letter of credit in the amount of $100 million to settle amounts receivable from TCEH. As a result of these transactions, the restricted cash amount was reduced by $285 million to $660 million. Through March 31, 2014, available capacity under the TCEH L/C Facility was reduced by $34 million in net letter of credit issuances in 2014 to unaffiliated counterparties in addition to the $157 million letter of credit issued to a subsidiary of EFH Corp., resulting in $4 million of available capacity at that date. As a result of the Bankruptcy Filing, the available letter of credit capacity cannot be utilized.

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

Debt

The Bankruptcy Filing constituted an event of default under the Credit Agreement governing the TCEH Senior Secured Facilities and the indentures governing the company's other debt instruments listed below as well as capital lease obligations, and those debt obligations became immediately due and payable. As a result, the accompanying consolidated balance sheet as of December 31, 2013 presents all debt classified as current. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

At December 31, 2013 and 2012, notes, loans and other debt consisted of the following:

	December 31,
	2013	2012
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$115
10% Fixed Senior Notes due January 15, 2020	3	1,061
10.875% Fixed Senior Notes due November 1, 2017 (a)	33	64
11.25% / 12.00% Senior Toggle Notes due November 1, 2017 (a)	27	60
5.55% Fixed Series P Senior Notes due November 15, 2014 (a)	90	92
6.50% Fixed Series Q Senior Notes due November 15, 2024 (a)	201	230
6.55% Fixed Series R Senior Notes due November 15, 2034 (a)	291	291
8.82% Building Financing due semiannually through February 11, 2022 (b)	46	53
Unamortized fair value premium related to Building Financing (b)(c)	9	11
Unamortized fair value discount (c)	(121)	(137)
Total EFH Corp.	581	1,840
EFIH
6.875% Fixed Senior Secured First Lien Notes due August 15, 2017	503	503
10% Fixed Senior Secured First Lien Notes due December 1, 2020	3,482	2,180
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	406	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,750	1,750
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,566	1,304
9.75% Fixed Senior Notes due October 15, 2019	2	141
Unamortized premium	284	351
Unamortized discount	(146)	(131)
Total EFIH	7,847	6,504
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (d)	29	35
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (d)	34	39
1.042% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (e)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (c)	(6)	(7)
Total EFCH	66	76
TCEH
Senior Secured Facilities:
3.730% TCEH Term Loan Facilities with maturity date of October 10, 2014 (e)(f)	3,809	3,809
3.669% TCEH Letter of Credit Facility with maturity date of October 10, 2014 (e)	42	42
4.730% TCEH Term Loan Facilities with maturity date of October 10, 2017 (a)(e)(f)	15,691	15,351
4.669% TCEH Letter of Credit Facility with maturity date of October 10, 2017 (e)	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,292

	December 31,
	2013	2012
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
6.75% Fixed Series 1999B due September 1, 2034, remarketing date was April 1, 2013	—	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.070% Floating Series 2001D-2 due May 1, 2033 (g)	97	97
0.220% Floating Taxable Series 2001I due December 1, 2036 (h)	62	62
0.070% Floating Series 2002A due May 1, 2037 (g)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date was April 1, 2013	—	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (i)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (c)	(105)	(112)
Other:
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017	36	—
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	4	12
7% Fixed Senior Notes due March 15, 2013	—	5
Capital leases	52	64
Other	3	3
Unamortized discount	(103)	(10)
Unamortized fair value discount (c)	—	(1)
Total TCEH	29,704	29,498
Subtotal	38,198	37,918
Less amount due currently	(38,198)	(103)
Total EFH Corp. consolidated	$—	$37,815

___________

(a)
Excludes the following debt held by EFIH or EFH Corp. (parent entity) and eliminated in consolidation. Pursuant to the terms of the Restructuring Support Agreement, the debt is expected to be cancelled in connection with the Restructuring Plan, except for the TCEH 4.730% Term Loan Facilities.

	December 31,
	2013	2012
EFH Corp. 10.875% Fixed Senior Notes due November 1, 2017	$—	$1,685
EFH Corp. 11.25% / 12.00% Senior Toggle Notes due November 1, 2017	—	3,441
EFH Corp. 5.55% Fixed Series P Senior Notes due November 15, 2014	281	279
EFH Corp. 6.50% Fixed Series Q Senior Notes due November 15, 2024	545	516
EFH Corp. 6.55% Fixed Series R Senior Notes due November 15, 2034	456	456
TCEH 4.730% Term Loan Facilities maturing October 10, 2017	19	19
TCEH 10.25% Fixed Senior Notes due November 1, 2015	213	213
TCEH 10.25% Fixed Senior Notes due November 1, 2015, Series B	150	150
Total	$1,664	$6,759

(b)	This financing is the obligation of a subsidiary of EFH Corp. and will be serviced with cash drawn by the beneficiary of a letter of credit that was previously issued to secure the obligation.

(c)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(d)
EFCH's obligations with respect to these financings are guaranteed by EFH Corp. and secured on a first-priority basis by, among other things, an undivided interest in the Comanche Peak nuclear generation facility.

(e)	Interest rates in effect at December 31, 2013.

(f)	Interest rate swapped to fixed on $18.19 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(g)
Interest rates in effect at December 31, 2013. These series are in a daily interest rate mode and are supported by long-term irrevocable letters of credit. In March 2014, $80 million principal amount of the 2001D-2 bonds due May 1, 2033 and all $45 million principal amount of the 2002A bonds due May 1, 2037 were tendered and the related letters of credit were drawn upon.

(h)
Interest rate in effect at December 31, 2013. This series is in a weekly interest rate mode and is supported by long-term irrevocable letters of credit. In March 2014, $60 million principal amount of these bonds were tendered and the related letters of credit were drawn upon.

(i)
This series is in the multiannual interest rate mode and is subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

Debt Related Activity in 2013

Principal amounts of debt issued in the year ended December 31, 2013 totaled $1.904 billion. These issuances consisted of $1.302 billion of EFIH 10% Notes issued in exchanges as discussed below, $340 million of incremental term loans under the TCEH Term Loan Facilities discussed in "Amendment and Extension of TCEH Revolving Credit Facility" above, $173 million of EFIH Toggle Notes issued though the PIK election, in lieu of making cash interest payments, and $89 million of EFIH Toggle Notes issued in debt exchanges as discussed below.

Repayments of debt in the year ended December 31, 2013 totaled $105 million and consisted of $93 million of payments of principal at scheduled maturity or mandatory tender and remarketing dates (including $60 million of pollution control revenue bond and $17 million of fixed secured facility bond payments) and $12 million of contractual payments under capital leases.

In April 2013, TCEH acquired for $40 million in cash the owner participant interest in a trust established to lease six natural gas combustion turbines to TCEH. The interest in the trust was held by an unaffiliated party. The trust was consolidated in the second quarter 2013. No gain or loss was recognized on the transaction. The estimated fair value of the combustion turbine assets of $83 million approximated the total of the estimated fair value of the debt assumed and cash paid. In recording the combustion turbine assets, the fair value was reduced by the remaining deferred lease liability and the unamortized lease valuation reserve established in accounting for the Merger, which were reversed and totaled $18 million. At December 31, 2013, the principal amount of the trust's debt totaled $36 million and is payable in semiannual installments through January 1, 2017.

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

In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount of EFH Corp. debt that it previously received in debt exchanges, including $1.235 billion received in January 2013. EFH Corp. cancelled the notes, leaving $1.361 billion principal amount of affiliate debt still held by EFIH. The distribution included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

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

Debt Related Activity in 2012

Principal amounts of debt issued in the year ended December 31, 2012 totaled $3.792 billion. These issuances consisted of $1.304 billion of EFIH Toggle Notes issued in exchanges as discussed below, $1.750 billion of EFIH 11.75% Notes as discussed below, $503 million of EFIH 6.875% Notes as discussed below and $181 million and $54 million of TCEH Toggle Notes and EFH Toggle notes, respectively, issued though the PIK election, in lieu of making cash interest payments.

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

In the fourth quarter 2012, EFIH distributed to EFH Corp. $158 million principal amount of EFH Corp. debt that it previously received in debt exchanges. EFH Corp. cancelled the notes. The distribution included $119 million principal amount of EFH Corp. Toggle Notes and $39 million principal amount of EFH 10.875% Notes.

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

Issuances of EFIH 6.875% Senior Secured Notes — In October 2012, EFIH and EFIH Finance issued $253 million principal amount of 6.875% Senior Secured Notes due 2017 (EFIH 6.875% Notes). The offering was issued at a premium of $8 million, which will be amortized to interest expense over the life of the notes. In August 2012, EFIH and EFIH Finance issued $250 million principal amount of EFIH 6.875% Notes and $600 million principal amount of 11.75% Senior Secured Second Lien Notes due 2022 (EFIH 11.75% Notes). The EFIH 11.75% Notes are discussed further below. Of the net proceeds from the August 2012 issuances, $680 million was placed in escrow (and was reported as restricted cash in the balance sheet) and was issued as a distribution to EFH Corp. in January 2013, and EFH Corp. used the distribution and cash on hand to repay the balance of the demand notes payable by EFH Corp. to TCEH. Remaining proceeds from the August and October 2012 issuances were used for general corporate purposes.

Issuances of EFIH 11.75% Senior Secured Second Lien Notes — In February and August 2012, EFIH and EFIH Finance issued $1.150 billion and $600 million principal amount of EFIH 11.75% Notes, respectively. The February 2012 offerings were issued at a discount of $12 million, and the August 2012 offering was issued at a premium of $14 million, both of which will be amortized to interest expense over the life of the notes. The net proceeds from the February 2012 issuance were used to pay a $950 million distribution to EFH Corp., and the balance was retained as cash on hand. EFH Corp. used the proceeds from the distribution to repay a portion of the demand notes payable by EFH Corp. to TCEH. TCEH used the majority of the $950 million to repay all borrowings under the TCEH Revolving Credit Facility. Use of proceeds from the August 2012 issuance is discussed above in connection with the issuance of EFIH 6.875% Notes.

Information Regarding Other Significant Outstanding Debt

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $22.616 billion at December 31, 2013 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities that have a maturity date in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.691 billion of TCEH Term Loan Facilities that have a maturity date in October 2017 with interest payable at LIBOR plus 4.50%, excluding $19 million aggregate principal amount held by EFH Corp.;

•
$42 million of cash borrowed under the TCEH Letter of Credit Facility that have a maturity date in October 2014 with interest payable at LIBOR plus 3.50% (see discussion under "Credit Facilities" above);

•
$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility that have a maturity date in October 2017 with interest payable at LIBOR plus 4.50% (see discussion under "Credit Facilities" above), and

•
Amounts borrowed under the TCEH Revolving Credit Facility, which may be reborrowed from time to time until October 2016 and represent the entire amount of commitments under the facility totaling $2.054 billion at December 31, 2013. See "Credit Facilities" above for discussion regarding the maturity date extension of $645 million in commitments from 2013 to 2016.

The TCEH Senior Secured Facilities are fully and unconditionally guaranteed jointly and severally on a senior secured basis by EFCH, and subject to certain exceptions, each existing and future direct or indirect wholly owned US subsidiary of TCEH. The TCEH Senior Secured Facilities, along with the TCEH Senior Secured Notes and certain commodity hedging transactions and the interest rate swaps described under "TCEH Interest Rate Swap Transactions" below, are secured on a first priority basis by (i) substantially all of the current and future assets of TCEH and TCEH's subsidiaries who are guarantors of such facilities and (ii) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH. See Note 2 for discussion of the default under the TCEH Senior Secured Facilities.

TCEH 11.5% Senior Secured Notes — At December 31, 2013, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes have a maturity date in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At December 31, 2013, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes have a maturity date in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50%/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At December 31, 2013, the principal amount of the TCEH Senior Notes totaled $4.874 billion, excluding $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes have a maturity date in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes have a maturity date in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum.

EFIH 6.875% Senior Secured Notes — At December 31, 2013, the principal amount of the EFIH 6.875% Notes totaled $503 million. These notes have a maturity date in August 2017, with interest payable in cash semiannually in arrears on February 15 and August 15 at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes are secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes.

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

The EFIH 6.875% Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 6.875% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 6.875% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 6.875% Notes increased by 25 basis points (to 7.125%) on August 15, 2013 and by an additional 25 basis points (to 7.375%) on November 15, 2013.

EFIH 10% Senior Secured Notes — At December 31, 2013, the principal amount of the EFIH 10% Notes totaled $3.482 billion. The notes have a maturity date in December 2020, with interest payable in cash semiannually in arrears on June 1 and December 1 at a fixed rate of 10% per annum. The notes are secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

The EFIH 10% Notes are senior obligations of EFIH and rank equally in right of payment with all existing and future senior indebtedness of EFIH, including the EFIH 6.875% Notes. The EFIH 10% Notes have substantially the same terms as the EFIH 6.875% Notes. The holders of the EFIH 10% Notes vote as a separate class from the holders of the EFIH 6.875% Notes.

The $1.302 billion of EFIH 10% Notes issued in January 2013 were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 10% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 10% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 10% Notes increased by 25 basis points (to 10.25%) on January 30, 2014 and will increase by an additional 25 basis points (to 10.50%) on April 30, 2014.

EFIH 11% Senior Secured Second Lien Notes — At December 31, 2013, the principal amount of the EFIH 11% Notes totaled $406 million. The notes have a maturity date in October 2021, with interest payable in cash semiannually in arrears on May 15 and November 15 at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes.

The EFIH 11% Notes are senior obligations of EFIH and EFIH Finance and rank equally in right of payment with all senior indebtedness of EFIH and are effectively senior in right of payment to all existing or future unsecured debt of EFIH to the extent of the value of the EFIH Collateral. The notes have substantially the same terms as the EFIH 11.75% Notes discussed below, and the holders of the EFIH 11% Notes will generally vote as a single class with the holders of the EFIH 11.75% Notes.

EFIH 11.75% Senior Secured Second Lien Notes — At December 31, 2013, the principal amount of the EFIH 11.75% Notes totaled $1.750 billion. These notes have a maturity date in March 2022, with interest payable in cash semiannually in arrears on March 1 and September 1 at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 11.75% Notes increased by 25 basis points (to 12.00%) on February 6, 2013 and by an additional 25 basis points (to 12.25%) on May 6, 2013.

EFIH 11.25%/12.25% Senior Toggle Notes — At December 31, 2013, the principal amount of the EFIH Toggle Notes totaled $1.566 billion. These notes have a maturity date in December 2018, with interest payable semiannually in arrears on June 1 and December 1 at a fixed rate of 11.25% per annum for cash interest and 12.25% per annum for PIK Interest. The terms of the Toggle Notes include an election by EFIH, for any interest period until June 1, 2016, to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFIH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. EFIH made its 2013 interest payments on the EFIH Toggle Notes by using the PIK feature of those notes.

The EFIH Toggle Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH Toggle Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH Toggle Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH Toggle Notes increased by 25 basis points (to 11.50%) on December 6, 2013 and by an additional 25 basis points (to 11.75%) on March 6, 2014.

EFH Corp. 10.875% Senior Notes and 11.25%/12.00% Senior Toggle Notes — At December 31, 2013, the collective principal amount of these notes totaled $60 million The notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by EFCH and EFIH. The notes have a maturity date in November 2017, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate for the 10.875% Notes of 10.875% per annum and at a fixed rate for the Toggle Notes of 11.25% per annum.

Material Cross Default/Acceleration Provisions — Certain of our financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on our debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

Intercreditor Agreement — TCEH has entered into an intercreditor agreement with Citibank, N.A. and five secured commodity hedge counterparties (the Secured Commodity Hedge Counterparties). The intercreditor agreement takes into account, among other things, the possibility that TCEH could have issued notes and/or loans secured by collateral (other than the collateral that secures the TCEH Senior Secured Facilities) that ranks on parity with, or junior to, TCEH's existing first lien obligations under the TCEH Senior Secured Facilities. The Intercreditor Agreement provides that the lien granted to the Secured Commodity Hedge Counterparties ranks pari passu with the lien granted with respect to the collateral of the secured parties under the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties are entitled to share, on a pro rata basis, in the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral in an amount provided in the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties have voting rights with respect to any amendment or waiver of any provision of the Intercreditor Agreement that changes the priority of the Secured Commodity Hedge Counterparties' lien on such collateral relative to the priority of lien granted to the secured parties under the TCEH Senior Secured Facilities or the priority of payments to the Secured Commodity Hedge Counterparties upon a foreclosure and liquidation of such collateral relative to the priority of the lien granted to the secured parties under the TCEH Senior Secured Facilities.

Second Lien Intercreditor Agreement — TCEH has also entered into a second lien intercreditor agreement (the Second Lien Intercreditor Agreement) with Citibank, N.A., as senior collateral agent, and The Bank of New York Mellon Trust Company, N.A., as initial second priority representative. The Second Lien Intercreditor Agreement provides that liens on the collateral that secure the obligations under the TCEH Senior Secured Facilities, the obligations of the Secured Commodity Hedge Counterparties and any other obligations which are permitted to be secured on a pari passu basis therewith (collectively, the First Lien Obligations) rank prior to the liens on such collateral securing the obligations under the TCEH Senior Secured Second Lien Notes, and any other obligations which are permitted to be secured on a pari passu basis (collectively, the Second Lien Obligations). The Second Lien Intercreditor Agreement provides that the holders of the First Lien Obligations are entitled to the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral until paid in full, and that the holders of the Second Lien Obligations are not entitled to receive any such proceeds until the First Lien Obligations have been paid in full. The Second Lien Intercreditor Agreement also provides that the holders of the First Lien Obligations control enforcement actions with respect to such collateral, and the holders of the Second Lien Obligations are not entitled to commence any such enforcement actions, with limited exceptions. The Second Lien Intercreditor Agreement also provides that releases of the liens on the collateral by the holders of the First Lien Obligations automatically require that the liens on such collateral by the holders of the Second Lien Obligations be automatically released, and that amendments, waivers or consents with respect to any of the collateral documents in connection with the First Lien Obligations apply automatically to any comparable provision of the collateral documents in connection with the Second Lien Obligations.

EFIH Collateral Trust Agreement — EFIH entered into a Collateral Trust Agreement, among EFIH, The Bank of New York Mellon Trust Company, N.A., as First Lien Trustee, the other Secured Debt Representatives named therein and the Collateral Trustee. The Collateral Trust Agreement governing the pledge of collateral generally provides that the holders of a majority of the debt secured by a first priority lien on the collateral, including the notes and other future debt incurred by EFH or EFIH secured by the collateral equally and ratably, have, subject to certain limited exceptions, the exclusive right to manage, perform and enforce the terms of the security documents securing the rights of secured debt holders in the collateral, and to exercise and enforce all privileges, rights and remedies thereunder.

Fair Value of Debt

At December 31, 2013 and 2012, the estimated fair value of our notes, loans and other debt (excluding capital leases) totaled $24.653 billion and $25.890 billion, respectively, and the carrying amount totaled $38.146 billion and $37.854 billion, respectively. At December 31, 2013 and 2012, the estimated fair value of our borrowings under the TCEH Revolving Credit Facilities totaled $1.397 billion and $1.500 billion, respectively, and the carrying amount totaled $2.054 billion. We determine fair value in accordance with accounting standards as discussed in Note 13, and at December 31, 2013, our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

TCEH Interest Rate Swap Transactions

TCEH has employed interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at December 31, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	January 2014 through October 2014	$18.19	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.60	billion (b)
___________

(a)
Swaps related to an aggregate $1.6 billion principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.330 billion in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at December 31, 2013 totaled $1.050 billion notional amount, a decrease of $10.917 billion from December 31, 2012 reflecting expired swaps. The remaining basis swaps expire in August 2014.

The interest rate swap counterparties are secured on an equal and ratable basis by the same collateral pledged to the lenders under the TCEH Senior Secured Facilities.

The interest rate swaps have resulted in net gains (losses) reported in interest expense and related charges as follows:

	Year Ended December 31,
	2013	2012	2011
Realized net loss	$(620)	$(670)	$(684)
Unrealized net gain (loss)	1,053	166	(812)
Total	$433	$(504)	$(1,496)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.012 billion and $2.065 billion at December 31, 2013 and 2012, respectively, of which $56 million and $65 million (both pretax), respectively, were reported in accumulated other comprehensive income. The net liability reflects a nonperformance risk adjustment as discussed in Note 13.

The Bankruptcy Filing constituted an event of default under the interest rate swap agreements, and because the agreements are deemed to be "forward contracts" under the Bankruptcy Code, the counterparties may elect to terminate the agreements. See Note 14 for discussion of classification of the interest rate swap derivative liabilities as current.

11.	COMMITMENTS AND CONTINGENCIES

Contractual Commitments

At December 31, 2013, we had noncancellable commitments under energy-related contracts, leases and other agreements as follows:

	Coal purchase and transportation agreements	Pipeline transportation and storage reservation fees	Nuclear Fuel Contracts	Other Contracts
2014	$344	$31	$152	$101
2015	270	12	189	27
2016	157	1	115	26
2017	136	1	111	24
2018	43	1	149	21
Thereafter	—	9	530	120
Total	$950	$55	$1,246	$319

Expenditures under our coal purchase and coal transportation agreements totaled $353 million, $245 million and $463 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In consideration of the Bankruptcy Filing, all capital lease liabilities are classified as current at December 31, 2013 (also see Note 10). At December 31, 2013, future minimum lease payments under both capital leases and operating leases are as follows:

	Capital Leases	Operating Leases (a)
2014	$10	$30
2015	7	28
2016	6	25
2017	35	35
2018	—	33
Thereafter	—	151
Total future minimum lease payments	58	$302
Less amounts representing interest	6
Present value of future minimum lease payments	52
Less current portion	52
Long-term capital lease obligation	$—
___________

(a)	Includes operating leases with initial or remaining noncancellable lease terms in excess of one year.

Rent reported as operating costs, fuel costs and SG&A expenses totaled $90 million, $102 million and $91 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

See Note 10 for discussion of guarantees and security for certain of our debt.

Letters of Credit

At December 31, 2013, TCEH had outstanding letters of credit under its credit facilities totaling $750 million as follows:

•	$317 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•	$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million;

•	$61 million to support TCEH's REP financial requirements with the PUCT, and

•	$164 million for miscellaneous credit support requirements.

See Note 10 for discussion of letter of credit draws in 2014.

The Bankruptcy Filing may result in some or all letter of credit beneficiaries drawing on their letters of credit if the terms of a particular letter of credit so provide. The automatic stay will not prevent third parties from drawing on their letters of credit.

Litigation

Aurelius Capital Master, Ltd. and ACP Master, Ltd. (Aurelius) filed a lawsuit in March 2013, amended in May 2013, in the US District Court for the Northern District of Texas (Dallas Division) against EFCH as a nominal defendant and each of the current directors and a former director of EFCH. In the lawsuit, Aurelius, as a creditor under the TCEH Senior Secured Facilities and certain TCEH secured bonds, both of which are guaranteed by EFCH, filed a derivative claim against EFCH and its directors. Aurelius alleged that the directors of EFCH breached their fiduciary duties to EFCH and its creditors, including Aurelius, by permitting TCEH to make certain loans "without collecting fair and reasonably equivalent value." The lawsuit sought recovery for the benefit of EFCH. EFCH and the directors filed a motion to dismiss this lawsuit in June 2013. In January 2014, the district court granted the motion to dismiss and in February 2014 entered final judgment dismissing the lawsuit. In January 2014, the district court granted the motion to dismiss and in February 2014 entered final judgment dismissing the lawsuit. Aurelius has appealed the district court's judgment to the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court). We cannot predict the outcome of this proceeding, including the financial effects, if any.

Litigation Related to Generation Facilities — In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs sought a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. The district court affirmed the TCEQ's issuance of the TPDES permit to Oak Grove. In December 2012, plaintiffs appealed the district court's decision to the Third Court of Appeals in Austin, Texas. Oral argument was held in April 2014. While we cannot predict the timing or outcome of this proceeding, we believe the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and were in accordance with applicable law.

In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC (a wholly owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Big Brown generation facility. The Big Brown trial was held in February 2014. In pre-trial filings submitted in January 2014, the Sierra Club stated it was seeking over $337 million in civil penalties for the alleged violations and injunctive relief. In March 2014, the district court entered final judgment denying all of the Sierra Club's claims and all relief requested by the Sierra Club. The Sierra Club has appealed the district court's decision to the Fifth Circuit Court.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC for alleged violations of the CAA at Luminant's Martin Lake generation facility. In April 2014, the Martin Lake trial setting of May 2014 was vacated by the district court so that the district court could consider the effects of the decision in the Big Brown case. The Sierra Club has stated that it intends to ask the district court in this case to impose civil penalties of approximately $147 million. The Sierra Club has also stated that the district court can impose the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation depending on the date of the alleged violation. In addition, the Sierra Club has requested injunctive relief, including the installation of new emissions control equipment at the plant. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties. While we are unable to estimate any possible loss or predict the outcome of the Martin Lake case, we believe that, as the judge ruled in the Big Brown case, the Sierra Club's claims are without merit, and we intend to vigorously defend the lawsuit.

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

Notwithstanding the foregoing, the affirmative claims asserted against EFH Corp. and Luminant Generation Company LLC described above were automatically stayed as a result of the Bankruptcy Filing. The matters will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.

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

In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. In September 2012, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's notice of violation. Given recent legal precedent subjecting agency orders like the notice of violation to judicial review, we filed the petition for review to preserve our ability to challenge the EPA's issuance of the notice and its defects. In October 2012, the EPA filed a motion to dismiss our petition. In December 2012, the Fifth Circuit Court issued an order that will delay a ruling on the EPA's motion to dismiss until after the case has been fully briefed and oral argument is held.

In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities. In July 2013, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's July 2013 notice of violation. In September 2013, the Fifth Circuit Court consolidated the petitions for review of the July 2012 and July 2013 notices of violation. The consolidated cases are now fully briefed and before the Fifth Circuit Court. Oral argument has been scheduled for June 2014.

In August 2013, the US Department of Justice, acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant Generation Company LLC and Big Brown Power Company LLC in federal district court in Dallas, alleging violations of the CAA at our Big Brown and Martin Lake generation facilities. In September 2013, we filed a motion to stay this lawsuit pending the outcome of the Fifth Circuit Court's review of the July 2012 and July 2013 notices of violation. In January 2014, the district court granted our motion to stay the lawsuit until the Fifth Circuit Court resolves our petitions for review of the July 2012 and July 2013 notices of violation. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against these allegations. The lawsuit requests civil penalties of up to $32,500 to $37,500 per day for each alleged violation (the maximum penalties available under the CAA), depending on the date of the alleged violation, and injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require the payment of substantial penalties. We cannot predict the outcome of these proceedings, including the financial effects, if any.

Cross-State Air Pollution Rule (CSAPR)

In July 2011, the EPA issued the CSAPR, compliance with which would have required significant additional reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions from our fossil fueled generation units. In September 2011, we filed a petition for review in the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) challenging the CSAPR as it applies to Texas. If the CSAPR had taken effect, it would have caused us to, among other actions, idle two lignite/coal fueled generation units and cease certain lignite mining operations by the end of 2011.

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

In August 2012, the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the EPA's further consideration of the rule. In October 2012, the EPA and certain other parties that supported the CSAPR filed petitions with the D.C. Circuit Court seeking review by the full court of the panel's decision to vacate and remand the CSAPR. In January 2013, the D.C. Circuit Court denied these requests for rehearing, concluding the CSAPR rehearing proceeding. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court's decision. The US Supreme Court granted review of the D.C. Circuit Court's decision in June 2013 and heard oral arguments in December 2013. In April 2014, the US Supreme Court issued its opinion in the CSAPR litigation, reversing the D.C. Circuit Court's decision in which that court vacated CSAPR. The US Supreme Court has remanded the case to the D.C. Circuit Court for further proceedings consistent with its opinion. We are evaluating the decision and cannot predict the timing or outcome of future proceedings related to CSAPR, including any compliance timeframe or the financial effects, if any.

State Implementation Plan (SIP)

In September 2010, the EPA disapproved a portion of the SIP pursuant to which the TCEQ implements its program to achieve the requirements of the CAA. The EPA disapproved the Texas standard permit for pollution control projects (PCP). We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the CAA. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for expedited reconsideration. In September 2013, the State of Texas filed a motion with the Fifth Circuit Court requesting that the Court amend and enforce its judgment in this case by requiring the EPA to satisfy the Court's judgment by taking action on the pending SIP revision regarding Texas' PCP standard permit. In February 2014, the Fifth Circuit Court ordered the EPA to issue a final rule on the standard permit for pollution control projects by May 19, 2014. We cannot predict the outcome of the EPA's reconsideration, including the financial effects, if any.

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

Environmental Contingencies

See discussion above regarding the CSAPR issued by the EPA in July 2011 and revised in February 2012 that include provisions which, among other things, place limits on SO2 and NOX emissions produced by electricity generation plants. The CSAPR provisions and the Mercury and Air Toxics Standard (MATS) issued by the EPA in December 2011 would require substantial additional capital investment in our lignite/coal fueled generation facilities.

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

Labor Contracts

Certain personnel engaged in TCEH activities are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. In November 2011, three-year labor agreements were reached covering bargaining unit personnel engaged in lignite fueled generation operations (excluding Sandow) and lignite mining operations (excluding Three Oaks). In March 2014, these agreements were extended for an additional year through November 2015. Also in November 2011, a four-year labor agreement was reached covering bargaining unit personnel engaged in natural gas fueled generation operations. In January and August 2013, labor agreements expiring in November 2015 were reached covering bargaining unit personnel engaged in the Three Oaks lignite mining operations and the Sandow lignite fueled generation operations, respectively. In December 2013, a labor agreement expiring in August 2015 was reached covering bargaining unit personnel engaged in nuclear fueled generation operations. We do not expect any changes in collective bargaining agreements to have a material effect on our results of operations, liquidity or financial condition.

Nuclear Insurance

Nuclear insurance includes liability coverage, property damage, decontamination and premature decommissioning coverage and accidental outage and/or extra expense coverage. Nuclear insurance maintained meets or exceeds requirements promulgated by Section 170 (Price-Anderson) of the Atomic Energy Act (Act) and Title 10 of the Code of Federal Regulations. We intend to maintain insurance against nuclear risks as long as such insurance is available. The company is self-insured to the extent that losses (i) are within the policy deductibles, (ii) are not covered per policy exclusions, terms and limitations, (iii) exceed the amount of insurance maintained, or (iv) are not covered due to lack of insurance availability. Such losses could have a material effect on our financial condition and results of operations and liquidity.

With regard to liability coverage, the Act provides for financial protection for the public in the event of a significant nuclear generation plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $13.6 billion and requires nuclear generation plant operators to provide financial protection for this amount. The US Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $13.6 billion limit for a single incident mandated by the Act. As required, the company provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, the company has $375 million of liability insurance from American Nuclear Insurers (ANI), a joint underwriting association created by some of the largest insurance companies in the US. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP). Neither the primary nor secondary layers of financial protection are subject to any deductibles.

Under the SFP, in the event of an incident at any nuclear generation plant in the US, each operating licensed reactor in the US is subject to an assessment of up to $127.3 million and this amount is subject to increases for inflation every five years, with the next adjustment expected in September 2018. Assessments are currently limited to $19 million per operating licensed reactor per year per incident. The company's maximum potential assessment under the industry retrospective plan would be $254.6 million per incident but no more than $37.9 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $375 million per accident at any nuclear facility.

With respect to nuclear decontamination and property damage insurance, the NRC requires that nuclear generation plant license-holders maintain at least $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. The company maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $2.25 billion (subject to $5 million deductible per accident), above which the company is self-insured. This insurance coverage consists of a primary layer of coverage of $1.750 billion provided by Nuclear Electric Insurance Limited (NEIL). The European Mutual Association for Nuclear Insurance (EMANI) provides additional insurance limits of $500 million in excess of NEIL's $1.75 billion coverage.

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

If NEIL's or EMANI's losses exceeded their reserves for the applicable coverage, potential assessments in the form of a retrospective premium call could be made up to ten times annual premiums in the case of NEIL and up to six times annual premiums in the case of EMANI. The company maintains insurance coverage against these potential retrospective premium calls.

Also, under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.2 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply.

12.	EQUITY

Equity Issuances and Repurchases

Changes in common stock shares outstanding for each of the last three years are reflected (in millions of shares) in the table below. Essentially all shares issued and purchased were as a result of stock-based compensation transactions for the benefit of certain officers, directors and employees. See Note 16 for discussion of stock-based compensation.

	Year Ended December 31,
	2013	2012	2011
Shares outstanding at beginning of year	1,680.5	1,679.5	1,671.8
Shares issued (a)	1.7	1.0	7.7
Shares repurchased	(12.3)	—	—
Shares outstanding at end of year	1,669.9	1,680.5	1,679.5
____________

(a)
Includes share awards granted to directors and other nonemployees (see Note 16). 2013 and 2011 issuances also included 0.7 million and 0.2 million, respectively, shares of previously issued restricted or deferred stock units that vested in 2013 and 2011, respectively.

Dividend Restrictions

EFH Corp. has not declared or paid any dividends since the Merger.

The indenture governing the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes includes covenants that, among other things and subject to certain exceptions, has restricted our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, our net income has been restricted from being used to make distributions on our common stock unless such distributions were expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp.'s consolidated leverage ratio was equal to or less than 7.0 to 1.0. For purposes of this calculation, "consolidated leverage ratio" is defined as the ratio of consolidated total debt (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. EFH Corp.'s consolidated leverage ratio was 12.4 to 1.0 at December 31, 2013.

The indentures governing the EFIH Notes generally restricted EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, EFIH's consolidated leverage ratio was equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis (including Oncor's Adjusted EBITDA). EFIH's consolidated leverage ratio was 7.5 to 1.0 at December 31, 2013. In addition, the EFIH Notes generally restricted EFIH's ability to make distributions or loans to EFH Corp., unless such distributions or loans were expressly permitted under the indentures governing the EFIH Notes.

The TCEH Senior Secured Facilities generally restricted TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At December 31, 2013, the ratio was 10.6 to 1.0.

In addition, the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes, TCEH Senior Secured Notes and TCEH Senior Secured Second Lien Notes generally restricted TCEH's ability to make distributions or loans to any of its parent companies, EFCH and EFH Corp., unless such distributions or loans were expressly permitted under the TCEH Senior Secured Facilities and the indentures governing such notes.

Under applicable law, we were also prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or we would be insolvent.

Noncontrolling Interests

At December 31, 2013, ownership of Oncor's membership interests was as follows: 80.03% held indirectly by EFH Corp., 0.22% held indirectly by Oncor's management and board of directors and 19.75% held by Texas Transmission. See Note 3 for discussion of the deconsolidation of Oncor effective January 1, 2010.

As discussed in Notes 3 and 8, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to noncontrolling interests of $107 million for the year ended December 31, 2013 reflected the noncontrolling interest share of the impairment of the assets of the nuclear generation development joint venture. Net loss attributable to the noncontrolling interests was immaterial for the years ended December 31, 2012 and 2011.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the year ended December 31, 2013.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 14)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments (Note 15)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(64)	$17	$(47)
Other comprehensive income (loss) before reclassifications (after tax) arising in 2013	—	(20)	(20)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(4)	(4)
Depreciation and amortization	2	—	2
Selling, general and administrative expenses	—	(3)	(3)
Interest expense and related charges	7	—	7
Income tax benefit (expense)	(3)	3	—
Equity in earnings of unconsolidated subsidiaries (net of tax)	2	—	2
Total amount reclassified from accumulated other comprehensive income (loss) during the period	8	(4)	4
Total change during the period	8	(24)	(16)
Balance at December 31, 2013	$(56)	$(7)	$(63)

13.	FAIR VALUE MEASUREMENTS

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

Probable loss of default by either us or our counterparties is considered in determining the fair value of derivative assets and liabilities. These non-performance risk adjustments take into consideration credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 14 for additional information regarding credit risk associated with our derivatives). We utilize published credit ratings, default rate factors and debt trading values in calculating these fair value measurement adjustments.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

December 31, 2013
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$161	$570	$57	$788
Interest rate swaps	—	67	—	67
Nuclear decommissioning trust – equity securities (b)	330	191	—	521
Nuclear decommissioning trust – debt securities (b)	—	270	—	270
Total assets	$491	$1,098	$57	$1,646
Liabilities:
Commodity contracts	$231	$14	$18	$263
Interest rate swaps	—	80	1,012	1,092
Total liabilities	$231	$94	$1,030	$1,355

December 31, 2012
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$180	$1,784	$83	$2,047
Interest rate swaps	—	134	—	134
Nuclear decommissioning trust – equity securities (b)	249	144	—	393
Nuclear decommissioning trust – debt securities (b)	—	261	—	261
Total assets	$429	$2,323	$83	$2,835
Liabilities:
Commodity contracts	$208	$121	$54	$383
Interest rate swaps	—	2,217	—	2,217
Total liabilities	$208	$2,338	$54	$2,600
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	The nuclear decommissioning trust investment is included in the other investments line in the balance sheet. See Note 19.

Because certain of these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal agreements and include financial instruments entered into for hedging purposes as well as physical contracts that have not been designated "normal" purchases or sales. See Note 14 for further discussion regarding the company's use of derivative instruments.

Interest rate swaps include variable-to-fixed rate swap instruments that are economic hedges of interest on debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 10 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2013, 2012 and 2011. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the years ended December 31, 2013, 2012 and 2011.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at December 31, 2013 and 2012:

December 31, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$2	$(2)	$—	Valuation Model	Illiquid pricing locations (c)	$25 to $45/ MWh
					Hourly price curve shape (d)	$20 to $70/ MWh

Electricity spread options	15	(2)	13	Option Pricing Model	Gas to power correlation (e)	45% to 95%
					Power volatility (f)	10% to 30%

Electricity congestion revenue rights	35	(2)	33	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $25.00

Coal purchases	—	(11)	(11)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%

Interest rate swaps	—	(1,012)	(1,012)	Valuation Model	Nonperformance risk adjustment (l)	25% to 35%

Other	5	(1)	4
Total	$57	$(1,030)	$(973)

December 31, 2012
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$5	$(9)	$(4)	Valuation Model	Illiquid pricing locations (c)	$20 to $40/ MWh
					Hourly price curve shape (d)	$20 to $50/ MWh

Electricity spread options	34	(10)	24	Option Pricing Model	Gas to power correlation (e)	20% to 90%
					Power volatility (f)	20% to 40%

Electricity congestion revenue rights	41	(2)	39	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $0.50

Coal purchases	—	(32)	(32)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	5% to 40%
					Recovery rate (k)	0% to 40%

Other	3	(1)	2
Total	$83	$(54)	$29
____________

(a)
Electricity purchase and sales contracts include hedging positions in the ERCOT West region, as well as power contracts, the valuations of which include unobservable inputs related to the hourly shaping of the price curve. Electricity spread option contracts consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal. Interest rate swaps are held by TCEH to hedge exposure to its variable rate debt.

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

(h)	Based on the historical price differences between settlement points in the ERCOT North Hub and the ERCOT West Hub.

(i)	Based on the historical range of price variances between mine locations.

(j)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(k)	Estimate of the default recovery rate based on historical corporate rates.

(l)	Estimate of nonperformance risk adjustment based on TCEH senior secured debt trading values. See discussion immediately below regarding transfers into Level 3.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the years ended December 31, 2013, 2012 and 2011. Transfers into Level 3 during 2013 as noted below reflect a nonperformance risk adjustment in the valuation of the TCEH interest rate swaps, which are secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes (see Note 10). At December 31, 2013, the estimated fair value of these interest rate swaps totaled $1.363 billion before consideration of nonperformance risk adjustment and $1.012 billion after consideration of such adjustment. The amount of the nonperformance risk adjustment was after consideration of derivative assets related to contracts with the same counterparties that are also secured by a first-lien interest in the assets of TCEH, and a master netting agreement is in place that provides for netting and setoff of amounts related to these contracts.

	Year Ended December 31,
	2013	2012	2011
Net asset balance at beginning of period	$29	$53	$342
Total unrealized valuation losses	(48)	(17)	(1)
Purchases, issuances and settlements (a):
Purchases	92	73	117
Issuances	(7)	(23)	(15)
Settlements	138	(12)	(41)
Transfers into Level 3 (b)	(1,181)	(42)	—
Transfers out of Level 3 (b)	4	(3)	(349)
Net change (c)	(1,002)	(24)	(289)
Net asset (liability) balance at end of period	$(973)	$29	$53
Unrealized valuation gains (losses) relating to instruments held at end of period	435	(24)	17
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

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

14.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage electricity price risk and interest rate risk exposure. Our principal activities involving derivatives consist of natural gas hedging positions and the hedging of interest costs on our debt. See Note 13 for a discussion of the fair value of derivatives. Because certain of these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements.

Commodity Hedging and Trading Activity — TCEH has natural gas hedging positions designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas through 2014 in order to hedge a portion of electricity price exposure related to expected lignite/coal and nuclear fueled generation. TCEH also enters into derivatives, including electricity, natural gas, fuel oil, uranium, emission and coal instruments, generally for short-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets. Unrealized gains and losses arising from changes in the fair value of hedging and trading instruments as well as realized gains and losses upon settlement of the instruments are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at December 31, 2013 and 2012:

December 31, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$784	$67	$—	$—	$851
Noncurrent assets	4	—	—	—	4
Current liabilities	—	—	(263)	(1,092)	(1,355)
Noncurrent liabilities	—	—	—	—	—
Net assets (liabilities)	$788	$67	$(263)	$(1,092)	$(500)

December 31, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,461	$134	$—	$—	$1,595
Noncurrent assets	586	—	—	—	586
Current liabilities	—	—	(366)	(678)	(1,044)
Noncurrent liabilities	—	—	(17)	(1,539)	(1,556)
Net assets (liabilities)	$2,047	$134	$(383)	$(2,217)	$(419)

The Bankruptcy Filing constituted an event of default under the interest rate swap agreements and certain commodity contract agreements, and because the agreements are "forward contracts" under the Bankruptcy Code, the counterparties may elect to terminate the agreements. Consequently, the derivative liabilities are classified as current at December 31, 2013, including $647 million that otherwise would be classified as noncurrent, essentially all of which relates to interest rate swaps.

At December 31, 2013 and 2012, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Year Ended December 31,
Derivative (income statement presentation)	2013	2012	2011
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$(54)	$279	$1,139
Interest rate swaps (Interest expense and related charges) (b)	433	(503)	(1,496)
Net gain (loss)	$379	$(224)	$(357)
____________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes unrealized mark-to-market net gain (loss) as well as the net realized effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 19).

The following table presents the pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI for the years ended December 31, 2013, 2012 or 2011.

	Year Ended December 31,
Derivative (income statement presentation of loss reclassified from accumulated OCI into income)	2013	2012	2011
Interest rate swaps (Interest expense and related charges)	$(7)	$(8)	$(27)
Interest rate swaps (Depreciation and amortization)	(2)	(2)	(2)
Total	$(9)	$(10)	$(29)

There were no transactions designated as cash flow hedges during the years ended December 31, 2013, 2012 or 2011.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedge) at December 31, 2013 and 2012 totaled $37 million and $43 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $1 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at December 31, 2013 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Balance Sheet Presentation of Derivatives

Consistent with elections under US GAAP to present amounts on a gross basis, we report derivative assets and liabilities in the balance sheet without taking into consideration netting arrangements we have with counterparties. We may enter into offsetting positions with the same counterparty, resulting in both assets and liabilities. Volatility in underlying commodity prices can result in significant changes in assets and liabilities from period to period.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At December 31, 2013 and 2012, all margin deposits held were unrestricted.

We maintain standardized master netting agreements with certain counterparties that allow for the netting of positive and negative exposures. Generally, we utilize the International Swaps and Derivatives Association (ISDA) standardized contract for financial transactions, the Edison Electric Institute standardized contract for physical power transactions and the North American Energy Standards Board (NAESB) standardized contract for physical natural gas transactions. These contain credit enhancements that allow for the right to offset assets and liabilities and collateral received in order to reduce credit exposure between us and the counterparty. These agreements contain specific language related to margin requirements, monthly settlement netting, cross-commodity netting and early termination netting, which is negotiated with the contract counterparty.

Certain entities are counterparties to both our natural gas hedging positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions.

The following tables reconcile our derivative assets and liabilities as presented in the consolidated balance sheet to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

December 31, 2013
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts (c)
Derivative assets:
Commodity contracts	$788	$(389)	$(299)	$100
Interest rate swaps	67	(67)	—	—
Total derivative assets	855	(456)	(299)	100
Derivative liabilities:
Commodity contracts	(263)	168	70	(25)
Interest rate swaps	(1,092)	288	—	(804)
Total derivative liabilities	(1,355)	456	70	(829)
Net amounts	$(500)	$—	$(229)	$(729)

December 31, 2012
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$2,047	$(1,263)	$(597)	$187
Interest rate swaps	134	(134)	—	—
Total derivative assets	2,181	(1,397)	(597)	187
Derivative liabilities:
Commodity contracts	(383)	319	29	(35)
Interest rate swaps	(2,217)	1,078	—	(1,139)
Total derivative liabilities	(2,600)	1,397	29	(1,174)
Net amounts	$(419)	$—	$(568)	$(987)
____________

(a)
Offsetting instruments with respect to commodity contracts include amounts related to interest rate swaps and vice versa. Amounts exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

(c)
Includes net liability positions totaling approximately $1.1 billion (before nonperformance risk adjustment of $351 million related to interest rate swaps, which is reflected in the net amount presented at December 31, 2013) related to counterparties with positions that are secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at December 31, 2013 and 2012:

	December 31,
	2013	2012
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$32,490	$32,760	Million US dollars
Basis	$1,050	$11,967	Million US dollars
Natural gas (b)	2,150	2,919	Million MMBtu
Electricity	16,482	76,767	GWh
Congestion Revenue Rights (c)	77,799	111,185	GWh
Coal	9	13	Million US tons
Fuel oil	26	47	Million gallons
Uranium	450	441	Thousand pounds
____________

(a)
Includes notional amount of interest rate swaps with maturity dates through October 2014 as well as notional amount of swaps effective from October 2014 with maturity dates through October 2017 (see Note 10).

(b)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(c)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of these agreements require the posting of collateral if our credit rating is downgraded by one or more credit rating agencies; however, due to our credit ratings being below investment grade, substantially all of such collateral posting requirements have already been effective.

At December 31, 2013 and 2012, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $4 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $3 million and $12 million at December 31, 2013 and 2012, respectively. All of the credit risk-related contingent features related to these derivatives were triggered upon the Bankruptcy Filing.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts as a result of the Bankruptcy Filing. At December 31, 2013 and 2012, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.103 billion and $2.299 billion, respectively, before consideration of the amount of assets subject to the liens, and after reduction for derivative assets under netting arrangements, totaled $1.154 billion and $1.141 billion, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $6 million at December 31, 2013. No cash collateral or letters of credit were posted with these counterparties at December 31, 2012 to reduce the liquidity exposure. All of the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, were triggered upon the Bankruptcy Filing. See Note 10 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $1.107 billion and $2.357 billion at December 31, 2013 and 2012, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At December 31, 2013, total credit risk exposure to all counterparties related to derivative contracts totaled $964 million (including associated accounts receivable). The net exposure to those counterparties totaled $195 million at December 31, 2013 after taking into effect netting arrangements, setoff provisions and collateral. At December 31, 2013, the credit risk exposure to the banking and financial sector represented 88% of the total credit risk exposure and 47% of the net exposure, a significant amount of which is related to the natural gas hedging positions, and the largest net exposure to a single counterparty totaled $35 million.

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

15.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

EFH Corp. is the plan sponsor of the EFH Retirement Plan (the Retirement Plan), which had provided benefits to eligible employees of its subsidiaries, including Oncor. After the amendments in 2012 discussed below, participating employees in the Plan now consist entirely of active collective bargaining unit employees in our competitive business. The Plan is a qualified defined benefit pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and is subject to the provisions of ERISA. The Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs. It is our policy to fund the Retirement Plan assets to the extent deductible under existing federal tax regulations.

In August 2012, EFH Corp. approved certain amendments to the Retirement Plan. These actions were completed in the fourth quarter 2012, and the amendments resulted in:

•
splitting off assets and liabilities under the Retirement Plan associated with active employees of Oncor and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses) to a new plan sponsored and administered by Oncor (the Oncor Plan) and

•
the termination of, distributions of benefits under, and settlement of all of EFH Corp.'s liabilities associated with active employees of EFH Corp.'s competitive businesses (the Terminating Plan) other than collective bargaining unit employees.

EFH Corp.'s competitive operations recorded charges totaling $285 million in the fourth quarter 2012, including $92 million related to the settlement of the Terminating Plan and $193 million related to the competitive business obligations (including discontinued businesses) that were assumed under the Oncor Plan. These amounts represent the previously unrecognized actuarial losses reported in accumulated other comprehensive income (loss). TCEH's allocated share of the charges totaled $141 million. TCEH settled $91 million of this allocation with EFH Corp. in cash in 2012 and settled the remaining $50 million with EFH Corp. in the first quarter 2013.

Settlement of the liabilities and the full funding of the EFH Corp. competitive operations portion of liabilities (including discontinued businesses) under the Oncor Plan resulted in an aggregate pension plan cash contribution by EFH Corp.'s competitive operations of $259 million in the fourth quarter 2012.

We also have supplemental unfunded retirement plans for certain employees whose retirement benefits cannot fully be earned under the qualified Retirement Plan, the information for which is included below.

EFH Corp. offers OPEB in the form of health care and life insurance to eligible employees of its subsidiaries, including Oncor's employees, and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. In 2011, we announced a change to the OPEB plan whereby, effective January 1, 2013, Medicare-eligible retirees from the competitive business will be subject to a cap on increases in subsidies received under the plan to offset medical costs.

In April 2014, Oncor and EFH Corp. entered into an agreement whereby Oncor will cease participation in EFH Corp.’s OPEB Plan and establish its own OPEB plan for Oncor’s eligible retirees and their dependents effective July 1, 2014. Participants in the EFH Corp. OPEB plan with split service as discussed immediately below under “Regulatory Recovery of Pension and OPEB Costs” will become participants in the Oncor plan. The methodology for OPEB cost allocations between EFH Corp. and Oncor is not expected to change, and the agreement is not expected to have a material effect on the net assets or cash flows of EFH Corp.

Regulatory Recovery of Pension and OPEB Costs

PURA provides for the recovery by Oncor, in its regulated revenue rates, of pension and OPEB costs applicable to services of Oncor's active and retired employees, as well as services of other EFH Corp. active and retired employees prior to the deregulation and disaggregation of our electric utility business effective January 1, 2002. Oncor is authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in Oncor's approved (by the PUCT) revenue rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings, including amounts related to pre-2002 service of EFH Corp. employees. Regulatory assets and liabilities are ultimately subject to PUCT approval. Oncor is contractually obligated to EFH Corp. to fund pension and OPEB obligations for which the costs are recoverable in its rates.

Pension and OPEB Costs

	Year Ended December 31,
	2013	2012	2011
Pension costs (a)	26	$512	$141
OPEB costs	39	25	94
Total benefit costs	65	537	235
Less amounts expensed by Oncor (and not consolidated)	(25)	(36)	(37)
Less amounts deferred principally as a regulatory asset or property by Oncor	(25)	(165)	(130)
Net amounts recognized as expense by EFH Corp. and consolidated subsidiaries	$15	$336	$68
___________

(a)	As a result of pension plan actions discussed in this Note, the 2012 amount includes $285 million recorded by EFH Corp. as a settlement charge and $81 million recorded by Oncor as a regulatory asset.

At December 31, 2013 and 2012, Oncor had recorded regulatory assets totaling $786 million and $1.010 billion, respectively, related to pension and OPEB costs, including amounts related to deferred expenses as well as amounts related to unfunded liabilities that otherwise would be recorded as other comprehensive income.

Market-Related Value of Assets Held in Postretirement Benefit Trusts

We use the calculated value method to determine the market-related value of the assets held in the trust for purposes of calculating pension costs. We include the realized and unrealized gains or losses in the market-related value of assets over a rolling four-year period. Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value. Each year, the market-related value of assets is increased for contributions to the plan and investment income and is decreased for benefit payments and expenses for that year. We use the fair value method to determine the market-related value of the assets held in the trust for purposes of calculating OPEB costs.

Detailed Information Regarding Pension Benefits

The following information is based on December 31, 2013, 2012 and 2011 measurement dates:

	Year Ended December 31,
	2013	2012	2011
Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate (a)	4.30%	5.00%	5.50%
Expected return on plan assets	5.40%	7.40%	7.70%
Rate of compensation increase	3.50%	3.81%	3.74%
Components of Net Pension Cost:
Service cost	$8	$44	$45
Interest cost	12	157	162
Expected return on assets	(7)	(161)	(157)
Amortization of prior service cost	—	—	1
Amortization of net actuarial loss	8	106	90
Effect of pension plan actions (b)	5	366	—
Net periodic pension cost	$26	$512	$141
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss	$5	$57	$54
Amortization of net loss	—	(31)	(29)
Effect of pension plan actions (c)	(4)	(307)	—
Total loss (income) recognized in other comprehensive income	$1	$(281)	$25
Total recognized in net periodic benefit cost and other comprehensive income	$27	$231	$166
Assumptions Used to Determine Benefit Obligations:
Discount rate	5.07%	4.30%	5.00%
Rate of compensation increase	3.50%	3.50%	3.81%
___________

(a)
As a result of the amendments discussed above, the discount rate reflected in net pension costs for January through July 2012 was 5.00%, for August through September 2012 was 4.15% and for October through December 2012 was 4.20%.

(b)	Amount in 2012 includes settlement charges of $285 million recorded by EFH Corp. and $81 million recorded by Oncor as a regulatory asset.

(c)	Amount in 2012 includes $285 million in actuarial losses reclassified to net income (loss) as a settlement charge and a $22 million plan curtailment adjustment.

	Year Ended December 31,
	2013	2012
Change in Pension Obligation:
Projected benefit obligation at beginning of year	$285	$3,331
Service cost	8	45
Interest cost	12	159
Actuarial loss	(21)	299
Benefits paid	(5)	(140)
Plan curtailment	—	(27)
Settlements	(7)	(513)
Plans sponsored by Oncor (a)	—	(2,880)
Other transfers	—	11
Projected benefit obligation at end of year	$272	$285
Accumulated benefit obligation at end of year	$250	$258
Change in Plan Assets:
Fair value of assets at beginning of year	$151	$2,409
Actual return on assets	(13)	297
Employer contributions	7	369
Benefits paid	(5)	(140)
Settlements	(14)	(513)
Plans sponsored by Oncor	—	(2,271)
Fair value of assets at end of year	$126	$151
Funded Status:
Projected pension benefit obligation	$(272)	$(285)
Fair value of assets	126	151
Funded status at end of year (b)	$(146)	$(134)
Amounts Recognized in the Balance Sheet Consist of:
Other noncurrent assets (c)	$—	$11
Other current liabilities	(1)	(2)
Other noncurrent liabilities	(145)	(143)
Net liability recognized	$(146)	$(134)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net loss	$3	$2
Amounts Recognized by Oncor as Regulatory Assets Consist of:
Net loss	$44	$58
Net amount recognized	$44	$58
___________

(a)	Amount in 2012 includes $62 million related to a non-qualified plan.

(b)	Amounts in 2013 and 2012 include $93 million and $101 million, respectively, for which Oncor is contractually responsible and which are expected to be recovered in Oncor's rates. See Note 17.

(c)	Amounts represent overfunded plans.

The following table provides information regarding pension plans with projected benefit obligation (PBO) and accumulated benefit obligation (ABO) in excess of the fair value of plan assets.

	December 31,
	2013	2012
Pension Plans with PBO and ABO in Excess Of Plan Assets:
Projected benefit obligations	$272	$281
Accumulated benefit obligation	$250	$254
Plan assets	$126	$136

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

The target asset allocation ranges of pension plan investments by asset category are as follows:

Asset Category:	Target Allocation Ranges
US equities	8%	-	14%
International equities	6%	-	12%
Fixed income	74%	-	86%

Fair Value Measurement of Pension Plan Assets

At December 31, 2013 and 2012, pension plan assets measured at fair value on a recurring basis consisted of the following:

	December 31, (a)
Asset Category:	2013	2012
Interest-bearing cash	$17	$(4)
Equity securities:
US	16	17
International	12	13
Fixed income securities:
Corporate bonds (b)	51	54
US Treasuries	27	47
Other (c)	3	24
Total assets	$126	$151
___________

(a)	All amounts are based on Level 2 valuations. See Note 13.

(b)	Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody's.

(c)	Other consists primarily of municipal bonds.

Detailed Information Regarding Postretirement Benefits Other Than Pensions

The following OPEB information is based on December 31, 2013, 2012 and 2011 measurement dates (includes amounts related to Oncor):

	Year Ended December 31,
	2013	2012	2011
Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	4.10%	4.95%	5.55%
Expected return on plan assets	6.70%	6.80%	7.10%
Components of Net Postretirement Benefit Cost:
Service cost	$11	$9	$14
Interest cost	41	44	65
Expected return on assets	(12)	(12)	(14)
Amortization of net transition obligation	—	1	1
Amortization of prior service cost/(credit)	(31)	(32)	(1)
Amortization of net actuarial loss	30	15	29
Net periodic OPEB cost	$39	$25	$94
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service credit	$—	$—	$(77)
Net (gain) loss	4	17	(15)
Amortization of net gain	(3)	(1)	(2)
Amortization of prior service credit	11	11	—
Total loss recognized in other comprehensive income	$12	$27	$(94)
Total recognized in net periodic benefit cost and other comprehensive income	$51	$52	$—
Assumptions Used to Determine Benefit Obligations at Period End:
Discount rate	4.98%	4.10%	4.95%

	Year Ended December 31,
	2013	2012
Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$1,032	$916
Service cost	11	9
Interest cost	41	44
Participant contributions	16	17
Medicare Part D reimbursement	2	4
Actuarial (gain) loss	15	111
Benefits paid	(68)	(69)
Benefit obligation at end of year	$1,049	$1,032
Change in Plan Assets:
Fair value of assets at beginning of year	$191	$200
Actual return on assets	22	25
Employer contributions	18	18
Participant contributions	16	17
Benefits paid	(68)	(69)
Fair value of assets at end of year	$179	$191
Funded Status:
Benefit obligation	$(1,049)	$(1,032)
Fair value of assets	179	191
Funded status at end of year (a)	$(870)	$(841)
Amounts Recognized on the Balance Sheet Consist of:
Other current liabilities	$(8)	$(6)
Other noncurrent liabilities	(862)	(835)
Net liability recognized	$(870)	$(841)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Prior service credit	$(54)	$(65)
Net loss	34	34
Net amount recognized	$(20)	$(31)
Amounts Recognized by Oncor as Regulatory Assets Consist of:
Net loss	$221	$246
Prior service credit	(91)	(111)
Net amount recognized	$130	$135
___________

(a)
Amounts in 2013 and 2012 include $745 million and $724 million, respectively, for which Oncor is contractually responsible, substantially all of which is expected to be recovered in Oncor's rates. See Note 17.

The following tables provide information regarding the assumed health care cost trend rates.

	December 31,
	2013	2012
Assumed Health Care Cost Trend Rates-Not Medicare Eligible:
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022
Assumed Health Care Cost Trend Rates-Medicare Eligible:
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022

	1-Percentage Point Increase	1-Percentage Point Decrease
Sensitivity Analysis of Assumed Health Care Cost Trend Rates:
Effect on accumulated postretirement obligation	$116	$(97)
Effect on postretirement benefits cost	$7	$(6)

OPEB Plan Investment Strategy and Asset Allocations

Our investment objective for the OPEB plan primarily follows the objectives of the Retirement Plan discussed above, while maintaining sufficient cash and short-term investments to pay near-term benefits and expenses. The actual amounts at December 31, 2013 provided below are consistent with the company's asset allocation targets.

Fair Value Measurement of OPEB Plan Assets

At December 31, 2013, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

Asset Category:	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$—	$6	$—	$6
Equity securities:
US	53	5	—	58
International	35	—	—	35
Fixed income securities:
Corporate bonds (a)	—	34	—	34
US Treasuries	—	1	—	1
Other (b)	43	2	—	45
Total assets	$131	$48	$—	$179
___________

(a)	Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody's.

(b)	Other consists primarily of US agency securities.

At December 31, 2012, OPEB plan assets measured at fair value on a recurring basis consisted of the following:

Asset Category:	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$—	$10	$—	$10
Equity securities:
US	50	6	—	56
International	31	—	—	31
Fixed income securities:
Corporate bonds (a)	—	42	—	42
US Treasuries	—	4	—	4
Other (b)	45	3	—	48
Total assets	$126	$65	$—	$191
___________

(a)	Substantially all corporate bonds are rated investment grade by a major ratings agency such as Moody's.

(b)	Other consists primarily of US agency securities.

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

Retirement Plan
Asset Class:	Expected Long-Term Rate of Return
US equity securities	7.2%
International equity securities	7.8%
Fixed income securities	5.3%
Weighted average	6.2%

OPEB Plan
Plan Type:	Expected Long-Term Returns
401(h) accounts	3.4%
Life Insurance VEBA	1.5%
Union VEBA	2.1%
Non-Union VEBA	0.1%
Weighted average	7.1%

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

Assumed Discount Rate

We selected the assumed discount rate using the Aon Hewitt AA Above Median yield curve, which is based on corporate bond yields and at December 31, 2013 consisted of 389 corporate bonds with an average rating of AA using Moody's, Standard &Poor's Rating Services and Fitch Ratings, Ltd. ratings.

Amortization in 2014

We estimate amortization of the net actuarial loss and prior service cost for the defined benefit pension plan from accumulated other comprehensive income into net periodic benefit cost will be immaterial. We estimate amortization of the net actuarial loss and prior service credit for the OPEB plan from accumulated other comprehensive income into net periodic benefit cost will total $4 million and a $11 million credit, respectively.

Contributions in 2013 and 2014

Pension plan funding in 2013 totaled $7 million, including $5 million from Oncor. In February 2014, a cash contribution totaling $84 million was made to the Retirement Plan assets, of which $64 million was contributed by Oncor and $20 million was contributed by TCEH, which resulted in the Retirement Plan being fully funded as calculated under the provisions of ERISA. As a result of the Bankruptcy Filing, participants in the Retirement Plan who choose to retire would not be eligible for the lump sum payout option under the Retirement Plan unless the Retirement Plan is fully funded. We expect an additional cash contribution in 2014 to the Retirement Plan assets totaling $19 million, to be funded by Oncor, in order to maintain the fully funded status. OPEB plan funding in 2013 totaled $18 million, including $11 million from Oncor, and funding in 2014 is expected to total $23 million, including $15 million from Oncor.

Future Benefit Payments

Estimated future benefit payments to beneficiaries, including amounts related to nonqualified plans, are as follows:

	2014	2015	2016	2017	2018	2019-23
Pension benefits	$8	$10	$12	$13	$15	$100
OPEB	$53	$57	$60	$63	$66	$365

Thrift Plan

Our employees may participate in a qualified savings plan (the Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under applicable law. Employees who earn more than such threshold may contribute from 1% to 20% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions. Employer matching contributions are made in cash and may be allocated by participants to any of the plan's investment options. Our contributions to the Thrift Plan totaled $23 million, $21 million and $20 million for the years ended December 31, 2013, 2012 and 2011, respectively.

16.	STOCK-BASED COMPENSATION

EFH Corp. 2007 Stock Incentive Plan

In December 2007, we established the 2007 Stock Incentive Plan for Key Employees of EFH Corp. and its Affiliates (2007 SIP). Incentive awards under the 2007 SIP may be granted to directors and officers and qualified managerial employees of EFH Corp. or its subsidiaries or affiliates in the form of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of EFH Corp.'s shares of common stock. The 2007 SIP permits the grant of awards for 72 million shares of common stock, subject to adjustments under applicable laws for certain events, such as a change in control, and no such grants may be issued after December 26, 2017. Shares related to grants that are forfeited, terminated, cancelled, expire unexercised, withheld to satisfy tax withholding obligations, or are repurchased by the Company are available for new grants under the 2007 SIP. Given the Bankruptcy Filing, our common stock is deemed to have de minimis value as of December 31, 2013.

Stock-based compensation expense recorded for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
Type of award	2013	2012	2011
Restricted stock units	$6	$6	$3
Stock options	1	5	7
Other share and share-based awards	—	—	3
Total compensation expense	$7	$11	$13

Restricted Stock Units — Restricted stock units vest as common stock of EFH Corp. upon the earlier of September 2014 or a change of control, or on a prorated basis upon certain defined events such as termination of employment. Compensation expense per unit is based on the estimated value of EFH Corp. stock at the grant date, less a marketability discount factor. To determine expense related to units issued in exchange for stock options, the unit value is further reduced by the fair value of the options exchanged. At December 31, 2013, there was approximately $6.0 million of unrecognized compensation expense related to nonvested restricted stock units expected to be recognized through September 2014. See discussion below regarding stock options exchanged for restricted stock units in 2011. Restricted stock units outstanding at December 31, 2013 are all held by employees.

A summary of restricted stock unit activity is presented below:

Restricted Stock Unit Activity in 2013:	Units (millions)	Weighted Average Grant Date Fair Value
Total outstanding at beginning of period	27.5	$0.38	-	$0.93
Granted	4.0	$0.28	-	$0.28
Exercised	—	$—	-	$—
Forfeited	(5.4)	$0.38	-	$0.93
Total outstanding at end of period	26.1	$0.28	-	$0.93
Expected forfeitures	—	$—	-	$—
Expected to vest at end of period	26.1	$0.28	-	$0.93

Restricted Stock Unit Activity in 2012:	Units (millions)	Weighted Average Grant Date Fair Value
Total outstanding at beginning of period	24.2	$0.81	-	$0.93
Granted	4.1	$0.38	-	$0.38
Exercised	—	$—	-	$—
Forfeited	(0.8)	$0.81	-	$0.93
Total outstanding at end of period	27.5	$0.38	-	$0.93
Expected forfeitures	—	$—	-	$—
Expected to vest at end of period	27.5	$0.38	-	$0.93

Restricted Stock Unit Activity in 2011:	Units (millions)	Weighted Average Grant Date Fair Value
Total outstanding at beginning of period	—	$—	-	$—
Granted	25.2	$0.81	-	$0.93
Exercised	—	$—	-	$—
Forfeited	(1)	$0.81	-	$0.93
Total outstanding at end of period	24.2	$0.81	-	$0.93
Expected forfeitures	—	$—	-	$—
Expected to vest at end of period	24.2	$0.81	-	$0.93

Stock Options — No options were granted in 2013 or 2011. Stock options outstanding at December 31, 2013 are all held by current or former employees. Options to purchase 5 million shares of EFH Corp. common stock at $0.50 per share were granted in 2012 to a board member who became an employee in 2013. These options vest as follows: 1.7 million and 1.1 million vested in 2012 and 2013, respectively, and the remaining 2.2 million vest ratable over the period 2014-2015.

The exercise period for vested awards was 10 years from grant date. The terms of the options were fixed at grant date. One-half of the options initially granted in 2009 were to vest solely based upon continued employment over a specific period of time, generally five years, with the options vesting ratably on an annual basis over the period (Time-Based Options). One-half of the options initially granted were to vest based upon both continued employment and the achievement of targeted five-year EFH Corp. EBITDA levels (Performance-Based Options). Prior to vesting, expenses were recorded if the achievement of the EBITDA levels was probable, and amounts recorded were adjusted or reversed if the probability of achievement of such levels changed. Probability of vesting was evaluated at least each quarter.

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

The fair value of all options granted was estimated using the Black-Scholes option pricing model. Since EFH Corp. is a private company, expected volatility was based on actual historical experience of comparable publicly-traded companies for a term corresponding to the expected life of the options. The expected life represents the period of time that options granted were expected to be outstanding and was calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The simplified method was used since EFH Corp. did not have stock option history upon which to base the estimate of the expected life and data for similar companies was not reasonably available. The risk-free rate was based on the US Treasury security with terms equal to the expected life of the option at the grant date.

Compensation expense for Time-Based Options is based on the grant-date fair value and recognized over the original vesting period as employees perform services. At December 31, 2013, there was $0.2 million of unrecognized compensation expense related to nonvested Time-Based Options granted to employees that is expected to be recognized ratably over a remaining weighted-average period of one to two years. The exchange of time-based options for restricted stock units was considered a modification of the option award for accounting purposes.

There was no change in the number of Time-Based Options outstanding during 2013. A summary of activity for 2012 and 2011 is presented below:

Time-Based Options Activity in 2012:	Options (millions)	Weighted Average Exercise Price
Total outstanding at beginning of period	1.5	$4.67
Granted	5.0	$0.50
Exercised	—	$—
Forfeited	(0.4)	$4.33
Total outstanding at end of period (weighted average remaining term of 5 – 10 years)	6.1	$1.32
Exercisable at end of period (weighted average remaining term of 5 – 10 years)	—	$—
Expected forfeitures	(6.1)	$1.32
Expected to vest at end of period (weighted average remaining term of 5 – 10 years)	—	$—

Time-Based Options Activity in 2011:	Options (millions)	Weighted Average Exercise Price
Total outstanding at beginning of period	37.2	$4.31
Granted	—	$—
Exercised	—	$—
Forfeited	(2.9)	$4.01
Exchanged	(32.8)	$4.32
Total outstanding at end of period (weighted average remaining term of 6 – 10 years)	1.5	$4.67
Exercisable at end of period (weighted average remaining term of 6 – 10 years)	—	$—
Expected forfeitures	(1.5)	$4.67
Expected to vest at end of period (weighted average remaining term of 6 – 10 years)	—	$—

	2013		2012		2011
Nonvested Time-Based Options Activity:	Options (millions)	Weighted Average Grant- Date Fair Value	Options (millions)	Weighted Average Grant- Date Fair Value	Options (millions)	Weighted Average Grant- Date Fair Value
Total nonvested at beginning of period	3.3	$0.17	—	$—	23.0	$1.59
Granted	—	$—	5.0	$0.17	—	$—
Vested	(1.1)	$0.17	(1.7)	$0.17	—	$—
Forfeited	—	$—	—	$—	(1.6)	$1.24
Exchanged	—	$—	—	$—	(21.4)	$1.54
Total nonvested at end of period	2.2	$0.17	3.3	$0.17	—	$—

Compensation expense for Performance-Based Options was based on the grant-date fair value and recognized over the requisite performance and service periods for each tranche of options depending upon the achievement of financial performance.

At December 31, 2013, there was no unrecognized compensation expense related to nonvested Performance-Based Options because the options are no longer expected to vest as a result of exchanges.

There was no change in the number of Performance-Based Options outstanding or vested in 2013. A summary of activity for 2012 and 2011 is presented below:

Performance-Based Options Activity in 2012:	Options (millions)	Weighted Average Exercise Price
Outstanding at beginning of period	1.8	$5.00
Granted	—	$—
Exercised	—	$—
Forfeited	(0.8)	$5.00
Total outstanding at end of period (weighted average remaining term of 5 – 7 years)	1.0	$—
Exercisable at end of period (weighted average remaining term of 5 – 7 years)	—	$—
Expected forfeitures	(1.0)	$5.00
Expected to vest at end of period (weighted average remaining term of 5 – 7 years)	—	$—

Performance-Based Options Activity in 2011:	Options (millions)	Weighted Average Exercise Price
Outstanding at beginning of period	11.1	$4.89
Granted	—	$—
Exercised	—	$—
Forfeited	(1.0)	$5.00
Exchanged	(8.3)	$4.89
Total outstanding at end of period (weighted average remaining term of 6 – 8 years)	1.8	$5.00
Exercisable at end of period (weighted average remaining term of 6 – 8 years)	—	$—
Expected forfeitures	(1.8)	$5.00
Expected to vest at end of period (weighted average remaining term of 6 – 8 years)	—	$—

	2012				2011
Performance-Based Nonvested Options Activity:	Options (millions)	Grant-Date Fair Value			Options (millions)	Grant-Date Fair Value
Total nonvested at beginning of period	0.5	$1.92	-	$2.01	4.3	$1.16	-	$2.11
Granted	—	$—	-	$—	—	$—	-	$—
Vested	(0.5)	$1.92	-	$2.01	—	$—	-	$—
Forfeited	—	$—	-	$—	(1.0)	$1.66	-	$2.01
Exchanged	—	$—	-	$—	(2.8)	$1.16	-	$2.11
Total nonvested at end of period	—	$—	-	$—	0.5	$1.92	-	$2.01

Other Share and Share-Based Awards — In 2008, we granted 2.4 million deferred share awards, each of which represents the right to receive one share of EFH Corp. stock, to certain management employees who agreed to forego share-based awards that vested at the Merger date. These deferred share awards are payable in cash or stock upon the earlier of a change of control or separation of service. An additional 1.2 million deferred share awards were granted to certain management employees in 2008, approximately half of which are payable in cash or stock and the balance payable in stock. Of the total 3.6 million deferred share awards, 0.7 million have been surrendered upon termination of employment. Deferred share awards that are payable in cash or stock are accounted for as liability awards; therefore, the effects of changes in the estimated value of EFH Corp. shares are recognized in earnings. As a result of the decline in estimated value of EFH Corp. shares, share-based compensation expense in 2013, 2012 and 2011 was reduced by $0.1 million, $1.0 million and $3.5 million, respectively.

Directors and other nonemployees were granted 1.0 million shares of EFH Corp. stock in 2013, 1.0 million shares in 2012 and 7.5 million shares in 2011. Expense recognized in 2013, 2012 and 2011 related to these grants totaled $0.4 million, $1.3 million and $6.8 million, respectively.

17.	RELATED PARTY TRANSACTIONS

The following represent our significant related-party transactions. Also see Note 2 for discussion of the Restructuring Support and Lock-up Agreement entered into in anticipation of the Bankruptcy Filing.

•
On a quarterly basis, we have paid a management fee to the Sponsor Group under the terms of a management agreement. Related amounts expensed and reported as SG&A expense totaled $39 million, $38 million and $37 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts paid totaled $29 million, $38 million and $37 million in the years ended December 31, 2013, 2012 and 2011, respectively. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period.

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

•
In January 2013, fees paid to Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners, for services related to debt exchanges totaled $2 million, described as follows: (i) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange new EFIH 10% Notes for EFH Corp. 9.75% Notes, EFH Corp. 10% Notes and EFIH 9.75% Notes (collectively, the Old Notes) and as a solicitation agent in the solicitation of consents by EFH Corp. and EFIH and EFIH Finance to amendments to the Old Notes and indentures governing the Old Notes and (ii) Goldman acted as a dealer manager for the offers by EFIH and EFIH Finance to exchange EFIH Toggle Notes for EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. See Note 10 for further discussion of these exchange offers.

For the year ended December 31, 2012, fees paid to Goldman related to debt issuances totaled $10 million, described as follows: (i) Goldman acted as a joint book-running manager and initial purchaser in the February 2012 issuance of $1.15 billion principal amount of EFIH 11.750% Notes for which it received fees totaling $7 million; and (ii) Goldman acted as joint book-running manager and initial purchaser in the August 2012 issuance of $600 million principal amount of 11.750% Notes and $250 million principal amount of EFIH 6.875% Notes for which it received fees totaling $3 million. In the October 2012 issuance of $253 million principal amount of EFIH 6.875% Notes, Goldman acted as joint book-running manager and initial purchaser for which it was paid $1 million. A broker-dealer affiliate of KKR served as a co-manager and initial purchaser and an affiliate of TPG served as an advisor in all of these transactions, for which they each received a total of $4 million.

For the year ended December 31, 2011, fees paid to Goldman related to debt issuances, exchanges, amendments and extensions totaled $26 million, described as follows: (i) Goldman acted as a joint lead arranger and joint book-runner in the April 2011 amendment and extension of the TCEH Senior Secured Facilities and received fees totaling $17 million and (ii) Goldman acted as a joint book-running manager and initial purchaser in the issuance of $1.750 billion principal amount of TCEH Senior Secured Notes as part of the April 2011 amendment and extension and received fees totaling $9 million. Affiliates of KKR and TPG served as advisors to these transactions, and each received $5 million as compensation for their services.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•
TCEH made loans to EFH Corp. in the form of demand notes (TCEH Demand Notes) that were pledged as collateral under the TCEH Senior Secured Facilities for (i) debt principal and interest payments and (ii) other general corporate purposes (SG&A Note) for EFH Corp. The TCEH Demand Notes totaled $698 million at December 31, 2012, including $233 million in the SG&A Note, and are eliminated in consolidation in these consolidated financial statements. EFH Corp. settled the balance of the TCEH Demand Notes in January 2013 using $680 million of the proceeds from debt issued by EFIH in 2012 that had been held as restricted cash (see Note 19).

•
EFH Corp. and EFIH have purchased, or received in exchanges, certain debt securities of EFH Corp. and TCEH, which they have held. Principal and interest payments received by EFH Corp. and EFIH on these investments have been used, in part, to service their outstanding debt. These investments are eliminated in consolidation in these consolidated financial statements. At December 31, 2013, EFIH held $1.282 billion principal amount of EFH Corp. debt and $79 million principal amount of TCEH debt. At December 31, 2013, EFH Corp. held $303 million principal amount of TCEH debt. In the first quarter 2013, EFIH distributed to EFH Corp. $6.360 billion principal amount of EFH Corp. debt previously received by EFIH in debt exchanges; EFH Corp. cancelled the debt instruments (see Note 10).

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $1.0 billion for each of the years ended December 31, 2013, 2012 and 2011. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at December 31, 2013 and 2012 reflect amounts due currently to Oncor totaling $135 million and $53 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a Federal and State Income Tax Allocation Agreement.

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

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note prior to the August 2012 settlement totaled $20 million and $39 million for the years ended December 31, 2012 and 2011, respectively.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. The remaining interest to be paid through 2016 under the agreement totaled $53 million at the August 2012 settlement date. Only the monthly accrual of interest under this agreement was reported as a liability. This interest expense prior to the August 2012 settlement totaled $16 million and $32 million for the years ended December 31, 2012 and 2011, respectively.

•
A subsidiary of EFH Corp. bills Oncor for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by $32 million, $35 million and $38 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
A subsidiary of EFH Corp. bills TCEH subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges totaled $241 million, $265 million and $213 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•	See Note 10 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $16 million, $16 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At December 31, 2013 and 2012, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $400 million and $284 million, respectively, reported in noncurrent liabilities.

•
We file a consolidated federal income tax return that includes Oncor Holdings' results. Oncor is not a member of our consolidated tax group, but our consolidated federal income tax return includes our portion of Oncor's results due to our equity ownership in Oncor. We also file a consolidated Texas state margin tax return that includes all of Oncor Holdings' and Oncor's results. However, under a Federal and State Income Tax Allocation Agreement, Oncor Holdings' and Oncor's federal income tax and Texas margin tax expense and related balance sheet amounts, including our income taxes receivable from or payable to Oncor Holdings and Oncor, are recorded as if Oncor Holdings and Oncor file their own corporate income tax returns.

At December 31, 2013, our current amount receivable from Oncor Holdings related to federal and state income taxes (included in net payables due to unconsolidated subsidiary) totaled $7 million, which included $5 million from Oncor. The receivable from Oncor represents a $23 million state margin tax receivable net of an $18 million federal income tax payable. At December 31, 2012, our current amount receivable totaled $34 million, which included $22 million from Oncor.

For the year ended December 31, 2013, EFH Corp. received net federal and state income tax payments from Oncor Holdings and Oncor totaling $34 million and $90 million, respectively. The 2013 net payment from Oncor included $33 million related to the 1997 through 2002 IRS appeals settlement and a $10 million refund paid to Oncor related to the filing of amended Texas franchise tax returns for 1997 through 2001. For the year ended December 31, 2012, EFH Corp. received net income tax payments from Oncor Holdings and Oncor totaling $35 million and $3 million, respectively. The 2012 net payment included a $21 million federal income tax refund paid to Oncor Holdings.

•
Pursuant to the Federal and State Income Tax Allocation Agreement between EFH Corp. and TCEH, in September 2013, TCEH made a federal income tax payment of $84 million to EFH Corp related to the 1997 through 2002 IRS appeals settlement.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2013 and 2012, TCEH had posted letters of credit in the amount of $9 million and $11 million, respectively, for the benefit of Oncor.

•
As a result of the pension plan actions discussed in Note 15, in December 2012, Oncor became the sponsor of a new pension plan (the Oncor Plan), the participants in which consist of all of Oncor's active employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses). Oncor had previously contractually agreed to assume responsibility for pension and OPEB liabilities that are recoverable by Oncor under regulatory rate-setting provisions. As part of the pension plan actions, EFH Corp. fully funded the nonrecoverable pension liabilities under the Oncor Plan. After the pension plan actions, participants remaining in the EFH Corp. pension plan consist of active employees under collective bargaining agreements (union employees). Oncor continues to be responsible for the recoverable portion of pension obligations to these union employees. EFH Corp. is the sponsor of the OPEB plan and remains liable for the majority of the OPEB plan obligations. Accordingly, EFH Corp.'s balance sheet reflects unfunded pension and OPEB liabilities related to plans that it sponsors, including recoverable and nonrecoverable amounts, but also reflects a receivable from Oncor for that portion of the unfunded liabilities for which Oncor is contractually responsible, substantially all of which is expected to be recovered in Oncor's rates. At December 31, 2013 and 2012, the receivable amounts totaled $838 million and $825 million, respectively, classified as noncurrent. Under ERISA, EFH Corp. and Oncor remain jointly and severally liable for the funding of the EFH Corp. and Oncor pension plans. We view the risk of the retained liability under ERISA related to the Oncor Plan to be not significant.

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

18.	SEGMENT INFORMATION

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

The Regulated Delivery segment consists largely of our investment in Oncor. Oncor is engaged in regulated electricity transmission and distribution operations in Texas. These activities are conducted by Oncor, including its wholly owned bankruptcy-remote financing subsidiary. See Note 3 for discussion of the reporting of Oncor Holdings and, accordingly, the Regulated Delivery segment, as an equity method investment. See Note 17 for discussion of material transactions with Oncor, including payment to Oncor of electricity delivery fees, which are based on rates regulated by the PUCT.

Corporate and Other represents the remaining nonsegment operations consisting primarily of discontinued businesses, general corporate expenses and interest and other expenses related to EFH Corp., EFIH and EFCH.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1. Our chief operating decision maker uses more than one measure to assess segment performance, including reported segment net income (loss), which is the measure most comparable to consolidated net income (loss) prepared based on GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices or regulated rates. Certain shared services costs are allocated to the segments.

	Year Ended December 31,
	2013	2012	2011
Operating revenues (all Competitive Electric)	$5,899	$5,636	$7,040
Depreciation and amortization
Competitive Electric	$1,333	$1,344	$1,471
Corporate and Other	22	29	28
Consolidated	$1,355	$1,373	$1,499
Equity in earnings of unconsolidated subsidiaries (net of tax) (all Regulated Delivery)	$335	$270	$286
Interest income
Competitive Electric	$6	$46	$87
Corporate and Other	148	143	139
Eliminations	(153)	(187)	(224)
Consolidated	$1	$2	$2
Interest expense and related charges
Competitive Electric	$2,062	$2,892	$3,830
Corporate and Other	795	803	688
Eliminations	(153)	(187)	(224)
Consolidated	$2,704	$3,508	$4,294
Income tax benefit
Competitive Electric	$794	$954	$963
Corporate and Other	477	278	171
Consolidated	$1,271	$1,232	$1,134
Net income (loss) attributable to EFH Corp.
Competitive Electric	$(2,309)	$(3,063)	$(1,825)
Regulated Delivery	335	270	286
Corporate and Other	(244)	(567)	(374)
Consolidated	$(2,218)	$(3,360)	$(1,913)
Investment in equity investees
Competitive Electric	$9	$8	$—
Regulated Delivery	5,950	5,842	5,720
Consolidated	$5,959	$5,850	$5,720
Total assets
Competitive Electric	$28,828	$33,002	$37,409
Regulated Delivery	5,950	5,842	5,720
Corporate and Other	3,692	4,861	4,394
Eliminations	(2,024)	(2,735)	(3,446)
Consolidated	$36,446	$40,970	$44,077
Capital expenditures
Competitive Electric	$472	$630	$529
Corporate and Other	29	34	23
Consolidated	$501	$664	$552

19.	SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Year Ended December 31,
	2013	2012	2011
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$3,376	$3,269	$3,027
Interest expense on toggle notes payable in additional principal (Notes 10)	176	209	219
Unrealized mark-to-market net (gain) loss on interest rate swaps (a)	(1,058)	(172)	812
Amortization of interest rate swap losses at dedesignation of hedge accounting	7	8	27
Amortization of fair value debt discounts resulting from purchase accounting	20	44	52
Amortization of debt issuance, amendment and extension costs and discounts	208	186	188
Capitalized interest	(25)	(36)	(31)
Total interest expense and related charges	$2,704	$3,508	$4,294
____________

(a)
Year ended December 31, 2013 and 2012 amount includes net gains totaling $1.053 billion and $166 million, respectively, related to TCEH swaps (see Note 10) and net gains totaling $5 million and $6 million, respectively, related to EFH Corp. swaps substantially closed through offsetting positions.

Restricted Cash

	December 31, 2013		December 31, 2012
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts in escrow to settle TCEH Demand Notes (Note 17)	$—	$—	$680	$—
Amounts related to TCEH's Letter of Credit Facility (Note 10) (a)	945	—	—	947
Other	4	—	—	—
Total restricted cash	$949	$—	$680	$947
____________

(a)	At December 31, 2013, in consideration of the Bankruptcy Filing, all amounts have been classified as current. See Note 10 for discussion of letter of credit draws in 2014.

Inventories by Major Category

	December 31,
	2013	2012
Materials and supplies	$216	$201
Fuel stock	154	168
Natural gas in storage	29	24
Total inventories	$399	$393

Other Investments

	December 31,
	2013	2012
Nuclear plant decommissioning trust	$791	$654
Assets related to employee benefit plans, including employee savings programs, net of distributions	61	70
Land	37	41
Miscellaneous other	2	2
Total other investments	$891	$767

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by TCEH in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a payable reported in noncurrent liabilities) that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 17). The nuclear decommissioning trust fund is not a debtor under the Bankruptcy Filing. A summary of investments in the fund follows:

	December 31, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$266	$8	$(4)	$270
Equity securities (c)	255	271	(5)	521
Total	$521	$279	$(9)	$791

	December 31, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$246	$16	$(1)	$261
Equity securities (c)	245	161	(13)	393
Total	$491	$177	$(14)	$654
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.96% and 4.38% at December 31, 2013 and 2012, respectively, and an average maturity of 6 years at both December 31, 2013 and 2012.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at December 31, 2013 mature as follows: $103 million in one to five years, $57 million in five to ten years and $110 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Year Ended December 31,
	2013	2012	2011
Realized gains	$2	$1	$1
Realized losses	$(4)	$(2)	$(3)
Proceeds from sales of securities	$175	$106	$2,419
Investments in securities	$(191)	$(122)	$(2,436)

Property, Plant and Equipment

	December 31,
	2013	2012
Competitive Electric:
Generation and mining	$23,894	$23,564
Nuclear fuel (net of accumulated amortization of $1.096 billion and $941 million)	333	361
Other assets	34	35
Corporate and Other	225	217
Total	24,486	24,177
Less accumulated depreciation	7,056	5,937
Net of accumulated depreciation	17,430	18,240
Construction work in progress:
Competitive Electric	348	444
Corporate and Other	13	21
Total construction work in progress	361	465
Property, plant and equipment — net	$17,791	$18,705
Depreciation expense totaled $1.258 billion, $1.247 billion and $1.345 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

Assets related to capital leases included above totaled $59 million and $70 million at December 31, 2013 and 2012, respectively, net of accumulated depreciation.

The estimated remaining lives range from 19 to 56 years for the lignite/coal and nuclear fueled generation units.

Asset Retirement and Mining Reclamation Obligations

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs. There is no earnings impact with respect to changes in the nuclear plant decommissioning liability, as all costs are recoverable through the regulatory process as part of Oncor's delivery fees.

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, for the years ended December 31, 2013 and 2012:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at January 1, 2012	$348	$158	$30	$536
Additions:
Accretion	20	34	3	57
Incremental reclamation costs (a)	—	36	—	36
Reductions:
Payments	—	(93)	—	(93)
Liability at December 31, 2012	$368	$135	$33	$536
Additions:
Accretion	22	30	3	55
Incremental reclamation costs (a)	—	20	—	20
Reductions:
Payments	—	(87)	—	(87)
Liability at December 31, 2013	390	98	36	524
Less amounts due currently	—	(84)	—	(84)
Noncurrent liability at December 31, 2013	$390	$14	$36	$440
____________

(a)	Reflecting additional land to be reclaimed.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	December 31,
	2013	2012
Uncertain tax positions, including accrued interest (Note 5)	$246	$2,005
Retirement plan and other employee benefits (a)	1,057	1,035
Asset retirement and mining reclamation obligations	440	452
Unfavorable purchase and sales contracts	589	620
Nuclear decommissioning cost over-recovery (Note 17)	400	284
Other	30	30
Total other noncurrent liabilities and deferred credits	$2,762	$4,426
____________

(a)	Includes $838 million and $825 million at December 31, 2013 and 2012, respectively, representing pension and OPEB liabilities related to Oncor (see Note 17).

Unfavorable Purchase and Sales Contracts — Unfavorable purchase and sales contracts primarily represent the extent to which contracts on a net basis were unfavorable to market prices at the date of the Merger. These are contracts for which: (i) TCEH has made the "normal" purchase or sale election allowed or (ii) the contract did not meet the definition of a derivative under accounting standards related to derivative instruments and hedging transactions. Under purchase accounting, TCEH recorded the value at October 10, 2007 as a deferred credit. Amortization of the deferred credit related to unfavorable contracts is primarily on a straight-line basis, which approximates the economic realization, and is recorded as revenues or a reduction of purchased power costs as appropriate. The amortization amount totaled $25 million, $27 million and $26 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2014	$24
2015	$23
2016	$23
2017	$23
2018	$23

Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
Cash payments related to:
Interest paid (a)	$3,388	$3,151	$2,958
Capitalized interest	$(25)	$(36)	$(31)
Interest paid (net of capitalized interest) (a)	$3,363	$3,115	$2,927
Income taxes	$65	$71	$37
Noncash investing and financing activities:
Principal amount of toggle notes issued in lieu of cash interest (Note 10)	$173	$235	$206
Construction expenditures (b)	$46	$50	$67
Debt exchange and extension transactions (c)	$(326)	$457	$34
Debt assumed related to acquired combustion turbine trust interest (Note 10)	$(45)	$—	$—
Capital leases	$—	$15	$1
____________

(a)	Net of amounts received under interest rate swap agreements.

(b)	Represents end-of-period accruals.

(c)
For the year ended December 31, 2013 includes: $340 million of term loans issued under the TCEH Term Loan Facilities, $1.302 billion of EFIH debt issued in exchange for $1.310 billion of EFH Corp. and EFIH debt and $89 million of EFIH debt issued in exchange for $95 million of EFH Corp. debt. For the year ended December 31, 2012 includes: $1.304 billion of EFIH debt issued in exchange for $1.761 billion of EFH Corp. debt. For the year ended December 31, 2011 includes: $406 million of EFIH debt issued in exchange for $428 million of EFH Corp. debt and $53 million of EFH Corp. debt issued in exchange for $65 million of EFH Corp. debt. All amounts are principal. Also see Note 10.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2013. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

The management of Energy Future Holdings Corp. performed an evaluation as of December 31, 2013 of the effectiveness of the company's internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control - Integrated Framework (1992). Based on the review performed, management believes that as of December 31, 2013 Energy Future Holdings Corp.'s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Holdings Corp. has issued an attestation report on Energy Future Holdings Corp.'s internal control over financial reporting.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, President and	Paul M. Keglevic, Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Co-Chief Restructuring Officer

April 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Holdings Corp.
Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Holdings Corp. and subsidiaries (“EFH Corp.”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFH Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFH Corp.'s internal control over financial reporting based on our audit.

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

In our opinion, EFH Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of EFH Corp. and our report dated April 29, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding substantial doubt about EFH Corp.’s ability to continue as a going concern as EFH Corp. is in default of certain covenants contained in its debt agreements and does not expect to be able to settle all its obligations coming due within the next twelve months and on April 29, 2014, Energy Future Holdings Corp. and the substantial majority of its subsidiaries, excluding Oncor Electric Delivery Holdings Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 29, 2014

Item 9B.	OTHER INFORMATION

Bankruptcy Filing

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" (DIP) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. See Note 2 to Financial Statements for a more detailed description of the Bankruptcy Filing, which information is incorporated herein by reference.

In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner, Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and parties including certain holders of secured and/or unsecured claims of EFH Corp., EFIH, EFCH and TCEH entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan. Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors’ proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests acquired after executing the Restructuring and Lock-Up Agreement. See Items 1 and 2 Business and Properties - Filing under Chapter 11 of the United States Bankruptcy Code and - Restructuring Support and Lock-Up Agreement, which information is incorporated herein by reference.

In connection with the Bankruptcy Filing, TCEH and EFIH have each received binding commitments, subject to certain customary conditions, for DIP Facilities, and intend to file motions with the Bankruptcy Court for approval of their respective DIP Facilities. See Note 10 to the Financial Statements for a more detailed description of the proposed DIP Facilities, which information is incorporated herein by reference.

See Exhibit 10(oo) filed with this Form 10-K for the TCEH Commitment Letter and Term Sheet and Exhibit 10(pp) filed with this Form 10-K for the EFIH Commitment Letter and Term Sheet, each of which is incorporated herein by reference.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of EFH Corp.'s directors and information about them, as furnished by the directors themselves, are set forth below:

Name	Age	Served As Director Since	Business Experience
Arcilia C. Acosta (1)(3)	48	2008
Arcilia C. Acosta has served as a Director of EFH Corp. since May 2008. Ms. Acosta is the founder, President and CEO of CARCON Industries & Construction, L.L.C. (CARCON) and its subsidiaries. She is also the founder, President and CEO of Southwestern Testing Laboratories, L.L.C. (STL). CARCON's principal business is commercial, institutional and transportation, design and build construction. STL's principal business is geotechnical engineering, construction materials testing and environmental consulting services. Ms. Acosta serves on the Board of Directors of EFCH, TCEH, the Dallas Citizens Council, U.T. Southwestern Board of Visitors and The Texas Tech National Alumni Association. She also serves on the Board of Viewpoint Bank, National Association, where she serves on the Audit Committee and Risk Committee.

David Bonderman	71	2007
David Bonderman has served as a Director of EFH Corp. since October 2007. He is a founding partner of TPG Capital, L.P. (TPG). Mr. Bonderman serves on the boards of the following companies: Caesars Entertainment Corporation (formerly Harrah's Entertainment), CoStar Group, Inc., General Motors Company, JSC VTB Bank, and Ryanair Holdings plc, for which he serves as Chairman of the Board. During the past five years, Mr. Bonderman also served on the boards of Armstrong World Industries, Inc., Gemalto N.V. and Univision Communications, Inc.

Donald L. Evans (2)(3)	67	2007
Donald L. Evans has served as a Director and Executive Chairman of EFH Corp. since March 2013. Previously, he served as Director and Non-Executive Chairman of EFH Corp. from October 2007 to March 2013. He is also a Senior Partner at Quintana Energy Partners, L.P. He was CEO of the Financial Services Forum from 2005 to 2007, after serving as the 34th secretary of the U.S. Department of Commerce. Before serving as Secretary of Commerce, Mr. Evans was the former CEO of Tom Brown, Inc., a large independent energy company. During the past five years, he served on the board of Genesis Energy, L. P. He also previously served as a member and chairman of the Board of Regents of the University of Texas System.

Thomas D. Ferguson	60	2008
Thomas D. Ferguson has served as a Director of EFH Corp. since December 2008. He is a Managing Director of Goldman, Sachs & Co., having joined the firm in 2002. Mr. Ferguson heads the asset management efforts for the merchant bank's U.S. real estate and infrastructure investment activity. He currently serves on the board of American Golf, for which he serves as the company's non-executive Chairman, Agriculture Company of America, EFIH and Oncor Electric Delivery Company LLC. He formerly held board seats at Associated British Ports, the largest port company in the UK, Carrix, one of the largest private container terminal operators in the world, as well as Red de Carreteras, a toll road concessionaire in Mexico.

Brandon A. Freiman	32	2012
Brandon A Freiman has served as a Director of EFH Corp. since June 2012. He has been with KKR since 2007 where he is a director. He has been directly involved in several of the firm's investments including El Paso Midstream Group, Accelerated Oil Technologies, LLC, Del Monte Foods, Fortune Creek Midstream, Westbrick Energy LTD and Bayonne Water JV and has portfolio company responsibilities for Rockwood Holdings, Inc. Mr. Freiman is a director of Accelerated Oil Technologies, LLC, Bayonne Water JV, Fortune Creek Midstream, Samson Resources Corporation and Westbrick Energy LTD.

Name	Age	Served As Director Since	Business Experience
Scott Lebovitz	38	2007
Scott Lebovitz has served as a Director of EFH Corp. since October 2007. He has been a Managing Director of Goldman, Sachs & Co. in its Principal Investment Area since 2007 having joined Goldman, Sachs & Co. in 1997. Mr. Lebovitz serves on the boards of both public and private companies, including Associated Asphalt Partners, LLC, EdgeMarc Energy Holdings, LLC, EF Energy Holdings, LLC, EW Energy Holdings, LLC, EFCH and TCEH. During the past five years, Mr. Lebovitz also served on the boards of Cobalt International Energy, Inc. and CVR Energy, Inc.

Michael MacDougall (2)	43	2007
Michael MacDougall has served as a Director of EFH Corp. since October 2007. He is a partner of TPG. Mr. MacDougall leads the firm's global energy and natural resources investing efforts. Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. Mr. MacDougall is a director of both public and private companies, including Amber Holdings, Inc., Graphic Packaging Holding Company, Harvester Holdings, LLC and its two subsidiaries, Petro Harvester Oil and Gas, LLC and 2CO Energy Limited, Maverick American Natural Gas, LLC, EFCH, and TCEH and is a director of the general partner of Valerus Compression Services, L.P. During the past five years, he also served on the boards of Aleris International, Copano Energy, L.L.C., Kraton Performance Polymers Inc., Nexeo Solutions Holdings, LLC and Northern Tier Energy, LLC. Mr. MacDougall is also a member of the boards of directors of Islesboro Affordable Property, The Opportunity Network and the University of Texas Development Board.

Kenneth Pontarelli (2)(3)	43	2007
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

William K. Reilly	74	2007
William K. Reilly has served as a Director of EFH Corp. since October 2007. He is a Senior Advisor to TPG and a founding partner of Aqua International Partners, an investment group that invests in companies that serve the water and renewable energy sectors, having previously served as the seventh Administrator of the EPA. Mr. Reilly is a director of Royal Caribbean International. During the past five years, he also served on the boards of ConocoPhillips, E.I. DuPont de Nemours and Eden Springs, Ltd. of Israel. Before serving as EPA Administrator, Mr. Reilly was President of World Wildlife Fund and President of The Conservation Foundation. He previously served as Executive Director of the Rockefeller Task Force on Land Use and Urban Growth, a senior staff member of the President's Council on Environmental Quality, Associate Director of the Urban Policy Center and the National Urban Coalition. He also served as Co-Chairman of the National Commission on Energy Policy. Mr. Reilly was appointed by the President to serve as Co-Chair of the National Commission on the Deepwater Horizon Oil Spill and Offshore Drilling.

Jonathan D. Smidt (2)	41	2007
Jonathan D. Smidt has served as a Director of EFH Corp. since October 2007. He has been with KKR since 2000, where he is a partner and senior member of the firm's Energy and Infrastructure team and leads KKR Natural Resources, the firm's platform to acquire and operate oil and natural gas assets. Currently, he is a director of Laureate Education Inc., Samson Resources Corporation, Westbrick Energy LTD, EFCH and TCEH.

Billie I. Williamson (1)	61	2013
Billie I. Williamson has served as a Director of EFH Corp. since February 2013. Ms. Williamson has 33 years of experience auditing public companies. She served as Ernst & Young LLP’s ("E&Y") Senior Global Client Serving Partner from 1998 to 2011 and Americas Inclusiveness Officer from 2007 to 2011 prior to her retirement in 2011. Previously, she was a member of E&Y's Americas Executive Board, which functions as its board of directors, and one of E&Y’s Senior Assurance Partners. Ms. Williamson also previously held executive finance positions at AMX Corp. and Marriott International, Inc. She serves on the boards of Annie's, Inc. and Exelis Inc.

Name	Age	Served As Director Since	Business Experience
John F. Young (2)	57	2008
John F. Young has served as a Director of EFH Corp. since July 2008. He was elected President and Chief Executive Officer of EFH Corp. in January 2008. He also has served as Chair, President and Chief Executive of EFIH and EFCH since July 2010, having previously served as President and Chief Executive of EFIH from July 2008 to July 2010 and EFCH from April 2008 to July 2010. Before joining EFH Corp., Mr. Young served in many leadership roles at Exelon Corporation from March 2003 to January 2008 including Executive Vice President of Finance and Markets and Chief Financial Officer of Exelon Corporation; President of Exelon Generation; and President and Chief Operating Officer of Exelon Power. Prior to joining Exelon Corporation, Mr. Young was Senior Vice President of Sierra Pacific Resources Corporation. Mr. Young is also a director of EFCH, EFIH, TCEH, USAA and Nuclear Electric Insurance Limited.

Kneeland Youngblood (1)	58	2007
Kneeland Youngblood has served as a Director of EFH Corp. since October 2007. He is a founding partner of Pharos Capital Group, a private equity firm that focuses on providing growth and expansion capital to businesses in business services and health care services. During the last five years, Mr. Youngblood served on the boards of Burger King Holdings, Inc., Gap Inc. and Starwood Hotels and Resorts Worldwide, Inc. He is a director of EFIH and Mallinckrodt public limited company and a member of the Council on Foreign Relations.

_______________

(1)	Member of Audit Committee.

(2)	Member of Executive Committee.

(3)	Member of Organization and Compensation Committee

There is no family relationship between any of the above-named directors.

Director Qualifications

In October 2007, David Bonderman, Donald L. Evans, Scott Lebovitz, Michael MacDougall, Kenneth Pontarelli, William K. Reilly, Jonathan D. Smidt, and Kneeland Youngblood were elected to EFH Corp.'s board of directors (the Board). Arcilia C. Acosta, Thomas D. Ferguson and John F. Young joined the Board in 2008. Brandon A. Freiman joined the Board in 2012 and Billie I. Williamson joined the Board in 2013. Messrs. Bonderman, Ferguson, Freiman, Lebovitz, MacDougall, Pontarelli, and Smidt are collectively referred to as the "Sponsor Directors." Mses. Acosta and Williamson and Messrs. Evans, Reilly, Young, and Youngblood are collectively referred to as the "Non-Sponsor Directors."

Each of the Sponsor Directors was elected to the Board pursuant to the Limited Partnership Agreement of Texas Energy Future Holdings Limited Partnership, the holder of a majority of the outstanding capital stock of EFH Corp. Pursuant to this agreement, Messrs. Freiman and Smidt were appointed to the Board as a consequence of their relationships with Kohlberg Kravis Roberts & Co.; Messrs. Bonderman and MacDougall were appointed to the Board as a consequence of their relationships with TPG Capital, L.P., and Messrs. Ferguson, Lebovitz and Pontarelli were appointed to the Board as a consequence of their relationships with GS Capital Partners.

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

Ms. Acosta manages the operations of a large commercial construction company in Texas and has significant experience within the local Hispanic business community, having served as the chair of the Greater Dallas Hispanic Chamber of Commerce and the Texas Association of Mexican American Chambers of Commerce. Mr. Evans has demonstrated ability and achievement in both the private and public sectors, serving as U.S. Secretary of Commerce during the Bush Administration, and both before and after his government service, acting as Chairman and Chief Executive Officer of a publicly-owned energy company, Tom Brown, Inc. Mr. Reilly possesses a distinguished record of public service and extensive policy-making experience as a former administrator of the EPA, lectures extensively on environmental issues facing companies operating in the energy industry and has served as Co-Chairman of the National Commission on Energy Policy. Ms. Williamson has considerable financial and accounting knowledge and experience, including increasingly senior level auditing experience culminating with service as Senior Partner at Ernst & Young LLP where she handled very large multi-national accounts, service as chief financial officer and as a member of the board of directors and audit committees of other companies, and her long-time standing as a Certified Public Accountant. Her financial and accounting knowledge and experience qualify her to serve as EFH Corp.'s "audit committee financial expert." Mr. Youngblood has served on numerous boards for large public companies, has extensive experience managing and advising companies in his capacity as a partner in a private equity firm (not affiliated with the Sponsor Group), is highly knowledgeable of federal and state political matters, and has served on the board of directors of the United States Enrichment Corporation, a company that contracts with the US Department of Energy to produce enriched uranium for use in nuclear power plants.

Executive Officers

The names and information regarding EFH Corp.'s executive officers are set forth below:

Name of Officer	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
John F. Young	57	President and Chief Executive Officer of EFH Corp. and Chair, President and Chief Executive of EFIH and EFCH	January 2008
John F. Young was elected President and Chief Executive Officer of EFH Corp. in January 2008. He also has served as Chair, President and Chief Executive of EFIH and EFCH since July 2010, having previously served as President and Chief Executive of EFIH from July 2008 to July 2010 and EFCH from April 2008 to July 2010. Before joining EFH Corp., Mr. Young served in many leadership roles at Exelon Corporation from March 2003 to January 2008, including Executive Vice President of Finance and Markets and Chief Financial Officer of Exelon Corporation; President of Exelon Generation; and President and Chief Operating Officer of Exelon Power. Prior to joining Exelon Corporation, Mr. Young was Senior Vice President of Sierra Pacific Resources Corporation.

James A. Burke	45	Executive Vice President of EFH Corp. and President and Chief Executive of TXU Energy	August 2005
James A. Burke was elected Executive Vice President of EFH Corp. in February 2013 and President and Chief Executive of TXU Energy in August 2005. Previously, Mr. Burke was Senior Vice President Consumer Markets of TXU Energy.

Name of Officer	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
Stacey H. Doré	41	Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
Stacey H. Doré was elected Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp. and EFCH in October 2013 and EFIH in February 2014, having previously served as Senior Vice President, General Counsel and Co-Chief Restructuring Officer of EFIH from October 2013 to February 2014, Executive Vice President and General Counsel of EFH Corp. from February 2013 to October 2013 and EFCH from April 2013 to October 2013, and Senior Vice President and General Counsel of EFH Corp. from April 2012 to February 2013, and EFIH and EFCH from April 2012 to October 2013. Ms. Doré was Vice President and General Counsel of Luminant from November 2011 to March 2012, and Vice President and Associate General Counsel of EFH Corp. from July 2008 to November 2011. Prior to joining EFH Corp., she was an attorney at Vinson & Elkins LLP, where she engaged in a business litigation practice.

Paul M. Keglevic	60	Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
Paul M. Keglevic was elected Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH in October 2013 having previously served as Executive Vice President and Chief Financial Officer of EFH Corp., EFIH and EFCH from July 2008 to October 2013. Before joining EFH Corp., he was an audit partner at PricewaterhouseCoopers. Mr. Keglevic was PricewaterhouseCoopers' Utility Sector Leader from 2002 to 2008 and Clients and Sector Assurance Leader from 2007 to 2008.

Carrie L. Kirby	46	Executive Vice President of EFH Corp.	February 2013
Carrie L. Kirby was elected Executive Vice President of EFH Corp. in February 2013 having previously served as Senior Vice President of EFH Corp. from April 2012 to February 2013 and oversees human resources. Previously she was Vice President of Human Resources of TXU Energy.

M. A. McFarland	44	Executive Vice President of EFH Corp. and President and Chief Executive of Luminant	July 2008
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

John D. O'Brien	54	Executive Vice President of EFH Corp.	February 2013
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

Audit Committee Financial Expert

The Board has determined that Billie I. Williamson is an "Audit Committee Financial Expert" as defined in Item 407(d)(5) of SEC Regulation S-K and Mses. Arcilia Acosta and Williamson are independent under the New York Stock Exchange's audit committee independence requirements for issuers of debt securities.

Code of Conduct

EFH Corp. maintains certain corporate governance documents on EFH Corp's website at www.energyfutureholdings.com. EFH Corp.'s Code of Conduct can be accessed by selecting "Investor Relations" on the EFH Corp. website. EFH Corp.'s Code of Conduct applies to all of its employees, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and directors. Any amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be posted on EFH Corp.'s website. Printed copies of the corporate governance documents that are posted on EFH Corp.'s website are also available to any investor upon request to the Secretary of EFH Corp. at 1601 Bryan Street, Dallas, Texas 75201-3411.

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

Organization and Compensation Committee

During 2013, the Organization and Compensation Committee (the "O&C Committee") of EFH Corp.'s Board of Directors (the "Board") consisted of four directors: Arcilia C. Acosta, Donald L. Evans, Marc S. Lipschultz and Kenneth Pontarelli. Mr. Lipschultz resigned from the Board, and the O&C Committee, effective January 17, 2014. The primary responsibility of the O&C Committee is to:

•
determine and oversee the compensation program of EFH Corp. and its subsidiaries (other than the Oncor Ring-Fenced Entities), including making recommendations to the Board with respect to the adoption, amendment or termination of compensation and benefits plans, arrangements, policies and practices;

•
evaluate the performance of EFH Corp.'s Chief Executive Officer (the "CEO") and the other executive officers of EFH Corp. and its subsidiaries (other than the Oncor Ring-Fenced Entities) (collectively, the "executive officers"), including John F. Young, President and Chief Executive Officer of EFH Corp.; Paul M. Keglevic, Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp.; James A. Burke, President and Chief Executive Officer of TXU Energy and Executive Vice President of EFH Corp.; M.A. McFarland, President and Chief Executive Officer of Luminant and Executive Vice President of EFH Corp.; and Stacey H. Doré, Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp. (collectively, the "Named Executive Officers"), and

•	approve executive compensation based on those evaluations.

Compensation Risk Assessment

Our management team initiates EFH Corp.'s internal risk review and assessment process for our compensation policies and practices by assessing, among other things: (1) the mix of cash and equity payouts at various compensation levels; (2) the performance time horizons used by our plans; (3) the use of multiple financial and operational performance metrics that are readily monitored and reviewed; (4) the lack of an active trading market and other impediments to liquidity associated with EFH Corp. common stock; (5) the incorporation of both operational and financial goals and individual performance modifiers; (6) the inclusion of maximum caps and other plan-based mitigants on the amount of certain of our awards; and (7) multiple levels of review and approval of awards (including approval of our O&C Committee with respect to awards to executive officers and awards to other employees that exceed monetary thresholds). Following their assessment, our management team prepares a report, which is provided to EFH Corp.'s Audit Committee for review. After review and adjustment, if any, as determined by EFH Corp.'s Audit Committee, the Audit Committee provides the report to the O&C Committee. EFH Corp.'s management and Audit Committee have determined that the risks arising from EFH Corp.'s compensation policies and practices are not reasonably likely to have a material adverse effect on EFH Corp.

Compensation Discussion and Analysis

Executive Summary

Significant Executive Compensation Actions

EFH Corp.'s executive compensation programs are designed to implement our pay-for-performance compensation philosophy, which places an emphasis on pay-at-risk. As a result, our compensation programs balance long-term and short-term objectives and generally consist of salary, bonuses, equity, benefits and perquisites. In December 2012, following a review of our businesses' strong performance in 2012 despite the sustained decline in ERCOT wholesale electricity prices (primarily as a result of lower forward natural gas prices), the increased environmental regulatory requirements of the electricity generation industry, our position as a highly-leveraged, privately-owned company, and the analysis of our compensation practices and plans and accompanying discussions with an independent consultant, the O&C Committee approved an increase in the base salaries for our Named Executive Officers, and an increase in the annual cash bonus opportunity for Mr. Young to better align the compensation of our Named Executive Officers with the compensation of similarly performing executive officers in companies we consider our peer group. These adjustments, which became effective January 1, 2013, are described more fully herein.

In 2013, TXU Energy and Luminant significantly outperformed the operational and financial targets previously established by the O&C Committee. TXU Energy surpassed its management EBITDA (as described herein) target and reduced operating costs while increasing customer counts and improving customer experience. Luminant achieved excellent operational performance while maintaining a culture of safety first while delivering on financial targets despite reduced credit capacity and lack of market liquidity. While achieving these operational successes, EFH Corp. continued its liability management negotiations with certain of its creditor groups and their advisors to restructure the company's approximately $43 billion in debt.

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the remaining natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices mature in 2014. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and to refinance and/or extend the maturities of their outstanding debt.

The company had a strong operational and financial year, due, we believe, to the strength and attributes of our management team and employees, and we believe their continued contributions will be critical during our restructuring efforts. Therefore, in January 2014, the O&C Committee approved certain adjustments to our compensation program to align our incentive programs with goals and metrics that are tailored to the unusual circumstances faced by an organization during the pendency of a bankruptcy filing. Such adjustments are described more fully herein.

Compensation Philosophy

We have a pay-for-performance compensation philosophy, which places an emphasis on pay-at-risk; a significant portion of an executive officer's compensation is comprised of variable compensation. Our compensation program is intended to attract and motivate top-talent executive officers as leaders and compensate executive officers appropriately for their contribution to the attainment of our financial, operational and strategic objectives. In addition, we believe it is important to retain our top tier talent and strongly align their interests with our stakeholders by emphasizing long-term incentive compensation. Given the competitive nature of the unregulated market in ERCOT, the evolving regulatory environment, and our current restructuring efforts, we believe maintaining continuity and engagement of such talent is critical to our continued success.

To achieve the goals of our compensation philosophy, we believe that:

•	compensation plans should balance both long-term and short-term objectives;

•	the overall compensation program should emphasize variable compensation elements that have a direct link to overall corporate performance and stakeholder value;

•	the overall compensation program should place an increased emphasis on pay-at-risk with increased responsibility;

•	the overall compensation program should attract, motivate and engage top-talent executive officers to serve in key roles; and

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

Elements of Compensation

The material elements of our executive compensation program are:

•
a base salary, which was increased in 2013 for all of our Named Executive Officers to maintain a compensation package competitive with those offered by our peers, given the decrease in the value of our equity;

•	the opportunity to earn an annual performance-based cash bonus based on the achievement of specific corporate, business unit and individual performance goals; and

•
long-term incentive awards, primarily in the form of long-term cash incentive awards, which were modified in January 2014 as part of our normal compensation review process, as described more fully herein, and restricted stock units ("Restricted Stock Units") under and subject to the terms of the 2007 Stock Incentive Plan for Key Employees of EFH Corp. and Affiliates (the "2007 Stock Incentive Plan").

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

The following is a detailed discussion of the principal compensation elements provided to our executive officers and the amendments made thereto in 2013 and 2014. Additional detail about each of the elements can be found in the compensation tables, including the footnotes and the narrative discussion following certain of the tables.

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

Allegheny Energy, Inc.	Ameren Corp.	American Electric Power Co. Inc
Calpine Corp.	Constellation Energy Group Inc.	Dominion Resources Inc.
Duke Energy Corp.(1)	Edison International	Entergy Corp.
Exelon Corp.	FirstEnergy Corp.	PPL Corp.
NextEra Energy, Inc.	NRG Energy, Inc.(2)	Southern Co.
Xcel Energy Inc.	Public Service Enterprise Group Inc.
____________

(1)	In July 2012, Duke Energy Corp. acquired Progress Energy Inc., one of the entities evaluated as a peer.

(2)	NRG Energy, Inc. is the successor by merger to GenOn Energy, Inc.

In December 2012, after a comprehensive review of the performance of our businesses in 2012, and taking into consideration the review of our compensation practices and plans by Towers Watson and its market analysis, the sustained decline in ERCOT wholesale electricity prices (primarily as a result of lower forward natural gas prices), the increased environmental regulatory requirements of the electricity generation industry, and our position as a highly-leveraged, privately-owned company, the O&C Committee approved increases to the base salaries for our Named Executive Officers described in the paragraph entitled "Base Salary" below and an increase in the target annual cash bonus opportunity of Mr. Young to 125% of his base salary, effective January 1, 2013. The O&C Committee implemented these changes to provide a total executive compensation package comparable to the executive compensation packages of executives with similar responsibilities at peer companies and to maintain a strong alignment between our Named Executive Officers and our stakeholders. The O&C Committee does not target any particular level of total compensation against the peer group; rather the O&C Committee considers the range of total compensation provided by our peers, together with our position as a highly-leveraged privately-owned company, in determining the appropriate level of total compensation for our executives.

In late 2012 and early 2013, respectively, we entered into amended and restated employment agreements with Mr. Young and Mr. McFarland. Mr. Young's amended and restated employment agreement incorporated his increase in base salary and the amendment to his target annual cash bonus opportunity. Mr. McFarland's amended and restated employment agreement reflected his position as President and Chief Executive Officer of Luminant. Additionally, in May 2013, we entered into an amended and restated employment agreement with Mr. Burke to reflect his appointment as Executive Vice President of EFH Corp., and in October 2013, we entered into an amended and restated employment agreement with Ms. Doré, which reflects her promotion from Senior Vice President to Executive Vice President of EFH Corp. and an increase in her 2015 LTIP Award opportunity (as described herein) to set her long term incentives at a level that is comparable to her peers on the company's management team.

The employment agreements of each of our Named Executive Officers were amended in March 2014 to reflect the addition of the Extended LTI Award (defined below), as described further herein.

Base Salary

We believe base salary should consider the scope and complexity of an executive officer's position and the level of responsibility required to perform his or her job. We also believe that a competitive level of base salary is required to attract, motivate and retain qualified talent.

The O&C Committee annually reviews base salaries and periodically uses independent compensation consultants to ensure the base salaries are market-competitive. The O&C Committee may also review an executive officer's base salary from time to time during a year, including if the executive officer is given a promotion or if his responsibilities are significantly modified.

We want to ensure our cash compensation is competitive and sufficient to incent executive officers to remain with us, recognizing our high performance expectations across a broad set of operational, financial, customer service and community-oriented goals and objectives, as well as the additional demands placed upon our management team by our restructuring efforts. Effective January 2013, following the assessment of the compensation of our executive officers and the analysis of our compensation practices and plans by, and discussions with, Towers Watson, as discussed above, the O&C Committee determined the base salaries for our Named Executive Officers should increase. Beginning January 1, 2013, Mr. Young's base salary was increased to $1,350,000, Mr. Keglevic's base salary was increased to $735,000, Mr. Burke's base salary was increased to $675,000, Ms. Doré's base salary was increased to $600,000, and Mr. McFarland's base salary was increased to $675,000.

Annual Performance-Based Cash Bonus - Executive Annual Incentive Plan

The Executive Annual Incentive Plan ("EAIP") provides an annual performance-based cash bonus for the successful attainment of certain annual financial and operational performance targets that are established annually at each of the corporate and business unit levels by the O&C Committee. Under the terms of the EAIP, performance against these targets, which are generally set at levels to incent high performance (while at the same time balancing the needs for safety and investment in our business), drives bonus funding. As a general matter, target level performance is based on EFH Corp.'s board-approved financial and operational plan (the "Financial Plan") for the upcoming year. The O&C Committee sets high expectations for our executive officers and therefore annually selects a target performance level that constitutes above average performance for the business, which the O&C Committee expects the business to achieve during the upcoming year. Threshold and superior levels are for performance levels that are below or above expectations, respectively. Based on the level of attainment of these performance targets, an aggregate EAIP funding percentage amount for all participants is determined.

Our financial performance targets typically include "management" EBITDA, a non-GAAP financial measure. When the O&C Committee reviews management EBITDA for purposes of determining our performance against the applicable management EBITDA target, it includes our net income (loss) before interest, taxes, depreciation and amortization plus transaction, management and/or similar fees paid to the Sponsor Group, and restructuring costs, together with such adjustments as the O&C Committee shall determine appropriate in its discretion after good faith consultation with our CEO and Chief Financial Officer, including adjustments consistent with those included in the comparable definitions in TCEH's Senior Secured Facilities (to the extent considered appropriate for executive compensation purposes). Our management EBITDA targets are also adjusted for acquisitions, divestitures, major capital investment initiatives, to the extent that they were material and not contemplated in our Financial Plan. The management EBITDA targets are intended to measure achievement of the Financial Plan and the adjustments to management EBITDA described above primarily represent elements of our performance that are either beyond the control of management or were not predictable at the time the Financial Plan was approved. Given our Named Executive Officer's business unit responsibilities, our management EBITDA calculations for Mr. Young include Oncor, while management EBITDA calculations for the remaining Named Executive Officers exclude Oncor. Under the terms of the EAIP, the O&C Committee has broad authority to make these or any other adjustments to EBITDA that it deems appropriate in connection with its evaluation and compensation of our executive officers. Management EBITDA is an internal measure used only for performance management purposes, and EFH Corp. does not intend for management EBITDA to be an alternative to any measure of financial performance presented in accordance with GAAP. Management EBITDA is calculated similarly to Adjusted EBITDA, which is disclosed elsewhere in this Form 10-K and defined in the glossary to this Form 10-K, and reflects substantially all the computational elements of Adjusted EBITDA.

Financial and Operational Performance Targets

The following table provides a summary of the weight given to the various business unit scorecards, which constitute the performance targets, for each of the Named Executive Officers.

	Weight
Name	EFH Corp. Management EBITDA(2)	EFH Business Services Scorecard Multiplier	Luminant Scorecard Multiplier	TXU Energy Scorecard Multiplier	Total	Payout
John F. Young(1)	50%	50%			100%	119%
Paul M. Keglevic	50%	50%			100%	120%
James A. Burke	25%			75%	100%	139%
Stacey H. Doré	50%	50%			100%	120%
M.A. McFarland	25%		75%		100%	128%
____________

(1)	Mr. Young is measured on EFH Corp. Management EBITDA (including Oncor) while the remaining Named Executive Officers are measured on EFH Corp. Management EBITDA (excluding Oncor).

(2)
The targeted EFH Corp. Management EBITDA (including Oncor) for the fiscal year ended December 31, 2013 was $4.612 billion. The targeted EFH Corp. Management EBITDA (excluding Oncor) for the fiscal year ended December 31, 2013 was $2.723 billion. The actual EFH Corp. Management EBITDA (including Oncor) for the fiscal year ended December 31, 2013 was $4.666 billion, which was above target. The actual EFH Corp. Management EBITDA (excluding Oncor) for the fiscal year ended December 31, 2013 was $2.758 billion, which was above target.

The following table provides a summary of the performance targets included in the EFH Business Services Scorecard Multiplier.

EFH Business Services Scorecard Multiplier	Weight	Performance(1)	Payout
EFH Corp. Management EBITDA (excluding Oncor)(2)	20.0%	111%	22%
Luminant Scorecard Multiplier(3)	20.0%	133%	27%
TXU Energy Scorecard Multiplier(3)	20.0%	148%	30%
EFH Corp. (excluding Oncor) Total Spend	20.0%	135%	27%
EFH Business Services Costs	20.0%	110%	22%
Total	100.0%		128%
____________

(1)
Performance payouts equal 100% if the target amount is achieved for a particular metric, 50% if the threshold amount is achieved and 200% if the superior amount is achieved. The actual performance payouts are interpolated between threshold and target or target and superior, as applicable, with a maximum performance payout for any particular metric being equal to 200%.

(2)
The targeted EFH Corp. Management EBITDA (excluding Oncor) for the fiscal year ended December 31, 2013 was $2.723 billion. The actual EFH Corp. Management EBITDA (excluding Oncor) for the fiscal year ended December 31, 2013 was $2.758 billion, which was above target.

(3)	The performance targets included in the Luminant Scorecard Multiplier and the TXU Energy Scorecard Multiplier are summarized below.

The following table provides a summary of the performance targets included in the Luminant Scorecard Multiplier.

Luminant Scorecard Multiplier	Weight	Performance(1)	Payout
Luminant Management EBITDA	37.5%	109%	41%
Luminant Available Generation - Coal (June-Sept. 15)	10.0%	200%	20%
Luminant Available Generation - Coal (Jan.-May, Sept. 16-Dec.)	10.0%	120%	12%
Luminant Available Generation – Nuclear	7.5%	133%	10%
Luminant Operating Costs/SG&A	15.0%	127%	19%
Luminant Capital Expenditures	10.0%	160%	16%
Luminant Fossil Fuel Costs	10.0%	150%	15%
Total	100.0%		133%
____________

(1)
Performance payouts equal 100% if the target amount is achieved for a particular metric, 50% if the threshold amount is achieved and 200% if the superior amount is achieved. The actual performance payouts are interpolated between threshold and target or target and superior, as applicable, with a maximum performance payout for any particular metric being equal to 200%.

The following table provides a summary of the performance targets included in the TXU Energy Scorecard Multiplier.

TXU Energy Scorecard Multiplier	Weight	Performance(1)	Payout
TXU Energy Management EBITDA	40.0%	148%	59%
TXU Energy Total Costs	20.0%	135%	27%
Contribution Margin	15.0%	153%	23%
Residential Customer Count	10.0%	140%	14%
Customer Satisfaction	3.0%	100%	3%
Average Days Sales Outstanding	3.0%	167%	5%
TXU Energy Energizing Event Success	3.0%	167%	5%
TXU Energy Customer Satisfaction (Complaints)	3.0%	200%	6%
TXU Energy System Availability (Downtime)	3.0%	200%	6%
Total	100.0%		148%
____________

(1)
Performance payouts equal 100% if the target amount is achieved for a particular metric, 50% if the threshold amount is achieved and 200% if the superior amount is achieved. The actual performance payouts are interpolated between threshold and target or target and superior, as applicable, with a maximum performance payout for any particular metric being equal to 200%.

Individual Performance Modifier

After approving the actual performance against the applicable targets under the EAIP, the O&C Committee and/or the CEO reviews the performance of each of our executive officers on an individual and comparative basis. Based on this review, which includes an analysis of both objective and subjective criteria, as determined by the O&C Committee in its sole discretion, including the CEO's recommendations (with respect to all executive officers other than himself), the O&C Committee approves an individual performance modifier for each executive officer. Under the terms of the EAIP, the individual performance modifier can range from an outstanding rating (150%) to an unacceptable rating (0%). To calculate an executive officer’s final annual cash incentive bonus, the executive officer’s corporate/business unit payout percentages are multiplied by the executive officer’s target incentive level, which is computed as a percentage of annualized base salary, and then by the executive officer’s individual performance modifier. Effective January 1, 2014, the O&C Committee increased Ms. Doré's target incentive level from 65% to 85%.

Actual Award

The following table provides a summary of the 2013 performance-based cash bonus for each Named Executive Officer under the EAIP.

Name	Target (% of salary)	Target Award ($ Value)	Actual Award
John F. Young (1)	125%	$1,687,500	$2,811,375
Paul M. Keglevic (2)	85%	$624,750	$1,049,580
James A. Burke (3)	85%	$573,750	$1,116,518
Stacey H. Doré(4)	65%	$390,000	$655,200
M.A. McFarland (5)	85%	$573,750	$1,028,160
____________

(1)
Mr. Young's incentive award is based on the successful achievement of the financial performance targets for EFH Corp. (including Oncor) and EFH Business Services and the financial and operational performance targets for Luminant and TXU Energy and an individual performance modifier. In 2013, Mr. Young maintained the organization's focus on successfully executing its financial and operational business plan while educating and preparing our employees for a potential restructuring. In addition, he enhanced communication with the company's numerous stakeholders, which will be crucial during the pendency of the Bankruptcy Case. Given these and other significant achievements, the O&C Committee approved an individual performance modifier that increased Mr. Young's incentive award.

(2)
Mr. Keglevic's incentive award is based on the successful achievement of the financial performance targets for EFH Corp. (excluding Oncor) and EFH Business Services and the financial and operational performance targets for Luminant and TXU Energy and an individual performance modifier. In 2013, Mr. Keglevic improved the Company's tax position through the elimination of the ELA and DIG, controlled shared services costs while maintaining operational performance, extended the maturity date of the TCEH Revolving Credit Facility in connection with our liability management program, and managed our restructuring efforts. Given these and other significant achievements, the O&C Committee approved an individual performance modifier that increased Mr. Keglevic's incentive award.

(3)
Mr. Burke's incentive award is based on the successful achievement of a financial performance target for EFH Corp. (excluding Oncor) and the financial and operational performance targets for TXU Energy and an individual performance modifier. In 2013, under Mr. Burke's leadership, TXU Energy successfully managed retail margins, while reducing residential attrition below prior year levels. TXU Energy continued to differentiate its brand through strong performance in new products and customer experience, resulting in record low complaint levels and strong sales performance, as well as lower overall costs to operate. Given these significant accomplishments, community involvement, and other achievements (including his continued commitment to foster TXU Energy's brand and reputation with its customers and stakeholders), the O&C Committee approved an individual performance modifier that increased Mr. Burke's incentive award.

(4)
Ms. Doré's incentive award is based on the successful achievement of the financial performance targets for EFH Corp. (excluding Oncor) and EFH Business Services and the financial and operational performance targets for Luminant and TXU Energy and an individual performance modifier. In 2013, Ms. Doré managed negotiations with certain of our creditor groups in anticipation of our restructuring, spearheaded legal efforts in connection with the elimination of the ELA and DIG, and continued to manage the successful defense of our pending environmental litigation. Given these and other significant achievements, the O&C Committee approved an individual performance modifier that increased Ms. Doré's incentive award.

(5)
Mr. McFarland's incentive award is based on the successful achievement of the financial performance targets for EFH Corp. (excluding Oncor) and EFH Business Services, the financial and operational performance targets for Luminant and Luminant Energy and an individual performance modifier. In 2013, under Mr. McFarland's leadership, Luminant achieved excellent operational performance while maintaining a culture of safety first while delivering on financial targets despite reduced credit capacity and lack of market liquidity. Given these significant accomplishments and other achievements, the O&C Committee approved an individual performance modifier that increased Mr. McFarland's incentive award.

Discretionary Cash Bonuses

The O&C Committee, in its discretion, may from time to time provide special awards to our executive officers, including the Named Executive Officers, in connection with their contribution to our achievements. In June 2013, in recognition of Mr. Keglevic's leadership of our efforts to eliminate the ELA and DIG and effectively resolve the 2003-2006 IRS audit as well as on-going contributions to our liability management program, the O&C Committee awarded a discretionary cash bonus of $375,000. In February 2013 and June 2013, in recognition of Ms. Doré's efforts leading to (i) the successful outcome of our CSAPR litigation and (ii) the elimination of the ELA and DIG, she was awarded discretionary cash bonuses of $150,000 and $200,000, respectively.

Long-Term Incentive Awards

Long-Term Cash Incentive

Our long-term cash incentive awards are designed to provide incentive to our Named Executive Officers to achieve top operational and financial performance because the awards are based on either a percentage of the executive officer's annual performance-based cash bonus or the achievement of management EBITDA targets. The following long-term cash incentive awards affected our Named Executive Officers' total compensation for 2013:

•
2011 LTI Award - granted in 2011 and earned by each of our Named Executive Officers (other than Ms. Doré) in 2011, the 2011 LTI Award ("2011 LTI Award") entitled each such Named Executive Officer to receive an amount between $650,000 and $1,300,000 ($750,000 and $1,500,000 with respect to Mr. Young) based upon the amount of management EBITDA actually achieved by EFH Corp. as compared to the management EBITDA threshold and target amounts previously set by the O&C Committee for the 2011 fiscal year, one-half of which was paid on September 30, 2012, and one-half of which was paid on September 30, 2013 if such Named Executive Officer remained employed by EFH Corp. on such date (with exceptions in limited circumstances);

•
2015 LTI Award - granted in 2011 (other than Ms. Doré, who's award was granted in 2012), provides each Named Executive Officer the opportunity to earn between $500,000 and $1,000,000 ($1,350,000 and $2,700,000 with respect to Mr. Young, and $216,666 and $433,333 for Ms. Doré) in each of 2012, 2013, and 2014, with the amount of the award for each year to be determined based upon the amount of management EBITDA actually achieved by EFH Corp. as compared to the management EBITDA threshold and target amounts previously set by the O&C Committee, in each case, for the years ended December 31, 2012, 2013, and 2014 (as applicable). Payment of the 2015 LTI Award, to the extent earned, will be made in March 2015 and is conditioned upon the Named Executive Officer's continued employment with EFH Corp. on such date (with exceptions in limited circumstances);

•
Additional 2015 LTI Award - granted in 2013 to Ms. Doré, provides her the opportunity to earn an additional amount between $300,000 and $600,000 in each of 2013 and 2014, with the amount of the award for each year to be determined based upon the amount of management EBITDA actually achieved by EFH Corp. as compared to the management EBITDA threshold and target amounts previously set by the O&C Committee, in each case, for the years ended December 31, 2013, and 2014 (as applicable). Payment of the Additional 2015 LTI Award, to the extent earned, will be made in March 2015, and is conditioned upon Ms. Doré's continued employment with EFH Corp. on such date (with exceptions in limited circumstances).

The tables below set forth the 2011 LTI Award earned by each Named Executive Officer (other than Ms. Doré) in 2011, and the amounts paid to each Named Executive Officer on September 30, 2012 and 2013 in connection therewith, as well as the portion of the 2015 LTI Award earned by each Named Executive Officer in 2012 and 2013 (for Ms. Doré, the 2013 portion of the 2015 LTI Award also includes the Additional 2015 LTI Award earned in 2013), and the amounts to be paid in March 2015 if such Named Executive Officer remains employed by EFH Corp. on such date (with exceptions in limited circumstances):

2011 LTI Award

Name	2011 LTI Award Previously Earned	Amount of 2011 LTI Distributed 9/30/2012	Amount of 2011 LTI Distributed 9/30/2013
John F. Young	$1,500,000	$750,000	$750,000
Paul M. Keglevic	$1,300,000	$650,000	$650,000
James A. Burke	$1,300,000	$650,000	$650,000
Stacey H. Doré	N/A	—	—
M.A. McFarland	$1,300,000	$650,000	$650,000

2015 LTI Award

Name	2012 Portion of 2015 LTI Award Previously Earned	2013 Portion of 2015 LTI Award Earned(1)	2014 Portion of 2015 LTI Award Earned(2)	Amount of 2015 LTI to be Distributed 3/2015(3)
John F. Young	$2,700,000	$2,700,000	TBD	$5,400,000
Paul M. Keglevic	$1,000,000	$1,000,000	TBD	$2,000,000
James A. Burke	$1,000,000	$1,000,000	TBD	$2,000,000
Stacey H. Doré	$433,333	$1,033,333	TBD	$1,466,666
M.A. McFarland	$1,000,000	$1,000,000	TBD	$2,000,000
____________

(1)	In the case of Ms. Doré, the column titled "2013 Portion of 2015 LTI Award Earned" includes $600,000 with respect to her Additional 2015 LTI Award.

(2)
The 2014 portion of the 2015 LTI Award is currently an unknown amount as it will be earned in 2014. Once earned, this amount will be included in the column titled, "Amount of 2015 LTI to be Distributed 3/2015."

(3)
The amount to be distributed in March 2015 represents the 2012 and 2013 portions of the 2015 earned to date by each Named Executive Officer. Once the amount of the 2014 portion of the LTI Award is earned, it will be included in the column titled, "Amount of 2015 LTI Earned to be Distributed 3/2015." This amount is subject, in limited circumstances, to pro-ration in the event of the Named Executive Officer's termination without "cause" or resignation for "good reason" (including following a change of control of EFH Corp.), or in the event of such Named Executive Officer's death or disability, as described in greater detail in the Named Executive Officer's employment agreement.

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

The performance period for the 2015 LTI Award (and the Additional 2015 LTI Award) ends on December 31, 2014. We believe a lack of long term incentive compensation for our executive officers, including our Named Executive Officers, would disadvantage the company in its engagement and motivation of such executive officers. As a result, in January 2014, following the fiscal year end, the O&C Committee approved long-term cash incentive awards for each of our Named Executive Officers (the "Extended LTI Award"), which we believe align the goals of our Named Executive Officers to maintain excellent operational and financial performance while addressing the dynamic challenges we will face during the pendency of the Bankruptcy Filing. Unless earlier terminated in accordance with their terms, the Extended LTI Awards are based on the achievement of quarterly and cumulative annual performance goals established by the O&C Committee for each of 2015 and 2016 and provide each of our Named Executive Officers the opportunity to earn up to $250,000 in each quarter ($675,000 for Mr. Young) in 2015 and 2016, provided that he or she is employed by EFH Corp. or an affiliate on the last day of such quarter. The actual amount of the awards will be based upon quarterly and year-to-date performance of our businesses as compared to the base and threshold quarterly and year-to-date performance goals for such businesses established quarterly by the O&C Committee. The sum of each Named Executive Officer's awards under the Extended LTI Awards for each of 2015 and 2016 will not exceed $1,000,000 ($2,700,000 for Mr. Young). To the extent earned, the Extended LTI Awards will be distributed following each quarter and will terminate on the earlier of December 31, 2016 or the date on which the Named Executive Officer receives a grant under another long-term equity incentive plan adopted by EFH Corp.

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

Given the Bankruptcy Filing, our equity-based compensation has de minimis monetary value and we have amended our current compensation practices (as discussed above) to adjust for the minimal incentive value related to our equity. We believe such adjustments further align the compensation of our executive officers, including our Named Executive Officers, with the interests of all of our stakeholders, which will evolve during our restructuring, by emphasizing short term, measurable goals in recognition of the dynamic nature of the Bankruptcy Filing.

Because we are a privately-held company, our 2007 Stock Incentive Plan does not contain provisions, and we do not have any equity grant practices in place, designed to coordinate the granting of equity awards with the public release of material information. Please refer to the Grants of Plan-Based Awards - 2013 table, including the footnotes thereto, and the Outstanding Equity Awards at Fiscal Year-End-2013 table, including the footnotes thereto, for a more detailed description of the outstanding Restricted Stock Units held by each of the Named Executive Officers.

Annual Grant of Restricted Stock Units:

In 2013, each of our Named Executive Officers was entitled to an annual grant of Restricted Stock Units ("Annual RSUs"). The O&C Committee approved the Annual RSU grant for 2013 on February 13, 2013, which resulted in each Named Executive Officer receiving 500,000 Restricted Stock Units (1,500,000 with respect to Mr. Young and 250,000 with respect to Ms. Doré) on March 11, 2013. The Restricted Stock Units cliff vest on September 30, 2014 (with exceptions in limited circumstances). Pursuant to the terms of her employment agreement, Ms. Doré is entitled to an additional grant of 250,000 RSUs in 2014. The O&C Committee approved Ms. Doré's 2014 RSU grant on January 22, 2014. In the future, we may make additional discretionary grants of equity-based compensation to reward high performance or achievement. Please refer to the Grants of Plan-Based Awards - 2013 table, and the Outstanding Equity Awards at Fiscal Year-End-2013 table, including the footnotes to these tables, for a more detailed description of the RSUs granted to and held by each of the Named Executive Officers during, and at the end of, our last fiscal year.

Other Elements of Compensation

General

Our executive officers generally have the opportunity to participate in certain of our broad-based employee compensation plans, including our Thrift (401(k)) Plan, and health and welfare plans. Please refer to the footnotes to the Summary Compensation table for a more detailed description of our Thrift Plan, and the narrative that follows the Pension Benefits table for a more detailed description of our Supplemental Retirement Plan.

Perquisites

We provide our executives with certain perquisites on a limited basis. The perquisites are generally intended to enhance our executive officers' ability to conduct company business. These benefits include financial planning, preventive health maintenance, reimbursement for certain club memberships and certain spousal travel expenses. Expenditures for the perquisites described below are disclosed by individual in footnote 6 to the Summary Compensation Table. The following is a summary of perquisites offered to our Named Executive Officers that are not available to all employees:

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

Health Services: We pay for our executive officers to receive annual physical health exams and we purchased an annual membership for Messrs. Young and Keglevic to participate in a comprehensive health plan that provides anytime personal and private physician access and health care. The health of our executive officers is important given the vital leadership role they play in directing and operating the company. Our executive officers are important assets of EFH Corp., and these benefits are designed to help ensure their health and long-term ability to serve our stakeholders.

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

Income Tax Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly-held company of compensation in excess of $1 million paid to the CEO or any other of its three most highly compensated executive officers other than the principal financial officer. Because EFH Corp. is a privately-held company, Section 162(m) will not limit the tax deductibility of any executive compensation for 2013, and the O&C Committee does not take it into account when making executive compensation decisions.

Organization and Compensation Committee Report

The O&C Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K. Based on this review and discussions, the committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Organization and Compensation Committee
Donald L. Evans, Chair
Arcilia C. Acosta
Kenneth Pontarelli

Summary Compensation Table—2013

The following table provides information for the fiscal years ended December 31, 2013, 2012 and 2011 (only 2013 for Ms. Doré) regarding the aggregate compensation paid to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(5)	All Other Compen-sation ($)(6)	Total ($)
John F. Young President & CEO of EFH Corp.	2013 2012 2011	1,350,000 1,200,000 1,200,000	— — —	420,000 525,000 5,347,500 —	5,511,375 4,968,000 8,468,600	— 4,337 3,123	73,152 72,848 105,484	7,354,527 6,770,185 15,124,707
Paul M. Keglevic(1) EVP, Chief Financial Officer & Co-CRO of EFH Corp.	2013 2012 2011	735,000 650,000 650,000	375,000 50,000 1,050,000	140,000 175,000 1,782,500	2,049,580 2,009,418 3,890,744	— 4,403 3,788	54,037 4,326,288 73,437	3,353,617 7,215,109 7,450,469
James A. Burke EVP-EFH Corp. & President & CEO of TXU Energy	2013 2012 2011	675,000 630,000 630,000	— — —	140,000 175,000 1,637,250	2,116,518 2,033,783 3,946,709	6,227 82,916 89,310	29,203 32,977 55,298	2,966,948 2,954,676 6,358,567
Stacey H. Doré(2) EVP, General Counsel, & Co-CRO of EFH Corp.	2013 2012 2011	600,000 — —	350,000 — —	70,000 — —	1,788,533 — —	— — —	32,654 — —	2,841,187 — —
M.A. McFarland EVP-EFH Corp. & President & Chief Executive Officer of Luminant	2013 2012 2011	675,000 600,000 600,000	— 150,000 350,000	140,000 175,000 1,519,000	2,028,160 1,963,900 3,940,605	— — —	46,367 43,406 63,602	2,889,527 2,932,306 6,473,207
___________

(1)	The amount reported as "Bonus" in 2013 represents the discretionary cash bonus Mr. Keglevic was granted in connection with his contributions to the elimination of the ELA and DIG.

(2)
The amount reported as "Bonus" in 2013 includes the $150,000 discretionary cash bonus Ms. Doré was granted in connection with her contributions to our environmental litigation efforts and the $200,000 discretionary cash bonus she was granted in connection with her contribution to the elimination of the ELA and DIG.

(3)
The amounts reported as "Stock Awards" represent the grant date fair value of the 2013 Annual RSUs. These awards cliff vest in September of 2014. The expense for these awards will be recognized in accordance with FASB ASC Topic 718. Additional assumptions relating to the valuation are described in the footnotes to the Grants of Plan-Based Awards Table.

(4)
The amounts in 2013 reported as "Non-Equity Incentive Plan Compensation" were earned by the executive officers in 2013 under the EAIP, and the 2015 LTI Award (and the Additional 2015 LTI Award for Ms. Doré). Though a portion of the 2015 LTI Award was earned in 2013, it will not be paid until March 2015 and is conditioned upon the Named Executive Officer's continued employment (with exceptions in limited circumstances). The amounts for each Named Executive Officer are as follows: (a) for Mr. Young, $2,811,375 for the EAIP and $2,700,000 for the 2015 LTI Award; (b) for Mr. Keglevic $1,049,580 for the EAIP and $1,000,000 for the 2015 LTI Award; (c) for Mr. Burke $1,116,518 for the EAIP and $1,000,000 for the 2015 LTI Award; (d) for Ms. Doré $655,200 for the EAIP, $433,333 for the 2015 LTI Award, $600,000 for the Additional 2015 LTI Award; and (e) for Mr. McFarland $1,028,160 for the EAIP and $1,000,000 for the 2015 LTI Award. The amount reported for Ms. Doré also includes $100,000 for the 2013 portion of an incentive award granted in 2010 (the "2010 Non-Executive Officer Award") under a plan applicable to certain non-executive officers. The deferred amounts of the 2015 LTI Awards (and the Additional 2015 LTI Award and 2010 Non-Executive Officer Award for Ms. Doré) are reported in the table entitled "Nonqualified Deferred Compensation - 2013" under the headings "Registrant Contributions in Last FY" and "Aggregate Balance at Last FYE."

(5)
The amount for Mr. Burke in 2013 reported under "Change in Pension Value and Nonqualified Deferred Compensation Earnings" includes the aggregate increase in the actuarial value of his balance in the EFH Supplemental Retirement Plan. For a more detailed description of the Supplemental Retirement Plan, please refer to the narrative that follows the table entitled "Pension Benefits - 2013".

(6)	The amounts for 2013 reported as "All Other Compensation" are attributable to the Named Executive Officer's receipt of compensation as described in the following table:

	Perquisites(a)
Name	Matching Contribution to Thrift Plan(b)	Cost of Letter of Credit(c)	Premium Payments on Life Insurance Policy	Personal Physical Care(d)	Financial Planning(e)	Country Club Dues(g)	Executive Physical(g)	Total
John F. Young	$15,250	$10,979	$17,185(f)	$10,000	$10,940	$8,798	—	$73,152
Paul M. Keglevic	$15,300	$4,420	—	$15,000	—	$19,317	—	$54,037
James A. Burke	$15,188	$4,420	—	—	$9,595	—	—	$29,203
Stacey H. Doré	$15,300	$1,648	—	—	$12,890	—	$2,816	$32,654
M.A. McFarland	$15,300	$4,420	—	—	$1,720	$21,390	$3,537	$46,367
___________

(a)	For purposes of preparing this table, all perquisites are valued on the basis of the actual cost to EFH Corp.

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

(g)	The amounts received by Mr. Keglevic and Mr. McFarland for the cost of a country club membership include a pro-rated portion of the initiation fee.

(h)	The amounts received by Ms. Doré and Mr. McFarland include expenses related to medical examinations.

Grants of Plan-Based Awards – 2013

The following table sets forth information regarding grants of compensatory awards to our Named Executive Officers during the fiscal year ended December 31, 2013.

		Date of Board Action	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: # of Shares of Stock or Unit (#)	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
John F. Young	2/13/13(1)		843,750	1,687,500	3,375,000
	3/11/13	2/13/13				1,500,000(2)	420,000
Paul M. Keglevic	2/13/13(1)		312,375	624,750	1,249,500
	3/11/13	2/13/13				500,000(2)	140,000
James A. Burke	2/13/13(1)		286,875	573,750	1,147,500
	3/11/13	2/13/13				500,000(2)	140,000
Stacey H. Doré	2/13/13(1)		195,000	390,000	780,000
	3/11/13	2/13/13				250,000(2)	70,000
	4/20/13(4)		600,000		1,200,000
M.A. McFarland	2/13/13(1)		286,875	573,750	1,147,500
	3/11/13	2/13/13				500,000(2)	140,000
___________

(1)
Represents the threshold, target and maximum amounts available under the EAIP for each Named Executive Officer. Each payment is reported in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation,” and is described above under the section entitled "Annual Performance Bonus - EAIP".

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

(4)
Represents the threshold and maximum amounts available under the Additional 2015 LTI Award for Ms. Doré. The portion of this award earned in 2013 is reported in the Summary Compensation Table under the heading "Non-Equity Incentive Plan Compensation" and is described above in the section entitled "Long Term Non-Equity Incentive - Additional 2015 LTI Award". The payment of the Additional 2015 LTI Award is contingent upon Ms. Doré’s continued employment with EFH Corp. through March 2015(with exceptions in limited circumstances).

For a discussion of certain material terms of the employment agreements with the Named Executive Officers, please see "Assessment of Compensation Elements" and "Potential Payments upon Termination or Change in Control."

Outstanding Equity Awards at Fiscal Year-End– 2013

Name	# of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
John F. Young	9,000,000	—
Paul M. Keglevic	3,000,000	—
James A. Burke	2,825,000	—
Stacey H. Doré	600,000	—
M.A. McFarland	2,700,000	—
___________

(1)
The amounts reported for each Named Executive Officer in the "# of Shares or Units of Stock that Have Not Vested" column include Restricted Stock Units ("RSUs") granted pursuant to our 2007 Stock Incentive Plan. The RSUs are scheduled to cliff vest on September 30, 2014 provided the Named Executive Officer has remained continuously employed by EFH Corp. through that date (with exceptions in limited circumstances) as described below in the section entitled "Potential Payments upon Termination or Change in Control."

(2)	There is no established public market for our common stock. Given the Bankruptcy Filing, our common stock is deemed to have de minimis value as of December 31, 2013.

Pension Benefits – 2013

The table set forth below illustrates present value on December 31, 2013 of Mr. Burke's benefits payable under the Supplemental Retirement Plan, based on his years of service and remuneration through December 31, 2013:

Name	Plan Name	Number of Years Credited Service (#)	PV of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
John F. Young	Supplemental Retirement Plan	—	—	—
Paul M. Keglevic	Supplemental Retirement Plan	—	—	—
James A. Burke	Supplemental Retirement Plan	6.9167	203,344	—
Stacey H. Doré	Supplemental Retirement Plan	—	—	—
M.A. McFarland	Supplemental Retirement Plan	—	—	—

The Supplemental Retirement Plan provides for the payment of retirement benefits, which would have otherwise been limited by the Code or the definition of earnings under our former Retirement Plan, which was terminated in 2012. The benefits under the Supplemental Retirement Plan were frozen in September, 2012 in connection with the termination of our former Retirement Plan. Participation in EFH Corp.'s Supplemental Retirement Plan was limited to employees of all of its businesses other than Oncor, who were employed by EFH Corp. (or its participating subsidiaries) on or before October 1, 2007. In connection with the freezing of benefits under the Supplemental Retirement Plan in 2012, additional contributions under the Supplemental Retirement Plan ceased; however, the amounts existing thereunder will be paid out in accordance with the terms of the Supplemental Retirement Plan. Benefits accrued under the Supplemental Retirement Plan after December 31, 2004, are subject to Section 409A of the Code. Accordingly, certain provisions of the Supplemental Retirement Plan have been modified in order to comply with the requirements of Section 409A and related guidance.

Mr. Burke is the only Named Executive Officer that participated in the Supplemental Retirement Plan.

Nonqualified Deferred Compensation – 2013

The following table sets forth information regarding certain plans of EFH Corp. that provide for the deferral of the Named Executive Officers' compensation on a basis that is not tax-qualified for the fiscal year ended December 31, 2013:

Name	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)(4)
John F. Young	$2,700,000	$46,435	($750,000)	$5,665,171
Paul M. Keglevic	$1,000,000	—	($650,000)	$2,000,000
James A. Burke	$1,000,000	$37,747	($650,000)	$2,243,304
Stacey H. Doré	$1,133,333	—	—	$1,666,666
M.A. McFarland	$1,000,000	—	($650,000)	$2,000,000
___________

(1)
The amounts reported as "Registrant Contributions in Last FY" include the portion of the 2015 LTI Award based on 2013 management EBITDA, which will be paid in March 2015 (subject to certain conditions and exceptions in limited circumstances) for all Named Executive Officers. The amount reported as "Registrant Contributions in Last FY" for Ms. Doré also includes the portion of the Additional 2015 LTI Award based on 2013 management EBITDA, which will be paid in March 2015 (subject to certain conditions and exceptions in limited circumstances) and the 2013 portion of the 2010 Non-Executive Officer Award, which is to be paid in September 2014 (subject to certain conditions and exceptions in limited circumstances). The company paid the 2010 Non-Executive Officer Award to Ms. Doré in January 2014; however, we may claw back such payment in the event of Ms. Doré's voluntary resignation or termination for cause on or before September 30, 2014.

(2)
The amounts reported as "Aggregate Earnings in Last FY" include earnings or deferrals previously made under the EFH Corp. Salary Deferral Program. Deferrals are credited with earnings or losses based on the performance of investment alternatives under the Salary Deferral Program selected by each participant. At the end of the applicable maturity period, the trustee for the Salary Deferral Program distributes the deferred compensation and the applicable earnings in cash as a lump sum or in annual installments at the participant's election made at the time of deferral. Since 2010, the Named Executive Officers have not been eligible to defer additional compensation in the Salary Deferral Program. As of December 31, 2013, Messrs. Young, and Burke had balances in the Salary Deferral Program, which will be distributed according to the terms of the plan.

(3)	The amounts reported as "Aggregate Withdrawals/Distributions" include the portion of the 2011 LTI Award that was distributed in September 2013 for each of Messrs. Young, Keglevic, Burke and McFarland.

(4)
The amounts reported as "Aggregate Balance at Last FYE" include the following for all Named Executive Officers: (i) the portion of the 2015 LTI Award based on 2012 management EBITDA, (ii) the portion of the 2015 LTI Award based on 2013 management EBITDA, and (iii) any amounts earned under the Salary Deferral Plan. The amount reported as "Aggregate Balance at Last FYE" for Mr. Burke also includes the fair market value of deferred shares (443,474 shares with respect to Mr. Burke) that he is entitled to receive on the earlier to occur of the termination of employment or a change of control of EFH Corp (which given the Bankruptcy Filing, is deemed to have de minimis value as of December 31, 2013). The amount reported as "Aggregate Balance at Last FYE" for Ms. Doré also includes (x) the portion of the Additional 2015 LTI Award based on 2013 management EBITDA, and (y) the portions of the 2010 Non-Executive Officer Award earned in 2012 and 2013 that she is entitled to receive if she is employed by EFH Corp. on September 30, 2014 (with exceptions in limited circumstances). The company paid the 2010 Non-Executive Officer Award to Ms. Doré in January 2014; however, we may claw back such payment in the event of Ms. Doré’s voluntary resignation or termination for cause on or before September 30, 2014.

Potential Payments upon Termination or Change in Control

The tables and narrative below provide information for payments to each of the Named Executive Officers (or, as applicable, enhancements to payments or benefits) in the event of his or her termination, including if such termination is voluntary, for cause, as a result of death, as a result of disability, without cause or for good reason or without cause or for good reason in connection with a change in control.

The information in the tables below is presented assuming termination of employment as of December 31, 2013.

Employment Arrangements with Contingent Payments

As of December 31, 2013, each of Messrs. Young, Keglevic, Burke and McFarland and Ms. Doré had employment agreements with change in control and severance provisions. With respect to each Named Executive Officer's employment agreement, a change in control is generally defined as (i) a transaction that results in a sale of substantially all of our assets or capital stock to another person who is not an affiliate of any member of the Sponsor Group and such person having more seats on our Board than the Sponsor Group, (ii) a transaction that results in a person not in the Sponsor Group owning more than 50% of our common stock and such person having more seats on our Board than the Sponsor Group or (iii) a transaction that results in the Sponsor Group owning less than 20% of our common stock and the Sponsor Group not being able to appoint a majority of the directors to our Board.

Each Named Executive Officer's employment agreement includes customary non-compete and non-solicitation provisions that generally restrict the Named Executive Officer's ability to compete with us or solicit our customers or employees for his own personal benefit during the term of the employment agreement and 24 months (with respect to Mr. Young) or 18 months (with respect to Messrs. Keglevic, Burke and McFarland and Ms. Doré) after the employment agreement expires or is terminated.

Each of our Named Executive Officers has been granted long-term cash incentive awards, including the 2015 LTI Award (and the Additional 2015 LTI Award with respect to Ms. Doré), as more fully described above in "Long-Term Cash Incentive." In the event of such Named Executive Officer's termination without cause, resignation for good reason or termination due to death or disability (or in certain circumstances when the Named Executive Officer's employment term is not extended) the 2015 Award (and the Additional 2015 LTI Award with respect to Ms. Doré) will vest and become payable, to the extent earned, on a pro-rated basis. In the event of termination without cause or resignation for good reason following a change in control of EFH Corp., the 2015 LTI Award (and the Additional 2015 LTI Award with respect to Ms. Doré) will vest and become payable, to the extent earned, on the same pro-rata basis; however the pro-rata calculation will include the actual management EBITDA for any earned, but unpaid, fiscal years prior to termination and the target level of management EBITDA, for those periods without regard to the actual achievement of management EBITDA, for any subsequent applicable years.

Each of our Named Executive Officers received in 2013 a grant of Annual RSUs, following the approval of the O&C Committee at its February O&C Committee meeting. In the event of such Named Executive Officer's termination without cause, resignation for good reason or termination due to death or disability, such year's Annual RSUs will vest on a pro-rata basis based on a ratio, the numerator of which is the length of time of the executive officer's employment from the date of the grant of such year's Annual RSUs to his termination and the denominator of which is the length of time from the date of grant of the Annual RSUs to the original vesting date. In the event of a change of control of EFH Corp., all Annual RSUs (including Ms. Doré’s 2014 Annual RSUs) will vest immediately prior to the change of control.

In 2011, each of our Named Executive Officers surrendered all of his existing stock options in exchange for a one-time lump sum grant of Restricted Stock Units (the "Exchange RSUs") granted pursuant to our 2007 Stock Incentive Plan that cliff-vest on September 30, 2014, with exceptions in limited circumstances in exchange for forfeiting all rights in respect of any and all options to purchase shares of EFH Corp.'s common stock that had been previously granted to the executive officers under the 2007 Stock Incentive Plan. As of December 31, 2013, each of our Named Executive Officers held Exchange RSUs. Under the applicable agreements governing these Exchange RSUs, in the event of such Named Executive Officer's termination without cause or resignation for good reason (or in certain circumstances when the Named Executive Officer's employment term is not extended) following a change in control of EFH Corp., such Named Executive Officer's Exchange RSUs would immediately vest as to 100% of the shares of EFH Corp. common stock subject to such Restricted Stock Units immediately prior to the change in control of EFH Corp. Additionally, in the event of such Named Executive Officer's termination without cause, resignation for good reason or termination due to death or disability (or in certain circumstances when the Named Executive Officer’s employment term is not extended), such Named Executive Officer’s Exchange RSUs will vest on a pro rata basis based on a ratio, the numerator of which is the length of time of the Named Executive Officer's employment from the date of the grant of the Exchange RSU to his termination and the denominator of which is the length of time from the date of grant of the Exchange RSUs to the original vesting date.

Mr. Burke is entitled to receive 443,474 shares of EFH Corp. common stock pursuant to the terms of his deferred share agreement, on the earlier to occur of his termination for any reason or a change in control of EFH Corp.

In the event of her death or disability or termination without cause or resignation for good reason following a change in control of EFH Corp., the portions of Ms. Doré’s 2010 Non-Executive Officer Award earned in 2012 and 2013 will become payable immediately.

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

1. Mr. Young

Potential Payments to Mr. Young upon Termination as of December 31, 2013 (per employment agreement and restricted stock agreements, each in effect as of December 31, 2013)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance					$5,737,500	$9,112,500
Supplemental Retirement Benefit			$3,000,000	$3,000,000	$3,000,000	$3,000,000
EAIP	$2,008,125	$2,008,125	$2,008,125	$2,008,125
2015 LTI Award			$5,400,000	$5,400,000	$5,400,000	$5,400,000
LTI Equity Incentive Award(1):
- Annual RSUs			—	—	—	—
- Exchange RSUs			—	—	—	—
Health & Welfare:
- Medical/COBRA					$36,973	$36,973
- Dental/COBRA					$3,170	$3,170
Totals	$2,008,125	$2,008,125	$10,408,125	$10,408,125	$14,177,643	$17,552,643
____________

(1)	Given the Bankruptcy Filing, we deemed our equity value to be de minimis as of December 31, 2013.

Mr. Young has entered into an employment agreement that provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances:

1.	In the event of Mr. Young's voluntary resignation without good reason or termination with cause:

a.	accrued but unpaid base salary and unused vacation earned through the date of termination;

b.	accrued but unpaid annual bonus earned under the EAIP for the previously completed year;

c.	unreimbursed business expenses; and

d.	payment of employee benefits, including equity compensation, if any, to which Mr. Young may be entitled.

2.	In the event of Mr. Young's death or disability:

a.	a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	value of supplemental retirement benefit for Mr. Young, payment of which would commence on December 31, 2014;

c.	the pro-rata 2015 LTI Award earned prior to the date of termination;

d.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination; and

e.	payment of employee benefits, including equity compensation, if any, to which Mr. Young may be entitled.

3.	In the event of Mr. Young's termination without cause or resignation for good reason:

a.	a lump sum payment equal to (i) three times his annualized base salary and (ii) a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	value of supplemental retirement benefit for Mr. Young, payment of which would commence on December 31, 2014;

c.	the pro-rata 2015 LTI Award earned prior to the date of termination;

d.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination;

e.	payment of employee benefits, including equity compensation, if any, to which Mr. Young may be entitled; and

f.	certain continuing health care and company benefits.

4.	In the event of Mr. Young's termination without cause or resignation for good reason within 24 months following a change in control of EFH Corp.:

a.	a lump sum payment equal to three times the sum of (i) his annualized base salary and (ii) his annual bonus target under the EAIP;

b.	value of supplemental retirement benefit for Mr. Young, payment of which would commence on December 31, 2014;

c.	the pro-rata 2015 LTI Award earned prior to the date of termination;

d.	all Exchange RSUs;

e.	all Annual RSUs;

f.	payment of employee benefits, including equity compensation, if any, to which Mr. Young may be entitled; and

g.	certain continuing health care and company benefits.

2. Mr. Keglevic

Potential Payments to Mr. Keglevic upon Termination as of December 31, 2013 (per employment agreement and restricted stock unit agreements, each in effect as of December 31, 2013)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance					$2,094,750	$2,719,500
EAIP	$749,700	$749,700	$749,700	$749,700
2015 LTI Award			$2,000,000	$2,000,000	$2,000,000	$2,000,000
LTI Equity Incentive Award(1):
- Annual RSUs			—	—	—	—
- Exchange RSUs			—	—	—	—
Health & Welfare
- Dental/COBRA					$2,536	$2,536
Totals	$749,700	$749,700	$2,749,700	$2,749,700	$4,097,286	$4,722,036
_______________

(1)	Given the Bankruptcy Filing, we deemed our equity value to be de minimis as of December 31, 2013.

Mr. Keglevic has entered into an employment agreement that provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances:

1.	In the event of Mr. Keglevic's voluntary resignation without good reason or termination with cause:

a.	accrued but unpaid base salary and unused vacation earned through the date of termination;

b.	accrued but unpaid annual bonus earned under the EAIP for the previously completed year;

c.	unreimbursed business expenses; and

d.	payment of employee benefits, including equity compensation, if any, to which Mr. Keglevic may be entitled.

2.	In the event of Mr. Keglevic's death or disability:

a.	a prorated annual incentive bonus for the year of termination;

b.	the pro-rata 2015 LTI Award earned under the EAIP prior to the date of termination;

c.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination; and

d.	payment of employee benefits, including stock compensation, if any, to which Mr. Keglevic may be entitled.

3.	In the event of Mr. Keglevic's termination without cause or resignation for good reason:

a.	a lump sum payment equal to (i) two times his annualized base salary, (ii) a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination;

d.	payment of employee benefits, including stock compensation, if any, to which Mr. Keglevic may be entitled; and

e.	certain continuing health care and company benefits.

4.	In the event of Mr. Keglevic's termination without cause or resignation for good reason within 24 months following a change in control of EFH Corp.:

a.	a lump sum payment equal to two times the sum of (i) his annualized base salary and (ii) his annual bonus target under the EAIP;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	all Exchange RSUs;

d.	all Annual RSUs;

e.	payment of employee benefits, including stock compensation, if any, to which Mr. Keglevic may be entitled; and

f.	certain continuing health care and company benefits.

3. Mr. Burke

Potential Payments to Mr. Burke upon Termination as of December 31, 2013 (per employment agreement, deferred share agreement and restricted stock unit agreements, each in effect as of December 31, 2013)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance					$1,923,750	$2,497,500
Distribution of Deferred Shares(1)	—	—	—	—	—	—
EAIP	$797,513	$797,513	$797,513	$797,513
2015 LTI Award			$2,000,000	$2,000,000	$2,000,000	$2,000,000
LTI Equity Incentive Award(2):
- Annual RSUs			—	—	—	—
- Exchange RSUs			—	—	—	—
Health & Welfare
- Medical/COBRA					$40,224	$40,224
- Dental/COBRA					$2,536	$2,536
Totals	$797,513	$797,513	$2,797,513	$2,797,513	$3,966,510	$4,540,260
_______________

(1)
The amount reported under the heading "Distribution of Deferred Shares" represents the de minimis value of the 443,474 shares of EFH Corp. common stock as of December 31, 2013 that Mr. Burke is entitled to receive, pursuant to the terms of his deferred share agreement, on the earlier to occur of his termination of employment for any reason or a change in the control of EFH Corp.

(2)	Given the Bankruptcy Filing, we deemed our equity value to be de minimis as of December 31, 2013.

Mr. Burke has entered into an employment agreement that provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances.

1.	In the event of Mr. Burke's voluntary resignation without good reason or termination with cause:

a.	accrued but unpaid base salary and unused vacation earned through the date of termination;

b.	accrued but unpaid annual bonus earned under the EAIP for the previously completed year;

c.	unreimbursed business expenses; and

d.	payment of employee benefits, including equity compensation, if any, to which Mr. Burke may be entitled.

2.	In the event of Mr. Burke's death or disability:

a.	a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination; and

d.	payment of employee benefits, including stock compensation, if any, to which Mr. Burke may be entitled.

3.	In the event of Mr. Burke's termination without cause or resignation for good reason:

a.	a lump sum payment equal to (i) two times his annualized base salary, (ii) a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination;

d.	payment of employee benefits, including stock compensation, if any, to which Mr. Burke may be entitled; and

e.	certain continuing health care and company benefits.

4.	In the event of Mr. Burke's termination without cause or resignation for good reason within 24 months following a change in control of EFH Corp.:

a.	a lump sum payment equal to two times the sum of (i) his annualized base salary and (ii) his annual bonus target under the EAIP;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	all Exchange RSUs;

d.	all Annual RSUs;

e.	payment of employee benefits, including stock compensation, if any, to which Mr. Burke may be entitled; and

f.	certain continuing health care and company benefits.

4. Ms. Doré

Potential Payments to Ms. Doré upon Termination as of December 31, 2013 (per employment agreement and restricted stock agreements, each in effect as of December 31, 2013)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance					$1,590,000	$1,980,000
2010 Non-Executive Officer Award			$200,000	$200,000		$200,000
EAIP	$468,000	$468,000	$468,000	$468,000
2015 LTI Award			$866,667	$866,667	$866,667	$866,667
Additional 2015 LTI Award			$600,000	$600,000	$600,000	$600,000
LTI Equity Incentive Award(1):
- Annual RSUs			—	—	—	—
- Exchange RSUs			—	—	—	—
Health & Welfare
- Medical/COBRA					$40,224	$40,224
- Dental/COBRA					$2,536	$2,536
Totals	$468,000	$468,000	$2,134,667	$2,134,667	$3,099,427	$3,689,427
_______________

(1)	Given the Bankruptcy Filing, we deemed our equity value to be de minimis as of December 31, 2013.

Ms. Doré has entered into an employment agreement that provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances.

1.	In the event of Ms. Doré's voluntary resignation without good reason or termination with cause:

a.	accrued but unpaid base salary and unused vacation earned through the date of termination;

b.	accrued but unpaid annual bonus earned under the EAIP for the previously completed year;

c.	unreimbursed business expenses; and

d.	payment of employee benefits, including equity compensation, if any, to which Ms. Doré may be entitled.

2.	In the event of Ms. Doré's death or disability:

a.	a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	the amount of the 2010 Non-Executive Award earned in 2012 and 2013;

c.	the pro-rata 2015 LTI Award earned prior to the date of termination;

d.	the pro-rata Additional 2015 LTI Award earned prior to the date of termination;

e.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination; and

f.	payment of employee benefits, including equity compensation, if any, to which Ms. Doré may be entitled.

3.	In the event of Ms. Doré's termination without cause or resignation for good reason:

a.	a lump sum payment equal to (i) two times her annualized base salary and (ii) a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	the pro-rata Additional 2015 LTI Award earned prior to the date of termination

d.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination;

e.	payment of employee benefits, including equity compensation, if any, to which Ms. Doré may be entitled; and

f.	certain continuing health care and company benefits.

4.	In the event of Ms. Doré's termination without cause or resignation for good reason within 24 months following a change in control of EFH Corp.:

a.	a lump sum payment equal to two times the sum of (i) her annualized base salary and (ii) her annual bonus target under the EAIP;

b.	the amount of the 2010 Non-Executive Award earned in 2012 and 2013;

c.	the pro-rata 2015 LTI Award earned prior to the date of termination;

d.	the pro-rata Additional 2015 LTI Award earned prior to the date of termination;

e.	all Exchange RSUs;

f.	all Annual RSUs;

g.	payment of employee benefits, including equity compensation, if any, to which Ms. Doré may be entitled; and

h.	certain continuing health care and company benefits.

5. Mr. McFarland

Potential Payments to Mr. McFarland upon Termination as of December 31, 2013 (per employment agreement and restricted stock unit agreements, each in effect as of December 31, 2013)

Benefit	Voluntary	For Cause	Death	Disability	Without Cause Or For Good Reason	Without Cause Or For Good Reason In Connection With Change in Control
Cash Severance					$1,923,750	$2,497,500
EAIP	$734,400	$734,400	$734,400	$734,400
2015 LTI Award:			$2,000,000	$2,000,000	$2,000,000	$2,000,000
LTI Equity Incentive Award(1):
- Annual RSUs			—	—	—	—
- Exchange RSUs			—	—	—	—
Health & Welfare
- Medical/COBRA					$40,224	$40,224
- Dental/COBRA					$2,536	$2,536
Totals	$734,400	$734,400	$2,734,400	$2,734,400	$3,966,510	$4,540,260
_______________

(1)	Given the Bankruptcy Filing, we deemed our equity value to be de minimis as of December 31, 2013.

Mr. McFarland entered into an employment agreement that provides for certain payments and benefits upon the expiration or termination of the agreement under the following circumstances:

1.	In the event of Mr. McFarland's voluntary resignation without good reason or termination with cause:

a.	accrued but unpaid base salary and unused vacation earned through the date of termination;

b.	accrued but unpaid annual bonus earned under the EAIP for the previously completed year;

c.	unreimbursed business expenses; and

d.	payment of employee benefits, including equity compensation, if any, to which Mr. McFarland may be entitled.

2.	In the event of Mr. McFarland's death or disability:

a.	a prorated annual incentive bonus earned under the EAIP for the year of termination;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination; and

d.	payment of employee benefits, including stock compensation, if any, to which Mr. McFarland may be entitled.

3.	In the event of Mr. McFarland's termination without cause or resignation for good reason:

a.	a lump sum payment equal to (i) two times his annualized base salary, (ii) a prorated annual incentive bonus under the EAIP for the year of termination;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	the pro-rata amount of Exchange RSUs and Annual RSUs earned prior to the date of termination;

d.	payment of employee benefits, including stock compensation, if any, to which Mr. McFarland may be entitled; and

e.	certain continuing health care and company benefits.

4.	In the event of Mr. McFarland's termination without cause or resignation for good reason within 24 months following a change in control of EFH Corp.:

a.	a lump sum payment equal to two times the sum of (i) his annualized base salary and (ii) his annual bonus target under the EAIP ;

b.	the pro-rata 2015 LTI Award earned prior to the date of termination;

c.	all Exchange RSUs;

d.	all Annual RSUs;

e.	payment of employee benefits, including stock compensation, if any, to which Mr. McFarland may be entitled; and

f.	certain continuing health care and company benefits.

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

Director Compensation

The table below sets forth information regarding the aggregate compensation paid to the members of the Board during the year ended December 31, 2013. Directors who are officers of EFH Corp. (other than our Executive Chairman or members of the Sponsor Group (or their respective affiliates) do not receive any fees for service as a director. EFH Corp. reimburses directors for reasonable expenses incurred in connection with their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Arcilia C. Acosta (1)	200,000	100,000	—	300,000
David Bonderman	—	—	—	—
Donald L. Evans (2)	—	—	2,600,000	2,600,000
Thomas D. Ferguson	—	—	—	—
Brandon Freiman	—	—	—	—
Scott Lebovitz	—	—	—	—
Marc S. Lipschultz (3)	—	—	—	—
Michael MacDougall	—	—	—	—
Kenneth Pontarelli	—	—	—	—
William K. Reilly (1)	200,000	100,000	—	300,000
Jonathan D. Smidt	—	—	—	—
Billie I. Williamson (1)(4)	171,667	100,000		271,667
John F. Young	—	—	—	—
Kneeland Youngblood (1)	200,000	100,000	—	300,000
______________

(1)
Mses. Acosta and Williamson and Messrs. Reilly and Youngblood each receive an annual equity award (paid in shares of EFH Corp. common stock) valued at $100,000 (the grant date fair value) for their service as a director, which is fully vested upon grant. The 2013 annual equity award was awarded on March 15, 2013. Given the de minimis value of EFH Corp.'s common stock as of March 2014, the board terminated the annual equity grant that would have been awarded to Mses. Acosta and Williamson or Messrs. Reilly and Youngblood.

(2)
Effective March 6, 2013, we entered into an Employment Agreement with Mr. Evans, pursuant to which Mr. Evans receives an annual base salary of $2,500,000 for his service as Executive Chairman of the Board. Under the terms of the agreement, Mr. Evans also receives a payment by EFH Corp. of (a) $100,000 annually for office expenses and administrative support, (b) up to $200,000 annually in salary payments to a chief of staff, and (c) executive assistant services in Dallas and Midland, Texas. In April 2014, we entered into an Amended and Restated Employment Agreement, with Mr. Evans, effective March 6, 2013, to extend the initial term of his employment from December 31, 2015 to December 31, 2016. We had previously entered into a consulting agreement with Mr. Evans effective January 1, 2012 through March 5, 2013, pursuant to which Mr. Evans received these same fees. At December 31, 2013, Mr. Evans had 2,800,000 vested and 2,200,000 non-vested options to purchase common shares of EFH Corp for $0.50 per share.

(3)	Mr. Lipschultz resigned from the Board effective January 17, 2014.

(4)	Ms. Williamson was elected to the Board in February of 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning stock-based compensation plans as of December 31, 2013. (See Note 16 to Financial Statements.)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(3)	35,967,792	$1.85	32,343,949
Total	35,967,792	$1.85	32,343,949
____________

(1)	Includes 19.6 million restricted stock units issued in exchange for previously issued stock options.

(2)	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

(3)	See Note 16 to Financial Statements for a description of the material features of equity compensation plans.

Beneficial Ownership of Common Stock of Energy Future Holdings Corp.

The following table lists the number of shares of common stock of EFH Corp. beneficially owned by each director and certain executive officers of EFH Corp. and the holders of more than 5% of EFH Corp.'s common stock as of April 1, 2014.

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

Name	Number of Shares Beneficially Owned	Percent of Class
Texas Holdings (1)(2)(3)(4)	1,657,600,000	99.073%
Arcilia C. Acosta (6)	486,029	*
David Bonderman (2)	1,657,600,000	99.073%
Donald L. Evans (7)	3,200,000	*
Thomas D. Ferguson (3)	1,657,600,000	99.073%
Brandon Freiman (5)	—	—%
Scott Lebovitz (3)	1,657,600,000	99.073%
Michael MacDougall (8)	—	—%
Kenneth Pontarelli (3)	1,657,600,000	99.073%
William K. Reilly (9)	616,029	*
Jonathan D. Smidt (5)	—	—%
Billie I. Williamson	250,000	*
John F. Young	1,012,222	*
Kneeland Youngblood (11)	556,029	*
James A. Burke (10)	443,474	*
M. A. McFarland	—	—%
Stacey H. Doré	—	—%
Paul M. Keglevic	—	—%
All directors and current executive officers as a group (19 persons)	1,664,172,783	99.466%
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

(2)
The TPG Funds (as defined below) beneficially own 302,923,439.752 units of Texas Capital, representing 27.01% of the outstanding units, including (i) 271,639,218.931 units held by TPG Partners V, L.P., a Delaware limited partnership ("TPG Partners V"), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership ("TPG GenPar V"), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership ("TPG Holdings"), (ii) 29,999,994.650 units held by TPG Partners IV, L.P., a Delaware limited partnership ("TPG Partners IV"), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 710,942.673 units held by TPG FOF V-A, L.P., a Delaware limited partnership (“TPG FOF A”), whose general partner is TPG GenPar V and (iv) 573,283.498 units held by TPG FOF V-B, L.P., a Delaware limited partnership ("TPG FOF B" and, together with TPG Partners V, TPG Partners IV and TPG FOF A, the "TPG Funds"), whose general partner is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation ("Group Advisors"). David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors and may therefore be deemed to beneficially own the units held by the TPG Funds. David Bonderman is also a manager of Texas Capital. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares of EFH Corp. held by Texas Holdings except to the extent of their pecuniary interest therein. The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

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

(4)
KKR 2006 Fund L.P., KKR PEI Investments, L.P., KKR Partners III, L.P., KKR North American Co-Invest Fund I L.P., KKR Reference Fund Investments L.P. and TEF TFO Co-Invest, LP (collectively, the "KKR Entities") beneficially own 415,473,419.680 units of Texas Capital, representing 37.05% of the outstanding units. The KKR Entities disclaim beneficial ownership of any shares of our common stock in which they do not have a pecuniary interest. KKR & Co. L.P., as the holding company of affiliates that directly or indirectly control the KKR Entities, other than KKR Partners III, LP., may be deemed to share voting and dispositive power with respect to the shares beneficially owned by such KKR Entities, but disclaims beneficial ownership of such shares except to the extent of its pecuniary interest in those shares. As the designated members of KKR Management LLC (which is the general partner of KKR & Co. L.P.) and the managing members of KKR III GP LLC (which is the general partner of KKR Partners III, L.P.), Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the shares beneficially owned by the KKR Entities but disclaim beneficial ownership of such shares except to the extent of their pecuniary interest in those shares. The address of each entity and individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.

(5)
Messrs. Freiman and Smidt are managers of Texas Capital and executives of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Neither Messrs. Freiman nor Smidt have voting or investment power over and each disclaim beneficial ownership of the units held by the KKR Entities and the shares of EFH Corp. held by Texas Holdings, except in each case to the extent of their pecuniary interest. The address of each individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.

(6)	70,000 shares held in a family limited partnership, ACA Family LP.

(7)	Includes 2,800,000 shares issuable upon exercise of vested options.

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

The related person transactions described below were approved prior to the Board's adoption of this policy, but were approved by either the Board or its Executive Committee. Transactions described below under "Related Person Transactions - Transactions with Sponsor Affiliates" are not related person transactions under the EFH Corp. policy because they are not with a director, executive officer, 5% shareholder or any of their immediate family members, but are described in the interest of greater disclosure.

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

Management Services Agreement

In October 2007, in connection with the Merger, the Sponsor Group and Lehman Brothers Inc. entered into a management agreement with EFH Corp. (Management Agreement), pursuant to which affiliates of the Sponsor Group provide management, consulting, financial and other advisory services to EFH Corp. Pursuant to the Management Agreement, affiliates of the Sponsor Group are entitled to receive an aggregate annual management fee of $35 million, which amount increases 2% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the Management Agreement. The Management Agreement will continue in effect from year to year, unless terminated upon a change of control of EFH Corp. or in connection with an initial public offering of EFH Corp. or if the parties thereto mutually agree to terminate the Management Agreement. In addition, the Management Agreement provides that the Sponsor Group will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. Under terms of the Management Agreement, EFH Corp. paid $29 million, inclusive of expenses, to the Sponsor Group during 2013. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period.

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
Sale Participation Agreement

Ms. Acosta and Messrs. Evans, Reilly and Youngblood, each of whom are members of our Board, and Mses. Doré and Kirby and Messrs. Young, Burke, Keglevic, McFarland, and O'Brien, each of whom are executive officers, entered into sale participation agreements with EFH Corp. Pursuant to the terms of these agreements, among other things, shares of EFH Corp.'s common stock held by these individuals are subject to tag-along and drag-along rights in the event of a sale by the Sponsor Group of shares of EFH Corp.'s common stock held by the Sponsor Group.

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

Director Independence

Though not formally considered by the Board because EFH Corp.'s common stock is not currently registered under the Securities Exchange Act of 1934, as amended, with the SEC or traded on any national securities exchange, based upon the listing standards for issuers of equity securities on the New York Stock Exchange (NYSE), the national securities exchange upon which EFH Corp.'s common stock was traded prior to the Merger, only Mses. Acosta and Williamson and Mr. Youngblood would be considered independent. Because of their relationships with the Sponsor Group or with EFH Corp. directly, none of the other directors would be considered independent under the NYSE listing standards for issuers of equity securities. See "Certain Relationships and Related Party Transactions" and Item 11, "Executive Compensation - Director Compensation." Accordingly, we believe that Ms. Acosta is the only member of the Organization and Compensation Committee who would meet the NYSE's independence requirements for issuers of equity securities. Under the NYSE's audit committee independence requirement for issuers of debt securities, Mses. Acosta and Williamson and Mr. Youngblood, who constitute the Audit Committee, are considered independent.

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

The Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (Deloitte & Touche) for EFH Corp. in 2013 were preapproved by the Audit Committee.

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

For the years ended December 31, 2013 and 2012, fees billed (in US dollars) to EFH Corp. by Deloitte & Touche were as follows:

	2013	2012
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements, provide comfort letters and consents	$6,180,000	$6,449,000
Audit-Related Fees. Fees for services including due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	475,000	628,000
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation assistance and training services	8,000	256,000
Total	$6,663,000	$7,333,000

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Schedule I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ENERGY FUTURE HOLDINGS CORP. (PARENT) SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF INCOME (LOSS) (Millions of Dollars)

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative expenses	$(45)	$(25)	$(26)
Other income	568	1	10
Other deductions	(646)	(1)	(14)
Interest income	132	164	132
Interest expense and related charges	(411)	(1,115)	(1,114)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(402)	(976)	(1,012)
Income tax benefit	141	340	341
Equity in losses of consolidated subsidiaries (net of tax)	(2,399)	(2,994)	(1,528)
Equity in earnings of unconsolidated subsidiaries (net of tax)	335	270	286
Net loss	(2,325)	(3,360)	(1,913)
Net loss attributable to noncontrolling interests	107	—	—
Net loss attributable to EFH Corp. (parent)	$(2,218)	$(3,360)	$(1,913)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Millions of Dollars)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(2,325)	$(3,360)	$(1,913)
Other comprehensive income (loss) (net of tax benefit (expense) of $9, $(94) and $(21))	(16)	175	41
Comprehensive loss	(2,341)	(3,185)	(1,872)
Comprehensive loss attributable to noncontrolling interests	107	—	—
Comprehensive loss attributable to EFH Corp. (parent)	$(2,234)	$(3,185)	$(1,872)
See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. (PARENT) SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF CASH FLOWS (Millions of Dollars)

	Year Ended December 31,
	2013	2012	2011
Cash flows — operating activities
Net loss	$(2,325)	$(3,360)	$(1,913)
Adjustments to reconcile net loss to cash provided by (used in)operating activities:
Equity in losses of consolidated subsidiaries	2,399	2,994	1,528
Equity in earnings of unconsolidated subsidiaries	(335)	(270)	(286)
Deferred income tax expense (benefit) — net	10	(235)	(218)
Income tax benefit due to IRS audit resolutions	(132)	—	—
Gain on debt exchanges	(566)	—	—
Interest expense on toggle notes payable in additional principal	—	334	361
Impairment of investment in debt of affiliates	70	27	53
Reserve recorded for intercompany notes receivable	642	—	—
Amortization of debt related costs	36	48	52
Debt extinguishment gains	—	—	(3)
Charges related to pension plan actions	—	1	—
Other, net	2	(4)	9
Changes in operating assets and liabilities:
Other – net assets	100	94	—
Other – net liabilities	(75)	(68)	(50)
Cash used in operating activities	(174)	(439)	(467)
Cash flows — financing activities
Repayments/repurchases of debt	—	—	(5)
Distributions received from subsidiaries	690	950	—
Change in notes/advances — affiliate	(622)	(871)	(292)
Other, net	(5)	—	(16)
Cash provided by (used in) financing activities	63	79	(313)
Cash flows — investing activities
Investment in affiliate debt	—	—	(15)
Other, net	9	—	11
Cash provided by (used in) investing activities	9	—	(4)
Net change in cash and cash equivalents	(102)	(360)	(784)
Cash and cash equivalents — beginning balance	299	659	1,443
Cash and cash equivalents — ending balance	$197	$299	$659

See Notes to Financial Statements.

ENERGY FUTURE HOLDINGS CORP. (PARENT) SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED BALANCE SHEETS (Millions of Dollars)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$197	$299
Trade accounts receivable — net	9	13
Income taxes receivable — net	—	60
Accounts receivable from affiliates	9	222
Notes receivable from affiliates	—	212
Commodity and other derivative contractual assets	67	132
Other current assets	1	2
Total current assets	283	940
Receivables from unconsolidated subsidiary	838	825
Equity investment in consolidated subsidiaries	—	(2,339)
Investment in debt of subsidiaries	32	92
Other investments	59	55
Notes receivable from affiliates	—	20
Accumulated deferred income taxes	—	970
Other noncurrent assets	7	70
Total assets	$1,219	$633
LIABILITIES AND EQUITY
Current liabilities:
Notes, loans and other debt	$1,565	$—
Notes/advances from affiliates	—	315
Trade accounts payable	2	2
Notes payable to affiliates	—	698
Commodity and other derivative contractual liabilities	80	150
Accumulated deferred income taxes	12	3
Accrued interest	25	172
Accrued taxes	59	—
Other current liabilities	14	5
Total current liabilities	1,757	1,345
Accumulated deferred income taxes	411	—
Notes or other liabilities due affiliates/unconsolidated subsidiary	—	1,282
Long-term debt, less amounts due currently	—	7,895
Other noncurrent liabilities and deferred credits	1,097	1,136
Total liabilities	3,265	11,658
Equity investment in consolidated subsidiaries	11,210	—
Shareholders' equity	(13,256)	(11,025)
Total equity	(2,046)	(11,025)
Total liabilities and equity	$1,219	$633
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

2.	INVESTMENT IN DEBT OF SUBSIDIARY

As a result of debt exchanges and purchases in 2009 through 2011, EFH Corp. (Parent) holds debt securities of TCEH with carrying values totaling $32 million and $92 million at December 31, 2013 and 2012, respectively, reported as investment in debt of subsidiaries.

As of December 31, 2013 and 2012, all of these debt securities are classified as available-for-sale. In accordance with accounting guidance for investments classified as available-for-sale, at December 31, 2013 the securities are recorded at fair value and unrealized gains or losses are recorded in other comprehensive income unless such losses are other than temporary, in which case they are reported as impairments. The principal amounts, coupon rates, maturities and carrying value are as follows:

	December 31, 2013		December 31, 2012
	Principal Amount	Carrying Value (a)	Principal Amount	Carrying Value (a)
Available-for-sale securities:
TCEH 4.730% Term Loan Facilities maturing October 10, 2017 (b)	$19	$13	$19	$12
TCEH 10.25% Fixed Senior Notes due November 1, 2015 (both periods include $102 million principal amount of Series B Notes)	284	19	284	80
Total available-for-sale securities	$303	$32	$303	$92
_____________

(a)	Carrying value equals fair value.

(b)	Interest rates in effect at December 31, 2013.

Impairments — In 2013, 2012 and 2011, we deemed the declines in value of the TCEH securities were other than temporary and recorded impairments totaling $70 million, $27 million and $53 million, respectively, as reductions of interest income. We considered that the securities were in a loss position for more than 12 months and that declines in natural gas prices and other corresponding effects on the profitability and cash flows of TCEH (which has below investment grade credit ratings) were unlikely to reverse in the near term. As a result of the impairments, no cumulative unrealized losses were recorded in accumulated other comprehensive income at December 31, 2013, 2012 and 2011.

Interest income recorded on these investments was as follows:

	Year Ended December 31,
	2013	2012	2011
Available-for-sale securities:
Interest received/accrued	$30	$30	$26
Accretion of purchase discount	—	1	2
Impairments related to issuer credit	(70)	(27)	(53)
Total interest income	$(40)	$4	$(25)

We determine value under the fair value hierarchy established in accounting standards. Under the fair value hierarchy, Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. The fair value of our investment in debt of subsidiaries is estimated at the lesser of either the call price or the market value as determined by broker quotes and quoted market prices for similar securities in active markets. For the periods presented, the fair values of our investment in debt of subsidiaries represent Level 2 valuations.

Pursuant to the terms of the Restructuring Support Agreement, the TCEH debt securities held by EFH Corp. are expected to be cancelled in connection with the Restructuring Plan, except for the TCEH 4.730% Term Loan Facilities.

3.	AFFILIATE BALANCES

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Prior to December 31, 2013, EFH Corp. (Parent) had entered into certain transactions with its subsidiaries that upon the Bankruptcy Filing resulted in unsecured prepetition liabilities on the part of the subsidiaries that are subject to settlement under a Chapter 11 plan. Because of the significant uncertainty regarding the ultimate settlement of these amounts, in the fourth quarter 2013 EFH Corp. (Parent) fully reserved the following affiliate receivables:

•
The net income tax receivable from TCEH was fully reserved, resulting in a charge of $534 million, reported in other deductions. The receivable arose from a Federal and State Income Tax Allocation Agreement, which provides, among other things, that each of EFCH, EFIH, TCEH and other subsidiaries under the agreement is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

•
The demand note receivable from EFCH was fully reserved, resulting in a charge of $103 million reported in other deductions. The receivable arose from borrowings by EFCH to repay certain outstanding debt as it became due.

•
The interest receivable from TCEH was fully reserved, resulting in a charge of $5 million reported in other deductions. The receivable represented accrued interest related to the EFH Corp.'s holdings of TCEH debt securities.

In addition, in the fourth quarter 2013, EFH Corp. (Parent) determined that the likelihood that receivables and payables with certain of its direct subsidiaries would be cash settled is remote. As such $899 million of corporate affiliate receivables and $1.350 billion of corporate affiliate payables were reclassified to equity investment in consolidated subsidiaries. Substantially all of the affiliates represent discontinued operations and are no longer active.

4.	GUARANTEES

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

Assumption of Indebtedness — In 1990, EFCH purchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation facilities and assumed the co-op's indebtedness to the US government related to the co-op's investment in the facilities (without the co-op being released from its obligations under such indebtedness). EFCH is making principal and interest payments in an amount sufficient to satisfy the co-op's requirements under the indebtedness. In the event that payments on the indebtedness are not made in a timely manner, the US government would be entitled to enforce the payment of the debt against EFCH. At December 31, 2013, the balance of the indebtedness on EFCH's balance sheet was $63 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities. EFH Corp. (Parent) has guaranteed EFCH's obligation under this agreement.

5.	DIVIDEND RESTRICTIONS

The indenture governing the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes includes covenants that, among other things and subject to certain exceptions, has restricted our ability to pay dividends or make other distributions in respect of our common stock. Accordingly, our net income has been restricted from being used to make distributions on our common stock unless such distributions were expressly permitted under these indentures and/or on a pro forma basis, after giving effect to such distribution, EFH Corp. (Parent)'s consolidated leverage ratio was equal to or less than 7.0 to 1.0. For purposes of this calculation, "consolidated leverage ratio" is defined as the ratio of consolidated total debt (as defined in the indenture) to Adjusted EBITDA, in each case, consolidated with its subsidiaries other than Oncor Holdings and its subsidiaries. EFH Corp. (Parent)'s consolidated leverage ratio was 12.4 to 1.0 at December 31, 2013.

The indentures governing the EFIH Notes generally restricted EFIH from making any cash distribution to EFH Corp. for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such dividend, EFIH's consolidated leverage ratio was equal to or less than 6.0 to 1.0. Under the indentures governing the EFIH Notes, the term "consolidated leverage ratio" is defined as the ratio of EFIH's consolidated total debt (as defined in the indentures) to EFIH's Adjusted EBITDA on a consolidated basis (including Oncor's Adjusted EBITDA). EFIH's consolidated leverage ratio was 7.5 to 1.0 at December 31, 2013. In addition, the EFIH Notes generally restricted EFIH's ability to make distributions or loans to EFH Corp., unless such distributions or loans were expressly permitted under the indentures governing the EFIH Notes.

The TCEH Senior Secured Facilities generally restricted TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on our common stock unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At December 31, 2013, the ratio was 10.6 to 1.0.

In addition, the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes, TCEH Senior Secured Notes and TCEH Senior Secured Second Lien Notes generally restricted TCEH's ability to make distributions or loans to any of its parent companies, EFCH and EFH Corp., unless such distributions or loans were expressly permitted under the TCEH Senior Secured Facilities and the indentures governing such notes.

Under applicable law, we were also prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or we would be insolvent.

EFH Corp. (Parent) has not declared or paid any dividends since the Merger.

EFH Corp. (Parent) received dividends from its consolidated subsidiaries totaling $690 million and $950 million for the years ended December 31, 2013 and 2012, respectively. EFH Corp. (Parent) received no dividends from its consolidated subsidiaries in the year ended December 31, 2011.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012	2011
Cash payments (receipts) related to:
Interest paid	$525	$675	$1,097
Income taxes	(224)	(227)	(91)
Noncash investing and financing activities:
Debt exchange transactions	—	—	12
Principal amount of toggle notes issued in lieu of cash	—	398	355

(b) Oncor Holdings Financial Statements are presented pursuant to Rule 3–09 of Regulation S-X as Exhibit 99(e).

(c) Exhibits:
EFH Corp. Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2013

Exhibits	Previously Filed* With File Number	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2(a)	1-12833 Form 8-K (filed February 26, 2007)	2.1	—
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
Supplemental Indenture, dated July 1, 2010, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series P due 2014).

4(c)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(f)	—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series P due 2014).

4(d)	1-12833 Form 10-K (2004) (filed March 16, 2005)	4(q)	—	Officers’ Certificate, dated November 26, 2004, establishing the form and certain terms of Energy Future Holdings Corp.’s 5.55% Series P Senior Notes due 2014.

4(e)	1-12833 Form 10-K (2010) (filed February 18, 2011)	4(d)	—
Indenture (For Unsecured Debt Securities Series Q), dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee. Energy Future Holdings Corp.’s Indentures for its Series R Senior Notes are not filed as it is substantially similar to this Indenture.

4(f)	1-12833 Form 10-K (2004) (filed March 16, 2005)	4(r)	—	Officer’s Certificate, dated November 26, 2004, establishing the form and certain terms of Energy Future Holdings Corp.’s 6.50% Series Q Senior Notes due 2024.

4(g)	1-12833 Form 8-K (filed December 5, 2012)	4.3	—
Supplemental Indenture, dated December 5, 2012, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series Q due 2024).

4(h)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(g)	—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series Q due 2024).

Exhibits	Previously Filed* With File Number	As Exhibit
4(i)	1-12833 Form 10-K (2004) (filed March 16, 2005)	4(s)	—	Officer’s Certificate, dated November 26, 2004, establishing the form and certain terms of Energy Future Holdings Corp.’s 6.55% Series R Senior Notes due 2034.

4(j)	1-12833 Form 8-K (filed December 5, 2012)	4.4	—
Supplemental Indenture, dated December 5, 2012, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series R due 2034).

4(k)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(h)	—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 1, 2004, between Energy Future Holdings Corp. and The Bank of New York Mellon, as trustee (For Unsecured Debt Securities Series R due 2034).

4(l)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—
Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon, as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

4(m)	1-12833 Form 10-K (2009) (filed February 19, 2010)	4(f)	—	Supplemental Indenture, dated July 8, 2008, to Indenture, dated October 31, 2007.

4(n)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—	Second Supplemental Indenture, dated August 3, 2009, to Indenture, dated October 31, 2007.

4(o)	1-12833 Form 8-K (filed July 30, 2010)	99.1	—	Third Supplemental Indenture, dated July 29, 2010, to Indenture, dated October 31, 2007.

4(p)	1-12833 Form 10-Q (Quarter ended September 30, 2011) (filed October 28, 2011)	4(b)	—	Fourth Supplemental Indenture, dated October 18, 2011, to Indenture dated October 31, 2007.

4(q)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(a)	—
Fifth Supplemental Indenture, dated April 15, 2013, to the Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

4(r)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—
Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(s)	1-12833 Form 8-K (January 30, 2013)	4.1	—
Supplemental Indenture, dated January 25, 2013, to the Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(t)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(c)	—
Second Supplemental Indenture, dated April 15, 2013, to the Indenture, dated November 16, 2009, among Energy Future Holdings Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(u)	333-171253 Form S-4 (filed January 24, 2011)	4(k)	—
Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

Exhibits	Previously Filed* With File Number	As Exhibit
4(v)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—
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

4(bb)	333-171253 Form S-4 (filed January 24, 2011)	4(r)	—
Seventh Supplemental Indenture, dated July 7, 2010, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(cc)	1-12833 Form 8-K (January 30, 2013)	4.2	—
Eighth Supplemental Indenture, dated January 25, 2013, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(dd)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(e)	—
Ninth Supplemental Indenture, dated April 15, 2013, to the Indenture, dated January 12, 2010, among Energy Future Holdings Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

Oncor Electric Delivery Company LLC

4(ee)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as trustee.

4(ff)	1-12833 Form 8-K (filed October 31, 2005)	10.1	—	Supplemental Indenture No. 1, dated October 25, 2005, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon.

4(gg)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(b)	—	Supplemental Indenture No. 2, dated May 15, 2008, to Indenture and Deed of Trust, dated as of May 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon.

Exhibits	Previously Filed* With File Number	As Exhibit
4(hh)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2012 and 7.000% Senior Notes due 2032.

4(ii)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York Mellon, as trustee.

4(jj)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(c)	—	Supplemental Indenture No. 1, dated May 15, 2008, to Indenture and Deed of Trust, dated August 1, 2002, between Oncor Electric Delivery Company LLC and The Bank of New York.

4(kk)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 5% Debentures due 2007 and 7% Debentures due 2022.

4(ll)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 6.375% Senior Notes due 2015 and 7.250% Senior Notes due 2023.

4(mm)	333-100240 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	4(a)	—
Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008, by Oncor Electric Delivery Company LLC, as grantor, to and for the benefit of, The Bank of New York Mellon Trust, as collateral agent and trustee.

4(nn)	333-100240 Form 10-K (2008) (filed March 2, 2009)	4(n)	—	First Amendment, dated March 2, 2009, to Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008.

4(oo)	333-100240 Form 8-K (filed September 3, 2010)	10.1	—	Second Amendment, dated September 3, 2010, to Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008.

4(pp)	333-100240 Form 8-K (filed November 15, 2011)	10.1	—	Third Amendment, dated November 10, 2011, to Deed of Trust, Security Agreement and Fixture Filing, dated May 15, 2008.

4(qq)	333-100242 Form 8-K (filed September 9, 2008)	4.1	—
Officer’s Certificate, dated September 8, 2008, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 5.95% Senior Secured Notes due 2013, 6.80% Senior Secured Notes due 2018 and 7.50% Senior Secured Notes due 2038.

4(rr)	333-100240 Form 8-K (filed September 16, 2010)	4.1	—	Officer’s Certificate, dated September 13, 2010, establishing the form and certain terms of Oncor Electric Delivery Company LLC’s 5.25% Senior Secured Notes due 2040.

4(ss)	333-100240 Form 8-K (filed October 12, 2010)	4.1	—
Officer's Certificate, dated October 8, 2010, establishing the form and certain terms of Oncor Electric Delivery Company LLC's 5.00% Senior Secured Notes due 2017 and 5.75% Senior Secured Notes due 2020.

4(tt)	333-100240 Form 8-K (filed November 23, 2011)	4.1	—	Officer's Certificate, dated November 23, 2011, establishing the terms of Oncor's 4.55% Senior Secured Notes due 2041.

4(uu)	333-100240 Form 8-K (filed November 23, 2011)	4.2	—	Registration Rights Agreement, dated November 23, 2011, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor's 4.55% Senior Secured Notes due 2041.

4(vv)	333-100240 Form 8-K (filed May 18, 2012)	4.1	—	Officer's Certificate, dated May 18, 2012, establishing the terms of Oncor's 4.10% Senior Secured Notes due 2022 and 5.30% Senior Secured Notes due 2042.

Exhibits	Previously Filed* With File Number	As Exhibit
4(ww)	333-100240 Form 8-K (filed May 18, 2012)	4.2	—
Registration Rights Agreement, dated May 18, 2012, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of Oncor's 4.10% Senior Secured Notes due 2022 and 5.30% Senior Secured Notes due 2042.

4(xx)	333-100240 Form 8-K (filed May 13, 2013)	4.1	—	Registration Rights Agreement, dated May 13, 2013, among Oncor Electric Delivery Company LLC and the representatives of the initial purchasers of the addition 4.55% Senior Secure Notes due 2041.

	Texas Competitive Electric Holdings Company LLC

4(yy)	333-108876 Form 8-K (filed October 31, 2007)	4.2	—
Indenture, dated October 31, 2007, among Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.25% Senior Notes due 2015.

4(zz)	1-12833 Form 8-K (filed December 12, 2007)	4.1	—
First Supplemental Indenture, dated December 6, 2007, to Indenture, dated October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

4(aaa)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(b)	—
Second Supplemental Indenture, dated August 3, 2009, to Indenture, dated October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

4(bbb)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(i)	—
Third Supplemental Indenture, dated January 11, 2013, to the Indenture dated October 31, 2007, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

4(ccc)			—
Fourth Supplemental Indenture, dated February 24, 2014, to the Indenture dated October 31, 2007, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

4(ddd)	1-12833 Form 8-K (filed October 8, 2010)	4.1	—
Indenture, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 15% Senior Secured Second Lien Notes due 2021.

4(eee)	1-12833 Form 8-K (filed October 26, 2010)	4.1	—	First Supplemental Indenture, dated October 20, 2010, to the Indenture, dated October 6, 2010.

4(fff)	1-12833 Form 8-K (filed November 17, 2010)	4.1	—	Second Supplemental Indenture, dated November 15, 2010, to the Indenture, dated October 6, 2010.

4(ggg)	1-12833 Form 10-Q (Quarter ended September 30, 2011) (filed October 28, 2011)	4(a)	—	Third Supplemental Indenture, dated as of September 26, 2011, to the Indenture, dated October 6, 2010.

Exhibits	Previously Filed* With File Number	As Exhibit
4(hhh)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(k)	—
Fourth Supplemental Indenture, dated January 11, 2013, to the Indenture dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021, Series B.

4(iii)			—
Fifth Supplemental Indenture, dated February 24, 2014, to the Indenture dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021, Series B.

4(jjj)	1-12833 Form 8-K (filed October 8, 2010)	4.3	—
Second Lien Pledge Agreement, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the second lien secured parties.

4(kkk)	1-12833 Form 8-K (filed October 8, 2010)	4.4	—
Second Lien Security Agreement, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the subsidiary guarantors named therein and The Bank Of New York Mellon Trust Company, N.A., as collateral agent and as the initial second priority representative for the benefit of the second lien secured parties.

4(lll)	1-12833 Form 8-K (filed October 8, 2010)	4.5	—
Second Lien Intercreditor Agreement, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the subsidiary guarantors named therein, Citibank, N.A., as collateral agent for the senior collateral agent and the administrative agent, The Bank of New York Mellon Trust Company, N.A., as the initial second priority representative.

4(mmm)	1-12833 Form 10-K (2010) (filed February 18, 2011)	4(aaa)	—
Form of Second Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as trustee, for the benefit of The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Initial Second Priority Representative for the benefit of the Second Lien Secured Parties, as Beneficiary.

4(nnn)	1-12833 Form 8-K (filed April 20, 2011)	4.1	—
Indenture, dated as of April 19, 2011, among Texas Competitive Electric Holdings Company LLC, TCEH Finance Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.5% Senior Secured Notes due 2020.

4(ooo)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(j)	—
Supplemental Indenture, dated January 11, 2013, to the Indenture dated April 19, 2011, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.5% Senior Secured Notes due 2020.

4(ppp)			—
Second Supplemental Indenture, dated February 24, 2014, to the Indenture dated April 19, 2011, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.5% Senior Secured Notes due 2020.

4(qqq)	1-12833 Form 8-K (filed April 20, 2011)	4.2	—
Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Fling to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Collateral Agent for the benefit of the Holders of the 11.5% Senior Secured Notes due 2020, as Beneficiary.

Exhibits	Previously Filed* With File Number	As Exhibit
4(rrr)	1-12833 Form 8-K (filed April 20, 2011)	4.3	—
Form of Deed of Trust and Security Agreement to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Collateral Agent for the benefit of the Holders of the 11.5% Senior Secured Notes dues 2020, as Beneficiary.

4(sss)	1-12833 Form 8-K (filed April 20, 2011)	4.4	—
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

	Energy Future Intermediate Holding Company LLC

4(ttt)	1-12833 Form 8-K (filed November 20, 2009)	4.2	—
Indenture, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(uuu)	1-12833 Form 8-K (filed January 30, 2013)	4.3	—
Supplemental Indenture, dated January 25, 2013, to the indenture, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(vvv)	1-12833 Form 8-K (filed August 18, 2010)	4.1	—
Indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(www)	1-12833 Form 8-K (filed January 30, 2013)	4.4	—
First Supplemental Indenture, dated January 29, 2013, to the indenture, dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(xxx)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	4(n)	—
Second Supplemental Indenture, dated March 21, 2013, to the Indenture dated August 17, 2010, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(yyy)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(e)	—
Indenture, dated as of April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11% Senior Secured Second Lien Notes due 2021.

4(zzz)	1-12833 Form 8-K (filed February 7, 2012)	4.1	—
First Supplemental Indenture, dated February 6, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(aaaa)	1-12833 Form 8-K (filed February 29, 2012)	4.1	—
Second Supplemental Indenture, dated February 28, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

4(bbbb)	1-12833 Form 10-Q (Quarter ended June 30, 2012) (filed July 31, 2012)	4(a)	—
Third Supplemental Indenture, dated May 31, 2012, to the indenture dated April 25, 2011, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 11.750% Senior Secured Second Lien Notes due 2022.

Exhibits	Previously Filed* With File Number	As Exhibit
4(cccc)	1-12833 Form 8-K (filed August 17, 2012)	4.2	—
Fourth Supplemental Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.75% Senior Secured Second Lien Notes due 2022.

4(dddd)	1-12833 Form 8-K (filed August 17, 2012)	4.1	—
Indenture, dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(eeee)	1-12833 Form 8-K (filed October 24, 2012)	4.1	—
First Supplemental Indenture, dated October 23, 2012, to the indenture dated August 14, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.875% Senior Secured Notes due 2017.

4(ffff)	1-12833 Form 8-K (filed December 5, 2012)	4.1	—
Indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(gggg)	1-12833 Form 8-K (filed December 21, 2012)	4.1	—
First Supplemental Indenture, dated December 19, 2012, to the indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(hhhh)	1-12833 Form 8-K (filed January 30, 2013)	4.5	—
Second Supplemental Indenture, dated January 29, 2013, to the indenture dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(iiii)	1-12833 Form 10-K (2012) (filed February 19, 2013)	4(uuu)	—
Third Supplemental Indenture, dated January 30, 2013, to the indenture, dated December 5, 2012, among Energy Future Intermediate Holding Company LLC, EFIH Finance Inc., and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.25%/12.25% Senior Toggle Notes due 2018.

4(jjjj)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	4(f)	—	Junior Lien Pledge Agreement, dated as of April 25, 2011, from Energy Future Intermediate Holding Company LLC, as pledgor, to The Bank of New York Mellon Trust Company, N.A., as collateral trustee.

(10)	Material Contracts

	Management Contracts; Compensatory Plans, Contracts and Arrangements

10(a)	1-12833 Form 8-K (filed May 23, 2005)	10.6	—	Energy Future Holdings Corp. Executive Change in Control Policy effective May 20, 2005.

10(b)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(p)	—	Amendment to the Energy Future Holdings Corp. Executive Change in Control Policy, dated December 23, 2008.

10(c)	1-12833 Form 10-K (2010) (filed February 18, 2011)	10(e)	—	Amendment to the Energy Future Holdings Corp. Executive Change in Control Policy, dated December 20, 2010.

10(d)	1-12833 Form 8-K (filed May 23, 2005)	10.7	—	Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Plan Description.

Exhibits	Previously Filed* With File Number	As Exhibit
10(e)	333-153529 Amendment No. 2 to Form S-4 (filed December 23, 2008)	10(n)	—	Amendment to the Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Plan Description, dated December 23, 2008.

10(f)	1-12833 Form 10-K (2010) (filed February 18, 2011)	10(f)	—	Amendment to the Energy Future Holdings Corp. 2005 Executive Severance Plan and Summary Plan Description, dated December 10, 2010.

10(g)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(a)	—	2007 Stock Incentive Plan for Key Employees of Energy Future Holdings Corp. and its affiliates.

10(h)	1-12833 Form 10-K (2009) (filed February 19, 2010)	10(ii)	—	Amendment No. 1 to the 2007 Stock Incentive Plan for Key Employees of Energy Future Holdings Corp. and its Affiliates, dated July 14, 2009, effective as of December 23, 2008.

10(i)	1-12833 Form 10-K (2010) (filed February 18, 2011)	10(i)	—	EFH Executive Annual Incentive Plan, effective as of January 1, 2010.

10(j)	1-12833 Form 10-K (2008) (filed March 3, 2009)	10(q)	—	EFH Second Supplemental Retirement Plan, effective as of October 10, 2007.

10(k)	1-12833 Form 10-K (2009) (filed February 19, 2010)	10(ee)	—	Amendment to EFH Second Supplemental Retirement Plan, dated July 31, 2009.

10(l)	1-12833 Form 10-K (2010) (filed February 18, 2011)	10(l)	—	Second Amendment to EFH Second Supplemental Retirement Plan, dated April 9, 2010 with effect as of January 1, 2010.

10(m)	1-12833 Form 10-K (2010) (filed February 18, 2011)	10(m)	—	Third Amendment to EFH Second Supplemental Retirement Plan, dated April 21, 2010 with effect as of January 1, 2010.

10(n)	1-12833 Form 10-K (2011) (filed February 21, 2012)	10(n)	—	Fourth Amendment to EFH Second Supplemental Retirement Plan, dated June 17, 2011.

10(o)	1-12833 Form 10-K (2009) (filed February 19, 2010)	10(dd)	—	EFH Salary Deferral Program, effective January 1, 2010.

10(p)	1-12833 Form 10-K (2010) (filed February 18, 2011)	10(o)	—	Amendment to EFH Salary Deferral Program, effective January 20, 2011.

10(q)	1-12833 Form 10-K (2011) (filed February 21, 2012)	10(q)	—	Second Amendment to EFH Salary Deferral Program, dated June 17, 2011.

10(r)	1-12833 Form 10-Q (Quarter ended September 30, 2012) (filed October 30, 2012)	10(a)	—	Third Amendment to the EFH Salary Deferral Program, effective September 20, 2012.

10(s)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(b)	—	Registration Rights Agreement, dated October 10, 2007, among Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp. and the stockholders party thereto.

10(t)	1-12833 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	10(a)	—	Form of Stockholder’s Agreement (for Directors) among Energy Future Holdings Corp., Texas Energy Future Holdings Limited Partnership and the stockholder party thereto.

Exhibits	Previously Filed* With File Number	As Exhibit
10(u)	1-12833 Form 10-Q (Quarter ended March 31, 2008) (filed May 15, 2008)	10(b)	—	Form of Sale Participation Agreement (for Directors) between Texas Energy Future Holdings Limited Partnership and the stockholder party hereto.

10(v)	1-12833 Form 10-Q (Quarter ended June 30, 2008) (filed August 14, 2008)	10(f)	—	Form of Management Stockholder’s Agreement (For Executive Officers) among Energy Future Holdings Corp., Texas Energy Future Holdings Limited Partnership and the stockholder party thereto.

10(w)	1-12833 Form 10-Q (Quarter ended June 30, 2008) (filed August 14, 2008)	10(g)	—	Form of Sale Participation Agreement (For Executive Officers) between Texas Energy Future Holdings Limited Partnership and the stockholder party thereto.

10(x)	1-12833 Form 10-K (2009) (filed February 19, 2010)	10(m)	—	Form of Amended and Restated Non-Qualified Stock Option Agreement (For Executive Officers) between Energy Future Holdings Corp. and the optionee thereto.

10(y)	1-12833 Form 10-Q (Quarter ended September 30, 2011) (filed October 28, 2011)	10(i)	—	Form of Restricted Stock Unit Agreement between Energy Future Holdings Corp. and the stockholder party thereto.

10(z)	1-12833 Form 10-K (2011) (filed February 21, 2012)	10(y)	—	EFH Corp. Retention Award Plan (For Key Employees), effective December 20, 2011.

10(aa)	1-12833 Form 10-K (2011) (filed February 21, 2012)	10(z)	—	Form of Participation Agreement (For Key Employees) between Energy Future Holdings Corp. and the participant party thereto.

10(bb)			—	Energy Future Holdings Corp. Non-Employee Director Compensation Arrangements.

10(cc)			—	Amended and Restate Employment Agreement, dated April 23, 2014, between Energy Future Holdings Corp. and Donald L. Evans.

10(dd)			—	Amended and Restated Employment Agreement, dated March 31, 2014, between Energy Future Holdings Corp. and John Young.

10(ee)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(r)	—	Management Stockholder’s Agreement, dated February 1, 2008, among Energy Future Holdings Corp., Texas Energy Future Holdings Limited Partnership and John Young.

10(ff)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(s)	—	Sale Participation Agreement, dated February 1, 2008, between Texas Energy Future Holdings Limited Partnership and John F. Young.

10(gg)				Amended and Restated Employment Agreement, dated March 31, 2014, between EFH Corporate Services Company, Energy Future Holdings Corp. and Paul Keglevic.

10(hh)				Amended and Restated Employment Agreement, dated March 31, 2014, between TXU Energy Retail Company LLC, Energy Future Holdings Corp. and James A. Burke.

10(ii)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ff)	—
Additional Payment Agreement, dated October 10, 2007, among Energy Future Holdings Corp., Texas Energy Future Holdings Limited Partnership, Texas Competitive Electric Holdings Company LLC and James Burke.

10(jj)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(nn)	—	Deferred Share Agreement, dated October 9, 2007, between Texas Energy Future Holdings Limited Partnership and James Burke.

Exhibits	Previously Filed* With File Number	As Exhibit
10(kk)				Amended and Restated Employment Agreement, dated March 31, 2014, between Luminant Holding Company LLC, Energy Future Holdings Corp. and Mark Allen McFarland.

10(ll)				Amended and Restated Employment Agreement, dated March 31, 2014, between EFH Corporate Services Company, Energy Future Holdings Corp. and John D. O'Brien.

10(mm)				Amended and Restated Employment Agreement, dated March 31, 2014, between EFH Corporate Services Company, Energy Future Holdings Corp. and Stacey H. Doré.

10(nn)				Amended and Restated Employment Agreement, dated March 31, 2014, between EFH Corporate Services Company, Energy Future Holdings Corp. and Carrie L. Kirby.

	Credit Agreements and Related Agreements

10(oo)				Commitment Letter, dated April 28, 2014, by and among Texas Competitive Electric Holdings Company LLC, certain of its subsidiaries and the Commitment Parties thereto.

10(pp)				Commitment Letter, dated April 28, 2014, by and among Energy Future Intermediate Holding Company LLC and the Commitment Parties thereto.

10(qq)	333-100240 Form 8-K (filed October 11, 2011)	10.1	—
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

10(rr)	333-100240 Form 8-K (filed May 15, 2012)	10.1	—
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

10(tt)	1-12833 Form 8-K (filed August 10, 2009)	10.1	—	Amendment No. 1, dated August 7, 2009, to the $24,500,000,000 Credit Agreement.

10(uu)	1-12833 Form 8-K (filed April 20, 2011)	10.1	—	Amendment No. 2, dated April 7, 2011, to the $24,500,000,000 Credit Agreement.

Exhibits	Previously Filed* With File Number	As Exhibit
10(vv)	1-12833 Form 8-K (filed January 7, 2013)	10.1	—	December 2012 Extension Amendment, dated January 4, 2013, to the $24,500,000,000 Credit Agreement.

10(ww)	1-12833 Form 8-K (filed January 7, 2013)	10.2	—	Incremental Amendment No. 1, dated January 4, 2013, to the $24,500,000,000 Credit Agreement.

10(xx)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ss)	—
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

10(uuu)	1-12833 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	10(g)	—	Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery Holdings Company LLC, dated November 5, 2008.

Exhibits	Previously Filed* With File Number	As Exhibit

10(vvv)	333-100240 Form 10-K (2008) (filed March 3, 2009)	3(c)	—	Amendment No. 1, dated February 18, 2009, to Second Amended and Restated Limited Liability Company Agreement of Oncor Electric Delivery LLC.

10(www)	333-100240 Form 10-Q (Quarter ended September 30, 2008) (filed November 6, 2008)	4(c)	—
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

10(zzz)	1-12833 Form 10-Q (Quarter ended September 30, 2012) (filed October 30, 2012)	10(b)	—	Federal and State Income Tax Allocation Agreement, effective January 1, 2010, by and among members of the Energy Future Holdings Corp. consolidated group.

10(aaaa)	1-12833 Form 8-K (filed December 6, 2012)	10.1	—
First Lien Trade Receivables Financing Agreement, dated as of November 30, 2012, among TXU Energy Receivables Company LLC, as Borrower, TXU Energy Retail Company LLC, as Collection Agent, certain Investors, CitiBank, N.A., as the Initial Bank, and CitiBank, N.A., as Administrative Agent and as a Group Managing Agent.

10(bbbb)	1-12833 Form 8-K (filed December 6, 2012)	10.2	—
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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)	33-55408 Post-Effective Amendment No. 1 to Form S-3 (filed July, 1993)	99(b)	—	Amended Agreement dated January 30, 1990, between Energy Future Competitive Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

99(b)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2013 and 2012.

99(c)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2013 and 2012.

99(d)			—	Energy Future Intermediate Holding Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2013 and 2012.

99(e)			—	Oncor Electric Delivery Holdings Company LLC financial statements presented pursuant to Rules 3–09 and 3–16 of Regulation S–X.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

**
Certain instruments defining the rights of holders of debt of the Company’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees, upon request of the SEC, to furnish a copy of any such omitted instrument.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Holdings Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE HOLDINGS CORP.
Date:	April 29, 2014	By	/s/ JOHN F. YOUNG
(John F. Young, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Holdings Corp. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN F. YOUNG	Principal Executive	April 29, 2014
(John F. Young, President and Chief Executive Officer)	Officer and Director

/s/ PAUL M. KEGLEVIC	Principal Financial Officer	April 29, 2014
(Paul M. Keglevic, Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer)

/s/ STANLEY J. SZLAUDERBACH	Principal Accounting Officer	April 29, 2014
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/s/ DONALD L. EVANS	Director	April 29, 2014
(Donald L. Evans, Chairman of the Board)

/s/ ARCILIA C. ACOSTA	Director	April 29, 2014
(Arcilia C. Acosta)

/s/ DAVID BONDERMAN	Director	April 29, 2014
(David Bonderman)

/s/ THOMAS D. FERGUSON	Director	April 29, 2014
(Thomas D. Ferguson)

/s/ BRANDON A. FREIMAN	Director	April 29, 2014
(Brandon A. Freiman)

/s/ SCOTT LEBOVITZ	Director	April 29, 2014
(Scott Lebovitz)

/s/ MICHAEL MACDOUGALL	Director	April 29, 2014
(Michael MacDougall)

/s/ KENNETH PONTARELLI	Director	April 29, 2014
(Kenneth Pontarelli)

/s/ WILLIAM K. REILLY	Director	April 29, 2014
(William K. Reilly)

/s/ JONATHAN D. SMIDT	Director	April 29, 2014
(Jonathan D. Smidt)

/s/ BILLIE I. WILLIAMSON	Director	April 29, 2014
(Billie I. Williamson)

/s/ KNEELAND YOUNGBLOOD	Director	April 29, 2014
(Kneeland Youngblood)