Form 10-K/A
period 2013-12-31
Energy Future Holdings Corp /TX/
filed 2014-05-01
CIK 1023291

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Energy Future Holdings Corp. (the Company) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the Form 10-K/A) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on April 30, 2014 (the Original Filing). The Company is filing this Form 10-K/A solely to provide Exhibits 10(cccc) and 10(dddd), which were not included in the Original Filing.

No other changes have been made to the Original Filing other than the inclusion of Exhibits 10(cccc) and 10(dddd). This Form 10-K/A does not reflect events occurring after the filing date of the Original Filing. The descriptions of the Restructuring Support and Lock-Up Agreement and the Commitment Letter set forth in the Original Filing are subject to, and qualified in their entirety by, the full text of the Restructuring Support and Lock-Up Agreement and Commitment Letter, which are attached hereto as Exhibit 10(cccc) and 10(dddd), respectively, and incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits	Previously Filed* With File Number	As Exhibit

(10)	Material Contracts

Credit Agreements and Related Agreements

10(cccc)			—	Restructuring Support and Lock-Up Agreement, dated April 29, 2014, by and among EFH Corp. and the parties thereto.

10(dddd)			—	Investment Commitment, dated April 29, 2014, by and among EFH Corp., Energy Future Intermediate Holding Company LLC and the initial commitment parties thereto.

31	Rule 13a - 14(a)/15d-14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Holdings Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE HOLDINGS CORP.

Date: May 1, 2014	By:	/s/ STANLEY J. SZLAUDERBACH
		Name:	Stanley J. Szlauderbach
		Title:	Senior Vice President and Controller

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit

(10)	Material Contracts

Credit Agreements and Related Agreements

10(cccc)			—	Restructuring Support and Lock-Up Agreement, dated April 29, 2014, by and among EFH Corp. and the parties thereto.

10(dddd)			—	Investment Commitment, dated April 29, 2014, by and among EFH Corp., Energy Future Intermediate Holding Company LLC and the initial commitment parties thereto.

31	Rule 13a - 14(a)/15d-14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference