Form 10-Q
period 2015-03-31
Energy Future Holdings Corp /TX/
filed 2015-05-07
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

At May 7, 2015, there were 1,669,861,379 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

Energy Future Holdings Corp.'s (EFH Corp.) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the EFH Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that we have filed as an exhibit to this quarterly report on Form 10-Q, or that we have or may publicly file in the future, may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2014 Form 10-K	EFH Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014

CAIR	Clean Air Interstate Rule

Chapter 11 Cases
Cases being heard in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) concerning voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) filed on April 29, 2014 by the Debtors

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

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011

DIP Facilities	Refers, collectively, to TCEH's debtor-in-possession financing and EFIH's debtor-in-possession financing. See Note 9 to the Financial Statements.

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH, but excluding the Oncor Ring-Fenced Entities

Disclosure Statement
Disclosure Statement for the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court on April 14, 2015, as it may be amended, modified or supplemented from time to time

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Debtors	EFIH and EFIH Finance

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes	Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured First Lien Notes and 10.000% Senior Secured First Lien Notes exchanged or settled in June 2014 as discussed in Note 9.

EFIH PIK Notes	EFIH's $1.566 billion principal amount of 11.25%/12.25% Senior Toggle Notes.

EFIH Second Lien Notes	Refers, collectively, to EFIH's and EFIH Finance's $322 million principal amount of 11% Senior Secured Second Lien Notes and $1.389 billion principal amount of 11.75% Senior Secured Second Lien Notes.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

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

Plan of Reorganization
Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court on April 14, 2015, as it may be amended, modified or supplemented from time to time

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

TCEH Debtors	EFCH, TCEH and the subsidiaries of TCEH that are Debtors in the Chapter 11 Cases

TCEH DIP Facility	TCEH's $3.375 billion debtor-in-possession financing facility approved by the Bankruptcy Court in June 2014 (see Note 9 to the Financial Statements)

TCEH Finance	TCEH Finance, Inc., a direct, wholly owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities

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

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)
Operating revenues	$1,272	$1,517
Fuel, purchased power costs and delivery fees	(613)	(732)
Net gain (loss) from commodity hedging and trading activities	103	(219)
Operating costs	(193)	(214)
Depreciation and amortization	(218)	(330)
Selling, general and administrative expenses	(179)	(218)
Impairment of goodwill (Note 4)	(700)	—
Impairment of long-lived assets (Note 6)	(676)	—
Other income (Note 17)	8	9
Other deductions (Note 17)	(60)	—
Interest income	—	1
Interest expense and related charges (Note 7)	(609)	(863)
Reorganization items (Note 8)	(138)	—
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(2,003)	(1,049)
Income tax benefit (Note 5)	401	360
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 3)	75	80
Net loss	$(1,527)	$(609)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)
Net loss	$(1,527)	$(609)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $— and $1)	(2)	(1)
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $— in all periods)	1	—
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in all periods)	1	—
Total other comprehensive income (loss)	—	(1)
Comprehensive loss	$(1,527)	$(610)

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(1,527)	$(609)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	254	371
Deferred income tax benefit, net	(339)	(310)
Impairment of goodwill (Note 4)	700	—
Impairment of long-lived assets (Note 6)	676	—
Contract rejection claims (Note 8)	32	—
Fees paid on EFIH Second Lien Notes repayment (Note 10) (reported as financing activities)	28	—
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	(102)	250
Unrealized net (gain) from mark-to-market valuations of interest rate swaps (Note 7)	—	(65)
Interest expense on toggle notes payable in additional principal (Note 7)	—	49
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 7)	—	55
Equity in earnings of unconsolidated subsidiaries	(75)	(80)
Distributions of earnings from unconsolidated subsidiaries	74	37
Impairment of intangible assets (Note 4)	59	—
Other, net	18	16
Changes in operating assets and liabilities:
Margin deposits, net	79	(127)
Accrued interest	(3)	210
Other operating assets and liabilities, including liabilities subject to compromise	(281)	(228)
Cash used in operating activities	(407)	(431)
Cash flows — financing activities:
Repayments/repurchases of debt (Notes 9 and 10)	(454)	(191)
Fees paid on EFIH Second Lien Notes repayment (Note 10)	(28)	—
Other, net	(1)	1
Cash used in financing activities	(483)	(190)
Cash flows — investing activities:
Capital expenditures	(121)	(119)
Nuclear fuel purchases	(5)	(26)
Changes in restricted cash	28	285
Proceeds from sales of nuclear decommissioning trust fund securities	23	33
Investments in nuclear decommissioning trust fund securities	(27)	(37)
Other, net	1	1
Cash provided by (used in) investing activities	(101)	137

Net change in cash and cash equivalents	(991)	(484)
Cash and cash equivalents — beginning balance	3,428	1,217
Cash and cash equivalents — ending balance	$2,437	$733

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2,437	$3,428
Restricted cash (Note 17)	6	6
Trade accounts receivable — net (Note 17)	539	589
Inventories (Note 17)	470	468
Commodity and other derivative contractual assets (Note 14)	466	492
Other current assets	88	100
Total current assets	4,006	5,083
Restricted cash (Note 17)	873	901
Receivable from unconsolidated subsidiary (Note 15)	47	47
Investment in unconsolidated subsidiary (Note 3)	6,060	6,058
Other investments (Note 17)	1,007	995
Property, plant and equipment — net (Note 17)	11,590	12,397
Goodwill (Note 4)	1,652	2,352
Identifiable intangible assets — net (Note 4)	1,199	1,315
Commodity and other derivative contractual assets (Note 14)	18	5
Other noncurrent assets	96	95
Total assets	$26,548	$29,248
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due currently (Note 9)	$36	$39
Trade accounts payable	304	406
Net payables due to unconsolidated subsidiary (Note 15)	178	237
Commodity and other derivative contractual liabilities (Note 14)	202	316
Margin deposits related to commodity derivatives	97	26
Accumulated deferred income taxes	136	135
Accrued taxes	94	157
Accrued interest (Notes 7 and 10)	115	119
Other current liabilities	292	360
Total current liabilities	1,454	1,795
Borrowings under debtor-in-possession credit facilities (Note 9)	6,825	6,825
Long-term debt, less amounts due currently (Note 9)	121	128
Liabilities subject to compromise (Note 10)	36,935	37,432
Commodity and other derivative contractual liabilities (Note 14)	2	1
Accumulated deferred income taxes	362	713
Other noncurrent liabilities and deferred credits (Note 17)	2,099	2,077
Total liabilities	47,798	48,971
Commitments and Contingencies (Note 11)
Shareholders' equity (Note 12)	(21,250)	(19,723)
Total liabilities and equity	$26,548	$29,248

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

Bankruptcy Filing

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). On April 14, 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. See Note 2 for further discussion regarding the Chapter 11 Cases and our recent filing of the Plan of Reorganization and the Disclosure Statement.

Basis of Presentation, Including Application of Bankruptcy Accounting

The condensed consolidated financial statements have been prepared in accordance with US GAAP. The condensed consolidated financial statements have been prepared as if EFH Corp. is a going concern and contemplate the realization of assets and liabilities in the normal course of business. The condensed consolidated financial statements reflect the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations. During the pendency of the Chapter 11 Cases, the Debtors will operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities. See Notes 8 and 10 for discussion of these accounting and reporting changes.

Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method (see Note 3). Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2014 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for the first quarter of 2015. This new requirement is relevant to our presentation of the equity method investment in Oncor, which has been proposed for sale within the Chapter 11 Cases. The new guidance eliminated a scope exception previously applicable to equity method investments, resulting in the requirement of further analysis of the presentation of the Oncor equity method investment. Based on our analysis, ASU 2014-08 will not materially affect our results of operations, financial position, or cash flows, until a plan of sale of the Oncor investment is approved by the Bankruptcy Court, at which time presentation as discontinued operations may be appropriate.

In February 2015 the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new consolidation standard changes the criteria a reporting enterprise uses to evaluate if certain legal entities, such as limited partnerships and similar entities, should be consolidated. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

In April 2015 the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03) Simplifying Balance Sheet Presentation by Presenting Debt Issuance Costs as a Deduction from Recognized Debt Liability. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. We do not expect ASU 2015-03 to materially affect our financial position until we issue new debt. During the Chapter 11 Cases, debt issuance costs on prepetition debt subject to compromise will continue to be reported in liabilities subject to compromise.

2.    CHAPTER 11 CASES

On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Chapter 11 Cases, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices had largely matured before the remaining positions were terminated shortly after the Bankruptcy Filing. These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and the inability to refinance and/or extend the maturities of their outstanding debt.

Proposed Plan of Reorganization

A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court and is subject to the ultimate outcome of stakeholder negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. The Debtors currently have the exclusive right to file a Chapter 11 plan of reorganization in the Chapter 11 Cases until June 23, 2015 and the exclusive right to solicit the appropriate votes for any such plan it files prior to such date until August 23, 2015 (i.e. collectively, the exclusivity period).

On April 14, 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. In general, the Plan of Reorganization proposes a structure that involves a tax-free deconsolidation or tax-free spin-off of TCEH from EFH Corp. (Reorganized TCEH) and the reorganization of EFH Corp. and EFIH either (a) as contemplated by the Debtors' previously disclosed Bankruptcy Court approved bidding procedures with respect to the potential sale of EFH Corp.'s indirect economic interest in Oncor, (b) pursuant to a standalone plan of reorganization or (c) pursuant to a creditor back-stopped plan of reorganization. Pursuant to the Plan of Reorganization, among other things, holders of TCEH first lien secured claims would receive 100% of the common stock of Reorganized TCEH and 100% of the proceeds of new debt issued by Reorganized TCEH. Also, pursuant to the Plan of Reorganization, the Debtors would select the highest or otherwise best transaction to maximize value for reorganized EFH Corp. and EFIH.

The Plan of Reorganization is subject to revision in response to creditor and/or stakeholder claims and objections and the requirements of the Bankruptcy Code and/or the Bankruptcy Court. Unless the Plan of Reorganization receives the requisite approval from holders of claims and the Bankruptcy Court, upon expiration of the exclusivity period (unless extended by the Bankruptcy Court), any creditor or stakeholder would have the ability to file in the Chapter 11 Cases one or more Chapter 11 plans of reorganization.

The Disclosure Statement contains, among other things, detailed information about the Plan of Reorganization, a historical profile of our businesses, a description of proposed distributions to creditors under the Plan of Reorganization, and an analysis of the Plan of Reorganization's feasibility, as well as many of the technical matters required for the Debtors to exit from bankruptcy, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, for a number of reasons, including amendments to the Plan of Reorganization, actions of third parties, including the Bankruptcy Court, or otherwise.

Nothing contained in this quarterly report on Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization, as filed or as it may be amended. The Plan of Reorganization will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court and the conditions to consummation set forth therein are satisfied. There can be no assurance that the Bankruptcy Court will approve the Disclosure Statement, that the Debtors' stakeholders will approve the Plan of Reorganization, that the Bankruptcy Court will confirm the Plan of Reorganization or that the conditions to consummation of the Plan of Reorganization will be satisfied.

Proposed Sale of EFH Corp.'s Indirect Economic Ownership Interest in Oncor

In September 2014, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s indirect economic ownership interest in Oncor. In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplate that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015, and each of the Debtors is currently assessing those submissions. We cannot predict the outcome of this process, including whether we will receive any acceptable bid, whether the Bankruptcy Court will approve any such bid or whether any such transaction will (or when it will) ultimately close because any such transaction would be the subject of customary closing conditions, including receipt of all applicable regulatory approvals.

Scheduling Matters

The Debtors filed a proposed scheduling order with respect to the Disclosure Statement and the Plan of Reorganization on April 14, 2015. On May 4, 2015, the Bankruptcy Court indicated that it would approve (a) the Debtors' request to hold a hearing on the Disclosure Statement on July 20, 2015 (and related discovery protocols) and (b) mediation between the Debtors and certain TCEH stakeholders with respect to Plan of Reorganization issues that affect the TCEH Debtors' estates. The Bankruptcy Court is expected to hold a scheduling conference on June 25, 2015 to address a Plan of Reorganization confirmation timeline (and related confirmation discovery protocols). The Disclosure Statement timeline set forth in the proposed scheduling order is subject to revision by the Bankruptcy Court, and may change based on subsequent orders entered by the Bankruptcy Court (on its own, upon the motion of a party, or upon the Debtors' request). There is no guarantee that mediation will be successful.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to reorganized TCEH completed through a tax-free spin (in accordance with the Private Letter Ruling) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH), (ii) the transfer by the Debtors to Reorganized TCEH of certain assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH first lien claims, will qualify as a reorganization within the meaning of Sections 368(a)(1)(G), 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. The Debtors intend to continue to pursue the Private Letter Ruling to support the Plan of Reorganization and other potential Chapter 11 plans of reorganization that could ultimately be proposed. In October 2014, the Debtors filed a memorandum with the Bankruptcy Court that described tax related matters regarding restructuring alternatives.

Implications of the Chapter 11 Cases

Our ability to continue as a going concern is contingent upon, among other factors, our ability to comply with the financial and other covenants contained in the DIP Facilities described in Note 9, our ability to obtain new debtor in possession financing in the event the DIP Facilities were to expire during the pendency of the Chapter 11 Cases and our ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan as well as applicable regulatory approvals required for such plan and obtaining any exit financing needed to implement such plan. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern.

Operations During the Chapter 11 Cases

In general, the Debtors have received final bankruptcy court orders with respect to first day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer contracts and programs at our retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities discussed in Note 9.

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

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. We have received approximately 10,000 filed claims since the Petition Date. We are in the process of reconciling those claims to the amounts listed in our schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of May 7, 2015, approximately 4,000 of those claims have been settled, withdrawn or expunged. To the extent claims are reconciled and resolved, we have recorded them at the expected allowed amount. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Beginning in November 2014, we began the process to request the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets will be recognized as reorganization items in our statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to our financial statements.

Executory Contracts and Unexpired Leases

Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to satisfy pre-petition obligations under contracts, which may include payment of pre-petition liabilities in whole or in part. Rejection of an executory contract or unexpired lease is typically treated as a breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under the contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor's estate for rejection damages.

Since the Petition Date, we have renegotiated or rejected a limited number of executory contracts and unexpired leases. For the three months ended March 31, 2015, this activity has resulted in the recognition of approximately $32 million in contract claim adjustment charges recorded in reorganization items as detailed in Note 8.

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

Oncor Holdings, an indirect wholly owned subsidiary of EFH Corp. that holds an approximate 80% interest in Oncor, is not consolidated in EFH Corp.'s financial statements, and instead is accounted for as an equity method investment, because the structural and operational ring-fencing measures discussed in Note 1 prevent us from having power to direct the significant activities of Oncor Holdings or Oncor. In accordance with accounting standards, we account for our investment in Oncor Holdings under the equity method, as opposed to the cost method, based on our level of influence over its activities. See below for additional information about our equity method investment in Oncor Holdings. There are no other material investments accounted for under the equity or cost method. The maximum exposure to loss from our interest in Oncor Holdings does not exceed our carrying value.

Non-Consolidation of Oncor and Oncor Holdings

Our investment in unconsolidated subsidiary as presented in the condensed consolidated balance sheets totaled $6.060 billion and $6.058 billion at March 31, 2015 and December 31, 2014, respectively, and consists almost entirely of our interest in Oncor Holdings, which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 25% and 26% of Oncor Holdings' consolidated operating revenues for the three months ended March 31, 2015 and 2014, respectively.

See Note 15 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $74 million and $37 million for the three months ended March 31, 2015 and 2014, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At March 31, 2015, $37 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At March 31, 2015, Oncor's regulatory capitalization ratio was 59.8% debt and 40.2% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
	2015	2014
Operating revenues	$946	$917
Operation and maintenance expenses	(380)	(345)
Depreciation and amortization	(217)	(210)
Taxes other than income taxes	(111)	(108)
Other income	2	4
Other deductions	(4)	(3)
Interest income	1	1
Interest expense and related charges	(81)	(88)
Income before income taxes	156	168
Income tax expense	(61)	(67)
Net income	95	101
Net income attributable to noncontrolling interests	(20)	(21)
Net income attributable to Oncor Holdings	$75	$80

Assets and liabilities of Oncor Holdings at March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18	$5
Restricted cash	58	56
Trade accounts receivable — net	417	407
Trade accounts and other receivables from affiliates	128	118
Income taxes receivable from EFH Corp.	80	144
Inventories	79	73
Accumulated deferred income taxes	10	10
Prepayments and other current assets	92	91
Total current assets	882	904
Restricted cash	16	16
Other investments	97	97
Property, plant and equipment — net	12,626	12,463
Goodwill	4,064	4,064
Regulatory assets — net	1,349	1,429
Other noncurrent assets	71	67
Total assets	$19,105	$19,040
LIABILITIES
Current liabilities:
Short-term borrowings	$800	$711
Long-term debt due currently	109	639
Trade accounts payable — nonaffiliates	158	202
Income taxes payable to EFH Corp.	31	24
Accrued taxes other than income	66	174
Accrued interest	56	93
Other current liabilities	117	156
Total current liabilities	1,337	1,999
Accumulated deferred income taxes	1,949	1,978
Long-term debt, less amounts due currently	5,720	4,997
Other noncurrent liabilities and deferred credits	2,260	2,245
Total liabilities	$11,266	$11,219

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment and arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated noncash impairment charges	(15,990)
Balance at December 31, 2014	2,352
Additional noncash impairment charge in 2015	(700)
Balance at March 31, 2015 (a)	$1,652
____________

(a)	Net of accumulated impairment charges totaling $16.69 billion.

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

Wholesale electricity prices in the ERCOT market, in which our Competitive Electric segment largely operates, have generally moved with natural gas prices as marginal electricity demand is generally supplied by natural gas fueled generation facilities. Accordingly, the sustained decline in natural gas prices, which we have experienced since mid-2008, negatively impacts our profitability and cash flows and reduces the value of our generation assets, which consist largely of lignite/coal and nuclear fueled facilities. While we had partially mitigated these effects with hedging activities, we are now significantly exposed to this price risk. Because of this market condition, our analyses over the past several years have indicated that the carrying value of the Competitive Electric segment exceeds its estimated fair value (enterprise value). Consequently, we continually monitor trends in natural gas prices, market heat rates, capital spending for environmental and other projects and other operational factors to determine if goodwill impairment testing should be done during the course of a year and not only at the annual December 1 testing date.

During the three months ended March 31, 2015, we experienced an impairment indicator related to decreases in forward wholesale electricity prices when compared to those prices reflected in our December 1, 2014 goodwill impairment testing analysis. As a result, the likelihood of a goodwill impairment had increased, and we initiated further testing of goodwill as of March 31, 2015. We completed our testing of goodwill for impairment during the period, which resulted in an impairment of $700 million of goodwill at March 31, 2015, which we reported in the Competitive Electric segment results.

There was no change to the goodwill balance for the three months ended March 31, 2014.

Key inputs into our goodwill impairment testing at March 31, 2015 and December 1, 2014 were as follows:

•	The carrying value (excluding debt) of the Competitive Electric segment exceeded its estimated enterprise value by approximately 34% at March 31, 2015 and by 17% at December 1, 2014.

•
The fair value of the Competitive Electric segment was estimated using a two-thirds weighting of value based on internally developed cash flow projections and a one-third weighting of value using implied cash flow multiples based on current securities values of comparable publicly traded companies. The internally developed cash flow projections reflect annual estimates through a terminal year calculated using a terminal year EBITDA multiple approach.

•
The discount rates applied to internally developed cash flow projections were 6.00% and 6.25% at March 31, 2015 and December 1, 2014, respectively. The discount rate represents the weighted average cost of capital consistent with our views of the rate that an expected market participant would utilize for valuation, including the risk inherent in future cash flows, taking into account the capital structure, debt ratings and current debt yields of comparable public companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry.

•
The cash flow projections used in both 2015 and 2014 assume rising wholesale electricity prices, although the forecasted electricity prices are less than those assumed in the cash flow projections used in prior goodwill impairment testing.

Changes in the above and other assumptions could materially affect the calculated amount of implied goodwill and any resulting goodwill impairment charge.

The impairment determinations involved significant assumptions and judgments. The calculations supporting the estimates of the fair value of our Competitive Electric segment and the fair values of its assets and liabilities utilized models that take into consideration multiple inputs, including commodity prices, operating parameters, discount rates, capital expenditures, the effects of proposed and final environmental regulations, securities prices of comparable publicly traded companies and other inputs. Assumptions regarding each of these inputs could have a significant effect on the related valuations. In performing these calculations, we also take into consideration assumptions on how current market participants would value the Competitive Electric segment and its operating assets and liabilities. Changes to assumptions that reflect the views of current market participants can also have a significant effect on the related valuations. The fair value measurements resulting from these models are classified as non-recurring Level 3 measurements consistent with accounting standards related to the determination of fair value (see Note 13). Because of the volatility of these factors, we cannot predict the likelihood of any future impairment.

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	March 31, 2015			December 31, 2014
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$429	$34	$463	$425	$38
Capitalized in-service software	346	203	143	362	216	146
Other identifiable intangible assets (a)	68	7	61	460	291	169
Total identifiable intangible assets subject to amortization	$877	$639	238	$1,285	$932	353
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			6			7
Total identifiable intangible assets			$1,199			$1,315
____________

(a)	See discussion below regarding impairment charges recorded in the three months ended March 31, 2015 related to other identifiable intangible assets.

At March 31, 2015 and December 31, 2014, amounts related to fully amortized assets that are expired, or of no economic value, have been excluded from both the gross carrying and accumulated amortization amounts in the table above.

Amortization expense related to finite-lived identifiable intangible assets (including the condensed statements of consolidated income (loss) line item) consisted of:

Identifiable Intangible Asset	Condensed Statement of Consolidated Income (Loss) Line	Segment	Three Months Ended March 31,
			2015	2014
Retail customer relationship	Depreciation and amortization	Competitive Electric	$4	$6
Capitalized in-service software	Depreciation and amortization	Competitive Electric and Corporate and Other	11	11
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	Competitive Electric	5	18
Total amortization expense (a)			$20	$35
____________

(a)	Amounts recorded in depreciation and amortization totaled $15 million and $25 million for the three months ended March 31, 2015 and 2014, respectively.

Intangible Impairments

During the three months ended March 31, 2015, we determined that certain intangible assets related to favorable power purchase contracts should be evaluated for impairment. That conclusion was based on further declines in wholesale electricity prices in ERCOT experienced during the three months ended March 31, 2015. Our fair value measurement was based on a discounted cash flow analysis of the contracts that compared the contractual price and terms of the contract to forecasted wholesale electricity and renewable energy credit prices in ERCOT. As a result of the analysis, we recorded a noncash impairment charge of $8 million in our Competitive Electric segment (before deferred income tax benefit) in other deductions (see Note 17).

The impairment of our Big Brown generation facility (see Note 6) resulted in the impairment of the SO2 allowances under the Clean Air Act's acid rain cap-and-trade program that are associated with that facility to the extent they are not projected to be used at other sites. The fair market values of the SO2 allowances were estimated to be de minimis based on Level 3 fair value estimates (see Note 13). Accordingly, in the three months ended March 31, 2015 we recorded a noncash impairment charge of $51 million in our Competitive Electric segment (before deferred income tax benefit) in other deductions related to our existing environmental allowances and credits intangible asset. SO2 emission allowances granted to us were recorded as intangible assets at fair value in connection with purchase accounting related to the Merger in 2007.

Estimated Amortization of Identifiable Intangible Assets

The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2015	$73
2016	$59
2017	$46
2018	$26
2019	$12

5.	INCOME TAXES

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

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

The calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2015	2014
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(2,003)	$(1,049)
Income tax benefit	$401	$360
Effective tax rate	20.0%	34.3%

For the three months ended March 31, 2015, the effective tax rate of 20.0% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible goodwill impairment charge (see Note 4) and nondeductible legal and other professional services costs related to the Chapter 11 Cases, offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges (see Notes 4 and 6). For the three months ended March 31, 2014, the effective tax rate of 34.3% related to our income tax benefit was slightly lower than the US Federal statutory rate of 35% due primarily to nondeductible expenses related to our debt restructuring activities.

6.	IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Lignite/Coal Fueled Generation and Mining Assets

We evaluated our generation assets for impairment during March 2015 as a result of an impairment indicator related to lower forecasted wholesale electricity prices in ERCOT. Our evaluation concluded that an impairment existed at our Big Brown generation facility, and the carrying value for that facility and related mining facility was reduced by $676 million. Our fair value measurement for these assets was determined based on an income approach that utilized probability-weighted estimates of discounted future cash flows, which were Level 3 fair value measurements (see Note 13). Key inputs into the fair value measurement for these assets included current forecasted wholesale electricity prices in ERCOT, forecasted fuel prices, capital and operating expenditure forecasts and discount rates.

Additional material impairments may occur in the future at this or other of our generation facilities if forward wholesale electricity prices continue to decline or forecasted costs of producing electricity at our generation facilities increase.

7.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended March 31,
	2015	2014
Interest paid/accrued on debtor-in-possession financing	$73	$—
Adequate protection amounts paid/accrued (a)	302	—
Interest paid/accrued on pre-petition debt (b)	237	831
Interest expense on pre-petition toggle notes payable in additional principal (Note 10)	—	49
Unrealized mark-to-market net gain on interest rate swaps	—	(65)
Amortization of interest rate swap losses at dedesignation of hedge accounting	—	(1)
Amortization of fair value debt discounts resulting from purchase accounting	—	5
Amortization of debt issuance, amendment and extension costs and discounts	—	51
Capitalized interest	(3)	(7)
Total interest expense and related charges	$609	$863
____________

(a)	Post-petition period only.

(b)
For the three months ended March 31, 2015, amounts include $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 10). Includes amounts related to interest rate swaps totaling zero and $146 million for the three months ended March 31, 2015 and 2014, respectively.

Interest expense for the three months ended March 31, 2015 reflects interest paid and accrued on debtor-in-possession financing (see Note 9), adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.616 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.235 billion net liability related to the TCEH interest rate swaps and natural gas hedging positions terminated shortly after the Bankruptcy Filing (see Note 14), in exchange for their consent to the senior secured, super-priority liens contained in the TCEH DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date, and interest paid on EFIH's pre-petition 11.00% Second Lien Notes due 2021 and 11.75% Second Lien Notes due 2022 as approved by the Bankruptcy Court in March 2015 (see Note 10). The interest rate applicable to the adequate protection amounts paid/accrued for the three months ended March 31, 2015 is 4.67% (one-month LIBOR plus 4.50%). In connection with the completion of the Plan of Reorganization, the amount of adequate protection payments may be adjusted to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the Plan of Reorganization by the Bankruptcy Court.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of adequate protection amounts as discussed above and post-petition interest payments on EFIH First Lien Notes in connection with the settlement in June 2014 as discussed in Note 9. Additionally, the Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 10. Additional payments may also be made upon approval by the Bankruptcy Court, at the federal judgment rate (see Note 11). Other than these amounts ordered or approved by the Bankruptcy Court, effective April 29, 2014, we discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated income (loss) for the three months ended March 31, 2015 does not include $288 million in contractual interest on pre-petition debt classified as LSTC, which has been stayed by the Bankruptcy Court effective on the Petition Date. For the three months ended March 31, 2015, adequate protection paid/accrued presented below excludes $14 million related to interest paid/accrued on the TCEH first-lien interest rate and commodity hedge claims (see Note 14), as such amounts are not included in contractual interest amounts below.

	Three Months Ended March 31, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued (a)	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$31	$—	$—	$31
EFIH	111	—	50	61
EFCH	2	—	—	2
TCEH	513	288	—	225
Eliminations (b)	(31)	—	—	(31)
Total	$626	$288	$50	$288
___________

(a)
Represents portion of interest related to the EFIH Second Lien Notes that was repaid based on the approval of the Bankruptcy Court; however, excludes $185 million of post-petition interest paid in the three months ended March 31, 2015 that contractually related to 2014 (see Note 10).

(b)	Represents contractual interest on affiliate debt held by EFH Corp. and EFIH that is classified as liabilities subject to compromise.

8.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three months ended March 31, 2015 as reported in the condensed statements of consolidated income (loss):

Three Months Ended March 31, 2015
Expenses related to legal advisory and representation services	$50
Expenses related to other professional consulting and advisory services	28
Fees associated with repayment of EFIH Second Lien Notes (Note 10)	28
Contract claims adjustments	32
Total reorganization items	$138

9.	DEBTOR-IN-POSSESSION BORROWING FACILITIES AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

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

The TCEH DIP Facility and related available capacity at March 31, 2015 are presented below. Borrowings are reported in the condensed consolidated balance sheets as borrowings under debtor-in-possession credit facilities.

	March 31, 2015
TCEH DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
TCEH DIP Revolving Credit Facility (a)	$1,950	$1,950	$—
TCEH DIP Term Loan Facility (b)	1,425	—	433
Total TCEH DIP Facility	$3,375	$1,950	$433
___________

(a)
Facility used for general corporate purposes. No amounts were borrowed at March 31, 2015. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of TCEH DIP Revolving Credit Facility cash borrowings outstanding without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At both March 31, 2015 and December 31, 2014, all $1.425 billion of the TCEH DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount at March 31, 2015, $433 million is reported as cash and cash equivalents and $367 million is reported as restricted cash, which represents the amount of outstanding letters of credit.

Amounts borrowed under the TCEH DIP Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%. At both March 31, 2015 and December 31, 2014, the interest rate on outstanding borrowings was 3.75%. The TCEH DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Facility.

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

The TCEH DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the TCEH DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against the TCEH Debtors. The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00 beginning with the test period ending June 30, 2014. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. Upon the existence of an event of default, the TCEH DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

EFIH DIP Facility, EFIH First Lien Notes Settlement and EFIH Second Lien Notes Repayment — The Bankruptcy Court approved the EFIH DIP Facility in June 2014. The EFIH DIP Facility provides for a $5.4 billion first-lien debtor-in-possession financing facility. Since inception, the facility has been utilized as follows:

•
In June 2014, $1.836 billion of loans issued under the facility were issued as an exchange to holders of $1.673 billion principal amount of EFIH First Lien Notes plus accrued and unpaid interest totaling $78 million. Holders of substantially all of the principal amount exchanged received as payment in full a principal amount of loans under the DIP facility equal to 105% of the principal amount of the notes held plus 101% of the accrued and unpaid interest at the non-default rate on such principal;

•	In June 2014, $2.438 billion of cash borrowings were used to repay all remaining $2.312 billion principal amount of EFIH First Lien Notes (plus accrued and unpaid interest totaling $128 million), and

•
In March 2015, $750 million of cash borrowings were used to repay $445 million principal amount of EFIH Second Lien Notes (including accrued and unpaid pre-petition interest of $55 million and post-petition interest of $235 million) and certain fees (see Note 10).

As of March 31, 2015, remaining borrowings under the facility, net of fees, along with existing cash on hand, totaled approximately $392 million, which was held as cash and cash equivalents.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both March 31, 2015 and December 31, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. As of March 31, 2015, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

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

Long-Term Debt Not Subject to Compromise — Amounts presented in the table below represent pre-petition liabilities that are not subject to compromise due to the debt being fully collateralized or specific orders from the Bankruptcy Court approving repayment of the debt.

	March 31, 2015	December 31, 2014
EFH Corp. (parent entity)
8.82% Non-Debtor Building Financing due semiannually through February 11, 2022	$38	$40
Unamortized fair value premium (a)	7	7
Total EFH Corp.	45	47
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (b)	21	21
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (b)	27	29
Unamortized fair value discount (a)	(3)	(3)
Total EFCH	45	47
TCEH
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (c)	23	25
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015 (c)	—	4
Capital lease obligations	43	44
Other	2	2
Unamortized discount	(1)	(2)
Total TCEH	67	73
Total EFH Corp. consolidated	157	167
Less amounts due currently	(36)	(39)
Total long-term debt not subject to compromise	$121	$128
____________

(a)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(b)	Approved by the Bankruptcy Court for repayment.

(c)	Debt issued by trust and secured by assets held by the trust.

10.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Notes, loans and other debt per the following table	$34,679	$35,124
Accrued interest on notes, loans and other debt	749	804
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 14)	1,235	1,235
Trade accounts payable and other expected allowed claims	272	269
Total liabilities subject to compromise	$36,935	$37,432

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise.

	March 31, 2015	December 31, 2014
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$2
10% Fixed Senior Notes due January 15, 2020	3	3
10.875% Fixed Senior Notes due November 1, 2017	33	33
11.25% / 12.00% Senior Toggle Notes due November 1, 2017	27	27
5.55% Fixed Series P Senior Notes due November 15, 2014 (a)	90	90
6.50% Fixed Series Q Senior Notes due November 15, 2024 (a)	201	201
6.55% Fixed Series R Senior Notes due November 15, 2034 (a)	291	291
Unamortized fair value discount (b)	(118)	(118)
Total EFH Corp.	529	529
EFIH
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	322	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,750
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	243
Unamortized discount	(121)	(121)
Total EFIH	3,401	3,846
EFCH
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (b)	(1)	(1)
Total EFCH	8	8
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	3,809	3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42

	March 31, 2015	December 31, 2014
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	$2,054	$2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017 (a)	15,691	15,691
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,292
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (b)	(103)	(103)
Other:
Other	1	1
Unamortized discount	(91)	(91)
Total TCEH	31,474	31,474
Deferred debt issuance and extension costs	(733)	(733)
Total EFH Corp. consolidated notes, loans and other debt	$34,679	$35,124
___________

(a)	Excludes the following principal amounts of debt held by EFIH or EFH Corp. (parent entity) and eliminated in consolidation.

	March 31, 2015	December 31, 2014
EFH Corp. 5.55% Fixed Series P Senior Notes due November 15, 2014	$281	$281
EFH Corp. 6.50% Fixed Series Q Senior Notes due November 15, 2024	545	545
EFH Corp. 6.55% Fixed Series R Senior Notes due November 15, 2034	456	456
TCEH Floating Rate Term Loan Facilities due October 10, 2017	19	19
TCEH 10.25% Fixed Senior Notes due November 1, 2015	213	213
TCEH 10.25% Fixed Senior Notes due November 1, 2015, Series B	150	150
Total	$1,664	$1,664

(b)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

Repayment of EFIH Second Lien Notes

In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under EFIH's DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility in consideration of an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of March 31, 2015, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

TCEH Letter of Credit Facility Activity

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At March 31, 2015, the restricted cash related to the pre-petition TCEH Letter of Credit Facility totaled $506 million and supported $7 million in outstanding letters of credit. Due to the default under the pre-petition TCEH Senior Secured Facilities, the remaining $499 million letter of credit capacity is no longer available. In the first quarter of 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and in 2014, the subsidiary drew on the letter of credit in the amount of $150 million to settle amounts due from TCEH. The remaining $7 million under the letter of credit expired in July 2014. For the year ended December 31, 2014 and the three months ended March 31, 2015, $245 million and $45 million, respectively, of letters of credit have been drawn upon by counterparties to settle amounts due from TCEH. Included in the three months ended March 31, 2015 amount was $20 million drawn by certain executive officers to satisfy payments related to long-term incentive awards.

Information Regarding Significant Pre-Petition Debt

The TCEH pre-petition debt described below is junior in right of priority and payment to the TCEH DIP Facility, and the EFIH pre-petition debt (including EFIH's guarantee of the EFH Corp. debt) described below is junior in right of priority and payment to the EFIH DIP Facility.

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

TCEH 11.5% Senior Secured Notes — The principal amount of the TCEH 11.5% Senior Secured Notes totals $1.750 billion, with interest payable at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at March 31, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 9. The notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at March 31, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 9. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

EFIH 11% Senior Secured Second Lien Notes — The principal amount of the EFIH 11% Notes totals $322 million with interest at a fixed rate of 11% per annum. The EFIH 11% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11.75% Notes. See discussion above related to the Repayment of a portion of these notes in March 2015.

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

EFIH 11.75% Senior Secured Second Lien Notes — The principal amount of the EFIH 11.75% Notes totals $1.389 billion with interest at a fixed rate of 11.75% per annum. The EFIH 11.75% Notes are secured on a second-priority basis by the EFIH Collateral on an equal and ratable basis with the EFIH 11% Notes. The EFIH 11.75% Notes have substantially the same covenants as the EFIH 11% Notes, and the holders of the EFIH 11.75% Notes will generally vote as a single class with the holders of the EFIH 11% Notes. See discussion above related to the Repayment of a portion of these notes in March 2015.

The EFIH 11.75% Notes were issued in private placements and are not registered under the Securities Act. EFIH had agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the EFIH 11.75% Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable notes for the EFIH 11.75% Notes. Because the exchange offer was not completed, the annual interest rate on the EFIH 11.75% Notes increased by 25 basis points (to 12.00%) in February 2013 and by an additional 25 basis points (to 12.25%) in May 2013.

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

11.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

See Notes 9 and 10 for discussion of guarantees and security for certain of our post-petition and pre-petition debt.

Letters of Credit

At March 31, 2015, TCEH had outstanding letters of credit under credit facilities totaling $374 million as follows:

•	$200 million to support commodity risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•	$80 million to support executory contracts and insurance agreements;

•	$62 million to support TCEH's REP financial requirements with the PUCT, and

•	$32 million for other credit support requirements.

The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the pre-petition credit facility and third parties may draw if the terms of a particular letter of credit so provide. See Note 10 for discussion of letter of credit draws in 2014 and 2015.

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

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes discussed in Note 9 and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. The indenture trustee also filed a motion in May 2014 asking the Bankruptcy Court to lift the automatic stay for cause in order to allow the trustee's notice purporting to rescind the automatic acceleration of the EFIH First Lien Notes to take effect. Following argument and briefing on cross motions for summary judgment, in March 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on almost all issues, including denying the indenture trustee's motion for summary judgment in full and granting the EFIH Debtors summary judgment on all but the issue of whether to lift the automatic stay. A trial took place in April 2015. The Bankruptcy Court has not yet issued a ruling on these issues.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). In the EFIH Second Lien Make-whole Claims, as of March 31, 2015, the amount of such claims alleged would have been equal to approximately $539 million plus reimbursement of expenses. In December 2014, the EFIH Debtors filed counterclaims for relief against the Second Lien indenture trustee, seeking declaratory relief that, among other things, EFIH is not obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium, if owing, would not constitute an allowed secured claim (EFIH Second Lien Counterclaims). As a result of EFIH's partial repayment of the EFIH Second Lien Notes, the indenture trustee for the EFIH Second Lien Notes amended its complaint in April 2015. The parties are currently working together on a schedule to propose to the Bankruptcy Court in order to adjudicate this matter.

In December 2014, the EFIH Debtors initiated litigation against the indenture trustee for the EFIH PIK Notes seeking, among other things, a declaratory judgment that EFIH is not obligated to pay a redemption premium in connection with the cash repayment of the EFIH PIK Notes and that any post-petition interest owing on these notes is to be paid at the statutory Federal Judgment Rate of interest. The indenture trustee for the EFIH PIK Notes filed a motion in February 2015 to dismiss the EFIH Debtors' complaint for declaratory relief, and the EFIH Debtors filed a brief in opposition to that motion in February 2015. If a redemption claim was allowed, as of March 31, 2015, such claims would be approximately $100 million. On May 4, 2015, the Bankruptcy Court heard arguments on the motion to dismiss. The Bankruptcy Court has not yet issued a ruling on this issue.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Potential Inter/Intra Debtor Claims — In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc group of TCEH unsecured creditors; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. These motions are scheduled to be heard at a later date. In addition to the claims described above, certain of the Debtors (or creditors purporting to act derivatively in the name of a Debtor) may bring inter-Debtor or intra-Debtor claims (including claims under the Federal and State Income Tax Allocation Agreement among EFH Corp. and certain of its subsidiaries under which TCEH and EFH Corp. have previously filed claims in the Chapter 11 Cases) that could be material in amount. Creditors who wish to seek derivative standing to prosecute claims on behalf of a Debtor relating to pre-petition transactions addressed by the discovery protocol governing the Debtors' Chapter 11 Cases are currently required to file motions seeking standing by the later of May 29, 2015 and fifteen days after approval of a disclosure statement. We cannot predict the timing or outcome of future proceedings, if any, related to these transactions. The outcome of any of these claims could be material and could affect the results of operation, liquidity or financial condition of a particular Debtor.

Litigation Related to EPA Reviews — In June 2008, the EPA issued an initial request for information to TCEH under the EPA's authority under Section 114 of the Clean Air Act (CAA). The stated purpose of the request is to obtain information necessary to determine compliance with the CAA, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. In April 2013, we received an additional information request from the EPA under Section 114 related to the Big Brown, Martin Lake and Monticello facilities as well as an initial information request related to the Sandow 4 generation facility.

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

12.	EQUITY

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

Equity

The following table presents the changes to equity for the three months ended March 31, 2015:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2	$7,968	$(27,563)	$(130)	$—	$(19,723)
Net loss	—	—	(1,527)	—	—	(1,527)
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(2)	—	(2)
Net effects of cash flow hedges	—	—	—	1	—	1
Net effects related to Oncor	—	—	—	1	—	1
Balance at March 31, 2015	$2	$7,968	$(29,090)	$(130)	$—	$(21,250)
____________

(a)	Authorized shares totaled 2,000,000,000 at March 31, 2015. Outstanding shares totaled 1,669,861,379 and 1,669,861,379 at March 31, 2015 and December 31, 2014, respectively.

The following table presents the changes to equity for the three months ended March 31, 2014:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$2	$7,962	$(21,157)	$(63)	$1	$(13,255)
Net loss	—	—	(609)	—	—	(609)
Effects of stock-based incentive compensation plans	—	2	—	—	—	2
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(1)	—	(1)
Investment by noncontrolling interests	—	—	—	—	1	1
Other	—	—	—	—	(2)	(2)
Balance at March 31, 2014	$2	$7,964	$(21,766)	$(64)	$—	$(13,864)
____________

(a)	Authorized shares totaled 2,000,000,000 at March 31, 2014. Outstanding shares totaled 1,669,861,383 and 1,669,861,383 at March 31, 2014 and December 31, 2013, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2015. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 14)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(53)	$(77)	$(130)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(1)	(1)
Depreciation and amortization	1	—	1
Selling, general and administrative expenses	—	(1)	(1)
Income tax benefit (expense)	—	—	—
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	—	1
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(2)	—
Balance at March 31, 2015	$(51)	$(79)	$(130)

The following table presents the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2014. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 14)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(56)	$(7)	$(63)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(1)	(1)
Depreciation and amortization	(1)	—	(1)
Selling, general and administrative expenses	—	(1)	(1)
Interest expense and related charges	1	—	1
Income tax benefit (expense)	—	1	1
Total amount reclassified from accumulated other comprehensive income (loss) during the period	—	(1)	(1)
Balance at March 31, 2014	$(56)	$(8)	$(64)

13.	FAIR VALUE MEASUREMENTS

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

Probable loss from default by either us or our counterparties is considered in determining the fair value of derivative assets and liabilities. These non-performance risk adjustments take into consideration credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 14 for additional information regarding credit risk associated with our derivatives). We utilize published credit ratings, default rate factors and debt trading values in calculating these fair value measurement adjustments.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

March 31, 2015
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$361	$54	$69	$484
Nuclear decommissioning trust – equity securities (b)	378	219	—	597
Nuclear decommissioning trust – debt securities (b)	—	308	—	308
Total assets	$739	$581	$69	$1,389
Liabilities:
Commodity contracts	$173	$22	$9	$204
Total liabilities	$173	$22	$9	$204

December 31, 2014
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$402	$46	$49	$497
Nuclear decommissioning trust – equity securities (b)	375	217	—	592
Nuclear decommissioning trust – debt securities (b)	—	301	—	301
Total assets	$777	$564	$49	$1,390
Liabilities:
Commodity contracts	$278	$25	$14	$317
Total liabilities	$278	$25	$14	$317
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	The nuclear decommissioning trust investment is included in the other investments line in the condensed consolidated balance sheets. See Note 17.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal agreements and include financial instruments entered into for hedging purposes as well as physical contracts that have not been designated normal purchases or sales. See Note 14 for further discussion regarding derivative instruments, including the termination of certain natural gas hedging agreements shortly after the Bankruptcy Filing.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of our nuclear generation facility. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2015 and 2014. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three months ended March 31, 2015 and 2014.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at March 31, 2015 and December 31, 2014:

March 31, 2015
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$11	$(2)	$9	Valuation Model	Illiquid pricing locations (c)	$25 to $45/ MWh
					Hourly price curve shape (d)	$20 to $60/ MWh
Electricity spread options	4	(2)	2	Option Pricing Model	Gas to power correlation (e)	20% to 95%
					Power volatility (f)	10% to 30%
Electricity congestion revenue rights	42	(3)	39	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $20.00
Coal purchases	—	(2)	(2)	Market Approach (g)	Illiquid price variances between heat content (j)	$0.00 to $0.50

Other (k)	12	—	12
Total	$69	$(9)	$60

December 31, 2014
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$4	$(5)	$(1)	Valuation Model	Illiquid pricing locations (c)	$30 to $50/ MWh
					Hourly price curve shape (d)	$20 to $70/ MWh
Electricity spread options	2	(1)	1	Option Pricing Model	Gas to power correlation (e)	15% to 95%
					Power volatility (f)	10% to 30%
Electricity congestion revenue rights	38	(4)	34	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $20.00
Coal purchases	—	(4)	(4)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Illiquid price variances between heat content (j)	$0.30 to $0.40
Other (k)	5	—	5
Total	$49	$(14)	$35
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

(h)	Based on the historical price differences between settlement points within the ERCOT hubs and load zones.

(i)	Based on the historical range of price variances between mine locations.

(j)	Based on historical ranges of forward average prices between different heat contents (potential energy in coal for a given mass).

(k)	Other includes contracts for ancillary services, natural gas, diesel options, coal options and weather dependent power options.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net asset (liability) balance at beginning of period	$35	$(973)
Total unrealized valuation gains (losses)	16	(85)
Purchases, issuances and settlements (a):
Purchases	19	9
Issuances	(3)	(1)
Settlements	(8)	151
Transfers into Level 3 (b)	—	—
Transfers out of Level 3 (b)	1	2
Net change (c)	25	76
Net asset (liability) balance at end of period	$60	$(897)
Unrealized valuation gains (losses) relating to instruments held at end of period	$15	$(71)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

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

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price risk. Because certain of these instruments are deemed to be forward contracts under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements. Prior to the Petition Date, we had entered into interest rate swaps to manage our interest rate risk exposure. See Note 13 for a discussion of the fair value of derivatives.

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

Interest Rate Swap Transactions — Interest rate swap agreements have been used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps were used to effectively reduce the hedged borrowing costs. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps were reported in the condensed statements of consolidated income (loss) in interest expense and related charges. As of March 31, 2015 and December 31, 2014, we had no active interest rate swap derivatives.

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

Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions. Additionally, certain counterparties to only our interest rate swaps hold the same first-lien security interest. The net liability recorded upon the terminations totaled $1.108 billion, which represented a realized loss of $1.225 billion related to the interest rate swaps, net of a realized gain of $117 million related to the natural gas hedging positions. Additionally, net accounts payable amounts related to matured interest rate swaps of $127 million are also secured by the same first-lien secured interest. The total net liability of $1.235 billion is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court and is reported in the condensed consolidated balance sheets as a liability subject to compromise. Additionally, counterparties associated with the net liability are allowed, and have been receiving, adequate protection payments related to their claims as permitted by TCEH's cash collateral order approved by the Bankruptcy Court (see Note 7).

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014. All amounts relate to commodity contracts.

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current assets	$466	$—	$492	$—
Noncurrent assets	18	—	5	—
Current liabilities	—	(202)	—	(316)
Noncurrent liabilities	—	(2)	—	(1)
Net assets (liabilities)	$484	$(204)	$497	$(317)

At March 31, 2015 and December 31, 2014, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (condensed statements of consolidated income (loss) presentation)	2015	2014
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$125	$(179)
Interest rate swaps (Interest expense and related charges) (b)	—	(82)
Net gain (loss)	$125	$(261)
____________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes unrealized mark-to-market net gain (loss) as well as the net realized effect on interest paid/accrued, both reported in Interest Expense and Related Charges (see Note 7).

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three months ended March 31, 2015 and 2014. There were no amounts recognized in OCI for the three months ended March 31, 2015 and 2014.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedges) at March 31, 2015 and December 31, 2014 totaled $35 million and $36 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at March 31, 2015 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At March 31, 2015 and December 31, 2014, all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

March 31, 2015
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$484	$(195)	$(93)	$196
Derivative liabilities:
Commodity contracts	(204)	195	1	(8)
Net amounts	$280	$—	$(92)	$188

December 31, 2014
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$497	$(298)	$(16)	$183
Derivative liabilities:
Commodity contracts	(317)	298	2	(17)
Net amounts	$180	$—	$(14)	$166
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	2,115	1,687	Million MMBtu
Electricity	30,814	22,820	GWh
Congestion Revenue Rights (b)	89,637	89,484	GWh
Coal	8	10	Million US tons
Fuel oil	38	36	Million gallons
Uranium	252	150	Thousand pounds
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

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

At March 31, 2015 and December 31, 2014, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized and the liquidity exposure associated with those liabilities were immaterial.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that have resulted in the termination of such contracts as a result of the Bankruptcy Filing. Substantially all of the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, were triggered upon the Bankruptcy Filing, and substantially all of the contracts had been cancelled. There was no liquidity exposure associated with these liabilities at both March 31, 2015 and December 31, 2014. See Note 10 for a description of other pre-petition obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, were not material at both March 31, 2015 and December 31, 2014.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At March 31, 2015, total credit risk exposure to all counterparties related to derivative contracts totaled $535 million (including associated accounts receivable). The net exposure to those counterparties totaled $229 million at March 31, 2015 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $49 million. At March 31, 2015, the credit risk exposure to the banking and financial sector represented 72% of the total credit risk exposure and 46% of the net exposure.

Exposure to banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because substantially all of this exposure is with counterparties with investment grade credit ratings. However, this concentration increases the risk that a default by any of these counterparties would have a material effect on our financial condition, results of operations and liquidity. The transactions with these counterparties contain certain provisions that would require the counterparties to post collateral in the event of a material downgrade in their credit rating.

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

•
On a quarterly basis, we accrue a management fee payable to the Sponsor Group under the terms of a management agreement. Related amounts expensed and reported as SG&A expense totaled $10 million for both the three months ended March 31, 2015 and 2014. No payments were made in the three months ended March 31, 2015 and 2014. We had previously paid these fees on a quarterly basis, however, beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to TCEH and EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC), and fees accrued after the Petition Date have been reported in other noncurrent liabilities and deferred credits.

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

•
EFH Corp. and EFIH have purchased, or received in exchanges, certain debt securities of EFH Corp. and TCEH, which they have held. Principal and interest payments received by EFH Corp. and EFIH on these investments have been used, in part, to service their outstanding debt. These investments are eliminated in consolidation in these consolidated financial statements. EFIH held $1.282 billion principal amount of EFH Corp. debt and $79 million principal amount of TCEH debt at both March 31, 2015 and December 31, 2014. EFH Corp. held $303 million principal amount of TCEH debt at both March 31, 2015 and December 31, 2014.

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $236 million and $241 million for the three months ended March 31, 2015 and 2014, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 reflect amounts due currently to Oncor totaling $128 million and $118 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a Federal and State Income Tax Allocation Agreement.

•
A subsidiary of EFH Corp. bills Oncor for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by $6 million and $9 million for the three months ended March 31, 2015 and 2014, respectively.

•
A subsidiary of EFH Corp. bills TCEH subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges totaled $51 million and $56 million for the three months ended March 31, 2015 and 2014, respectively.

•
See Note 10 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary arising from recurring transactions in the normal course.

•
For the three months ended March 31, 2015, TCEH settled a $15 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in 2014. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our condensed consolidated balance sheets, will ultimately be sufficient to fund the future decommissioning liability, reported in noncurrent liabilities in our condensed consolidated balance sheets. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2015 and 2014. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At March 31, 2015 and December 31, 2014, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $485 million and $479 million, respectively, and is reported in noncurrent liabilities.

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

At March 31, 2015, our net current amount payable to Oncor Holdings related to federal and state income taxes (reported in net payables due to unconsolidated subsidiary) totaled $49 million, $48 million of which related to Oncor. The $48 million net payable to Oncor included a $79 million federal income tax payable offset by a $31 million state margin tax receivable. Additionally, at March 31, 2015 we had a noncurrent tax payable to Oncor of $69 million recorded in other noncurrent liabilities and deferred credits and a noncurrent tax receivable from Oncor Holdings of $4 million recorded in other noncurrent assets. At December 31, 2014, our net current amount payable to Oncor Holdings totaled $120 million, all of which related to Oncor. The $120 million net payable to Oncor included a $144 million federal income tax payable offset by a $24 million state margin tax receivable. Additionally, at December 31, 2014 we had noncurrent tax payable to Oncor of $64 million recorded in other noncurrent liabilities and deferred credits.

For the three months ended March 31, 2015 and 2014, EFH Corp. received income tax payments from Oncor Holdings totaling $6 million and $5 million, respectively. For both the three months ended March 31, 2015 and 2014, EFH Corp. received no income tax payments from Oncor.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2015 and December 31, 2014, TCEH had posted letters of credit and/or cash in the amount of $9 million for the benefit of Oncor.

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

•
EFH Corp.'s condensed consolidated balance sheets reflect unfunded pension and OPEB liabilities related to plans that it sponsors, but also reflects a receivable from Oncor for that portion of the unfunded liabilities for which Oncor is contractually responsible, substantially all of which is expected to be recovered in Oncor's rates. At both March 31, 2015 and December 31, 2014, the receivable amount relates only to the EFH Corp. pension plan and totaled $47 million. The amounts are classified as a noncurrent receivable from unconsolidated subsidiary. Net amounts of pension and OPEB expenses recognized in the three months ended March 31, 2015 and 2014 are not material.

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

The business segment results reflect the application of ASC 852, Reorganizations. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1 to the Financial Statements in our 2014 Form 10-K. Our chief operating decision maker uses more than one measure to assess segment performance, including reported segment net income (loss), which is the measure most comparable to consolidated net income (loss) prepared based on GAAP. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices or regulated rates. Certain shared services costs are allocated to the segments.

	Three Months Ended March 31,
	2015	2014
Operating revenues (all Competitive Electric)	$1,272	$1,517
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of noncontrolling interests of $20 and $21)	$75	$80
Net income (loss):
Competitive Electric	$(1,336)	$(567)
Regulated Delivery	75	80
Corporate and Other	(266)	(122)
Consolidated net loss	$(1,527)	$(609)

17.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended March 31,
	2015	2014
Other income:
Office space rental income (a)	$3	$3
Mineral rights royalty income (b)	1	1
All other	4	5
Total other income	$8	$9
Other deductions:
Impairment of favorable purchase contracts (Note 4) (b)	$8	$—
Impairment of emission allowances (Note 4) (b)	51	—
All other	1	—
Total other deductions	$60	$—
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

Restricted Cash

	March 31, 2015		December 31, 2014
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's DIP Facility (Note 9)	$—	$367	$—	$350
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 10) (a)	—	506	—	551
Other	6	—	6	—
Total restricted cash	$6	$873	$6	$901
____________

(a)	See Note 10 for discussion of letter of credit draws in 2014 and 2015.

Trade Accounts Receivable

	March 31, 2015	December 31, 2014
Wholesale and retail trade accounts receivable	$554	$604
Allowance for uncollectible accounts	(15)	(15)
Trade accounts receivable — net	$539	$589

Gross trade accounts receivable at March 31, 2015 and December 31, 2014 included unbilled revenues of $198 million and $239 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2015	2014
Allowance for uncollectible accounts receivable at beginning of period	$15	$14
Increase for bad debt expense	9	10
Decrease for account write-offs	(9)	(7)
Allowance for uncollectible accounts receivable at end of period	$15	$17

Inventories by Major Category

	March 31, 2015	December 31, 2014
Materials and supplies	$215	$214
Fuel stock	230	215
Natural gas in storage	25	39
Total inventories	$470	$468

Other Investments

	March 31, 2015	December 31, 2014
Nuclear plant decommissioning trust	$905	$893
Assets related to employee benefit plans, including employee savings programs, net of distributions	62	61
Land	36	37
Miscellaneous other	4	4
Total other investments	$1,007	$995

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

	March 31, 2015
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$295	$13	$—	$308
Equity securities (c)	281	321	(5)	597
Total	$576	$334	$(5)	$905

	December 31, 2014
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$288	$13	$—	$301
Equity securities (c)	276	320	(4)	592
Total	$564	$333	$(4)	$893
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.32% and 4.35% at March 31, 2015 and December 31, 2014, respectively, and an average maturity of 6 years at both March 31, 2015 and December 31, 2014.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2015 mature as follows: $80 million in one to five years, $72 million in five to ten years and $156 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2015	2014
Realized gains	$—	$1
Realized losses	$(1)	$—
Proceeds from sales of securities	$23	$33
Investments in securities	$(27)	$(37)

Property, Plant and Equipment

At March 31, 2015 and December 31, 2014, property, plant and equipment of $11.6 billion and $12.4 billion, respectively, is stated net of accumulated depreciation and amortization of $4.7 billion and $5.3 billion, respectively.

The estimated remaining useful lives of our lignite/coal and nuclear generation facilities range from 17 to 54 years. Those estimated lives are subject to change as market factors evolve, including changes in environmental regulation and wholesale electricity price forecasts.

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

In December 2014, the EPA signed the final Disposal of Coal Combustion Residuals from Electric Utilities rule, and in April 2015, the rule was posted in the Federal Register. While we continue to review the rule, our initial estimates are that it will result in approximately $100 million of capital expenditures from 2015 through 2020 for our lignite/coal fueled generation facilities. We are in the process of determining the effect of the rule on our asset retirement obligations.

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the three months ended March 31, 2015:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2014	$413	$165	$36	$614
Additions:
Accretion	6	5	1	12
Reductions:
Payments	—	(14)	—	(14)
Liability at March 31, 2015	419	156	37	612
Less amounts due currently	—	(58)	—	(58)
Noncurrent liability at March 31, 2015	$419	$98	$37	$554

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2015	December 31, 2014
Uncertain tax positions, including accrued interest	$75	$74
Retirement plan and other employee benefits (a)	244	243
Asset retirement and mining reclamation obligations	554	560
Unfavorable purchase and sales contracts	560	566
Nuclear decommissioning fund excess over asset retirement obligation (Note 15)	485	479
Other	181	155
Total other noncurrent liabilities and deferred credits	$2,099	$2,077
____________

(a)	Includes $47 million at both March 31, 2015 and December 31, 2014, representing pension liabilities related to Oncor (see Note 15).

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended March 31, 2015 and 2014. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2015	$24
2016	$24
2017	$24
2018	$24
2019	$24

Fair Value of Debt

	March 31, 2015		December 31, 2014
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 9)	$6,825	$6,852	$6,825	$6,830
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 10)	$35,411	$19,633	$35,857	$21,411
Long-term debt not subject to compromise, excluding capital lease obligations (Note 9)	$114	$115	$123	$119

We determine fair value in accordance with accounting standards as discussed in Note 13, and at March 31, 2015, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2015	2014
Cash payments related to:
Interest paid (a)	$671	$622
Capitalized interest	(3)	(7)
Interest paid (net of capitalized interest) (a)	$668	$615
Income taxes	$—	$—
Reorganization items (b)	$89	$—
Noncash investing and financing activities:
Construction expenditures (c)	$65	$30
____________

(a)	Net of amounts received under interest rate swap agreements. For the three months ended March 31, 2015, this amount also includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services.

(c)	Represents end-of-period accruals.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

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

See Note 16 to the Financial Statements for further information regarding reportable business segments.

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

For additional discussion of the Bankruptcy Filing and its effects, see Note 2 to the Financial Statements. See Note 9 to the Financial Statements for discussion of the DIP Facilities.

Proposed Restructuring Plan — On April 14, 2015, the Debtors filed the Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. For additional discussion see Note 2 to the Financial Statements.

Proposed Sale of EFH Corp.'s Indirect Economic Ownership Interest in Oncor — In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplate that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015, and each of the Debtors is currently assessing those submissions. For additional discussion see Note 2 to the Financial Statements.

Repayment of EFIH Second Lien Notes — In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under EFIH's DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility and paid an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of the date hereof, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at March 31, 2015 and December 31, 2014, we had effectively hedged an estimated 97% and 79%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2015 (assuming an 8.5 market heat rate). The majority of our third-party hedges are financial natural gas positions.

Commodity Price Sensitivities — The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at March 31, 2015, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2015	2016
$1.00/MMBtu change in natural gas price (a)(b)	$ ~9	$ ~220
0.1/MMBtu/MWh change in market heat rate (c)	$ ~3	$ ~17
___________

(a)	Balance of 2015 is from May 1, 2015 through December 31, 2015.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at March 31, 2015.

Impairment of Goodwill — In the three months ended March 31, 2015 and the years ended 2014, 2013 and 2012, we recorded $700 million, $1.6 billion, $1.0 billion and $1.2 billion, respectively, in noncash goodwill impairment charges (which were not deductible for income tax purposes) related to the Competitive Electric segment. The write-offs reflected the effect of lower wholesale electricity prices in ERCOT, driven by the sustained decline in natural gas prices. Recorded goodwill related to the Competitive Electric segment totaled $1.652 billion at March 31, 2015. See Note 4 to the Financial Statements for a description of the methods and key inputs and assumptions used by management to determine implied fair value of goodwill, the degree of uncertainty associated with those key inputs and assumptions, and the changes in circumstances that reasonably could be expected to affect the key inputs and assumptions.

The noncash impairment charges did not cause EFH Corp. or its subsidiaries to be in default under any of their respective debt covenants or have a material impact on liquidity.

Impairment of Long-Lived Assets — EFH Corp. records impairment losses on long-lived assets used in our operations when events and circumstances indicate the long-lived assets might be impaired and the undiscounted cash flows generated by those assets are less than the carrying amounts of the assets. During 2014, the decrease in forecasted wholesale electricity prices in ERCOT, potential effects from environmental regulations and changes to our operating plans led to recording $4.670 billion in noncash impairment charges substantially all related to our Martin Lake, Monticello and Sandow 5 generation facilities. During the three months ended March 31, 2015, continued decreases in forecasted wholesale electricity prices in ERCOT resulted in a $676 million noncash impairment charge recorded related to our Big Brown generation facility (see Note 6 to the Financial Statements for further discussion). Additional material impairments related to these or other of our generation facilities may occur in the future if forward wholesale electricity prices in ERCOT continue to decline or if the forecasted costs of producing electricity at our generation facilities increase.

Environmental Matters — See Note 11 to Financial Statements for a discussion of the CSAPR and other EPA actions as well as related litigation.

Recent Global Climate Change Legislation — Over the past several years, the EPA has taken a number of actions regarding GHG emissions. In December 2009, the EPA issued a finding that GHG emissions endanger human health and the environment and that emissions from motor vehicles contribute to that endangerment. The EPA's finding required it to begin regulating GHG emissions from motor vehicles, and the EPA ultimately extended regulation of GHG emissions to stationary sources under existing provisions of the federal Clean Air Act (CAA). In March 2010, the EPA determined that the CAA's Prevention of Significant Deterioration (PSD) program permit requirements would apply to newly identified pollutants such as GHGs when a nation-wide rule requiring the control of a pollutant takes effect. Under this determination, PSD permitting requirements became applicable to GHG emissions from planned stationary sources or planned modifications to stationary sources that had not been issued a PSD permit by January 2, 2011 - the first date that new motor vehicles were required to meet the new GHG standards. In June 2010, the EPA finalized its so-called "tailoring rule" that established new thresholds of GHG emissions for the applicability of permits under the CAA for stationary sources, including our electricity generation facilities. The EPA's tailoring rule defined a threshold of GHG emissions for determining applicability of the CAA's PSD and Title V permitting programs at levels greater than the emission thresholds contained in the CAA. In June 2014, the US Supreme Court ruled that the EPA's regulation of GHG emissions from motor vehicles did not mandate that the EPA implement permit requirements for stationary source GHGs, but upheld the EPA's permitting program in situations where the source is already required to permit emissions that have historically been covered under the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the US Supreme Court's decision.

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

Regional Haze — The Regional Haze Program of the Clean Air Act (CAA) establishes "as a national goal the prevention of any future, and the remedying of any existing, impairment of visibility in mandatory Class I federal areas, like national parks, which impairment results from man-made pollution." There are two components to the Regional Haze Program. First, states must establish goals for reasonable progress for Class I federal areas within the state and establish long-term strategies to reach those goals and to assist Class I federal areas in neighboring states to achieve reasonable progress set by those states towards a goal of natural visibility by 2064. Second, electricity generation units built between 1962 and 1977 are subject to best available retrofit technology (BART) standards designed to improve visibility. BART reductions of SO2 and NOX are required either on a unit-by-unit basis or are deemed satisfied by state participation in an EPA-approved regional trading program such as the CAIR or the CSAPR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the CAIR instead of the EPA's replacement CSAPR program. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of FIP regarding the regional haze BART program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. The consolidated cases now in the D.C. Circuit Court are currently stayed. Following the US Supreme Court's ruling in the CSAPR litigation, the case remains stayed in the D.C. Circuit Court. In December 2014, the EPA filed an unopposed motion to continue to hold the case in abeyance pending a decision in the CSAPR litigation that is pending in the D.C. Circuit Court on remand from the US Supreme Court as described in Note 11 to the Financial Statements.

In response to a lawsuit by environmental groups, the D.C. Circuit Court issued a consent decree in March 2012 that required the EPA to propose a decision on the Regional Haze SIP by May 2012 and finalize that decision by November 2012. The consent decree requires a FIP for any provisions that the EPA disapproves. The D.C. Circuit Court amended the consent decree and extended the dates for the EPA to propose and finalize a decision on the Regional Haze SIP to November 2014 and September 2015, respectively.

In June 2014, the EPA issued requests for information under Section 114 of the CAA to Luminant and other generators in Texas. In November 2014, the EPA released a proposed rule approving in part and disapproving in part Texas' SIP for Regional Haze and proposing a FIP for Regional Haze. In the proposed rule, the EPA asserts that the Texas SIP does not show reasonable progress in improving visibility for two areas in Texas and that its long-term strategy fails to make emission reductions needed to achieve reasonable progress in improving visibility in the Wichita Mountains of Oklahoma. Consistent with how the EPA has applied Regional Haze rules to other states, the EPA's final rule confirms that Texas's compliance with the CSAPR will satisfy its obligations under the BART portion of the Regional Haze Program. However, the EPA's proposed FIP for Texas goes beyond the requirements of the CSAPR and sets emission limits on a unit-by-unit basis for 15 electricity generation units in Texas. The EPA's proposed emission limits assume additional control equipment for specific coal fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven generation units and upgrades to existing scrubbers at seven generation units. Specifically for Luminant, the EPA's emission limitations are based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the proposed rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the proposed FIP (if those limits are even possible to attain) would likely challenge the long-term viability of those units. Luminant, the State of Texas, and many others filed comments on the EPA's proposal in April 2015, and the rule is expected to be finalized in September 2015. As discussed in detail in these comments, we and others believe this proposed rule is unlawful and must be withdrawn. As proposed, the scrubber upgrades would be required three years after the rule is finalized, and the new scrubbers would be required five years after the rule is finalized. Assuming the proposed rule is finalized in September 2015, compliance would be required beginning in September 2018 and September 2020, respectively. While we cannot predict the outcome of the final rule, the result may have a material impact on our results of operations, liquidity or financial condition.

Recent PUCT/ERCOT Actions — In the ERCOT market, a generation entity may submit a voluntary mitigation plan to the PUCT for ensuring compliance with the PUCT rules related to abuse of market power through economic withholding. In April 2015, Luminant submitted a voluntary mitigation plan, which is expected to be voted on by the PUCT in late May or June 2015. The proposed plan specifies offering practices that Luminant could use when offering its generation into the ERCOT day-ahead and real-time markets. If approved by the PUCT, adherence to the plan would provide Luminant with an absolute defense against allegations of abuse of market power through economic withholding with respect to the specific behaviors addressed by the plan.

Oncor Matters with the PUCT — 2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that the Texas Public Utility Regulatory Act no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015, and in April 2015 the court requested that the parties file responses to the petitions for review. These responses are due by May 26, 2015 unless the parties request, and the court grants, an extension. There is no deadline for the court to act after receipt of these responses. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $130 million loss (after-tax). Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates (PUCT Docket No. 43858) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In December 2014, Oncor filed an application to update the TCRF, which became effective March 1, 2015. This application was designed to reduce Oncor's billings for the period from March 2015 through August 2015 by $27 million.

Transmission Interim Rate Update Applications (PUCT Docket No. 44363) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In January 2015, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2015. Oncor's expected annualized revenues increased by an estimated $35 million with approximately $23 million of this increase recoverable through transmission costs charged to wholesale customers and $12 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

See Competitive Electric Segment – Financial Results below for a discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain (loss) from commodity hedging and trading activities; operating costs; depreciation and amortization and SG&A expenses.

In 2015, a noncash impairment of goodwill totaling $700 million was recorded in the Competitive Electric segment as discussed in Note 4 to the Financial Statements.

In 2015, noncash impairments of certain long-lived assets totaling $676 million were recorded in the Competitive Electric segment as discussed in Note 6 to the Financial Statements.

See Note 17 to the Financial Statements for details of other income and deductions.

Results in 2014 include fees for legal and other professional services associated with our debt restructuring activities prior to the Petition Date, which totaled $29 million and are reported in SG&A expenses. Of this amount, $17 million is included in the Competitive Electric segment results and $12 million is included in Corporate and Other activities. Legal and other professional services costs incurred with the Chapter 11 Cases since the Petition Date are now being reported in reorganization items as discussed below.

Interest expense and related charges decreased $254 million to $609 million in 2015. The decrease reflected:

•	$643 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases and the termination of the interest rate swap agreements, and

•	$51 million in lower amortization of pre-petition debt issuance, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise,

partially offset by

•	$302 million in expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors;

•	$73 million in interest expense on debtor-in-possession financing, and

•	$65 million in mark-to-market net gains on interest rate swaps in 2014.

See Note 7 to the Financial Statements for details of interest expense and related charges.

Reorganization items totaled $138 million in 2015 and included $50 million in legal advisory and representation services fees, $28 million in other professional consulting and advisory services fees, $28 million in fees associated with the repayment of EFIH Second Lien Notes in March 2015 and $32 million primarily related to contract claim adjustments. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $401 million and $360 million in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charge in 2015, the effective tax benefit rate was 30.8% and 34.3% in 2015 and 2014, respectively. See Note 5 to the Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Net loss for EFH Corp. increased $918 million to $1.527 billion in 2015.

•	Net loss for the Competitive Electric segment increased $769 million to $1.336 billion.

•	Earnings from the Regulated Delivery segment decreased $5 million to $75 million.

•
After-tax net expenses from Corporate and Other activities totaled $266 million and $122 million in 2015 and 2014, respectively. The change primarily reflects $82 million ($128 million pre-tax) in higher interest expense reflecting interest payments as a result of the EFIH Second Lien Note repayment (see Note 10 to the Financial Statements) and charges of $42 million ($65 million pre-tax) for the Corporate and Other portion of reorganization items in 2015 discussed above, partially offset by charges of $8 million ($12 million pre-tax) in legal and other professional fees for the Corporate and Other portion of our debt restructuring activities in 2014.

Competitive Electric Segment
Financial Results

	Three Months Ended March 31,
	2015	2014
Operating revenues	$1,272	$1,517
Fuel, purchased power costs and delivery fees	(613)	(732)
Net gain (loss) from commodity hedging and trading activities	103	(219)
Operating costs	(193)	(214)
Depreciation and amortization	(215)	(327)
Selling, general and administrative expenses	(161)	(195)
Impairment of goodwill	(700)	—
Impairment of long-lived assets	(676)	—
Other income	3	5
Other deductions	(60)	(1)
Interest expense and related charges	(315)	(697)
Reorganization items	(73)	—
Loss before income taxes	(1,628)	(863)
Income tax benefit	292	296
Net loss	$(1,336)	$(567)

Competitive Electric Segment
Sales Volume and Customer Count Data

	Three Months Ended March 31,		% Change
	2015	2014
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	5,107	5,174	(1.3)%
Small business (a)	1,496	1,268	18.0%
Large business and other customers	2,868	2,271	26.3%
Total retail electricity	9,471	8,713	8.7%
Wholesale electricity sales volumes (b)	5,370	9,803	(45.2)%
Total sales volumes	14,841	18,516	(19.8)%

Average volume (kilowatt-hours) per residential customer (c)	3,402	3,424	(0.6)%

Weather (North Texas average) – percent of normal (d):
Heating degree days	120.0%	118.9%	0.9%

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential	1,503	1,506	(0.2)%
Small business (a)	175	173	1.2%
Large business and other customers	27	17	58.8%
Total retail electricity customers	1,705	1,696	0.5%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,		% Change
	2015	2014
Operating revenues:
Retail electricity revenues:
Residential	$691	$683	1.2%
Small business (a)	174	162	7.4%
Large business and other customers	188	160	17.5%
Total retail electricity revenues	1,053	1,005	4.8%
Wholesale electricity revenues (b)(c)	148	428	(65.4)%
Amortization of intangibles (d)	6	6	—%
Other operating revenues	65	78	(16.7)%
Total operating revenues	$1,272	$1,517	(16.2)%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains (losses)	$(1)	$35
Unrealized net gains (losses)	104	(254)
Total	$103	$(219)
____________

(a)	Customers with demand of less than 1 MW annually.

(b)
Upon settlement of physical derivative commodity contracts that we mark-to-market in net income, such as certain electricity sales and purchase agreements and coal purchase contracts, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, rather than contract price. The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale electricity sales agreements resulting from purchase accounting.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,		% Change
	2015	2014
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$38	$42	(9.5)%
Fuel for lignite/coal facilities	141	214	(34.1)%
Total nuclear and lignite/coal facilities	179	256	(30.1)%
Fuel for natural gas facilities and purchased power costs (a)	62	86	(27.9)%
Amortization of intangibles (b)	1	9	(88.9)%
Other costs	41	72	(43.1)%
Fuel and purchased power costs	283	423	(33.1)%
Delivery fees	330	309	6.8%
Total	$613	$732	(16.3)%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$7.25	$8.39	(13.6)%
Lignite/coal facilities (c)	$20.49	$21.07	(2.8)%
Natural gas facilities and purchased power (d)	$45.85	$53.26	(13.9)%

Delivery fees per MWh	$34.71	$35.40	(1.9)%

Production and purchased power volumes (GWh):
Nuclear facilities	5,283	5,066	4.3%
Lignite/coal facilities (e)	8,797	12,414	(29.1)%
Total nuclear and lignite/coal facilities	14,080	17,480	(19.5)%
Natural gas facilities	60	192	(68.8)%
Purchased power (f)	701	844	(16.9)%
Total energy supply volumes	14,841	18,516	(19.8)%

Capacity factors:
Nuclear facilities	106.4%	102.0%	4.3%
Lignite/coal facilities (e)	50.8%	71.7%	(29.1)%
Total	63.2%	78.5%	(19.5)%
____________

(a)	See note (b) to the Revenue and Commodity Hedging and Trading Activities table on previous page.

(b)
Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.

(c)
Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs and excludes unrealized amounts as discussed in footnote (b) to the Revenue and Commodity Hedging and Trading Activities table on the previous page.

(d)	Excludes volumes related to line loss and power imbalances and unrealized amounts referenced in footnote (d) immediately above.

(e)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 7,150 GWh and 3,740 GWh for the three months ended March 31, 2015 and 2014, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment — Financial Results — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenues decreased $245 million, or 16%, to $1.272 billion in 2015.

Retail electricity revenues increased $48 million, or 5%, to $1.053 billion in 2015 reflecting an $87 million increase due to higher retail sales volumes, partially offset by $39 million in lower average retail sales prices. Retail sales volumes increased 9% driven by a 23% increase in business markets sales volumes. Lower average retail prices were driven by lower average electricity prices and change in business customer mix.

Wholesale electricity revenues decreased $280 million, or 65%, to $148 million in 2015 reflecting a $193 million decrease due to lower wholesale sales volumes and an $87 million decrease due to lower average sales prices. A 45% decrease in wholesale sales volumes was driven by lower generation volumes that resulted from increased economic backdown (including seasonal operations) at our generation facilities. The increased economic backdown of our generation facilities was primarily driven by a 44% decline in average wholesale electricity prices in 2015, which was impacted by lower natural gas prices during the period compared to natural gas prices in 2014. Lower average sales prices were driven by the impacts of lower natural gas prices on wholesale electricity prices.

A 29% decrease in lignite/coal fueled generation volumes reflected increased economic backdown (including seasonal operations) in 2015 as discussed above. A 4% increase in nuclear fueled generation volumes reflected the start of a refueling outage in the three months ended March 31, 2014.

Fuel, purchased power costs and delivery fees decreased $119 million, or 16%, to $613 million in 2015. Lignite/coal fuel costs decreased $73 million reflecting lower generation volumes, partially offset by higher lignite mining costs. Fuel for natural gas facilities and purchased power costs decreased $24 million reflecting lower generation from natural gas generation units and a 17% decrease in purchased power volumes. Natural gas purchases for resale decreased $17 million due to lower prices for natural gas. ERCOT ancillary service fees were $14 million lower in 2015 due to lower prices. Amortization of intangibles decreased $8 million reflecting decreased amortization of favorable purchase contracts due to impairments recorded at the end of 2014. Delivery fees increased $21 million reflecting higher volumes and delivery rates.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $103 million in net gains and $219 million in net losses for the three months ended March 31, 2015 and 2014, respectively, and included the natural gas hedging positions as well as other hedging positions.

	Three Months Ended March 31, 2015
	Net Realized Gains (Losses)	Net Unrealized Gains	Total
Hedging positions	$4	$94	$98
Trading positions	(5)	10	5
Total	$(1)	$104	$103

	Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$40	$(257)	$(217)
Trading positions	(5)	3	(2)
Total	$35	$(254)	$(219)

Net realized gains (losses) on hedging and trading positions decreased by $36 million in 2015 reflecting lower hedging gains from the natural gas hedging program in 2015.

The increase in net unrealized gains on hedging and trading positions of $358 million in 2015 reflected unrealized gains and lower recognized losses in our natural gas hedging program. The decrease in market prices during 2015, as noted above in our discussion of wholesale revenues, resulted in unrealized gains on our hedging positions. Unrealized losses in 2014 in the natural gas hedging program reflected the reversal of previously recognized unrealized gains as those transactions settled.

Operating costs decreased $21 million, or 10%, to $193 million in 2015. The decrease was driven by $16 million of lower maintenance and other costs at lignite/coal fueled generation facilities and $11 million in lower nuclear maintenance costs reflecting the start of a spring refueling outage in 2014, partially offset by $5 million in severance costs in 2015.

Depreciation and amortization expenses decreased $112 million, or 34%, to $215 million in 2015 primarily reflecting reduced depreciation expense resulting from the effect of noncash impairments of certain long-lived assets recorded at the end of 2014.

SG&A expenses decreased $34 million, or 17%, to $161 million in 2015 reflecting $17 million in legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date being reported in SG&A in 2014, compared to legal and professional service costs associated with the Chapter 11 Cases since the Petition Date being reported in reorganization items as discussed below. SG&A expenses in 2015 are also lower due to $7 million in management fees paid to the Sponsor Group prior to the Petition Date (see Note 15 to the Financial Statements) and $9 million in lower employee compensation and benefits costs.

In 2015, a noncash impairment of goodwill totaling $700 million was recorded as discussed in Note 4 to the Financial Statements.

In 2015, noncash impairments of certain long-lived assets totaling $676 million were recorded as discussed in Note 6 to the Financial Statements.

Other deductions totaled $60 million in 2015 and $1 million in 2014. Other deductions in 2015 included $51 million related to impairment of environmental allowances and $8 million related to favorable purchase contracts (see Note 4 to the Financial Statements).

Interest expense and related charges decreased $382 million, or 55%, to $315 million in 2015. The decrease reflected:

•	$701 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases and the termination of the interest rate swap agreements, and

•	$65 million in lower amortization of pre-petition debt issuances, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise,

partially offset by

•	$302 million in expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors;

•	$64 million in mark-to-market net gains on interest rate swaps in 2014, and

•	$15 million in interest expense on debtor-in-possession financing.

Reorganization items totaled $73 million in 2015 and included $26 million in legal advisory and representation services fees, $17 million in other professional consulting and advisory services fees and $32 million primarily related to contract claim adjustments. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $292 million and $296 million on pretax losses in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charge in 2015, the effective tax rate was 31.4% in 2015 and 34.3% in 2014. The decrease in the effective income tax rate is driven primarily by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015, offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges in 2015.

Net loss for the Competitive Electric segment increased $769 million to $1.336 billion in 2015. The change reflected the noncash impairment of goodwill, the noncash impairments of certain long-lived assets and reorganization items, partially offset by the decrease in interest expense and related charges and improved results from hedging and trading activities.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2015 and 2014. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $101 million in unrealized net gains in 2015 and $250 million in unrealized net losses in 2014 arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Three Months Ended March 31,
	2015	2014
Commodity contract net asset at beginning of period	$180	$525
Settlements/termination of positions (a)	(24)	(71)
Changes in fair value of positions in the portfolio (b)	125	(179)
Other activity (c)	(1)	14
Commodity contract net asset at end of period	$280	$289
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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at March 31, 2015, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at March 31, 2015
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$151	$37	$188
Prices provided by other external sources	29	3	32
Prices based on models	47	13	60
Total	$227	$53	$280

FINANCIAL CONDITION

Cash Flows — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 — Cash used in operating activities totaled $407 million and $431 million in 2015 and 2014, respectively. The decrease in cash used of $24 million was driven by a decrease in cash used for margin deposits and other operating assets and liabilities, partially offset by cash used to pay reorganization costs and higher cash interest payments as a result of the EFIH Second Lien Note repayment (see Note 10 to the Financial Statements).

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated income (loss) by $36 million and $41 million for the three months ended March 31, 2015 and 2014, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated income (loss) consistent with industry practice, and amortization of intangible assets arising from purchase accounting that is reported in various other condensed statements of consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $483 million and $190 million in 2015 and 2014, respectively. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment. Activity in 2014 reflected $185 million principal amount of pollution control revenue bonds tendered.

Cash used in investing activities totaled $101 million in 2015 compared to cash provided by investing activities of $137 million in 2014. Cash used in 2015 reflected capital expenditures (including nuclear fuel purchases) totaling $126 million, partially offset by $25 million in restricted cash released from an escrow account when certain letters of credit were drawn. Cash provided in 2014 reflected $285 million in restricted cash released from an escrow account when certain letters of credit were drawn, partially offset by capital expenditures (including nuclear fuel purchases) totaling $145 million.

Debt Activity — Debt activities during the three months ended March 31, 2015 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses). There were no borrowings in the three months ended March 31, 2015.

Settlements
TCEH (a)	$(7)
EFCH	(2)
EFIH (b)	(445)
EFH Corp. (c)	(2)
Total	$(456)
___________

(a)	Settlements include $6 million of payments of principal at scheduled maturity dates and $1 million of payments of capital lease liabilities.

(b)	Settlements represent cash repayments of pre-petition debt as approved by the Bankruptcy Court (see Note 10 to the Financial Statements).

(c)	Settlements are noncash.

See Notes 9 and 10 to the Financial Statements for further detail of debtor-in-possession borrowing facilities and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the three months ended March 31, 2015:

	Available Liquidity
	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents – EFH Corp. and other	$428	$428	$—
Cash and cash equivalents – EFIH	392	1,157	(765)
Cash and cash equivalents – TCEH (a)	1,617	1,843	(226)
Total cash and cash equivalents	2,437	3,428	(991)
TCEH DIP Revolving Credit Facility (b)	1,950	1,950	—
Total liquidity (b)	$4,387	$5,378	$(991)
___________

(a)
Cash and cash equivalents at March 31, 2015 and December 31, 2014 exclude $873 million and $901 million, respectively, of restricted cash held for letter of credit support. The March 31, 2015 restricted cash balance includes $506 million under the TCEH pre-petition Letter of Credit Facility and $367 million under the TCEH DIP Facility.

(b)
Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of cash borrowings outstanding under the TCEH DIP Revolving Credit Facility without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

The decrease in available liquidity of $991 million in the three months ended March 31, 2015 compared to December 31, 2014 was driven by the EFIH Second Lien Note repayment totaling $750 million (see Note 10 to the Financial Statements). The decrease also reflected $126 million in capital expenditures (including nuclear fuel purchases) and $74 million of cash used to pay reorganization items in 2015. See discussion of cash flows above.

Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date (including with respect to our pre-petition debt instruments).

The Bankruptcy Court approved final orders in June 2014 authorizing the TCEH DIP Facility and the EFIH DIP Facility (see Note 9 to the Financial Statements). The TCEH DIP Facility provides for $3.375 billion in senior secured, super-priority financing. The EFIH First Lien DIP Facility provides for $5.4 billion in senior secured, super-priority financing.

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

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $74 million and $37 million for the three months ended March 31, 2015 and 2014, respectively. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Liquidity Effects of Commodity Hedging and Trading Activities — We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. TCEH uses cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 9 to the Financial Statements for discussion of the TCEH DIP Facility.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At March 31, 2015, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At March 31, 2015, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$1 million in cash has been posted with counterparties as compared to $9 million posted at December 31, 2014;

•	$97 million in cash has been received from counterparties as compared to $26 million received at December 31, 2014;

•	$200 million in letters of credit have been posted with counterparties, as compared to $329 million posted at December 31, 2014, and

•	$12 million in letters of credit have been received from counterparties, as compared to $3 million received at December 31, 2014.

Because certain agreements related to these activities are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements. If the agreements are terminated, such cash and letter of credit postings may be used in the ultimate settlement of the positions. See Note 14 to the Financial Statements for discussion of agreements terminated subsequent to the Bankruptcy Filing.

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

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $50 million, and no payments or refunds of federal income taxes are expected. There were no material income tax payments for the three months ended March 31, 2015 and 2014.

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

The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00, beginning with the test period ending June 30, 2014. The ratio was 1.12 to 1.00 at March 31, 2015, and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the TCEH DIP Facility) for the three and twelve months ended March 31, 2015 totaled $390 million and $1.956 billion, respectively. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

See Note 9 to the Financial Statements for discussion of other covenants related to the DIP Facilities.

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

Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At March 31, 2015, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $22 million, with $9 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2015, TCEH posted letters of credit in the amount of $62 million, which are subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $65 million at March 31, 2015 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Under the terms of a TCEH rail car lease, which has $35 million in remaining lease payments at March 31, 2015 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Under the terms of another TCEH rail car lease, which has $37 million in remaining lease payments at March 31, 2015 and terminates in 2029, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Guarantees — See Note 11 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 11 to the Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 11 to the Financial Statements for discussion of commitments and contingencies.

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

	March 31, 2015	December 31, 2014
Month-end average MtM VaR:	$76	$50
Month-end high MtM VaR:	$97	$129
Month-end low MtM VaR:	$59	$22

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

	March 31, 2015	December 31, 2014
Month-end average EaR:	$31	$27
Month-end high EaR:	$34	$60
Month-end low EaR:	$26	$4

The decrease in the month end high MtM VaR risk measure during 2015 reflected lower natural gas prices and lower market volatility.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $785 million at March 31, 2015. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at March 31, 2015 include $449 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $54 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables and amounts associated with derivative instruments related to hedging and trading activities. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At March 31, 2015, the exposure to credit risk from these counterparties totaled $336 million consisting of accounts receivable of $50 million and net asset positions related to commodity contracts of $286 million, after taking into account the netting provisions of the master agreements described above but before taking into account $106 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $230 million decreased $15 million in the three months ended March 31, 2015.

Of this $230 million net exposure, 90% is with investment grade customers and counterparties, as determined by our internal credit evaluation process which includes publicly available information including major rating agencies' published ratings as well as internal credit methodologies and credit scoring models. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties based on, but not limited to, the assigned credit rating, margining and collateral management.

The following table presents the distribution of credit exposure at March 31, 2015. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2015) recognized as derivative assets in the condensed consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 14 to the Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$308	$102	$206
Below investment grade	28	4	24
Totals	$336	$106	$230
Investment grade	91.7%		89.6%
Below investment grade	8.3%		10.4%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 21%, 21% and 20% of the $230 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in our 2014 Form 10-K and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
our ability to obtain the necessary votes from the required creditors and stakeholders and the approval from the Bankruptcy Court for the Plan of Reorganization, particularly prior to the expiration of the exclusivity period granted by the Bankruptcy Court;

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

◦
changes in and compliance with environmental and safety laws and policies, including the CSAPR, the Mercury and Air Toxics Standard, regional haze program implementation and greenhouse gas and other climate change initiatives, and

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. Based on the evaluation performed as of March 31, 2015, our principal executive officer and principal financial officer concluded that due to the material weakness in our internal control over financial reporting related to accounting for deferred income taxes, as previously disclosed in our 2014 Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2015. In light of the material weakness in internal control over financial reporting, management completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for deferred income taxes, prior to filing this quarterly report on Form 10-Q.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in internal control over financial reporting related to accounting for deferred income taxes, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, no restatement of our previously issued consolidated financial statements was required.

Previously Reported Material Weakness

As previously disclosed in our 2014 Form 10-K, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2014 due to a material weakness in accounting for deferred income taxes. Pursuant to SEC rules and regulations, a material weakness is "a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis".

In response to the material weakness described above, during the three months ended March 31, 2015, we began implementing a plan of remediation to strengthen our overall internal control over accounting for deferred income taxes. The remediation plan includes the following steps:

•	enhancing the formality and rigor of review and documentation related to our deferred income tax reconciliation procedures,

•
implementing additional oversight and monitoring controls over our deferred income tax review processes that are designed to operate at a level of precision to detect an error resulting from a related control failure before it results in a material misstatement of our financial statements, and

•	hiring key personnel in our tax department and further evaluating staffing levels to ensure the execution of timely and rigorous control procedures.

Management is still evaluating new controls and procedures. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent improvements in our controls.

Changes in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have continued to remediate the underlying causes of the material weakness. Other than with respect to the ongoing plan for remediation of the material weakness, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Reference is made to the discussion in Note 11 to the Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K except as set forth below and for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2014 Form 10-K. The risks described in such reports are not the only risks facing our company.

We may not be able to obtain the requisite acceptances of constituencies in the Chapter 11 Cases for, or confirmation by the Bankruptcy Court of, the Plan of Reorganization, and we may not be able to consummate the Plan of Reorganization.

We filed a Plan of Reorganization on April 14, 2015. We may not receive the requisite acceptances of constituencies in the Chapter 11 Cases for the Plan of Reorganization. Even if the requisite acceptances of the Plan of Reorganization are received, the Bankruptcy Court may not confirm the Plan of Reorganization. In addition, completion of the Plan of Reorganization is subject to the satisfaction of certain conditions precedent. There can be no assurance that such acceptance and confirmation will be obtained, or that such conditions will be satisfied, and therefore, that the Plan of Reorganization will be completed.

Furthermore, even if the requisite acceptances of constituencies in the Chapter 11 Cases for the Plan of Reorganization are received and the Plan of Reorganization is confirmed by the Bankruptcy Court, there can be no assurance as to the timing or as to whether the effective date of the reorganization contemplated therein will occur. If the Plan of Reorganization does not receive the requisite acceptances or is not confirmed or if it does receive the requisite acceptances and is confirmed but the effective date of the reorganization contemplated therein does not occur, it may become necessary to amend the Plan of Reorganization to provide for alternative treatment of claims and interests which may result in holders of claims and interests receiving significantly less or no value for their claims and interests in the Chapter 11 Cases. If any modifications to the Plan of Reorganization are material, it may be necessary to re-solicit votes from holders of claims and interests adversely affected by the modifications with respect to such Plan of Reorganization.

Item 4.	MINE SAFETY DISCLOSURES

We currently own and operate 12 surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. The 12 mines include eight that are active, two that are in development and two that are currently idle. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects US mines, including ours, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95(a) to this quarterly report on Form 10-Q.

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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2015.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the three and twelve months ended March 31, 2015

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 7, 2015