Form 10-Q
period 2015-06-30
Energy Future Holdings Corp /TX/
filed 2015-08-03
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

At July 31, 2015, there were 1,669,861,379 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

Disclosure Statement
Amended Disclosure Statement for the Debtors' Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in July 2015, as it may be amended, modified or supplemented from time to time

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

Plan of Reorganization
Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in July 2015, as it may be amended, modified or supplemented from time to time

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

US	United States of America

VIE	variable interest entity

v

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Operating revenues	$1,256	$1,406	$2,527	$2,924
Fuel, purchased power costs and delivery fees	(646)	(656)	(1,259)	(1,388)
Net gain (loss) from commodity hedging and trading activities	20	27	123	(192)
Operating costs	(217)	(242)	(410)	(455)
Depreciation and amortization	(222)	(333)	(440)	(663)
Selling, general and administrative expenses	(177)	(193)	(355)	(411)
Impairment of goodwill (Note 4)	—	—	(700)	—
Impairment of long-lived assets (Note 6)	—	(21)	(676)	(21)
Other income (Note 17)	12	6	19	14
Other deductions (Note 17)	(2)	(2)	(61)	(2)
Interest income	—	—	—	1
Interest expense and related charges (Note 7)	(380)	(571)	(988)	(1,436)
Reorganization items (Note 8)	(68)	(665)	(207)	(665)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(424)	(1,244)	(2,427)	(2,294)
Income tax benefit (Note 5)	137	398	537	759
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 3)	75	72	151	152
Net loss	$(212)	$(774)	$(1,739)	$(1,383)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Net loss	$(212)	$(774)	$(1,739)	$(1,383)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $—, $—, $1 and $1)	—	(2)	(2)	(3)
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $— in all periods)	—	1	1	1
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax benefit of $— in all periods)	—	1	1	1
Total other comprehensive income (loss)	—	—	—	(1)
Comprehensive loss	$(212)	$(774)	$(1,739)	$(1,384)

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(1,739)	$(1,383)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	514	742
Deferred income tax benefit, net	(410)	(666)
Impairment of goodwill (Note 4)	700	—
Impairment of long-lived assets (Note 6)	676	21
Contract claims adjustments (Note 8)	28	—
Fees paid on EFIH Second Lien Notes repayment (Note 10) (reported as financing activities)	28	—
Fees paid for DIP Facilities (Note 9) (reported as financing activities)	—	180
Loss on exchange and settlement of EFIH First Lien Notes (Note 9)	—	108
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	(74)	549
Unrealized net (gain) from mark-to-market valuations of interest rate swaps (Note 7)	—	(1,303)
Liability adjustment arising from termination of interest rate swaps (Note 14)	—	278
Noncash realized loss on termination of interest rate swaps (Note 7)	—	1,237
Noncash realized gain on termination of natural gas hedging positions (Note 14)	—	(117)
Interest expense on toggle notes payable in additional principal (Note 7)	—	65
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 7)	—	72
Equity in earnings of unconsolidated subsidiaries	(151)	(152)
Distributions of earnings from unconsolidated subsidiaries	120	77
Impairment of intangible assets (Note 4)	59	—
Other, net	27	34
Changes in operating assets and liabilities:
Margin deposits, net	46	(300)
Accrued interest	(2)	509
Other operating assets and liabilities, including liabilities subject to compromise	(394)	(133)
Cash used in operating activities	(572)	(182)
Cash flows — financing activities:
Repayments/repurchases of debt (Notes 9 and 10)	(456)	(2,524)
Fees paid on EFIH Second Lien Notes repayment (Note 10)	(28)	—
Proceeds from DIP Facilities before fees paid (Note 9)	—	4,989
Fees paid for DIP Facilities (Note 9)	—	(180)
Other, net	—	1
Cash provided by (used in) financing activities	(484)	2,286

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	$(194)	$(189)
Nuclear fuel purchases	(11)	(36)
Changes in restricted cash	(4)	310
Proceeds from sales of nuclear decommissioning trust fund securities	73	85
Investments in nuclear decommissioning trust fund securities	(81)	(93)
Other, net	8	4
Cash provided by (used in) investing activities	(209)	81

Net change in cash and cash equivalents	(1,265)	2,185
Cash and cash equivalents — beginning balance	3,428	1,217
Cash and cash equivalents — ending balance	$2,163	$3,402

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2,163	$3,428
Restricted cash (Note 17)	405	6
Trade accounts receivable — net (Note 17)	680	589
Inventories (Note 17)	441	468
Commodity and other derivative contractual assets (Note 14)	396	492
Other current assets	81	100
Total current assets	4,166	5,083
Restricted cash (Note 17)	506	901
Receivable from unconsolidated subsidiary (Note 15)	47	47
Investment in unconsolidated subsidiary (Note 3)	6,087	6,058
Other investments (Note 17)	1,006	995
Property, plant and equipment — net (Note 17)	11,491	12,397
Goodwill (Note 4)	1,652	2,352
Identifiable intangible assets — net (Note 4)	1,196	1,315
Commodity and other derivative contractual assets (Note 14)	17	5
Other noncurrent assets	104	95
Total assets	$26,272	$29,248
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under debtor-in-possession credit facilities (Note 9)	$6,825	$—
Long-term debt due currently (Note 9)	36	39
Trade accounts payable	373	406
Net payables due to unconsolidated subsidiary (Note 15)	148	237
Commodity and other derivative contractual liabilities (Note 14)	168	316
Margin deposits related to commodity contracts	64	26
Accumulated deferred income taxes	130	135
Accrued taxes	82	157
Accrued interest (Notes 7 and 10)	116	119
Other current liabilities	300	360
Total current liabilities	8,242	1,795
Borrowings under debtor-in-possession credit facilities (Note 9)	—	6,825
Long-term debt, less amounts due currently (Note 9)	119	128
Liabilities subject to compromise (Note 10)	36,934	37,432
Commodity and other derivative contractual liabilities (Note 14)	4	1
Accumulated deferred income taxes	317	713
Other noncurrent liabilities and deferred credits (Note 17)	2,118	2,077
Total liabilities	47,734	48,971
Commitments and Contingencies (Note 11)
Shareholders' equity (Note 12)	(21,462)	(19,723)
Total liabilities and equity	$26,272	$29,248

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

Bankruptcy Filing

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). In July 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. See Note 2 for further discussion regarding the Chapter 11 Cases and our recent filing of the Plan of Reorganization and the Disclosure Statement.

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

Changes in Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for the first quarter of 2015. This new requirement is relevant to our presentation of the equity method investment in Oncor and our presentation of TCEH. The new guidance eliminated a scope exception previously applicable to equity method investments, resulting in the requirement of further analysis of the presentation of the Oncor equity method investment. Based on our analysis, ASU 2014-08 will not materially affect our results of operations, financial position, or cash flows, unless a sale of our Oncor investment and/or a spin-off of TCEH is approved by the Bankruptcy Court (see Note 2), at which time presentation as discontinued operations may be appropriate.

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

In May 2015, the FASB issued Accounting Standards Update 2015-07 (ASU 2015-07) Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

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

Proposed Plan of Reorganization

A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court and is subject to the ultimate outcome of stakeholder negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. The Debtors have the exclusive right to file a Chapter 11 plan of reorganization in the Chapter 11 Cases through October 29, 2015 and the exclusive right to solicit the appropriate votes for any such plan it filed prior to such date until December 29, 2015 (collectively, the exclusivity period).

In July 2015, the Debtors filed with the Bankruptcy Court the Plan of Reorganization and the Disclosure Statement. In general, the Plan of Reorganization proposes a structure that involves a tax-free deconsolidation or tax-free spin-off of TCEH from EFH Corp. (Reorganized TCEH) and the reorganization of EFH Corp. and EFIH either (a) pursuant to a standalone plan of reorganization or (b) pursuant to a plan of reorganization backstopped by existing creditors and third-party investors. Pursuant to the Plan of Reorganization, among other things, holders of TCEH first lien secured claims would receive 100% of the common stock of Reorganized TCEH and 100% of the proceeds of new debt issued by Reorganized TCEH. Also, pursuant to the Plan of Reorganization, the Debtors would select the highest or otherwise best transaction to maximize value for reorganized EFH Corp. and EFIH.

The Plan of Reorganization is subject to revision in response to creditor and/or stakeholder claims and objections and the requirements of the Bankruptcy Code and/or the Bankruptcy Court. Unless the Plan of Reorganization receives the requisite approval from holders of claims and the Bankruptcy Court, upon expiration of the exclusivity period (which has already been extended to the maximum period permitted by the Bankruptcy Code, but which has been, as described below, contractually extended with certain creditors), any creditor or stakeholder would have the ability to file in the Chapter 11 Cases one or more Chapter 11 plans of reorganization. Under an agreed stipulation approved by the Bankruptcy Court, if the exclusivity period has not been terminated by December 29, 2015, certain creditor constituencies have agreed that they will not file a chapter 11 plan of reorganization (or a disclosure statement) or cause such a filing until the Bankruptcy Court issues a final ruling regarding the confirmation of the Plan of Reorganization and that until the issuance of such a ruling, the Debtors will prosecute the Plan of Reorganization with reasonable diligence.

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

The Plan of Reorganization and the Disclosure Statement contain or discuss certain projections of certain of the Debtors' financial performance for fiscal years 2015 through 2020. The Debtors do not, as a matter of course, publish their business plans, budgets or strategies, or make external projections or forecasts of their anticipated financial position or results of operations. The projections reflected numerous assumptions concerning our anticipated future performance and prevailing and anticipated market and economic conditions at the time they were prepared that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks, including those risks discussed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K and our subsequent quarterly reports on Form 10-Q. Our actual results will vary from those contemplated by the projections and the variations may be material.

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

Proposed Sale of EFH Corp.'s Indirect Economic Ownership Interest in Oncor

In September 2014, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s indirect economic ownership interest in Oncor. In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplated that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015. Following receipt and negotiation of second round bids, the Debtors elected not to select a stalking horse bid. The Debtors continue to engage in discussions with various interested parties regarding the formal auction process as well as potential transactions in the context of modifications to, or alternatives to, the Plan of Reorganization. Certain of the potential transactions the Debtors are discussing with certain creditor constituencies would involve converting Oncor into a real estate investment trust (a REIT).

Scheduling Matters

In July 2015, the Bankruptcy Court issued an order establishing (a) August 18, 2015 as the date for the hearing to approve the Disclosure Statement and (b) January 20, 2016 as the date for the hearing to confirm the Plan of Reorganization, provided that, if certain circumstances are met, the date for the hearing to confirm the Plan of Reorganization could potentially commence on October 5, 2015. These dates could be changed by the Bankruptcy Court (on its own, upon the motion of a party or upon the Debtors' request).

Mediation

In May 2015, the Bankruptcy Court issued an order authorizing and establishing mediation between the Debtors and certain TCEH stakeholders with respect to Plan of Reorganization issues that affect the TCEH Debtors' estates. In July 2015, the parties to the mediation and the mediator agreed to extend mediation to October 31, 2015 unless otherwise extended or terminated by the Bankruptcy Court or the mediator.

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

Operations During the Chapter 11 Cases

In general, the Debtors have received final bankruptcy court orders with respect to first day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the segregation of certain cash balances which require further order of the Bankruptcy Court for distribution, the continuation of customer contracts and programs at our retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities discussed in Note 9.

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

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. We have received approximately 10,000 filed claims since the Petition Date. We are in the process of reconciling those claims to the amounts listed in our schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of July 31, 2015, approximately 4,500 of those claims have been settled, withdrawn or expunged. To the extent claims are reconciled and resolved, we have recorded them at the expected allowed amount. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Beginning in November 2014, we began the process to request the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheets will be recognized as reorganization items in our condensed statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to our financial statements.

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

Since the Petition Date, we have renegotiated or rejected a limited number of executory contracts and unexpired leases. For the three and six months ended June 30, 2015, this activity has resulted in the recognition of approximately a $2 million benefit and a $28 million expense, respectively, in contract claim adjustment charges recorded in reorganization items as detailed in Note 8.

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

Non-Consolidation of Oncor and Oncor Holdings

Our investment in unconsolidated subsidiary as presented in the condensed consolidated balance sheets totaled $6.087 billion and $6.058 billion at June 30, 2015 and December 31, 2014, respectively, and consists almost entirely of our interest in Oncor Holdings, which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 24% and 25% of Oncor Holdings' consolidated operating revenues for the six months ended June 30, 2015 and 2014, respectively.

See Note 15 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $120 million and $77 million for the six months ended June 30, 2015 and 2014, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At June 30, 2015, $68 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2015, Oncor's regulatory capitalization ratio was 59.6% debt and 40.4% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$938	$912	$1,884	$1,829
Operation and maintenance expenses	(367)	(353)	(746)	(698)
Depreciation and amortization	(220)	(210)	(437)	(420)
Taxes other than income taxes	(108)	(106)	(220)	(215)
Other income	1	3	4	7
Other deductions	(7)	(4)	(12)	(7)
Interest income	—	1	1	2
Interest expense and related charges	(84)	(89)	(165)	(177)
Income before income taxes	153	154	309	321
Income tax expense	(58)	(63)	(119)	(129)
Net income	95	91	190	192
Net income attributable to noncontrolling interests	(20)	(19)	(39)	(40)
Net income attributable to Oncor Holdings	$75	$72	$151	$152

Assets and liabilities of Oncor Holdings at June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16	$5
Restricted cash	64	56
Trade accounts receivable — net	430	407
Trade accounts and other receivables from affiliates	138	118
Income taxes receivable from EFH Corp.	22	144
Inventories	76	73
Accumulated deferred income taxes	9	10
Prepayments and other current assets	92	91
Total current assets	847	904
Restricted cash	—	16
Other investments	98	97
Property, plant and equipment — net	12,777	12,463
Goodwill	4,064	4,064
Regulatory assets — net	1,321	1,429
Other noncurrent assets	71	67
Total assets	$19,178	$19,040
LIABILITIES
Current liabilities:
Short-term borrowings	$780	$711
Long-term debt due currently	111	639
Trade accounts payable — nonaffiliates	179	202
Income taxes payable to EFH Corp.	12	24
Accrued taxes other than income	103	174
Accrued interest	83	93
Other current liabilities	136	156
Total current liabilities	1,404	1,999
Accumulated deferred income taxes	1,925	1,978
Long-term debt, less amounts due currently	5,680	4,997
Other noncurrent liabilities and deferred credits	2,276	2,245
Total liabilities	$11,285	$11,219

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment and arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated noncash impairment charges	(15,990)
Balance at December 31, 2014	2,352
Additional noncash impairment charge in 2015	(700)
Balance at June 30, 2015 (a)	$1,652
____________

(a)	Net of accumulated impairment charges totaling $16.69 billion.

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

During the three months ended March 31, 2015, we experienced an impairment indicator related to decreases in forward wholesale electricity prices when compared to those prices reflected in our December 1, 2014 goodwill impairment testing analysis. As a result, the likelihood of a goodwill impairment had increased, and we initiated further testing of goodwill as of March 31, 2015. We completed our testing of goodwill for impairment during the period, which resulted in an impairment of $700 million of goodwill at March 31, 2015, which we reported in the Competitive Electric segment results. There were no significant changes to market factors identified in the three months ended June 30, 2015, and thus, there was no change to the goodwill balance during this same period.

There was no change to the goodwill balance for the three and six months ended June 30, 2014.

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

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	June 30, 2015			December 31, 2014
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$433	$30	$463	$425	$38
Capitalized in-service software	350	199	151	362	216	146
Other identifiable intangible assets (a)	80	26	54	460	291	169
Total identifiable intangible assets subject to amortization	$893	$658	235	$1,285	$932	353
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			6			7
Total identifiable intangible assets			$1,196			$1,315
____________

(a)	See discussion below regarding impairment charges recorded in the three months ended March 31, 2015 related to other identifiable intangible assets.

At June 30, 2015 and December 31, 2014, amounts related to fully amortized assets that are expired, or of no economic value, have been excluded from both the gross carrying and accumulated amortization amounts in the table above.

Amortization expense related to finite-lived identifiable intangible assets (including the condensed statements of consolidated income (loss) line item) consisted of:

Identifiable Intangible Asset	Condensed Statement of Consolidated Income (Loss) Line	Segment	Three Months Ended June 30,		Six Months Ended June 30,
			2015	2014	2015	2014
Retail customer relationship	Depreciation and amortization	Competitive Electric	$4	$6	$9	$11
Capitalized in-service software	Depreciation and amortization	Competitive Electric and Corporate and Other	11	11	22	23
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	Competitive Electric	7	18	12	36
Total amortization expense (a)			$22	$35	$43	$70
____________

(a)
Amounts recorded in depreciation and amortization totaled $18 million and $25 million for the three months ended June 30, 2015 and 2014, respectively, and $33 million and $51 million for the six months ended June 30, 2015 and 2014, respectively.

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

There were no impairments to intangible assets during the three months ended June 30, 2015.

Estimated Amortization of Identifiable Intangible Assets

The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2015	$75
2016	$63
2017	$50
2018	$29
2019	$15

5.	INCOME TAXES

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

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(424)	$(1,244)	$(2,427)	$(2,294)
Income tax benefit	$137	$398	$537	$759
Effective tax rate	32.3%	32.0%	22.1%	33.1%

For the three months ended June 30, 2015, the effective tax rate of 32.3% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the tax benefit recognized due to the Texas margin tax rate reduction in 2015. For the three months ended June 30, 2014, the effective tax rate of 32.0% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases.

For the six months ended June 30, 2015, the effective tax rate of 22.1% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible goodwill impairment charge (see Note 4) and nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges (see Notes 4 and 6) and the Texas margin tax rate reduction in the second quarter of 2015. For the six months ended June 30, 2014, the effective tax rate of 33.1% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases.

Liability for Uncertain Tax Positions

In June 2015, we signed a final agreed Revenue Agent Report (RAR) with the IRS and associated documentation for the 2008 and 2009 tax years. The Bankruptcy Court approved our signing of the RAR in July 2015. As a result of receiving, agreeing to and signing the final RAR, we reduced the liability for uncertain tax positions by $23 million, resulting in a $20 million reclassification to the accumulated deferred income tax liability and the recording of a $3 million income tax benefit recorded in the Competitive Electric segment results. Total cash payment to be assessed by the IRS for tax years 2008 and 2009, but not paid during the pendency of the Chapter 11 Cases, is approximately $15 million, plus any interest that may be assessed.

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

In July 2015, we filed notice with ERCOT that we intend to seasonally suspend operations at a second of the three units at our Martin Lake generation facility, with the units returning to service for the peak demand months of summer. In June 2015, we also assessed whether this planned notice constituted an impairment indicator for the Martin Lake generation facility and concluded that since the decision is expected to result in improved cash flows for the plant, it was not an indicator of impairment.

In the three months ended June 30, 2014, we wrote off previously incurred and deferred costs totaling $21 million for mining projects not expected to be completed due to economic forecasts and regulatory uncertainty. These charges have been recorded in impairment of long-lived assets in the Competitive Electric segment's results.

Additional material impairments may occur in the future with respect to these assets or other of our generation facilities if forward wholesale electricity prices continue to decline or forecasted costs of producing electricity at our generation facilities increase.

7.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest paid/accrued on debtor-in-possession financing	$74	$14	$146	$14
Adequate protection amounts paid/accrued (a)	306	211	609	211
Interest paid/accrued on pre-petition debt (b)	3	318	239	1,151
Interest expense on pre-petition toggle notes payable in additional principal (Note 10)	—	16	—	65
Noncash realized net loss on termination of interest rate swaps (offset in unrealized net gain) (c)	—	1,237	—	1,237
Unrealized mark-to-market net gain on interest rate swaps	—	(1,238)	—	(1,303)
Amortization of debt issuance, amendment and extension costs and discounts	—	16	—	67
Capitalized interest	(3)	(4)	(6)	(11)
Other	—	1	—	5
Total interest expense and related charges	$380	$571	$988	$1,436
____________

(a)	Post-petition period only.

(b)
For the six months ended June 30, 2015, amounts include $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 10). Includes amounts related to interest rate swaps totaling zero and $48 million for the three months ended June 30, 2015 and 2014, respectively, and zero and $194 million for the six months ended June 30, 2015 and 2014, respectively. Of the $194 million for the six months ended June 30, 2014, $127 million is included in the liability arising from the termination of TCEH interest rate swaps discussed in Note 14.

(c)	Includes $1.225 billion related to terminated TCEH interest rate swaps (see Note 14) and $12 million related to other interest rate swaps.

Interest expense for the six months ended June 30, 2015 reflects interest paid and accrued on debtor-in-possession financing (see Note 9), adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.616 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.235 billion net liability related to the TCEH interest rate swaps and natural gas hedging positions terminated shortly after the Bankruptcy Filing (see Note 14), in exchange for their consent to the senior secured, super-priority liens contained in the TCEH DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date, and interest paid on EFIH's pre-petition 11.00% Second Lien Notes due 2021 and 11.75% Second Lien Notes due 2022 as approved by the Bankruptcy Court in March 2015 (see Note 10). The interest rate applicable to the adequate protection amounts paid/accrued for the six months ended June 30, 2015 is 4.68% (one-month LIBOR plus 4.50%). In connection with the completion of the Plan of Reorganization, the amount of adequate protection payments may be adjusted to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the Plan of Reorganization by the Bankruptcy Court.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of adequate protection amounts as discussed above and post-petition interest payments on EFIH First Lien Notes in connection with the settlement in June 2014 as discussed in Note 9. Additionally, the Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 10. Additional payments may also be made upon approval by the Bankruptcy Court, at the federal judgment rate (see Note 11). Other than these amounts ordered or approved by the Bankruptcy Court, effective April 29, 2014, we discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated income (loss) for the three and six months ended June 30, 2015 and the post-petition period ended June 30, 2014 does not include $328 million, $616 million and $235 million, respectively, in contractual interest on pre-petition debt classified as LSTC, which has been stayed by the Bankruptcy Court effective on the Petition Date. For the three and six months ended June 30, 2015 and the post-petition period ended June 30, 2014, adequate protection paid/accrued presented below excludes $15 million, $29 million and $10 million, respectively, related to interest paid/accrued on the TCEH first-lien interest rate and commodity hedge claims (see Note 14), as such amounts are not included in contractual interest amounts below.

	Three Months Ended June 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$31	$—	$—	$31
EFIH	101	—	—	101
EFCH	2	—	—	2
TCEH	516	291	—	225
Eliminations (b)	(31)	—	—	(31)
Total	$619	$291	$—	$328

	Six Months Ended June 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued (a)	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$63	$—	$—	$63
EFIH	213	—	50	163
EFCH	3	—	—	3
TCEH	1,029	580	—	449
Eliminations (b)	(62)	—	—	(62)
Total	$1,246	$580	$50	$616

	Post-Petition Period Ended June 30, 2014
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Ordered Interest Paid/Accrued (a)	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$22	$—	$—	$22
EFIH	133	—	54	79
EFCH	1	—	—	1
TCEH	356	201	—	155
Eliminations (b)	(22)	—	—	(22)
Total	$490	$201	$54	$235
___________

(a)
Six months ended June 30, 2015 represents portion of interest related to the EFIH Second Lien Notes that was repaid based on the approval of the Bankruptcy Court; however, excludes $185 million of post-petition interest paid in 2015 that contractually related to 2014 and default interest (see Note 10). Post-petition period ended June 30, 2014 represents interest on EFIH First Lien Notes exchanged and settled in June 2014 (see Note 9).

(b)	Represents contractual interest on affiliate debt held by EFH Corp. and EFIH that is classified as liabilities subject to compromise.

8.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three and six months ended June 30, 2015 and the post-petition period ended June 30, 2014 as reported in the condensed statements of consolidated income (loss):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Post-Petition Period Ended June 30, 2014
Expenses related to legal advisory and representation services	$52	$102	$41
Expenses related to other professional consulting and advisory services	17	46	50
Contract claims adjustments	(2)	28	—
Fees associated with repayment of EFIH Second Lien Notes (Note 10)	—	28	—
Noncash liability adjustment arising from termination of interest rate swaps (Note 14)	—	—	278
Fees associated with completion of TCEH and EFIH DIP Facilities	—	—	185
Loss on exchange and settlement of EFIH First Lien Notes (Note 9)	—	—	108
Other	1	3	3
Total reorganization items	$68	$207	$665

9.	DEBTOR-IN-POSSESSION BORROWING FACILITIES AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

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

The TCEH DIP Facility and related available capacity at June 30, 2015 are presented below. Borrowings are reported in the condensed consolidated balance sheets as borrowings under debtor-in-possession credit facilities. In the June 30, 2015 condensed consolidated balance sheet the borrowings under the TCEH DIP Facility are reported as current liabilities since the maturity date of the facility is May 2016.

	June 30, 2015
TCEH DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
TCEH DIP Revolving Credit Facility (a)	$1,950	$1,950	$—
TCEH DIP Term Loan Facility (b)	1,425	—	401
Total TCEH DIP Facility	$3,375	$1,950	$401
___________

(a)
Facility used for general corporate purposes. No amounts were borrowed at June 30, 2015. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of TCEH DIP Revolving Credit Facility cash borrowings outstanding without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At both June 30, 2015 and December 31, 2014, all $1.425 billion of the TCEH DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount at June 30, 2015, $401 million is reported as cash and cash equivalents and $399 million is reported as restricted cash, which represents the amount of outstanding letters of credit.

Amounts borrowed under the TCEH DIP Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%. At both June 30, 2015 and December 31, 2014, the interest rate on outstanding borrowings was 3.75%. The TCEH DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Facility.

The TCEH DIP Facility will mature on the earlier of (a) the effective date of any reorganization plan, (b) upon the event of the sale of substantially all of TCEH's assets or (c) May 2016. The maturity date may be extended to no later than November 2016 subject to the satisfaction of certain conditions, including the payment of a 25 basis point extension fee, a requirement that an acceptable plan of reorganization has been filed on or prior to such extension and the availability of certain metrics of liquidity applicable to the TCEH Debtors. In addition, TCEH's existing cash collateral order expires in October 2015. The expiration of the cash collateral order is an event of default under the TCEH DIP Facility. Accordingly, absent an extension of the existing cash collateral order or a new cash collateral order (acceptable to the facility's lead arrangers and the Bankruptcy Court), the lenders under the TCEH DIP Facility could accelerate the obligations under the facility.

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

As of June 30, 2015, remaining borrowings under the EFIH DIP Facility, net of fees, along with existing cash on hand, totaled approximately $361 million, which was held as cash and cash equivalents. In the June 30, 2015 condensed consolidated balance sheet, the borrowings under the EFIH DIP Facility are reported as current liabilities since the maturity date of the facility is June 2016.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both June 30, 2015 and December 31, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. As of June 30, 2015, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

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

	June 30, 2015	December 31, 2014
EFH Corp. (parent entity)
8.82% Non-Debtor Building Financing due semiannually through February 11, 2022	$38	$40
Unamortized fair value premium (a)	7	7
Total EFH Corp.	45	47
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (b)	21	21
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (b)	26	29
Unamortized fair value discount (a)	(3)	(3)
Total EFCH	44	47
TCEH
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (c)	23	25
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015 (c)	—	4
Capital lease obligations	42	44
Other	2	2
Unamortized discount	(1)	(2)
Total TCEH	66	73
Total EFH Corp. consolidated	155	167
Less amounts due currently	(36)	(39)
Total long-term debt not subject to compromise	$119	$128
____________

(a)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(b)	Approved by the Bankruptcy Court for repayment.

(c)	Debt issued by trust and secured by assets held by the trust.

10.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Notes, loans and other debt per the following table	$34,679	$35,124
Accrued interest on notes, loans and other debt	749	804
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 14)	1,235	1,235
Trade accounts payable and other expected allowed claims	271	269
Total liabilities subject to compromise	$36,934	$37,432

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise.

	June 30, 2015	December 31, 2014
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$2
10% Fixed Senior Notes due January 15, 2020	3	3
10.875% Fixed Senior Notes due November 1, 2017	33	33
11.25% / 12.00% Senior Toggle Notes due November 1, 2017	27	27
5.55% Fixed Series P Senior Notes due November 15, 2014 (a)	90	90
6.50% Fixed Series Q Senior Notes due November 15, 2024 (a)	201	201
6.55% Fixed Series R Senior Notes due November 15, 2034 (a)	291	291
Unamortized fair value discount (b)	(118)	(118)
Total EFH Corp.	529	529
EFIH
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	322	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,750
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	243
Unamortized discount	(121)	(121)
Total EFIH	3,401	3,846
EFCH
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (b)	(1)	(1)
Total EFCH	8	8
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	3,809	3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017 (a)	$15,691	$15,691

	June 30, 2015	December 31, 2014
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,292
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (b)	(103)	(103)
Other:
Other	1	1
Unamortized discount	(91)	(91)
Total TCEH	31,474	31,474
Deferred debt issuance and extension costs	(733)	(733)
Total EFH Corp. consolidated notes, loans and other debt	$34,679	$35,124
___________

(a)	Excludes the following principal amounts of debt held by EFIH or EFH Corp. (parent entity) and eliminated in consolidation.

	June 30, 2015	December 31, 2014
EFH Corp. 5.55% Fixed Series P Senior Notes due November 15, 2014	$281	$281
EFH Corp. 6.50% Fixed Series Q Senior Notes due November 15, 2024	545	545
EFH Corp. 6.55% Fixed Series R Senior Notes due November 15, 2034	456	456
TCEH Floating Rate Term Loan Facilities due October 10, 2017	19	19
TCEH 10.25% Fixed Senior Notes due November 1, 2015	213	213
TCEH 10.25% Fixed Senior Notes due November 1, 2015, Series B	150	150
Total	$1,664	$1,664

(b)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

Repayment of EFIH Second Lien Notes

In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under EFIH's DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility in consideration of an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of June 30, 2015, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

TCEH Letter of Credit Facility Activity

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At June 30, 2015, the restricted cash related to the pre-petition TCEH Letter of Credit Facility totaled $506 million, and there were no outstanding letters of credit related to the pre-petition TCEH Letter of Credit Facility. Due to the default under the pre-petition TCEH Senior Secured Facilities, the letter of credit capacity is no longer available. In the first quarter of 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and in 2014, the subsidiary drew on the letter of credit in the amount of $150 million to settle amounts due from TCEH. The remaining $7 million under the letter of credit expired in July 2014. For the year ended December 31, 2014 and the six months ended June 30, 2015, $245 million and $45 million, respectively, of letters of credit have been drawn upon by counterparties to settle amounts due from TCEH. Included in the six months ended June 30, 2015 amount was $20 million drawn by certain executive officers to satisfy payments related to long-term incentive awards.

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

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at June 30, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 9. The notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at June 30, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 9. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

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

See Notes 9 and 10 for discussion of guarantees and security for certain of our post-petition and pre-petition debt.

Letters of Credit

At June 30, 2015, TCEH had outstanding letters of credit under credit facilities totaling $399 million as follows:

•	$226 million to support commodity risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•	$77 million to support executory contracts and insurance agreements;

•	$62 million to support TCEH's REP financial requirements with the PUCT, and

•	$34 million for other credit support requirements.

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

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes discussed in Note 9 and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. The indenture trustee also filed a motion in May 2014 asking the Bankruptcy Court to lift the automatic stay for cause in order to allow the trustee's notice purporting to rescind the automatic acceleration of the EFIH First Lien Notes to take effect. Following argument and briefing on cross motions for summary judgment, in March 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on almost all issues, including denying the indenture trustee's motion for summary judgment in full and granting the EFIH Debtors summary judgment on all but the issue of whether to lift the automatic stay. In July 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on the issue of whether to lift the automatic stay. The result of these two rulings is that the Bankruptcy Court has found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In July 2015, the indenture trustee appealed the Bankruptcy Court's ruling to the United States District Court for the District of Delaware. The EFIH Debtors intend to vigorously defend against this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). In the EFIH Second Lien Make-whole Claims, as of June 30, 2015, the amount of such claims alleged would have been equal to approximately $492 million plus reimbursement of expenses. In December 2014, the EFIH Debtors filed counterclaims for relief against the Second Lien indenture trustee, seeking declaratory relief that, among other things, EFIH is not obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium, if owing, would not constitute an allowed secured claim (EFIH Second Lien Counterclaims). As a result of EFIH's partial repayment of the EFIH Second Lien Notes, the indenture trustee for the EFIH Second Lien Notes amended its complaint in April 2015, and the EFIH Debtors filed an answer to such complaint in April 2015. In July 2015, the EFIH Debtors filed a motion for summary judgment in the adversary proceeding. The parties to the adversary proceeding expect that the Bankruptcy Court will hear argument regarding the summary judgment motion in September 2015. The EFIH Debtors intend to vigorously defend against the indenture trustee's claims.

In December 2014, the EFIH Debtors initiated litigation against the indenture trustee for the EFIH PIK Notes seeking, among other things, a declaratory judgment that EFIH is not obligated to pay a redemption premium in connection with the cash repayment of the EFIH PIK Notes and that any post-petition interest owing on these notes is to be paid at the statutory Federal Judgment Rate of interest. The indenture trustee for the EFIH PIK Notes filed a motion in February 2015 to dismiss the EFIH Debtors' complaint for declaratory relief, and the EFIH Debtors filed a brief in opposition to that motion in February 2015. If a redemption claim was allowed, as of June 30, 2015, such claims would be approximately $106 million. In June 2015, the Bankruptcy Court issued an opinion and entered an order dismissing the EFIH Debtors' adversary proceeding. However, in its opinion, the Bankruptcy Court noted that as an alternative the EFIH Debtors may file a claim objection to the EFIH PIK noteholders' claims made in the Chapter 11 Cases. In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption premium and post-petition interest at the contract rate under the EFIH PIK Notes. The EFIH Debtors intend to vigorously defend this against the EFIH PIK noteholders' claims.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Potential Inter/Intra Debtor Claims — In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc group of TCEH unsecured creditors; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. These motions are currently scheduled to be heard on August 11, 2015. In addition to the claims described above, certain of the Debtors (or creditors purporting to act derivatively in the name of a Debtor) may bring inter-Debtor or intra-Debtor claims (including claims under the Federal and State Income Tax Allocation Agreement among EFH Corp. and certain of its subsidiaries under which TCEH and EFH Corp. have previously filed claims in the Chapter 11 Cases) that could be material in amount. Certain of these creditors provided confidential disclosures to the Debtors in April 2015 regarding the material claims or causes of action for which they may seek standing to prosecute. We are currently evaluating these disclosures. Creditors who wish to seek derivative standing to prosecute claims on behalf of a Debtor relating to pre-petition transactions addressed by the discovery protocol governing the Debtors' Chapter 11 Cases are currently required to file motions seeking standing fifteen days after approval of a disclosure statement.

We cannot predict the timing or outcome of future proceedings, if any, related to these transactions. The outcome of any of these claims could be material and could affect the results of operations, liquidity or financial condition of a particular Debtor.

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

The CSAPR became effective January 1, 2015. In July 2015, following a remand of the case from the US Supreme Court to consider further legal challenges, the D.C. Circuit Court unanimously ruled in favor of us and other petitioners, holding that the CSAPR emissions budgets over-controlled Texas and other states. The D.C. Circuit Court remanded those states' budgets to the EPA for prompt reconsideration. We plan to participate in the EPA's reconsideration process to develop increased budgets that do not over-control Texas. While we cannot predict the outcome of future proceedings related to the CSAPR, including the EPA's reconsideration of the CSAPR emissions budgets for affected states, based upon our current operating plans we do not believe that the CSAPR will cause any material operational, financial or compliance issues.

State Implementation Plan (SIP)

In February 2013, in response to a petition for rulemaking filed by the Sierra Club, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. In 2014, as a result of a D.C. Circuit Court decision striking down an affirmative defense in another EPA rule, the EPA revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. We filed comments on the EPA proposal in November 2014. In May 2015, the EPA finalized the proposal. In June 2015, we filed a petition for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. The State of Texas and other parties have also filed similar petitions in the Fifth Circuit Court.

In June 2014, the Sierra Club filed a petition in the D.C. Circuit Court seeking review of several EPA regulations containing affirmative defenses for malfunctions, including the MATS rule for power plants. In the petition, the Sierra Club contends this affirmative defense is no longer permissible in light of a D.C. Circuit Court decision regarding similar defenses applicable to the cement industry. Luminant filed a motion to intervene in this case. In July 2014, the D.C. Circuit Court ordered the case stayed pending the EPA's consideration of a petition for administrative reconsideration of the regulations at issue. In December 2014, the EPA signed a proposal to make technical corrections to the MATS rule. We filed comments on this proposal in April 2015. Except as set forth above, we cannot predict the timing or outcome of future proceedings related to this petition, the petition for administrative reconsideration that is pending before the EPA or the financial effects of these proceedings, if any.

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

Equity

The following table presents the changes to equity for the six months ended June 30, 2015:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2	$7,968	$(27,563)	$(130)	$—	$(19,723)
Net loss	—	—	(1,739)	—	—	(1,739)
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(2)	—	(2)
Net effects of cash flow hedges	—	—	—	1	—	1
Net effects related to Oncor	—	—	—	1	—	1
Balance at June 30, 2015	$2	$7,968	$(29,302)	$(130)	$—	$(21,462)
________________

(a)	Authorized shares totaled 2,000,000,000 at June 30, 2015. Outstanding shares totaled 1,669,861,379 and 1,669,861,379 at June 30, 2015 and December 31, 2014, respectively.

The following table presents the changes to equity for the six months ended June 30, 2014:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$2	$7,962	$(21,157)	$(63)	$1	$(13,255)
Net loss	—	—	(1,383)	—	—	(1,383)
Effects of stock-based incentive compensation plans	—	4	—	—	—	4
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(3)	—	(3)
Net effects of cash flow hedges	—	—	—	1	—	1
Net effects related to Oncor	—	—	—	1	—	1
Investment by noncontrolling interests	—	—	—	—	1	1
Other	—	—	—	—	(2)	(2)
Balance at June 30, 2014	$2	$7,966	$(22,540)	$(64)	$—	$(14,636)
________________

(a)	Authorized shares totaled 2,000,000,000 at June 30, 2014. Outstanding shares totaled 1,669,861,383 and 1,669,861,383 at June 30, 2014 and December 31, 2013, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2015. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 14)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(53)	$(77)	$(130)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(1)	(1)
Depreciation and amortization	1	—	1
Selling, general and administrative expenses	—	(2)	(2)
Income tax benefit (expense)	—	1	1
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	—	1
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(2)	—
Balance at June 30, 2015	$(51)	$(79)	$(130)

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

June 30, 2015
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$268	$92	$50	$3	$413
Nuclear decommissioning trust – equity securities (c)	380	219	—	—	599
Nuclear decommissioning trust – debt securities (c)	—	306	—	—	306
Total assets	$648	$617	$50	$3	$1,318
Liabilities:
Commodity contracts	$136	$27	$6	$3	$172
Total liabilities	$136	$27	$6	$3	$172

December 31, 2014
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$402	$46	$49	$—	$497
Nuclear decommissioning trust – equity securities (c)	375	217	—	—	592
Nuclear decommissioning trust – debt securities (c)	—	301	—	—	301
Total assets	$777	$564	$49	$—	$1,390
Liabilities:
Commodity contracts	$278	$25	$14	$—	$317
Total liabilities	$278	$25	$14	$—	$317
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in the condensed consolidated balance sheets. See Note 17.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2015 and 2014. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2015 and 2014.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2015 and December 31, 2014:

June 30, 2015
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$6	$(1)	$5	Valuation Model	Illiquid pricing locations (c)	$25 to $45/ MWh
					Hourly price curve shape (d)	$15 to $60/ MWh
Electricity congestion revenue rights	34	(4)	30	Market Approach (e)	Illiquid price differences between settlement points (f)	$0.00 to $10/MWh
Other (i)	10	(1)	9
Total	$50	$(6)	$44

December 31, 2014
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$4	$(5)	$(1)	Valuation Model	Illiquid pricing locations (c)	$30 to $50/ MWh
					Hourly price curve shape (d)	$20 to $70/ MWh
Electricity congestion revenue rights	38	(4)	34	Market Approach (e)	Illiquid price differences between settlement points (f)	$0.00 to $20.00/MWh
Coal purchases	—	(4)	(4)	Market Approach (e)	Illiquid price variances between mines (g)	$0.00 to $1.00/ton
					Illiquid price variances between heat content (h)	$0.30 to $0.40/ton
Other (i)	7	(1)	6
Total	$49	$(14)	$35
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

(f)	Based on the historical price differences between settlement points within the ERCOT hubs and load zones.

(g)	Based on the historical range of price variances between mine locations.

(h)	Based on historical ranges of forward average prices between different heat contents (potential energy in coal for a given mass).

(i)	Other includes contracts for ancillary services, natural gas, power options, diesel options and coal options.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net asset (liability) balance at beginning of period	$60	$(897)	$35	$(973)
Total unrealized valuation gains (losses)	(2)	(9)	14	(94)
Purchases, issuances and settlements (a):
Purchases	13	20	32	29
Issuances	(2)	(1)	(5)	(2)
Settlements	(17)	933	(25)	1,084
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	(8)	(1)	(7)	1
Net change (c)	(16)	942	9	1,018
Net asset balance at end of period	$44	$45	$44	$45
Unrealized valuation gains (losses) relating to instruments held at end of period	$1	$(9)	$9	$(5)
____________

(a)
Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received. Settlement amounts in 2014 reflect termination of the TCEH interest rate swaps and include the reversal of a nonperformance risk adjustment as discussed in Note 14.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts are reported in the condensed statements of consolidated income (loss) in net gain (loss) from commodity hedging and trading activities. Activity excludes changes in fair value in the month the positions settled as well as amounts related to positions entered into and settled in the same quarter.

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

Commodity Hedging and Trading Activity — TCEH has natural gas hedging positions designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas through 2016 in order to hedge a portion of electricity price exposure related to expected lignite/coal and nuclear fueled generation. TCEH also enters into derivatives, including electricity, natural gas, fuel oil, uranium, emission and coal instruments, generally for short-term hedging purposes. Consistent with existing Bankruptcy Court orders, to a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets. Unrealized gains and losses arising from changes in the fair value of hedging and trading instruments as well as realized gains and losses upon settlement of the instruments are reported in the condensed statements of consolidated income (loss) in net gain (loss) from commodity hedging and trading activities.

Interest Rate Swap Transactions — Interest rate swap agreements have been used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps were used to effectively reduce the hedged borrowing costs. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps were reported in the condensed statements of consolidated income (loss) in interest expense and related charges. As of June 30, 2015 and December 31, 2014, we had no active interest rate swap derivatives.

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

The derivative liability related to the TCEH interest rate swaps had included a nonperformance risk adjustment (resulting in a Level 3 valuation). This fair value adjustment reflected the counterparties' exposure to our credit risk. The amount of the adjustment was after consideration of derivative assets related to natural gas hedging positions with the same counterparties. The difference between the net liability arising upon the termination of the interest rate swaps and the natural gas hedging positions and the net derivative assets and liabilities recorded totaled $278 million, substantially all of which represented the nonperformance risk adjustment, and is reported as a noncash charge in reorganization items in the condensed statements of consolidated income (loss) in accordance with ASC 852-10, Reorganizations (see Note 8).

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014. All amounts relate to commodity contracts.

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current assets	$396	$—	$492	$—
Noncurrent assets	16	1	5	—
Current liabilities	—	(168)	—	(316)
Noncurrent liabilities	(2)	(2)	—	(1)
Net assets (liabilities)	$410	$(169)	$497	$(317)

At June 30, 2015 and December 31, 2014, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative (condensed statements of consolidated income (loss) presentation)	2015	2014	2015	2014
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$26	$11	$151	$(168)
Interest rate swaps (Interest expense and related charges) (b)	—	(47)	—	(128)
Interest rate swaps (Reorganization items) (Note 8)	—	(278)	—	(278)
Net gain (loss)	$26	$(314)	$151	$(574)
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

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three and six months ended June 30, 2015 and 2014. There were no amounts recognized in OCI for the three and six months ended June 30, 2015 and 2014.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedges) at June 30, 2015 and December 31, 2014 totaled $35 million and $36 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at June 30, 2015 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At June 30, 2015 and December 31, 2014, all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

June 30, 2015
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$413	$(163)	$(61)	$189
Derivative liabilities:
Commodity contracts	(172)	163	1	(8)
Net amounts	$241	$—	$(60)	$181

December 31, 2014
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$497	$(298)	$(16)	$183
Derivative liabilities:
Commodity contracts	(317)	298	2	(17)
Net amounts	$180	$—	$(14)	$166
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	2,534	1,687	Million MMBtu
Electricity	39,357	22,820	GWh
Congestion Revenue Rights (b)	109,345	89,484	GWh
Coal	6	10	Million US tons
Fuel oil	39	36	Million gallons
Uranium	151	150	Thousand pounds
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

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

At June 30, 2015 and December 31, 2014, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized and the liquidity exposure associated with those liabilities were immaterial.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that have resulted in the termination of such contracts as a result of the Bankruptcy Filing. Substantially all of the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, were triggered upon the Bankruptcy Filing, and substantially all of the contracts had been cancelled. There was no liquidity exposure associated with these liabilities at both June 30, 2015 and December 31, 2014. See Note 10 for a description of other pre-petition obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, were not material at both June 30, 2015 and December 31, 2014.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2015, total credit risk exposure to all counterparties related to derivative contracts totaled $524 million (including associated accounts receivable). The net exposure to those counterparties totaled $284 million at June 30, 2015 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $45 million. At June 30, 2015, the credit risk exposure to the banking and financial sector represented 65% of the total credit risk exposure and 46% of the net exposure.

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

•
On a quarterly basis, we accrue a management fee payable to the Sponsor Group under the terms of a management agreement. Related amounts expensed and reported as SG&A expense totaled $10 million for both the three months ended June 30, 2015 and 2014 and $20 million for both the six months ended June 30, 2015 and 2014. No payments were made in the three and six months ended June 30, 2015 and 2014. We had previously paid these fees on a quarterly basis, however, beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to TCEH and EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC), and fees accrued after the Petition Date have been reported in other noncurrent liabilities and deferred credits.

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

•
EFH Corp. and EFIH have purchased, or received in exchanges, certain debt securities of EFH Corp. and TCEH, which they have held. Principal and interest payments received by EFH Corp. and EFIH on these investments have been used, in part, to service their outstanding debt. These investments are eliminated in consolidation in these consolidated financial statements. EFIH held $1.282 billion principal amount of EFH Corp. debt and $79 million principal amount of TCEH debt at both June 30, 2015 and December 31, 2014. EFH Corp. held $303 million principal amount of TCEH debt at both June 30, 2015 and December 31, 2014.

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $224 million and $225 million for the three months ended June 30, 2015 and 2014, respectively, and $460 million and $465 million for the six months ended June 30, 2015 and 2014, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 reflect amounts due currently to Oncor totaling $138 million and $118 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a Federal and State Income Tax Allocation Agreement.

•
A subsidiary of EFH Corp. bills Oncor for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by $5 million and $7 million for the three months ended June 30, 2015 and 2014, respectively, and $10 million and $16 million for the six months ended June 30, 2015 and 2014, respectively.

•
A subsidiary of EFH Corp. bills TCEH subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges totaled $47 million and $44 million for the three months ended June 30, 2015 and 2014, respectively, and $98 million and $100 million for the six months ended June 30, 2015 and 2014, respectively.

•
See Note 10 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary arising from recurring transactions in the normal course.

•
For the three months ended March 31, 2015, TCEH settled a $15 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in 2014. In the three months ended June 30, 2015, TCEH purchased and settled $12 million of additional assets. In April 2014, prior to the Bankruptcy Filing, a subsidiary of EFH Corp. sold information technology assets to TCEH totaling $24 million. TCEH cash settled these transactions in April 2014. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our condensed consolidated balance sheets, will ultimately be sufficient to fund the future decommissioning liability, reported in noncurrent liabilities in our condensed consolidated balance sheets. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2015 and 2014 and $8 million for both the six months ended June 30, 2015 and 2014. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At June 30, 2015 and December 31, 2014, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $409 million and $479 million, respectively, and is reported in noncurrent liabilities. In June 2015, Luminant filed an updated nuclear decommissioning cost study and funding analysis with the PUCT.

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

At June 30, 2015, our net current amount payable to Oncor Holdings related to federal and state income taxes (reported in net payables due to unconsolidated subsidiary) totaled $10 million, $11 million of which related to Oncor. The $11 million net payable to Oncor included a $23 million federal income tax payable offset by a $12 million state margin tax receivable. Additionally, at June 30, 2015 we had a noncurrent tax payable to Oncor of $65 million recorded in other noncurrent liabilities and deferred credits and a noncurrent tax receivable from Oncor Holdings of $2 million recorded in other noncurrent assets. At December 31, 2014, our net current amount payable to Oncor Holdings totaled $120 million, all of which related to Oncor. The $120 million net payable to Oncor included a $144 million federal income tax payable offset by a $24 million state margin tax receivable. Additionally, at December 31, 2014 we had noncurrent tax payable to Oncor of $64 million recorded in other noncurrent liabilities and deferred credits.

For the six months ended June 30, 2015, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $12 million and $22 million, respectively. For the six months ended June 30, 2014, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $12 million and $135 million, respectively.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both June 30, 2015 and December 31, 2014, TCEH had posted letters of credit and/or cash in the amount of $9 million for the benefit of Oncor.

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

•
EFH Corp.'s condensed consolidated balance sheets reflect unfunded pension and OPEB liabilities related to plans that it sponsors, but also reflects a receivable from Oncor for that portion of the unfunded liabilities for which Oncor is contractually responsible, substantially all of which is expected to be recovered in Oncor's rates. At both June 30, 2015 and December 31, 2014, the receivable amount relates only to the EFH Corp. pension plan and totaled $47 million. The amounts are classified as a noncurrent receivable from unconsolidated subsidiary. Net amounts of pension and OPEB expenses recognized in the three and six months ended June 30, 2015 and 2014 are not material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues (all Competitive Electric)	$1,256	$1,406	$2,527	$2,924
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of noncontrolling interests of $20, $19, $39 and $40)	$75	$72	$151	$152
Net income (loss):
Competitive Electric	$(214)	$(591)	$(1,551)	$(1,158)
Regulated Delivery	75	72	151	152
Corporate and Other	(73)	(255)	(339)	(377)
Consolidated net loss	$(212)	$(774)	$(1,739)	$(1,383)

17.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other income:
Office space rental income (a)	$3	$3	$6	$6
Sale of land (b)	6	—	6	—
Mineral rights royalty income (b)	1	1	2	2
All other	2	2	5	6
Total other income	$12	$6	$19	$14
Other deductions:
Impairment of favorable purchase contracts (Note 4) (b)	$—	$—	$8	$—
Impairment of emission allowances (Note 4) (b)	—	—	51	—
All other	2	2	2	2
Total other deductions	$2	$2	$61	$2
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

Restricted Cash

	June 30, 2015		December 31, 2014
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's DIP Facility (Note 9)	$399	$—	$—	$350
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 10) (a)	—	506	—	551
Other	6	—	6	—
Total restricted cash	$405	$506	$6	$901
____________

(a)	See Note 10 for discussion of letter of credit draws in 2015 and 2014.

Trade Accounts Receivable

	June 30, 2015	December 31, 2014
Wholesale and retail trade accounts receivable	$692	$604
Allowance for uncollectible accounts	(12)	(15)
Trade accounts receivable — net	$680	$589

Gross trade accounts receivable at June 30, 2015 and December 31, 2014 included unbilled revenues of $284 million and $239 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2015	2014
Allowance for uncollectible accounts receivable at beginning of period	$15	$14
Increase for bad debt expense	16	20
Decrease for account write-offs	(19)	(21)
Allowance for uncollectible accounts receivable at end of period	$12	$13

Inventories by Major Category

	June 30, 2015	December 31, 2014
Materials and supplies	$214	$214
Fuel stock	190	215
Natural gas in storage	37	39
Total inventories	$441	$468

Other Investments

	June 30, 2015	December 31, 2014
Nuclear plant decommissioning trust	$905	$893
Assets related to employee benefit plans, including employee savings programs, net of distributions	62	61
Land	36	37
Miscellaneous other	3	4
Total other investments	$1,006	$995

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

	June 30, 2015
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$299	$9	$(2)	$306
Equity securities (c)	284	320	(5)	599
Total	$583	$329	$(7)	$905

	December 31, 2014
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$288	$13	$—	$301
Equity securities (c)	276	320	(4)	592
Total	$564	$333	$(4)	$893
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.56% and 4.35% at June 30, 2015 and December 31, 2014, respectively, and an average maturity of 6 years at both June 30, 2015 and December 31, 2014.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2015 mature as follows: $74 million in one to five years, $76 million in five to ten years and $156 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized gains	$1	$—	$1	$1
Realized losses	$—	$(1)	$(1)	$(1)
Proceeds from sales of securities	$50	$52	$73	$85
Investments in securities	$(54)	$(56)	$(81)	$(93)

Property, Plant and Equipment

At June 30, 2015 and December 31, 2014, property, plant and equipment of $11.5 billion and $12.4 billion, respectively, is stated net of accumulated depreciation and amortization of $4.9 billion and $5.3 billion, respectively.

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

In December 2014, the EPA signed the final Disposal of Coal Combustion Residuals from Electric Utilities rule (the CCR rule), and in April 2015, the rule was posted in the Federal Register. We have established an estimated $54 million asset retirement obligation related to the rule for our existing facilities.

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the six months ended June 30, 2015:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2014	$413	$165	$36	$614
Additions:
Accretion	12	10	1	23
Adjustment for new cost estimate (a)	70	—	—	70
Incremental reclamation costs (b)	—	—	54	54
Reductions:
Payments	—	(28)	—	(28)
Liability at June 30, 2015	495	147	91	733
Less amounts due currently	—	(61)	—	(61)
Noncurrent liability at June 30, 2015	$495	$86	$91	$672
____________

(a)
The adjustment for nuclear plant decommissioning resulted from a new cost estimate completed in the second quarter of 2015. In accordance with regulatory requirements, a new cost estimate is completed every five years. The increase in the liability was driven by increased security and fuel-handling costs.

(b)
The adjustment for other asset retirement obligations resulted from the effect on our estimated retirement obligation related to coal combustion residual facilities at our lignite/coal fueled generation facilities that arose from the new CCR rule discussed above.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2015	December 31, 2014
Uncertain tax positions, including accrued interest	$53	$74
Retirement plan and other employee benefits (a)	244	243
Asset retirement and mining reclamation obligations	672	560
Unfavorable purchase and sales contracts	554	566
Nuclear decommissioning fund excess over asset retirement obligation (Note 15)	409	479
Other	186	155
Total other noncurrent liabilities and deferred credits	$2,118	$2,077
____________

(a)	Includes $47 million at both June 30, 2015 and December 31, 2014, representing pension liabilities related to Oncor (see Note 15).

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended June 30, 2015 and 2014 and $12 million for both the six months ended June 30, 2015 and 2014. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2015	$24
2016	$24
2017	$24
2018	$24
2019	$24

Fair Value of Debt

	June 30, 2015		December 31, 2014
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 9)	$6,825	$6,827	$6,825	$6,830
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 10) (a)	$35,412	$19,221	$35,857	$21,411
Long-term debt not subject to compromise, excluding capital lease obligations (Note 9)	$113	$116	$123	$119
____________

(a)	Carrying amount excludes deferred debt issuance and extension costs.

We determine fair value in accordance with accounting standards as discussed in Note 13, and at June 30, 2015, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
Cash payments related to:
Interest paid (a)	$1,052	$869
Capitalized interest	(6)	(11)
Interest paid (net of capitalized interest) (a)	$1,046	$858
Income taxes	$46	$49
Reorganization items (b)	$155	$53
Noncash investing and financing activities:
Construction expenditures (c)	$59	$51
Debt exchange and extension transactions (d)	$—	$(85)
____________

(a)	Net of amounts received under interest rate swap agreements. This amount also includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services.

(c)	Represents end-of-period accruals.

(d)
For the six months ended June 30, 2014, represents $1.836 billion principal amount of loans issued under the EFIH DIP Facility in excess of $1.673 billion principal amount of EFIH First Lien Notes exchanged and $78 million of related accrued interest (see Note 9).

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

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

Proposed Restructuring Plan — In July 2015, the Debtors filed the Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. For additional discussion see Note 2 to the Financial Statements.

Proposed Sale of EFH Corp.'s Indirect Economic Ownership Interest in Oncor — In January 2015, the Bankruptcy Court approved the Debtors' bidding procedures motion that sets forth the process by which the Debtors are authorized to solicit proposals (i.e., bids) from third parties to acquire (in any form and employing any structure, whether taxable (in whole or in part) or tax-free) EFH Corp.'s indirect economic ownership interest in Oncor in accordance with the Bankruptcy Code. These bidding procedures contemplated that the Debtors select a stalking horse bid after a two-stage closed bidding process, and, after approval by the Bankruptcy Court of such stalking horse bid, the Debtors conduct a round of open bidding culminating in an auction intended to obtain a higher or otherwise best bid for a transaction. Initial bids were received in early March 2015 and second round bids were received in April 2015. Following receipt and negotiation of second round bids, the Debtors elected not to select a stalking horse bid. The Debtors continue to engage in discussions with various interested parties regarding the formal auction process as well as potential transactions in the context of modifications to, or alternatives to, the Plan of Reorganization. Certain of the potential transactions the Debtors are discussing with certain creditor constituencies would involve converting Oncor into a real estate investment trust (a REIT).

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

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at June 30, 2015 and December 31, 2014, we had effectively hedged an estimated 96% and 79%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2015 (assuming an 8.5 market heat rate). The majority of our third-party hedges are financial natural gas positions.

Commodity Price Sensitivities — The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at June 30, 2015, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2015	2016
$1.00/MMBtu change in natural gas price (a)(b)	$ ~8	$ ~65
0.1/MMBtu/MWh change in market heat rate (c)	$ ~1	$ ~10
___________

(a)	Balance of 2015 is from August 1, 2015 through December 31, 2015.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at June 30, 2015.

Impairment of Goodwill — In the three months ended March 31, 2015 and the years ended 2014, 2013 and 2012, we recorded $700 million, $1.6 billion, $1.0 billion and $1.2 billion, respectively, in noncash goodwill impairment charges (which were not deductible for income tax purposes) related to the Competitive Electric segment. The write-offs reflected the effect of lower wholesale electricity prices in ERCOT, driven by the sustained decline in natural gas prices. Recorded goodwill related to the Competitive Electric segment totaled $1.652 billion at June 30, 2015. See Note 4 to the Financial Statements for a description of the methods and key inputs and assumptions used by management to determine implied fair value of goodwill, the degree of uncertainty associated with those key inputs and assumptions, and the changes in circumstances that reasonably could be expected to affect the key inputs and assumptions.

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

Seasonal Suspension of Certain Generation Operations — In July 2015, we filed notice with ERCOT that we intend to seasonally suspend operations at a second of the three units at our Martin Lake generation facility. We also continue to seasonally suspend operations at two of the three units at our Monticello generation facility. We decided to take this action due to low wholesale electricity prices and other market conditions impacting these facilities. While the units are under seasonal suspension they will generally only run in the summer months, but after notification to ERCOT we can run them in other months. We will continue to monitor wholesale electricity prices and market conditions in determining whether to continue seasonal operations and/or return the units to service prior to peak demand months.

Environmental Matters — See Note 11 to Financial Statements for a discussion of the CSAPR and other EPA actions as well as related litigation.

Recent Global Climate Change Legislation — Over the past several years, the EPA has taken a number of actions regarding GHG emissions. In December 2009, the EPA issued a finding that GHG emissions endanger human health and the environment and that emissions from motor vehicles contribute to that endangerment. The EPA's finding required it to begin regulating GHG emissions from motor vehicles, and the EPA ultimately extended regulation of GHG emissions to stationary sources under existing provisions of the federal Clean Air Act (CAA). In March 2010, the EPA determined that the CAA's Prevention of Significant Deterioration (PSD) program permit requirements would apply to newly identified pollutants such as GHGs when a nation-wide rule requiring the control of a pollutant takes effect. Under this determination, PSD permitting requirements became applicable to GHG emissions from planned stationary sources or planned modifications to stationary sources that had not been issued a PSD permit by January 2, 2011 - the first date that new motor vehicles were required to meet the new GHG standards. In June 2010, the EPA finalized its so-called "tailoring rule" that established new thresholds of GHG emissions for the applicability of permits under the CAA for stationary sources, including our electricity generation facilities. The EPA's tailoring rule defined a threshold of GHG emissions for determining applicability of the CAA's PSD and Title V permitting programs at levels greater than the emission thresholds contained in the CAA. In June 2014, the US Supreme Court ruled that the EPA's regulation of GHG emissions from motor vehicles did not mandate that the EPA implement permit requirements for stationary source GHGs, but upheld the EPA's permitting program in situations where the source is already required to permit emissions that have historically been covered under the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the US Supreme Court's decision. In an April 2014 order, the D.C. Circuit ordered that the EPA's regulations be vacated to the extent that they require a "GHG-only" stationary source to obtain a PSD or Title V permit. It further ordered the EPA to rescind or revise its regulations as soon as practical and to consider whether any further regulatory changes are needed to implement the US Supreme Court's ruling. In May 2014, the EPA issued a direct final rule to provide a mechanism for rescinding permits issued that were issued because of "GHG-only" emission triggers.

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

Mercury and Air Toxics Standard (MATS) — In December 2011, the EPA finalized the MATS rule, which regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal fueled generation units required to comply with the MATS rule as finalized would need to be installed within three years from the April 2012 effective date of the rule unless a one-year extension is granted. The TCEQ has granted one-year MATS compliance extensions for our Big Brown, Martin Lake, Monticello and Sandow 4 generation facilities.

In July 2014, certain parties petitioned the US Supreme Court to review the MATS rule. In November 2014, the US Supreme Court granted review of the MATS case on the question of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. In June 2015, the US Supreme Court reversed and remanded the MATS rule back to the D.C. Circuit Court for further consideration. The US Supreme Court held that the EPA must consider cost, including cost of compliance, before deciding whether regulation is appropriate and necessary. The MATS rule remains in effect, and generation units must continue to comply pending further action from the D.C. Circuit Court. While we cannot predict the outcome of future proceedings related to the MATS rule, we do not expect the MATS rule will have any material impact on our results of operations, liquidity or financial condition.

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

In response to a lawsuit by environmental groups, the D.C. Circuit Court issued a consent decree in March 2012 that required the EPA to propose a decision on the Regional Haze SIP by May 2012 and finalize that decision by November 2012. The consent decree requires a FIP for any provisions that the EPA disapproves. The D.C. Circuit Court has amended the consent decree several times to extend the dates for the EPA to propose and finalize a decision on the Regional Haze SIP. The EPA proposed its rule in November 2014 and is currently scheduled to finalize the rule in December 2015.

In June 2014, the EPA issued requests for information under Section 114 of the CAA to Luminant and other generators in Texas. In November 2014, the EPA released a proposed rule approving in part and disapproving in part Texas' SIP for Regional Haze and proposing a FIP for Regional Haze. In the proposed rule, the EPA asserts that the Texas SIP does not show reasonable progress in improving visibility for two areas in Texas and that its long-term strategy fails to make emission reductions needed to achieve reasonable progress in improving visibility in the Wichita Mountains of Oklahoma. Consistent with how the EPA has applied Regional Haze rules to other states, the EPA's final rule confirms that Texas's compliance with the CSAPR will satisfy its obligations under the BART portion of the Regional Haze Program. However, the EPA's proposed FIP for Texas goes beyond the requirements of the CSAPR and sets emission limits on a unit-by-unit basis for 15 electricity generation units in Texas. The EPA's proposed emission limits assume additional control equipment for specific coal fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven generation units and upgrades to existing scrubbers at seven generation units. Specifically for Luminant, the EPA's emission limitations are based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the proposed rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the proposed FIP (if those limits are even possible to attain) would likely challenge the long-term viability of those units. Luminant, the State of Texas, and many others filed comments on the EPA's proposal in April 2015, and the rule is expected to be finalized in December 2015. As discussed in detail in these comments, we and others believe this proposed rule is unlawful and must be withdrawn. As proposed, the scrubber upgrades would be required three years after the rule is finalized, and the new scrubbers would be required five years after the rule is finalized. Assuming the proposed rule is finalized in December 2015, compliance would be required beginning in December 2018 and December 2020, respectively. While we cannot predict the outcome of the final rule, the result may have a material impact on our results of operations, liquidity or financial condition.

Stream Protection Rule — In July 2015, the Office of Surface Mining (OSM) proposed a Stream Protection Rule that represents significant changes to surface mining regulations under the Surface Mining Control and Reclamation Act (SMCRA) program. The rule proposes to prevent or minimize impacts to surface water and groundwater from coal mining. We are in the process of reviewing the proposed rule and assessing the financial and operational impacts to our lignite mines.

Recent PUCT/ERCOT Actions — In the ERCOT market, a generation entity may submit a voluntary mitigation plan to the PUCT for ensuring compliance with the PUCT rules related to abuse of market power through economic withholding. In May 2015 the PUCT approved a voluntary mitigation plan submitted by Luminant. The plan specifies offering practices that Luminant could use when offering its generation into the ERCOT day-ahead and real-time markets. Adherence to the plan provides Luminant with an absolute defense against allegations of abuse of market power through economic withholding with respect to the specific behaviors addressed by the plan.

Oncor Matters with the PUCT — 2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that the Texas Public Utility Regulatory Act no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015. At the request of the court the parties filed responses to the petitions for review in June 2015. Oncor filed a reply brief on July 30, 2015, the deadline for all parties to file replies. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to an approximate $130 million loss (after-tax). Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 44771 and 43858) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In May 2015, Oncor filed an application to update the TCRF, which will become effective September 1, 2015. This application was designed to increase Oncor's billings for the period from September 2015 through February 2016 by $47 million. In December 2014, Oncor filed an application to update the TCRF, which became effective March 1, 2015. This application was designed to reduce Oncor's billings for the period from March 2015 through August 2015 by $27 million.

Transmission Interim Rate Update Applications (PUCT Docket Nos. 44968 and 44363) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In July 2015, Oncor filed an application for an interim update of its TCOS rate. Oncor anticipates PUCT approval of the new rate in September 2015. Oncor's annualized revenues are expected to increase by an estimated $21 million with approximately $14 million of this increase recoverable through transmission costs charged to wholesale customers and $7 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2015, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2015. Oncor's expected annualized revenues increased by an estimated $35 million with approximately $23 million of this increase recoverable through transmission costs charged to wholesale customers and $12 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for 2016 Energy Efficiency Cost Recovery Factor Surcharge (PUCT Docket No. 44784) — In June 2015, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2016. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2016 EECRF was $67 million as compared to $68 million established for 2015, and would result in an average monthly charge for residential customers of $1.19 as compared to the 2015 average monthly residential charge of $1.23 per month. Average monthly charges are for a residential customer using 1,200 kilowatt-hours. The 2016 EECRF is designed to recover $61 million of Oncor's costs for the 2016 program year, a $10 million performance bonus based on Oncor's 2014 results and a $4 million decrease for over-recovery of 2014 costs.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

See Competitive Electric Segment – Financial Results below for a discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain (loss) from commodity hedging and trading activities; operating costs; depreciation and amortization and SG&A expenses.

In 2014, noncash impairments of certain long-lived assets totaling $21 million were recorded in the Competitive Electric segment as discussed in Note 6 to the Financial Statements.

See Note 17 to the Financial Statements for details of other income and deductions.

Results in 2014 include fees for legal and other professional services associated with our debt restructuring activities prior to the Petition Date, which totaled $21 million and are reported in SG&A expenses. Of this amount, $12 million is included in the Competitive Electric segment results and $9 million is included in Corporate and Other activities. Legal and other professional services costs incurred with the Chapter 11 Cases since the Petition Date are now being reported in reorganization items as discussed below.

Interest expense and related charges decreased $191 million to $380 million in 2015. The decrease reflected:

•	$331 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, and

•	$16 million in lower amortization of pre-petition debt issuance, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise in 2014,

partially offset by

•
$95 million in higher expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors in 2015 as compared to the post-petition period ended June 30, 2014, and

•	$60 million in higher interest expense on debtor-in-possession financing in 2015 as compared to the post-petition period ended June 30, 2014.

See Note 7 to the Financial Statements for details of interest expense and related charges.

Reorganization items totaled $68 million and $665 million in the three months ended June 30, 2015 and the post-petition period ended June 30, 2014, respectively. Activity in 2015 included $52 million in legal advisory and representation services fees, $17 million in other professional consulting and advisory services fees and $2 million primarily related to contract claim adjustments. Activity in 2014 included a $278 million liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 14 to Financial Statements), $185 million in fees associated with completion of the TCEH and EFIH DIP facilities (see Note 9 to Financial Statements), a $108 million net loss on exchange and settlement of the EFIH First Lien Notes, $50 million in other professional consulting and advisory services fees and $41 million in legal advisory and representation services fees. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $137 million and $398 million in 2015 and 2014, respectively. The effective tax benefit rate was 32.3% and 32.0% in 2015 and 2014, respectively. See Note 5 to the Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Net loss for EFH Corp. decreased $562 million to $212 million in 2015.

•	Net loss for the Competitive Electric segment decreased $377 million to $214 million.

•	Earnings from the Regulated Delivery segment increased $3 million to $75 million.

•
After-tax net expenses from Corporate and Other activities totaled $73 million and $255 million in 2015 and 2014, respectively. The change primarily reflects a decrease in the Corporate and Other portion of reorganization items discussed above of $138 million ($215 million pre-tax), lower interest expense of $35 million ($55 million pre-tax) and charges of $6 million ($9 million pre-tax) in legal and other professional fees for the Corporate and Other portion of our debt restructuring activities in 2014.

Consolidated Financial Results — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

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

In 2015 and 2014, noncash impairments of certain long-lived assets totaling $676 million and $21 million, respectively, were recorded in the Competitive Electric segment as discussed in Note 6 to the Financial Statements.

See Note 17 to the Financial Statements for details of other income and deductions.

Results in 2014 include fees for legal and other professional services associated with our debt restructuring activities prior to the Petition Date, which totaled $50 million and are reported in SG&A expenses. Of this amount, $28 million is included in the Competitive Electric segment results and $22 million is included in Corporate and Other activities. Legal and other professional services costs incurred with the Chapter 11 Cases since the Petition Date are now being reported in reorganization items as discussed below.

Interest expense and related charges decreased $448 million to $988 million in 2015. The decrease reflected:

•	$977 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, and

•	$67 million in lower amortization of pre-petition debt issuance, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise in 2014,

partially offset by

•	$398 million in higher expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors in 2015 as compared to 2014;

•	$132 million in higher interest expense on debtor-in-possession financing in 2015 as compared to 2014, and

•	$66 million in mark-to-market net gains on interest rate swaps in 2014.

See Note 7 to the Financial Statements for details of interest expense and related charges.

Reorganization items totaled $207 million and $665 million in the six months ended June 30, 2015 and the post-petition period ended June 30, 2014, respectively. Activity in 2015 included $102 million in legal advisory and representation services fees, $46 million in other professional consulting and advisory services fees, $28 million related to contract claim adjustments and $28 million in fees associated with the repayment of EFIH Second Lien Notes in March 2015. Activity in 2014 included a $278 million liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 14 to Financial Statements), $185 million in fees associated with completion of the TCEH and EFIH DIP facilities (see Note 9 to Financial Statements), a $108 million net loss on exchange and settlement of the EFIH First Lien Notes, $50 million in other professional consulting and advisory services fees and $41 million in legal advisory and representation services fees. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $537 million and $759 million in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charge in 2015, the effective tax benefit rate was 31.1% and 33.1% in 2015 and 2014, respectively. See Note 5 to the Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Net loss for EFH Corp. increased $356 million to $1.739 billion in 2015.

•	Net loss for the Competitive Electric segment increased $393 million to $1.551 billion.

•	Earnings from the Regulated Delivery segment decreased $1 million to $151 million.

•
After-tax net expenses from Corporate and Other activities totaled $339 million and $377 million in 2015 and 2014, respectively. The change primarily reflects a decrease in Corporate and Other portion of reorganization items discussed above of $96 million ($149 million pre-tax) and charges of $14 million ($22 million pre-tax) in legal and other professional fees for the Corporate and Other portion of our debt restructuring activities in 2014, partially offset by higher interest expense of $45 million ($70 million pre-tax) reflecting interest payments as a result of the EFIH Second Lien Note repayments (see Note 10 to Financial Statements).

Competitive Electric Segment
Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$1,256	$1,406	$2,527	$2,924
Fuel, purchased power costs and delivery fees	(646)	(656)	(1,259)	(1,388)
Net gain (loss) from commodity hedging and trading activities	20	27	123	(192)
Operating costs	(217)	(242)	(410)	(455)
Depreciation and amortization	(219)	(329)	(434)	(656)
Selling, general and administrative expenses	(161)	(169)	(321)	(364)
Impairment of goodwill	—	—	(700)	—
Impairment of long-lived assets	—	(21)	(676)	(21)
Other income	8	2	11	7
Other deductions	(2)	(2)	(61)	(3)
Interest income	—	—	1	—
Interest expense and related charges	(320)	(456)	(637)	(1,155)
Reorganization items	(40)	(423)	(114)	(423)
Loss before income taxes	(321)	(863)	(1,950)	(1,726)
Income tax benefit	107	272	399	568
Net loss	$(214)	$(591)	$(1,551)	$(1,158)

Competitive Electric Segment
Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	4,990	5,070	(1.6)%	10,098	10,245	(1.4)%
Small business (a)	1,491	1,393	7.0%	2,987	2,661	12.3%
Large business and other customers	3,307	2,650	24.8%	6,175	4,921	25.5%
Total retail electricity	9,788	9,113	7.4%	19,260	17,827	8.0%
Wholesale electricity sales volumes (b)	5,256	7,201	(27.0)%	10,625	17,002	(37.5)%
Total sales volumes	15,044	16,314	(7.8)%	29,885	34,829	(14.2)%

Average volume (kilowatt-hours) per residential customer (c)	3,330	3,361	(0.9)%	6,745	6,768	(0.3)%

Weather (North Texas average) – percent of normal (d):
Cooling degree days	86.1%	100.1%	(14.0)%	87.1%	98.8%	(11.8)%
Heating degree days	95.8%	179.8%	(46.7)%	118.9%	121.9%	(2.5)%

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential				1,495	1,511	(1.1)%
Small business (a)				177	177	—%
Large business and other customers				27	20	35.0%
Total retail electricity customers				1,699	1,708	(0.5)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Revenue and Commodity Hedging and Trading Activities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Operating revenues:
Retail electricity revenues:
Residential	$674	$690	(2.3)%	$1,365	$1,373	(0.6)%
Small business (a)	168	168	—%	342	330	3.6%
Large business and other customers	209	187	11.8%	397	347	14.4%
Total retail electricity revenues	1,051	1,045	0.6%	2,104	2,050	2.6%
Wholesale electricity revenues (b)(c)	152	291	(47.8)%	300	720	(58.3)%
Amortization of intangibles (d)	6	6	—%	12	12	—%
Other operating revenues	47	64	(26.6)%	111	142	(21.8)%
Total operating revenues	$1,256	$1,406	(10.7)%	$2,527	$2,924	(13.6)%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains	$49	$328		$51	$363
Unrealized net gains (losses)	(29)	(301)		72	(555)
Total	$20	$27		$123	$(192)
____________

(a)	Customers with demand of less than 1 MW annually.

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

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale electricity sales agreements resulting from purchase accounting.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$39	$36	8.3%	$78	$79	(1.3)%
Fuel for lignite/coal facilities	184	172	7.0%	324	385	(15.8)%
Total nuclear and lignite/coal facilities	223	208	7.2%	402	464	(13.4)%
Fuel for natural gas facilities and purchased power costs (a)	60	74	(18.9)%	122	159	(23.3)%
Amortization of intangibles (b)	—	11	—%	1	20	(95.0)%
Other costs	36	53	(32.1)%	77	125	(38.4)%
Fuel and purchased power costs	319	346	(7.8)%	602	768	(21.6)%
Delivery fees	327	310	5.5%	657	620	6.0%
Total	$646	$656	(1.5)%	$1,259	$1,388	(9.3)%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$7.47	$8.04	(7.1)%	$7.36	$8.23	(10.6)%
Lignite/coal facilities (c)	$27.85	$20.01	39.2%	$24.26	$20.57	17.9%
Natural gas facilities and purchased power (d)	$50.34	$46.58	8.1%	$47.96	$49.94	(4.0)%

Delivery fees per MWh	$33.21	$33.92	(2.1)%	$33.95	$34.64	(2.0)%

Production and purchased power volumes (GWh):
Nuclear facilities	5,239	4,505	16.3%	10,521	9,571	9.9%
Lignite/coal facilities (e)	9,259	10,841	(14.6)%	18,057	23,254	(22.3)%
Total nuclear and lignite/coal facilities	14,498	15,346	(5.5)%	28,578	32,825	(12.9)%
Natural gas facilities	81	142	(43.0)%	141	334	(57.8)%
Purchased power (f)	465	826	(43.7)%	1,166	1,670	(30.2)%
Total energy supply volumes	15,044	16,314	(7.8)%	29,885	34,829	(14.2)%

Capacity factors:
Nuclear facilities	104.3%	89.7%	16.3%	105.3%	95.8%	9.9%
Lignite/coal facilities (e)	52.9%	61.9%	(14.5)%	51.9%	66.8%	(22.3)%
Total	64.3%	68.1%	(5.6)%	63.8%	73.3%	(13.0)%
____________

(a)	See note (b) to the Revenue and Commodity Hedging and Trading Activities table on previous page.

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

(e)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 4,930 GWh and 4,550 GWh for the three months ended June 30, 2015 and 2014, respectively, and 12,090 GWh and 8,290 GWh for the six months ended June 30, 2015 and 2014, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment — Financial Results — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating revenues decreased $150 million, or 11%, to $1.256 billion in 2015.

Retail electricity revenues increased $6 million, or 1%, to $1.051 billion in 2015 primarily reflecting an increase in sales volumes related to business markets customers, partially offset by lower average retail prices for business markets customers.

Wholesale electricity revenues decreased $139 million, or 48%, to $152 million in 2015 reflecting a $79 million decrease in sales volumes and a $60 million decrease due to lower average wholesale electricity prices. A 27% decrease in wholesale sales volumes was driven by lower generation volumes that resulted from timing and scope of outages and increased economic backdown (including seasonal operations) at our generation facilities. The increased economic backdown of our generation facilities and the lower average wholesale electricity sales prices were primarily driven by a 35% decline in average wholesale electricity prices in the three months ended June 30, 2015, which was impacted by lower natural gas prices during the period compared to natural gas prices in 2014.

Fuel, purchased power costs and delivery fees decreased $10 million, or 2%, to $646 million in 2015. Lignite/coal fuel costs increased $12 million reflecting higher lignite mining costs and more western coal in the fuel blend, partially offset by lower generation volumes. Fuel for natural gas facilities and purchased power costs decreased $14 million reflecting lower generation from natural gas generation units and a decrease in purchased power volumes. Amortization of intangibles decreased $11 million reflecting decreased amortization of favorable purchase contracts due to impairments recorded at the end of 2014. Other costs decreased $17 million largely due to a $13 million decrease in natural gas purchases for resale and a decrease of $3 million in ERCOT ancillary service fees, both driven by lower prices for natural gas in 2015. Delivery fees increased $17 million reflecting higher retail volumes, partially offset by lower delivery rates.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $20 million and $27 million in net gains for the three months ended June 30, 2015 and 2014, respectively, and included the natural gas hedging positions as well as other hedging positions.

	Three Months Ended June 30, 2015
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$43	$(20)	$23
Trading positions	6	(9)	(3)
Total	$49	$(29)	$20

	Three Months Ended June 30, 2014
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$328	$(304)	$24
Trading positions	—	3	3
Total	$328	$(301)	$27

The $279 million decrease in realized gains on hedging and trading positions reflected the termination of our favorable natural gas hedging program in 2014, partially offset by realized gains on hedges due to declining market prices in 2015. The termination of our favorable natural gas hedging program in 2014 accelerated realized gains (offsetting the reversal of previously recognized unrealized gains as noted below).

The $272 million decrease in unrealized losses reflected the termination of our natural gas hedging program, partially offset by other unrealized losses. The termination in 2014 accelerated the reversal of previously recognized unrealized gains (offsetting the realized gains noted above). The other unrealized losses were driven by decreasing market prices in 2015, which resulted in the reversal of previously recognized unrealized gains.

Operating costs decreased $25 million, or 10%, to $217 million in 2015. The decrease was primarily driven by $34 million in lower nuclear maintenance costs reflecting a spring refueling outage in 2014, partially offset by $8 million in higher maintenance costs at lignite/coal fueled generation facilities.

Depreciation and amortization expenses decreased $110 million, or 33%, to $219 million in 2015 primarily reflecting reduced depreciation expense resulting from the effect of noncash impairments of certain long-lived assets recorded at the end of 2014 and the first quarter of 2015.

SG&A expenses decreased $8 million, or 5%, to $161 million in 2015 primarily reflecting legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date being reported in SG&A in 2014, compared to legal and professional service costs associated with the Chapter 11 Cases since the Petition Date being reported in reorganization items as discussed below.

In 2014, noncash impairments of certain long-lived assets totaling $21 million were recorded as discussed in Note 6 to the Financial Statements.

Interest expense and related charges decreased $136 million, or 30%, to $320 million in 2015. The decrease reflected:

•	$223 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, and

•	$20 million in lower amortization of pre-petition debt issuances, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise in 2014,

partially offset by

•
$96 million in higher expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors in 2015 as compared to the post-petition period ended June 30, 2014, and

•	$10 million in higher interest expense on debtor-in-possession financing in 2015 as compared to the post-petition period ended June 30, 2014.

Reorganization items totaled $40 million and $423 million in the three months ended June 30, 2015 and the post-petition period ended June 30, 2014, respectively. Activity in 2015 included $24 million in legal advisory and representation services fees and $17 million in other professional consulting and advisory services fees. Activity in 2014 included a $277 million liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 14 to Financial Statements), $92 million in fees associated with completion of the TCEH DIP Facility discussed in Note 9 to Financial Statements, $21 million in legal advisory and representation services fees and $32 million in other professional consulting and advisory services fees. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $107 million and $272 million on pretax losses in 2015 and 2014, respectively. The effective tax rate was 33.3% in 2015 and 31.5% in 2014. The increase in the effective income tax rate is driven primarily by lower state tax expense due to the Texas Margin Tax rate reduction, partially offset by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015.

Net loss for the Competitive Electric segment decreased $377 million to $214 million in 2015. The decrease primarily reflected the higher reorganization costs incurred in 2014, the decrease in interest expense and lower depreciation and amortization expense.

Competitive Electric Segment — Financial Results — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenues decreased $397 million, or 14%, to $2.527 billion in 2015.

Retail electricity revenues increased $54 million, or 3%, to $2.104 billion in 2015 reflecting an increase in business markets sales volumes, partially offset by lower average retail prices for business markets customers.

Wholesale electricity revenues decreased $420 million, or 58%, to $300 million in 2015 reflecting a $270 million decrease in sales volumes and a $150 million decrease due to lower average wholesale electricity prices. A 38% decrease in wholesale sales volumes was driven by lower generation volumes that resulted from increased economic backdown (including seasonal operations) at our generation facilities. The increased economic backdown of our generation facilities and the lower average wholesale electricity sales prices were primarily driven by a 40% decline in average wholesale electricity prices in the six months ended June 30, 2015, which was impacted by lower natural gas prices during the period compared to natural gas prices in 2014.

Fuel, purchased power costs and delivery fees decreased $129 million, or 9%, to $1.259 billion in 2015. Lignite/coal fuel costs decreased $61 million reflecting lower generation volumes, partially offset by higher lignite mining costs and more western coal in the fuel blend. Fuel for natural gas facilities and purchased power costs decreased $37 million reflecting lower generation from natural gas generation units and a 30% decrease in purchased power volumes. Amortization of intangibles decreased $19 million reflecting decreased amortization of favorable purchase contracts due to impairments recorded at the end of 2014. Other costs decreased $48 million largely reflecting a $29 million decrease in natural gas purchases for resale and an $18 million decrease in ERCOT ancillary service fees, both driven by lower natural gas prices in 2015. Delivery fees increased $37 million reflecting higher retail volumes, partially offset by lower delivery rates.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $123 million in net gains and $192 million in net losses for the six months ended June 30, 2015 and 2014, respectively, and included the natural gas hedging positions as well as other hedging positions.

	Six Months Ended June 30, 2015
	Net Realized Gains	Net Unrealized Gains	Total
Hedging positions	$50	$71	$121
Trading positions	1	1	2
Total	$51	$72	$123

	Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$368	$(561)	$(193)
Trading positions	(5)	6	1
Total	$363	$(555)	$(192)

Net realized gains on hedging and trading positions decreased by $312 million reflecting lower gains due to the termination of our favorable natural gas hedging program, partially offset by other realized gains from declining market prices in 2015. The impact of the natural gas hedging program includes accelerated realized gains resulting from the 2014 program termination (offsetting the reversal of previously unrealized gains as noted below), as well as realized gains from the program pricing.

The $627 million decrease in unrealized losses versus the prior year reflected the impact of our natural gas hedging program, partially offset by other unrealized losses. The impact of the natural gas hedging program included an acceleration of the reversal of previously recognized unrealized gains resulting from the 2014 termination (offsetting the realized gains as noted above), as well as the reversal of previously recorded unrealized gains from the program pricing. The other unrealized losses were driven by decreasing market prices, which resulted in the reversal of previously recognized unrealized gains.

Operating costs decreased $45 million, or 10%, to $410 million in 2015. The decrease was primarily driven by $45 million in lower nuclear maintenance costs reflecting a spring refueling outage in 2014.

Depreciation and amortization expenses decreased $222 million, or 34%, to $434 million in 2015 primarily reflecting reduced depreciation expense resulting from the effect of noncash impairments of certain long-lived assets recorded at the end of 2014 and the first quarter of 2015.

SG&A expenses decreased $43 million, or 12%, to $321 million in 2015 reflecting $27 million in legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date being reported in SG&A in 2014, compared to legal and professional services costs associated with the Chapter 11 Cases since the Petition Date being reported in reorganization items as discussed below. SG&A expenses in 2015 are also lower due to $10 million in lower employee compensation and benefits.

In 2015, a noncash impairment of goodwill totaling $700 million was recorded as discussed in Note 4 to the Financial Statements.

In 2015 and 2014, noncash impairments of certain long-lived assets totaling $676 million and $21 million, respectively, were recorded as discussed in Note 6 to the Financial Statements.

Other deductions totaled $61 million in 2015 and $3 million in 2014. Other deductions in 2015 included a $51 million impairment of emission allowances and an $8 million impairment of favorable purchase contracts (see Note 4 to the Financial Statements).

Interest expense and related charges decreased $518 million, or 45%, to $637 million in 2015. The decrease reflected:

•	$925 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, and

•	$85 million in lower amortization of pre-petition debt issuances, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise in 2014,

partially offset by

•	$398 million in higher expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors in 2015 as compared to 2014;

•	$65 million in mark-to-market net gains on interest rate swaps in 2014, and

•	$25 million in higher interest expense on debtor-in-possession financing in 2015 as compared to 2014.

Reorganization items totaled $114 million and $423 million in the six months ended June 30, 2015 and the post-petition period ended June 30, 2014, respectively. Activity in 2015 included $50 million in legal advisory and representation services fees, $33 million in other professional consulting and advisory services fees and $28 million primarily related to contract claim adjustments. Activity in 2014 included a $277 million liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 14 to Financial Statements), $92 million in fees associated with completion of the TCEH DIP Facility discussed in Note 9 to Financial Statements, $21 million in legal advisory and representation services fees and $32 million in other professional consulting and advisory services fees. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $399 million and $568 million on pretax losses in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charge in 2015, the effective tax rate was 31.9% in 2015 and 32.9% in 2014. The decrease in the effective income tax rate is driven primarily by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015, partially offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges and lower state tax expense due to the Texas Margin Tax rate reduction in 2015.

Net loss for the Competitive Electric segment increased $393 million to $1.551 billion in 2015. The increase primarily reflected the noncash impairment of goodwill and the noncash impairments of certain long-lived assets, partially offset by the decrease in interest expense, the improved results from hedging and trading activities, the higher reorganization costs incurred in 2014 and lower depreciation and amortization expense.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2015 and 2014. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $72 million in unrealized net gains in 2015 and $550 million in unrealized net losses in 2014 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2015	2014
Commodity contract net asset at beginning of period	$180	$525
Settlements/termination of positions (a)	(79)	(382)
Changes in fair value of positions in the portfolio (b)	151	(168)
Other activity (c)	(11)	22
Commodity contract net asset (liability) at end of period	$241	$(3)
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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at June 30, 2015, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at June 30, 2015
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$115	$17	$132
Prices provided by other external sources	59	6	65
Prices based on models	37	7	44
Total	$211	$30	$241

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 — Cash used in operating activities totaled $572 million and $182 million in 2015 and 2014, respectively. The increase in cash used of $390 million was driven by cash used to pay for fees and interest payments as a result of the EFIH Second Lien Note repayment (see Note 10 to the Financial Statements), higher cash used to pay reorganization costs, higher cash used to reduce the net payables due to unconsolidated subsidiary (see Note 15 to the Financial Statements) and lower cash used in 2014 due to delayed payments on accounts payable and accrued liabilities following the Petition Date; partially offset by a decrease in cash used for margin deposits.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated income (loss) by $74 million and $79 million for the six months ended June 30, 2015 and 2014, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated income (loss) consistent with industry practice, and amortization of intangible assets arising from purchase accounting that is reported in various other condensed statements of consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $484 million in 2015 compared to cash provided by financing activities of $2.286 billion in 2014. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 10 to the Financial Statements). Activity in 2014 reflected $1.425 billion and $3.564 billion in borrowings from the TCEH and EFIH DIP Facilities, respectively, partially offset by $2.438 billion in repayments of EFIH First Lien Notes and $180 million in payments for fees associated with completion of the TCEH and EFIH DIP Facilities.

Cash used in investing activities totaled $209 million in 2015 compared to cash provided by investing activities of $81 million in 2014. Cash used in 2015 reflected capital expenditures (including nuclear fuel purchases) totaling $205 million. Cash provided in 2014 reflected $363 million in restricted cash released from an escrow account when certain letters of credit were drawn, partially offset by capital expenditures (including nuclear fuel purchases) totaling $225 million and a $53 million increase in restricted cash supporting letters of credit issued under the TCEH DIP Facility.

Debt Activity — Debt activities during the six months ended June 30, 2015 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses). There were no borrowings in the six months ended June 30, 2015.

Settlements
TCEH (a)	$(8)
EFCH	(3)
EFIH (b)	(445)
EFH Corp. (c)	(2)
Total	$(458)
___________

(a)	Settlements include $6 million of payments of principal at scheduled maturity dates and $2 million of payments of capital lease liabilities.

(b)	Settlements represent cash repayments of pre-petition debt as approved by the Bankruptcy Court (see Note 10 to the Financial Statements).

(c)	Settlements are noncash.

See Notes 9 and 10 to the Financial Statements for further detail of debtor-in-possession borrowing facilities and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the six months ended June 30, 2015:

	Available Liquidity
	June 30, 2015	December 31, 2014	Change
Cash and cash equivalents – EFH Corp. and other	$409	$428	$(19)
Cash and cash equivalents – EFIH	361	1,157	(796)
Cash and cash equivalents – TCEH (a)	1,393	1,843	(450)
Total cash and cash equivalents	2,163	3,428	(1,265)
TCEH DIP Revolving Credit Facility (b)	1,950	1,950	—
Total liquidity (b)	$4,113	$5,378	$(1,265)
___________

(a)
Cash and cash equivalents at June 30, 2015 and December 31, 2014 exclude $905 million and $901 million, respectively, of restricted cash held for letter of credit support. The June 30, 2015 restricted cash balance includes $506 million under the TCEH pre-petition Letter of Credit Facility and $399 million under the TCEH DIP Facility.

(b)
Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of cash borrowings outstanding under the TCEH DIP Revolving Credit Facility without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

The decrease in available liquidity of $1.265 billion in the six months ended June 30, 2015 compared to December 31, 2014 was driven by the EFIH Second Lien Note repayment totaling $750 million (see Note 10 to the Financial Statements). The decrease also reflected $205 million in capital expenditures (including nuclear fuel purchases) and $140 million of cash used to pay reorganization items in 2015. See discussion of cash flows above.

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

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our operations, liquidity, financial position and results of operations. Based upon our current internal financial forecasts, we believe that we will have sufficient amounts available under the DIP Facilities, plus cash generated from operations, to fund our anticipated cash requirements through at least the May and June 2016 maturity dates of the DIP Facilities.

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

Capital Expenditures — In our 2014 Form 10-K, we projected annual capital expenditures in 2015 to total approximately $650 million. We currently project total annual capital expenditures for 2015 to total approximately $525 million. The decrease primarily reflects cancelled or deferred mining and generation projects and lower nuclear fuel costs driven by lower estimated prices.

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $120 million and $77 million for the six months ended June 30, 2015 and 2014, respectively. In July 2015, Oncor Holdings' board of directors declared a cash distribution between $80 million and $88 million to be paid in August 2015. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

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

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At June 30, 2015, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At June 30, 2015, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	Less than $1 million in cash has been posted with counterparties as compared to $9 million posted at December 31, 2014;

•	$64 million in cash has been received from counterparties as compared to $26 million received at December 31, 2014;

•	$226 million in letters of credit have been posted with counterparties, as compared to $329 million posted at December 31, 2014, and

•	$12 million in letters of credit have been received from counterparties, as compared to $3 million received at December 31, 2014.

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

On June 15, 2015, the Texas margin tax rate was permanently reduced from 1.0% to 0.75% effective for tax years beginning on or after January 1, 2015. Due to the rate reduction, deferred tax balances have been adjusted, resulting in an income tax benefit of $9 million recorded in the second quarter of 2015 (see Note 5 to the Financial Statements).

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $41 million, and no payments or refunds of federal income taxes are expected. However, please see Note 5 to the Financial Statements for discussion of future payments to the IRS that were formally assessed in the three months ended June 30, 2015 related to the final conclusion of audit issues for tax years 2008 and 2009. Forecasted payments related to the Texas margin tax have been reduced due to the recent enactment of a rate reduction in the Texas margin tax rate. Income tax payments totaled $46 million (all of which related to Texas margin tax) and $49 million ($46 million related to Texas margin tax)) for the six months ended June 30, 2015 and 2014, respectively. In April 2014, EFH Corp. paid the IRS $3 million in interest in final settlement of issues contested for tax years 1997 through 2002.

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

The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00, beginning with the test period ending June 30, 2014. The ratio was 1.39 to 1.00 at June 30, 2015, and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the TCEH DIP Facility) for the six and twelve months ended June 30, 2015 totaled $729 million and $1.718 billion, respectively. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

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

Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At June 30, 2015, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $22 million, with $9 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2015, TCEH posted letters of credit in the amount of $62 million, which are subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $85 million at June 30, 2015 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Under the terms of a TCEH rail car lease, which has $35 million in remaining lease payments at June 30, 2015 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Under the terms of another TCEH rail car lease, which has $36 million in remaining lease payments at June 30, 2015 and terminates in 2029, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

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

	June 30, 2015	December 31, 2014
Month-end average MtM VaR:	$75	$50
Month-end high MtM VaR:	$97	$129
Month-end low MtM VaR:	$59	$22

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

	June 30, 2015	December 31, 2014
Month-end average EaR:	$37	$27
Month-end high EaR:	$46	$60
Month-end low EaR:	$26	$4

The increase in the month end average MtM VaR risk measure during 2015 reflected increased commodity positions and higher market volatility.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $882 million at June 30, 2015. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at June 30, 2015 include $521 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $53 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables and amounts associated with derivative instruments related to hedging and trading activities. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At June 30, 2015, the exposure to credit risk from these counterparties totaled $361 million consisting of accounts receivable of $111 million and net asset positions related to commodity contracts of $250 million, after taking into account the netting provisions of the master agreements described above but before taking into account $77 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $284 million increased $39 million in the six months ended June 30, 2015.

Of this $284 million net exposure, 94% is with investment grade customers and counterparties, as determined by our internal credit evaluation process which includes publicly available information including major rating agencies' published ratings as well as internal credit methodologies and credit scoring models. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties based on, but not limited to, the assigned credit rating, margining and collateral management.

The following table presents the distribution of credit exposure at June 30, 2015. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2015) recognized as derivative assets in the condensed consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 14 to the Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$337	$70	$267
Below investment grade	24	7	17
Totals	$361	$77	$284
Investment grade	93.4%		94.0%
Below investment grade	6.6%		6.0%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 16%, 13% and 10% of the $284 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. Based on the evaluation performed as of June 30, 2015, our principal executive officer and principal financial officer concluded that due to the material weakness in our internal control over financial reporting related to accounting for deferred income taxes, as previously disclosed in our 2014 Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2015. In light of the material weakness in internal control over financial reporting, management completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for deferred income taxes, prior to filing this quarterly report on Form 10-Q.

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

In response to the material weakness described above, during the six months ended June 30, 2015, we began implementing a plan of remediation to strengthen our overall internal control over accounting for deferred income taxes. The remediation plan includes the following steps:

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

Management is currently implementing these steps. Specifically, during the six months ended June 30, 2015, we hired permanent and temporary resources to supplement our current staffing levels in our tax department and implemented additional oversight and monitoring controls. Once these steps and new controls are placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively.

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

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K and Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2015, except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2014 Form 10-K and our Form 10-Q for the period ended March 31, 2015. The risks described in such reports are not the only risks facing our company.

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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2015.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the six and twelve months ended June 30, 2015 and 2014

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: July 31, 2015