Form 10-Q
period 2015-09-30
Energy Future Holdings Corp /TX/
filed 2015-11-03
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

At November 3, 2015, there were 1,669,861,379 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011

DIP Facilities	Refers, collectively, to TCEH's debtor-in-possession financing and EFIH's debtor-in-possession financing. See Note 9 to the Financial Statements.

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH, but excluding the Oncor Ring-Fenced Entities

Disclosure Statement	Fifth Amended Disclosure Statement for the Debtors' Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code approved by the Bankruptcy Court in September 2015

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Debtors	EFIH and EFIH Finance

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes	Refers, collectively, to EFIH's and EFIH Finance's 6.875% Senior Secured First Lien Notes and 10.000% Senior Secured First Lien Notes exchanged or settled in June 2014 as discussed in Note 9.

EFIH PIK Notes	EFIH's $1.566 billion principal amount of 11.25%/12.25% Senior Toggle Notes.

EFIH Second Lien Notes	Refers, collectively, to EFIH's and EFIH Finance's $322 million principal amount of 11% Senior Secured Second Lien Notes and $1.389 billion principal amount of 11.75% Senior Secured Second Lien Notes.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Federal and State Income Tax Allocation Agreements
EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, executed on May 15, 2012 but effective as of January 1, 2010. EFH Corp., Oncor Holdings, Oncor, Texas Transmission, and Oncor Management Investment LLC are parties to a separate Federal and State Income Tax Allocation Agreement dated November 5, 2008. See Management's Discussion and Analysis, under Financial Condition.

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

Plan of Reorganization
Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in September 2015, as it may be amended, modified or supplemented from time to time

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

US	United States of America

VIE	variable interest entity

v

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)
Operating revenues	$1,737	$1,807	$4,265	$4,731
Fuel, purchased power costs and delivery fees	(831)	(868)	(2,090)	(2,256)
Net gain (loss) from commodity hedging and trading activities	103	75	226	(118)
Operating costs	(189)	(204)	(598)	(660)
Depreciation and amortization	(203)	(330)	(643)	(993)
Selling, general and administrative expenses	(192)	(183)	(547)	(594)
Impairment of goodwill (Note 4)	(700)	—	(1,400)	—
Impairment of long-lived assets (Note 6)	(1,295)	(9)	(1,971)	(30)
Other income (Note 17)	8	8	27	22
Other deductions (Note 17)	(26)	(5)	(86)	(7)
Interest income	—	—	—	1
Interest expense and related charges (Note 7)	(383)	(382)	(1,375)	(1,816)
Reorganization items (Note 8)	(68)	(55)	(275)	(720)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(2,039)	(146)	(4,467)	(2,440)
Income tax benefit (Note 5)	452	72	990	830
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 3)	127	123	278	276
Net income (loss)	$(1,460)	$49	$(3,199)	$(1,334)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)
Net income (loss)	$(1,460)	$49	$(3,199)	$(1,334)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $1, $6, $2 and $7)	(1)	(11)	(3)	(14)
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $— in all periods)	—	—	1	1
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax expense of $— in all periods)	1	(1)	2	—
Total other comprehensive income (loss)	—	(12)	—	(13)
Comprehensive income (loss)	$(1,460)	$37	$(3,199)	$(1,347)

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(3,199)	$(1,334)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	757	1,118
Deferred income tax benefit, net	(784)	(604)
Impairment of goodwill (Note 4)	1,400	—
Impairment of long-lived assets (Note 6)	1,971	30
Contract claims adjustments (Note 8)	26	—
Fees paid on EFIH Second Lien Notes repayment (Note 10) (reported as financing activities)	28	—
Fees paid for DIP Facilities (Note 9) (reported as financing activities)	—	180
Loss on exchange and settlement of EFIH First Lien Notes (Note 9)	—	108
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	(107)	502
Unrealized net (gain) from mark-to-market valuations of interest rate swaps (Note 7)	—	(1,303)
Liability adjustment arising from termination of interest rate swaps (Note 14)	—	278
Noncash realized loss on termination of interest rate swaps (Note 7)	—	1,237
Noncash realized gain on termination of natural gas hedging positions (Note 14)	—	(117)
Interest expense on toggle notes payable in additional principal (Note 7)	—	65
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 7)	—	72
Equity in earnings of unconsolidated subsidiaries	(278)	(276)
Distributions of earnings from unconsolidated subsidiaries (Note 3)	206	128
Impairment of intangible assets (Note 4)	83	—
Other, net	49	52
Changes in operating assets and liabilities:
Margin deposits, net	108	(270)
Accrued interest	(1)	512
Payable due to unconsolidated subsidiary	(113)	(32)
Other operating assets and liabilities, including liabilities subject to compromise	(269)	(79)
Cash provided by (used in) operating activities	(123)	267
Cash flows — financing activities:
Repayments/repurchases of debt (Notes 9 and 10)	(469)	(2,536)
Fees paid on EFIH Second Lien Notes repayment (Note 10)	(28)	—
Proceeds from DIP Facilities before fees paid (Note 9)	—	4,989
Fees paid for DIP Facilities (Note 9)	—	(180)
Other, net	—	1
Cash provided by (used in) financing activities	(497)	2,274

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	$(261)	$(249)
Nuclear fuel purchases	(77)	(76)
Changes in restricted cash	33	194
Proceeds from sales of nuclear decommissioning trust fund securities (Note 17)	315	250
Investments in nuclear decommissioning trust fund securities (Note 17)	(328)	(263)
Other, net	11	(8)
Cash used in investing activities	(307)	(152)

Net change in cash and cash equivalents	(927)	2,389
Cash and cash equivalents — beginning balance	3,428	1,217
Cash and cash equivalents — ending balance	$2,501	$3,606

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2,501	$3,428
Restricted cash (Note 17)	368	6
Trade accounts receivable — net (Note 17)	770	589
Inventories (Note 17)	388	468
Commodity and other derivative contractual assets (Note 14)	393	492
Other current assets	88	100
Total current assets	4,508	5,083
Restricted cash (Note 17)	506	901
Receivable from unconsolidated subsidiary (Note 15)	47	47
Investment in unconsolidated subsidiary (Note 3)	6,131	6,058
Other investments (Note 17)	974	995
Property, plant and equipment — net (Note 17)	10,072	12,397
Goodwill (Note 4)	952	2,352
Identifiable intangible assets — net (Note 4)	1,163	1,315
Commodity and other derivative contractual assets (Note 14)	30	5
Accumulated deferred income taxes	48	—
Other noncurrent assets	97	95
Total assets	$24,528	$29,248
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under debtor-in-possession credit facilities (Note 9)	$6,825	$—
Long-term debt due currently (Note 9)	36	39
Trade accounts payable	382	406
Net payables due to unconsolidated subsidiary (Note 15)	124	237
Commodity and other derivative contractual liabilities (Note 14)	160	316
Margin deposits related to commodity contracts	126	26
Accumulated deferred income taxes	129	135
Accrued taxes	111	157
Accrued interest (Notes 7 and 10)	116	119
Other current liabilities	327	360
Total current liabilities	8,336	1,795
Borrowings under debtor-in-possession credit facilities (Note 9)	—	6,825
Long-term debt, less amounts due currently (Note 9)	103	128
Liabilities subject to compromise (Note 10)	36,924	37,432
Commodity and other derivative contractual liabilities (Note 14)	4	1
Accumulated deferred income taxes	—	713
Other noncurrent liabilities and deferred credits (Note 17)	2,083	2,077
Total liabilities	47,450	48,971
Commitments and Contingencies (Note 11)
Shareholders' equity (Note 12)	(22,922)	(19,723)
Total liabilities and equity	$24,528	$29,248

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

Bankruptcy Proceeding

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). In September 2015, the Debtors filed the Plan of Reorganization and the Disclosure Statement. The Disclosure Statement was approved by the Bankruptcy Court in September 2015. In October 2015, the Debtors filed a plan supplement to the Plan of Reorganization that provides greater detail about the Plan of Reorganization and the Debtors post-emergence structure (the Plan Supplement).

Following the approval of the Disclosure Statement by the Bankruptcy Court, the Debtors solicited the vote of their required creditors for approval of the Plan of Reorganization. In October 2015, the required creditors voted to approve the Plan of Reorganization. The Bankruptcy Court hearing to review the Plan of Reorganization for confirmation is scheduled to begin on November 3, 2015. The Debtors cannot predict the outcome of the confirmation hearing. See Note 2 for further discussion regarding the Chapter 11 Cases and the Plan of Reorganization and the Disclosure Statement.

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

Changes in Accounting Standards

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for the first quarter of 2015. This new requirement is relevant to our presentation of the equity method investment in Oncor and our presentation of TCEH. The new guidance eliminated a scope exception previously applicable to equity method investments, resulting in the requirement of further analysis of the presentation of the Oncor equity method investment. Based on our analysis, ASU 2014-08 will not materially affect our results of operations, financial position, or cash flows, unless a sale of our Oncor investment and/or a spin-off of TCEH is approved by the Bankruptcy Court (see Note 2), at which time presentation as discontinued operations may be appropriate.

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new consolidation standard changes the criteria a reporting enterprise uses to evaluate if certain legal entities, such as limited partnerships and similar entities, should be consolidated. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03), Simplifying Balance Sheet Presentation by Presenting Debt Issuance Costs as a Deduction from Recognized Debt Liability. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. We do not expect ASU 2015-03 to materially affect our financial position until we issue new debt. During the Chapter 11 Cases, debt issuance costs on prepetition debt subject to compromise will continue to be reported in liabilities subject to compromise. In August 2015, the FASB issued Accounting Standards Update 2015-15 (ASU 2015-15), Interest-Imputation of Interest (Topic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. ASU 2015-15 provides guidance on the presentation of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit.

In May 2015, the FASB issued Accounting Standards Update 2015-07 (ASU 2015-07), Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-13, Derivatives and Hedging (Topic 815), Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. The ASU clarified that the use of locational marginal pricing by an independent system operator does not constitute net settlement of a contract for the purchase or sale of electricity if all the criterion of the normal purchase and normal sale scope exception are met, including physical delivery. The ASU was effective upon issuance and did not impact our financial statements.

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

Proposed Plan of Reorganization

A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court and is subject to the ultimate outcome of stakeholder negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. In September 2015, the Debtors filed the Plan of Reorganization and the Disclosure Statement. The Disclosure Statement was approved by the Bankruptcy Court in September 2015. In October 2015, the Debtors filed the Plan Supplement. The Debtors have the exclusive right to solicit the appropriate votes for the Plan of Reorganization until December 29, 2015 (the exclusivity period). In October 2015, the Plan of Reorganization was approved by the required creditors.

In general, the Plan of Reorganization proposes a structure that involves a tax-free deconsolidation or tax-free spin-off of TCEH from EFH Corp. (Reorganized TCEH), immediately followed by the acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third-party investors. Pursuant to the Plan of Reorganization and subject to certain conditions and required regulatory approvals, among other things:

•	TCEH will execute a transaction that will result in a partial step-up in the tax basis of certain TCEH assets;

•	the Reorganized TCEH Spin-Off will occur;

•
a consortium (collectively, the Investor Group) consisting of certain TCEH creditors, an affiliate of Hunt Consolidated, Inc. (Hunt) and certain other investors designated by Hunt will acquire (the EFH Acquisition) reorganized EFH Corp. (Reorganized EFH);

•
in connection with the EFH Acquisition, (i) the Investor Group will raise up to approximately $12.6 billion of equity and debt financing to invest in Reorganized EFH, (ii) a successor to Reorganized EFH will be converted to a real estate investment trust (REIT) under the Internal Revenue Code and (iii) all allowed claims against the EFH Debtors and the EFIH Debtors will receive treatment rendering them unimpaired (excluding any claims derived from or based upon make-whole, applicable premium, redemption premium or other similar payment provisions, or any other alleged premiums, fees, or claims relating to the repayment of claims and unsecured claims for post-petition interest in excess of the federal judgment rate of interest, each of which will be disallowed under the Plan of Reorganization), and

•
the Debtors, the Sponsor Group, certain settling TCEH first lien creditors, certain settling TCEH second lien creditors, certain settling TCEH unsecured creditors and the official committee of unsecured creditors of the TCEH Debtors (collectively, the Settling Parties) agreed to settle certain disputes, claims and causes of action.

Plan Support Agreement

In August 2015 (as amended in September 2015), each of the Debtors entered into a Plan Support Agreement (Plan Support Agreement) with various of their respective creditors, the Sponsor Group, the official committee of unsecured creditors of the TCEH Debtors and the Investor Group in order to effect an agreed upon restructuring of the Debtors pursuant to the Plan of Reorganization. Pursuant to the Plan Support Agreement, the parties agreed, subject to the terms and conditions contained in the Plan Support Agreement, to support the Debtors' Plan of Reorganization.

Pursuant to the Plan Support Agreement, certain of the parties to the Plan Support Agreement are required to not object to or interfere with an alternative plan of reorganization even if the EFH Acquisition is not completed so long as such plan meets certain minimum conditions. All or part of the Plan Support Agreement may be terminated upon the occurrence of certain events described in the Plan Support Agreement. In addition, under the Plan Support Agreement, the supporting parties have committed to support the inclusion of releases with respect to the claims described in the Settlement Agreement (described below) in the context of an alternative plan (which would become effective when a plan becomes effective).

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents and under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement contemplates a release of such claims upon approval of the Settlement Agreement by the Bankruptcy Court, which would remain effective regardless of whether the EFH Acquisition is completed. The Debtors expect to seek Bankruptcy Court approval of the Settlement Agreement at the confirmation hearing for the Plan of Reorganization.

Merger and Purchase Agreement

In August 2015, EFH Corp. and EFIH entered into a Purchase Agreement and Agreement and Plan of Merger (Merger and Purchase Agreement) with two acquisition entities, Ovation Acquisition I, L.L.C. (OV1) and Ovation Acquisition II, L.L.C. (collectively, the Purchasers), which are controlled by the Investor Group. Pursuant to the Merger and Purchase Agreement, at the effective time of the Plan of Reorganization and immediately after consummation of the Reorganized TCEH Spin-Off, the Investor Group will acquire Reorganized EFH.

The Merger and Purchase Agreement contemplates that funds received by the Purchasers pursuant to the Equity Commitment Letter, the Debt Commitment Letter and the Rights Offering and Backstop (each as defined below) will be used to facilitate the acquisition of Reorganized EFH and, as applicable, repay the allowed claims of holders of claims and interests in EFH Corp. and EFIH in full in cash (or otherwise render such claims unimpaired) pursuant to the Plan of Reorganization and, if applicable, to complete the Texas Transmission Acquisition (as defined below). The Merger and Purchase Agreement includes various conditions precedent to consummation of the transactions contemplated thereby, including a condition that certain approvals and rulings be obtained, including from the PUCT and the IRS, that are necessary to consummate the EFH Acquisition and convert Reorganized EFH into a REIT.

The Merger and Purchase Agreement may be terminated upon certain events, including, among other things, (a) by either party, if certain termination events occur under the Plan Support Agreement, including if the EFH Acquisition is not completed by April 30, 2016, subject to extension to June 30, 2016 or August 31, 2016 under certain conditions, (b) by EFH Corp. or EFIH, if their respective board of directors or managers determines in good faith that proceeding with the transactions contemplated by the Merger and Purchase Agreement would be inconsistent with its applicable fiduciary duties or (c) by the Purchasers, if EFH Corp. or EFIH fails to meet various milestones related to the Debtors' Chapter 11 Cases or otherwise materially breaches the Merger and Purchase Agreement.

EFH Corp.'s and EFIH's respective obligations under the Merger and Purchase Agreement are subject in all respects to the prior approval of the Bankruptcy Court.

Rights Offering

As contemplated by the Plan of Reorganization, OV1 intends to conduct an offering of equity rights (each, a Right, and such offering, the Rights Offering) to holders of unsecured debt claims, second lien debt claims, general unsecured claims and first lien secured claims against TCEH (Rights Offering Participants) enabling the Rights Offering Participants to purchase an aggregate of $5.787 billion of common stock of OV1 (as the successor by merger of Reorganized EFH), of which $5.087 billion of such common stock will be offered to holders of unsecured debt claims, second lien debt claims, and general unsecured claims against TCEH, and $700 million of such common stock will be offered to holders of first lien secured claims against TCEH. In October 2015, OV1 filed a registration statement on Form S-11 with the SEC to register the equity rights under the Securities Act of 1933. This quarterly report on Form 10-Q does not constitute an offer to sell, or a solicitation of an offer to purchase, the Rights.

Pursuant to a Backstop Agreement (Backstop Agreement), among certain investors named therein and their permitted assignees (Backstop Purchasers), EFH Corp., EFIH and OV1, the Backstop Purchasers have agreed to backstop $5.087 billion of Rights offered to certain of the Rights Offering Participants (Backstop).

In connection with the execution of the Merger and Purchase Agreement, each member of the Investor Group (collectively, the Equity Commitment Parties) delivered (a) an equity commitment letter (Equity Commitment Letter) in favor of EFH Corp. (including Reorganized EFH), EFIH and the Purchasers pursuant to which the Equity Commitment Parties committed to invest in one or more of the Purchasers an aggregate amount of approximately $2.013 billion (assuming the Texas Transmission Acquisition (as described below) is completed) and (b) a limited guarantee (Guarantee) in favor of EFH Corp. (including Reorganized EFH) and EFIH pursuant to which each such Equity Commitment Party committed to pay its pro rata share of all fees, costs or expenses payable by the Purchasers under the Merger and Purchase Agreement or under the Plan of Reorganization if such fees, costs or expenses become payable pursuant thereto. The aggregate liability of the Equity Commitment Parties under the Guarantee for fees and expenses is capped at $35 million.

If the Merger and Purchase Agreement, the Backstop Agreement or the Equity Commitment Letter are terminated for any reason, EFH Corp. and EFIH have waived their rights to seek any legal or equitable remedies, except in connection with the reimbursement of certain fees and expenses capped at $35 million, against the Purchasers or the Investor Group, the Backstop Purchasers or the Equity Commitment Parties, respectively.

Debt Funding Arrangements

In August 2015, in connection with the execution of the Merger and Purchase Agreement, the Investor Group entered into a commitment letter (Debt Commitment Letter) with Morgan Stanley Senior Funding, Inc. (Debt Commitment Lender) pursuant to which the Debt Commitment Lender committed to fund up to $5.5 billion under a senior secured term loan facility and $250 million under a senior secured bridge loan facility to reorganized EFIH and its subsidiaries at the closing of the EFH Acquisition.

Texas Transmission Acquisition

In connection with the EFH Acquisition and the Rights Offering, the Purchasers, EFH Corp. and EFIH have formulated a plan to create and implement an IPO Conversion (as such term is defined in the Investor Rights Agreement (Investor Rights Agreement), dated November 2008 among Oncor and certain of its direct and indirect equity holders, including EFH Corp. and Texas Transmission, pursuant to which one of the Purchasers, as the successor to Reorganized EFH as a result of the EFH Acquisition, would serve as an IPO corporation (as defined in the Investor Rights Agreement). In connection with the execution of the Merger and Purchase Agreement, the Purchasers have delivered to EFH Corp. an offer to purchase substantially all of the outstanding IPO Units (as defined in the Investor Rights Agreement) in the IPO corporation and all of the LLC Units (as defined in the Investor Rights Agreement) in Oncor held by Texas Transmission (the Texas Transmission Acquisition). EFH Corp. has instituted an adversary proceeding in the Bankruptcy Court to enforce certain rights against Texas Transmission under the Investor Rights Agreement (see Note 11).

Other

The Plan of Reorganization is subject to revision in response to creditor and/or stakeholder claims and objections and the requirements of the Bankruptcy Code and/or the Bankruptcy Court. Unless the Plan of Reorganization receives the requisite approval from the Bankruptcy Court, upon expiration of the exclusivity period (which has already been extended to the maximum period permitted by the Bankruptcy Code, but which has been, as described below, contractually extended with certain creditors), any creditor or stakeholder would have the ability to file in the Chapter 11 Cases one or more Chapter 11 plans of reorganization. Under an agreed stipulation approved by the Bankruptcy Court, if the exclusivity period has not been terminated by December 29, 2015, certain creditor constituencies have agreed that they will not file a chapter 11 plan of reorganization (or a disclosure statement) or cause such a filing until the Bankruptcy Court issues a final ruling regarding the confirmation of the Plan of Reorganization and that until the issuance of such a ruling, the Debtors will prosecute the Plan of Reorganization with reasonable diligence.

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

Nothing contained in this quarterly report on Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization, as filed or as it may be amended. The Plan of Reorganization will become effective only if it is confirmed by the Bankruptcy Court and the conditions to consummation set forth therein are satisfied. There can be no assurance that the Bankruptcy Court will confirm the Plan of Reorganization or that the conditions to consummation of the Plan of Reorganization will be satisfied.

Scheduling Matters

In August 2015, the Bankruptcy Court issued an order establishing November 3, 2015 as the date for the commencement of the hearing to confirm the Plan of Reorganization (the Confirmation Hearing Commencement Date). The Confirmation Hearing Commencement Date could be changed by the Bankruptcy Court (on its own, upon the motion of a party or upon the Debtors' request).

Mediation

In May 2015, the Bankruptcy Court issued an order authorizing and establishing mediation between the Debtors and certain TCEH stakeholders with respect to Plan of Reorganization issues that affect the TCEH Debtors' estates. In October 2015, the parties to the mediation and the mediator agreed to extend mediation to January 15, 2016 unless otherwise extended or terminated by the Bankruptcy Court or the mediator.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling, which request has been supplemented from time to time in response to requests from the IRS for information or as required by changes in the contemplated transactions (as supplemented, the Private Letter Ruling). It is expected that, among other things, the Private Letter Ruling if obtained will provide (A) for certain rulings regarding the qualification of (i) the transfer of certain assets and ordinary course operating liabilities to a newly-formed entity wholly-owned by TCEH (Reorganized TCEH) and (ii) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, the cash proceeds from the sale of preferred stock in a newly-formed entity, and the right to receive payments under a tax receivables agreement (if any), to holders of TCEH first lien claims under Sections 368(a)(1)(G), 355 and 356 of the Code and (B) certain rulings regarding the eligibility of EFH Corp. to qualify as a REIT for federal income tax purposes. The Debtors intend to continue to pursue the Private Letter Ruling to support the Plan of Reorganization.

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

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. In addition, in July 2015, the Bankruptcy Court entered an order establishing December 14, 2015 as the bar date for certain asbestos claims that arose or are deemed to have arisen before the Petition Date, except for certain specifically exempt claims.

We have received approximately 13,900 filed claims since the Petition Date. We are in the process of reconciling those claims to the amounts listed in our schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of November 3, 2015, approximately 5,000 of those claims have been settled, withdrawn or expunged. To the extent claims are reconciled and resolved, we have recorded them at the expected allowed amount. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

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

Since the Petition Date, we have renegotiated or rejected a limited number of executory contracts and unexpired leases. For the three and nine months ended September 30, 2015, this activity has resulted in the recognition of approximately a $2 million benefit and a $26 million expense, respectively, in contract claim adjustments recorded in reorganization items as detailed in Note 8. The Plan Supplement includes a list of contracts that the Debtors intend to either assume or reject pursuant to the Bankruptcy Code.

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

Non-Consolidation of Oncor and Oncor Holdings

Our investment in unconsolidated subsidiary as presented in the condensed consolidated balance sheets totaled $6.131 billion and $6.058 billion at September 30, 2015 and December 31, 2014, respectively, and consists almost entirely of our interest in Oncor Holdings, which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 25% and 26% of Oncor Holdings' consolidated operating revenues for the nine months ended September 30, 2015 and 2014, respectively.

See Note 15 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $206 million and $128 million for the nine months ended September 30, 2015 and 2014, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At September 30, 2015, $111 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2015, Oncor's regulatory capitalization ratio was 59.3% debt and 40.7% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. The debt calculation excludes bonds issued by Oncor Electric Delivery Transition Bond Company LLC, which were issued in 2003 and 2004 to recover specific generation-related regulatory assets and other qualified costs. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues	$1,072	$1,054	$2,957	$2,883
Operation and maintenance expenses	(387)	(376)	(1,134)	(1,074)
Depreciation and amortization	(217)	(218)	(653)	(638)
Taxes other than income taxes	(116)	(115)	(336)	(330)
Other income	1	3	5	10
Other deductions	(9)	(4)	(21)	(11)
Interest income	(1)	1	(1)	3
Interest expense and related charges	(84)	(89)	(250)	(266)
Income before income taxes	259	256	567	577
Income tax expense	(99)	(101)	(217)	(230)
Net income	160	155	350	347
Net income attributable to noncontrolling interests	(33)	(32)	(72)	(71)
Net income attributable to Oncor Holdings	$127	$123	$278	$276

Assets and liabilities of Oncor Holdings at September 30, 2015 and December 31, 2014 are presented below:

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18	$5
Restricted cash	62	56
Trade accounts receivable — net	444	407
Trade accounts and other receivables from affiliates	156	118
Income taxes receivable from EFH Corp.	—	144
Inventories	80	73
Accumulated deferred income taxes	7	10
Prepayments and other current assets	93	91
Total current assets	860	904
Restricted cash	—	16
Other investments	95	97
Property, plant and equipment — net	12,908	12,463
Goodwill	4,064	4,064
Regulatory assets — net	1,177	1,429
Other noncurrent assets	71	67
Total assets	$19,175	$19,040
LIABILITIES
Current liabilities:
Short-term borrowings	$708	$711
Long-term debt due currently	86	639
Trade accounts payable — nonaffiliates	164	202
Income taxes payable to EFH Corp.	31	24
Accrued taxes other than income	150	174
Accrued interest	67	93
Other current liabilities	149	156
Total current liabilities	1,355	1,999
Accumulated deferred income taxes	1,918	1,978
Long-term debt, less amounts due currently	5,681	4,997
Other noncurrent liabilities and deferred credits	2,270	2,245
Total liabilities	$11,224	$11,219

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment and arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated noncash impairment charges	(15,990)
Balance at December 31, 2014	2,352
Additional noncash impairment charges in 2015	(1,400)
Balance at September 30, 2015 (a)	$952
____________

(a)	Net of accumulated impairment charges totaling $17.39 billion.

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

Wholesale electricity prices in the ERCOT market, in which our Competitive Electric segment largely operates, have generally moved with natural gas prices as marginal electricity demand is generally supplied by natural gas fueled generation facilities. Accordingly, the sustained decline in natural gas prices, which we have experienced since mid-2008, negatively impacts our profitability and cash flows and reduces the value of our generation assets, which consist largely of lignite/coal and nuclear fueled facilities. While we had partially mitigated these effects with hedging activities, we are now significantly exposed to this price risk. Because of this market condition, our analyses over the past several years have indicated that the carrying value of the Competitive Electric segment exceeds its estimated fair value (enterprise value). Consequently, we continually monitor trends in electricity prices, natural gas prices, market heat rates, capital spending for environmental and other projects and other operational factors to determine if goodwill impairment testing should be done during the course of a year and not only at the annual December 1 testing date.

During the three months ended September 30, 2015, we experienced an impairment indicator related to decreases in forward wholesale electricity prices when compared to those prices reflected in our March 31, 2015 goodwill impairment testing analysis. As a result, the likelihood of a goodwill impairment had increased, and we initiated further testing of goodwill as of September 30, 2015. We substantially completed our testing of goodwill for impairment during the period and recorded an estimated impairment of $700 million at September 30, 2015, which we reported in the Competitive Electric segment results.

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

There was no change to the goodwill balance for the three and nine months ended September 30, 2014.

Key inputs into our goodwill impairment testing at September 30 and March 31, 2015 and December 1, 2014 were as follows:

•
The carrying value (excluding debt) of the Competitive Electric segment exceeded its estimated enterprise value by approximately 50% at September 30, 2015, 34% at March 31, 2015 and by 17% at December 1, 2014.

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

•
The discount rates applied to internally developed cash flow projections were 6.00%, 6.00% and 6.25% at September 30, 2015, March 31, 2015 and December 1, 2014, respectively. The discount rate represents the weighted average cost of capital consistent with our views of the rate that an expected market participant would utilize for valuation, including the risk inherent in future cash flows, taking into account the capital structure, debt ratings and current debt yields of comparable public companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry.

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

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	September 30, 2015			December 31, 2014
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$438	$25	$463	$425	$38
Capitalized in-service software	356	210	146	362	216	146
Other identifiable intangible assets (a)	58	27	31	460	291	169
Total identifiable intangible assets subject to amortization	$877	$675	202	$1,285	$932	353
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			6			7
Total identifiable intangible assets			$1,163			$1,315
____________

(a)	See discussion below regarding impairment charges recorded in the three and nine months ended September 30, 2015 related to other identifiable intangible assets.

At September 30, 2015 and December 31, 2014, amounts related to fully amortized assets that are expired, or of no economic value, have been excluded from both the gross carrying and accumulated amortization amounts in the table above.

Amortization expense related to finite-lived identifiable intangible assets (including the condensed statements of consolidated income (loss) line item) consisted of:

Identifiable Intangible Asset	Condensed Statement of Consolidated Income (Loss) Line	Segment	Three Months Ended September 30,		Nine Months Ended September 30,
			2015	2014	2015	2014
Retail customer relationship	Depreciation and amortization	Competitive Electric	$4	$6	$13	$17
Capitalized in-service software	Depreciation and amortization	Competitive Electric and Corporate and Other	13	11	35	34
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	Competitive Electric	9	19	21	56
Total amortization expense (a)			$26	$36	$69	$107
____________

(a)
Amounts recorded in depreciation and amortization totaled $21 million and $25 million for the three months ended September 30, 2015 and 2014, respectively, and $54 million and $76 million for the nine months ended September 30, 2015 and 2014, respectively.

Intangible Impairments

The impairments of our generation facilities in March and September 2015 (see Note 6) resulted in the impairment of the SO2 allowances under the Clean Air Act's acid rain cap-and-trade program that are associated with those facilities to the extent they are not projected to be used at other sites. The fair market values of the SO2 allowances were estimated to be de minimis based on Level 3 fair value estimates (see Note 13). We also impaired certain of our SO2 allowances under the Cross-State Air Pollution Rule (CSAPR) related to the impaired generation facilities. Accordingly, in the three and nine months ended September 30, 2015, we recorded noncash impairment charges of $4 million and $55 million, respectively, in our Competitive Electric segment (before deferred income tax benefit) in other deductions related to our existing environmental allowances and credits intangible asset. SO2 emission allowances granted to us under the acid rain cap-and-trade program were recorded as intangible assets at fair value in connection with purchase accounting related to the Merger in 2007. Additionally, the impairments of our generation and related mining facilities in September 2015 resulted in our recording noncash impairment charges of $19 million in our Competitive Electric segment (before deferred income tax benefit) in other deductions related to mine development costs (included in other identifiable intangible assets in the table above) at the facilities.

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

Estimated Amortization of Identifiable Intangible Assets

The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2015	$86
2016	$61
2017	$50
2018	$30
2019	$16

5.	INCOME TAXES

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. EFH Corp. is the corporate member of the EFH Corp. consolidated group, while each of EFIH, Oncor Holdings, EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Pursuant to applicable US Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

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

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(2,039)	$(146)	$(4,467)	$(2,440)
Income tax benefit	$452	$72	$990	$830
Effective tax rate	22.2%	49.3%	22.2%	34.0%

For the three months ended September 30, 2015, the effective tax rate of 22.2% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible goodwill impairment charge (see Note 4) and nondeductible legal and other professional services costs related to the Chapter 11 Cases. For the three months ended September 30, 2014, the effective tax rate of 49.3% related to our income tax benefit was higher than the US Federal statutory rate of 35% due primarily to an income tax benefit related to an adjustment of reserves for uncertain tax positions for the 2007 tax year, partially offset by nondeductible legal and other professional services costs related to the Chapter 11 Cases.

For the nine months ended September 30, 2015, the effective tax rate of 22.2% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible goodwill impairment charges (see Note 4) and nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges (see Notes 4 and 6) and the tax benefit recognized due to the Texas margin tax rate reduction in the second quarter of 2015. For the nine months ended September 30, 2014, the effective tax rate of 34.0% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases, offset by an income tax benefit recorded in the third quarter of 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year.

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

In September 2014, we signed a final agreed RAR with the IRS and associated documentation for the 2007 tax year. The Bankruptcy Court approved our signing of the RAR in October 2014. As a result of receiving, agreeing to and signing the final RAR, we reduced the liability for uncertain tax positions by $58 million, resulting in a $19 million reclassification to the accumulated deferred income tax liability and the recording of a $39 million income tax benefit reflecting deductions related to lignite depletion and the release of accrued interest on uncertain tax positions. The adjustments did not result in a significant change to the originally filed tax return nor did it result in any cash tax or interest due. The total income tax benefit of $39 million reflected a $24 million income tax benefit recorded in Corporate and Other activities and a $15 million income tax benefit reported in the Competitive Electric segment results.

6.	IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Lignite/Coal Fueled Generation and Mining Assets

We evaluated our generation assets for impairment during September 2015 as a result of an impairment indicator related to the continued decline in forecasted wholesale electricity prices in ERCOT. Our evaluation concluded that impairments existed at our Martin Lake, Sandow 4 and Sandow 5 generation facilities, and the carrying value for those facilities and related mining facilities were reduced in total by $1.295 billion. Our fair value measurement for these assets was determined based on an income approach that utilized probability-weighted estimates of discounted future cash flows, which were Level 3 fair value measurements (see Note 13). Key inputs into the fair value measurement for these assets included current forecasted wholesale electricity prices in ERCOT, forecasted fuel prices, capital and operating expenditure forecasts and discount rates.

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

In the three and nine months ended September 30, 2014, we wrote off previously incurred and deferred costs totaling $9 million and $30 million, respectively, for mining projects not expected to be completed due to economic forecasts and regulatory uncertainty. These charges have been recorded in impairment of long-lived assets in the Competitive Electric segment's results.

Additional material impairments may occur in the future with respect to these assets or other of our generation facilities if forward wholesale electricity prices continue to decline or forecasted costs of producing electricity at our generation facilities increase.

7.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest paid/accrued on debtor-in-possession financing	$74	$74	$221	$88
Adequate protection amounts paid/accrued (a)	311	308	919	519
Interest paid/accrued on pre-petition debt (b)	—	3	243	1,152
Interest expense on pre-petition toggle notes payable in additional principal (Note 10)	—	—	—	65
Noncash realized net loss on termination of interest rate swaps (offset in unrealized net gain) (c)	—	—	—	1,237
Unrealized mark-to-market net gain on interest rate swaps	—	—	—	(1,303)
Amortization of debt issuance, amendment and extension costs and discounts	—	—	—	67
Capitalized interest	(2)	(3)	(8)	(14)
Other	—	—	—	5
Total interest expense and related charges	$383	$382	$1,375	$1,816
____________

(a)	Post-petition period only.

(b)
For the nine months ended September 30, 2015, amounts include $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 10). Includes amounts related to interest rate swaps totaling $194 million for the nine months ended September 30, 2014. Of the $194 million for the nine months ended September 30, 2014, $127 million is included in the liability arising from the termination of TCEH interest rate swaps discussed in Note 14.

(c)	Includes $1.225 billion related to terminated TCEH interest rate swaps (see Note 14) and $12 million related to other interest rate swaps.

Interest expense for the nine months ended September 30, 2015 reflects interest paid and accrued on debtor-in-possession financing (see Note 9), adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.616 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.235 billion net liability related to the TCEH interest rate swaps and natural gas hedging positions terminated shortly after the Bankruptcy Filing (see Note 14), in exchange for their consent to the senior secured, super-priority liens contained in the TCEH DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date, and interest paid on EFIH's pre-petition 11.00% Second Lien Notes due 2021 and 11.75% Second Lien Notes due 2022 as approved by the Bankruptcy Court in March 2015 (see Note 10). The interest rate applicable to the adequate protection amounts paid/accrued for the nine months ended September 30, 2015 is 4.68% (one-month LIBOR plus 4.50%). In connection with the completion of the Plan of Reorganization, the amount of adequate protection payments may be adjusted to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the Plan of Reorganization by the Bankruptcy Court.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of adequate protection amounts as discussed above and post-petition interest payments on EFIH First Lien Notes in connection with the settlement in June 2014 as discussed in Note 9. Additionally, the Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 10. Additional payments may also be made upon approval by the Bankruptcy Court, at the federal judgment rate (see Note 11). Other than these amounts ordered or approved by the Bankruptcy Court, effective April 29, 2014, we discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated income (loss) for the three months ended September 30, 2015 and 2014, the nine months ended September 30, 2015 and the post-petition period ended September 30, 2014 does not include $327 million, $337 million, $943 million and $574 million, respectively, in contractual interest on pre-petition debt classified as LSTC, which has been stayed by the Bankruptcy Court effective on the Petition Date. For the three months ended September 30, 2015 and 2014, the nine months ended September 30, 2015 and the post-petition period ended September 30, 2014, adequate protection paid/accrued presented below excludes $15 million, $15 million, $44 million and $25 million, respectively, related to interest paid/accrued on the TCEH first-lien interest rate and commodity hedge claims (see Note 14), as such amounts are not included in contractual interest amounts below.

	Three Months Ended September 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$31	$—	$—	$31
EFIH	101	—	—	101
EFCH	2	—	—	2
TCEH	520	296	—	224
Eliminations (b)	(31)	—	—	(31)
Total	$623	$296	$—	$327

	Three Months Ended September 30, 2014
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Ordered Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$31	$—	$—	$31
EFIH	114	—	—	114
EFCH	2	—	—	2
TCEH	514	293	—	221
Eliminations (b)	(31)	—	—	(31)
Total	$630	$293	$—	$337

	Nine Months Ended September 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued (a)	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$94	$—	$—	$94
EFIH	314	—	50	264
EFCH	5	—	—	5
TCEH	1,548	875	—	673
Eliminations (b)	(93)	—	—	(93)
Total	$1,868	$875	$50	$943

	Post-Petition Period Ended September 30, 2014
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Ordered Interest Paid/Accrued (a)	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$53	$—	$—	$53
EFIH	248	—	54	194
EFCH	3	—	—	3
TCEH	871	494	—	377
Eliminations (b)	(53)	—	—	(53)
Total	$1,122	$494	$54	$574
___________

(a)
For the nine months ended September 30, 2015 represents portion of interest related to the EFIH Second Lien Notes that was repaid based on the approval of the Bankruptcy Court; however, excludes $185 million of post-petition interest paid in 2015 that contractually related to 2014 and default interest (see Note 10). For the post-petition period ended September 30, 2014, represents interest on EFIH First Lien Notes exchanged and settled in June 2014 (see Note 9).

(b)	Represents contractual interest on affiliate debt held by EFH Corp. and EFIH that is classified as LSTC.

8.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three months ended September 30, 2015 and 2014, the nine months ended September 30, 2015 and the post-petition period ended September 30, 2014 as reported in the condensed statements of consolidated income (loss):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Post-Petition Period Ended September 30, 2014
Expenses related to legal advisory and representation services	$46	$38	$148	$79
Expenses related to other professional consulting and advisory services	22	22	69	72
Contract claims adjustments	(2)	—	26	—
Fees associated with repayment of EFIH Second Lien Notes (Note 10)	—	—	28	—
Noncash liability adjustment arising from termination of interest rate swaps (Note 14)	—	—	—	278
Fees associated with completion of TCEH and EFIH DIP Facilities	—	(5)	—	180
Loss on exchange and settlement of EFIH First Lien Notes (Note 9)	—	—	—	108
Other	2	—	4	3
Total reorganization items	$68	$55	$275	$720

9.	DEBTOR-IN-POSSESSION BORROWING FACILITIES AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

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

The TCEH DIP Facility and related available capacity at September 30, 2015 are presented below. Borrowings are reported in the condensed consolidated balance sheets as borrowings under debtor-in-possession credit facilities. In the September 30, 2015 condensed consolidated balance sheet the borrowings under the TCEH DIP Facility are reported as current liabilities since the maturity date of the facility was May 2016 as of such date. In October 2015, the TCEH Debtors paid an $8 million extension fee and extended the maturity date of the TCEH DIP Facility to the earlier of (a) November 2016 or (b) the effective date of any reorganization plan of TCEH. The terms of the facility were otherwise unchanged by the extension. In September 2015, the TCEH Debtors extended their use of cash collateral to the earlier of (a) the effective date of a plan of reorganization or (b) 60 days following termination of the Debtors' Plan Support Agreement, provided that the TCEH Debtors do not otherwise cause an event of default under the cash collateral order.

	September 30, 2015
TCEH DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
TCEH DIP Revolving Credit Facility (a)	$1,950	$1,950	$—
TCEH DIP Term Loan Facility (b)	1,425	—	436
Total TCEH DIP Facility	$3,375	$1,950	$436
___________

(a)
Facility used for general corporate purposes. No amounts were borrowed at September 30, 2015. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of TCEH DIP Revolving Credit Facility cash borrowings outstanding without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At both September 30, 2015 and December 31, 2014, all $1.425 billion of the TCEH DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount at September 30, 2015, $436 million is reported as cash and cash equivalents and $364 million is reported as restricted cash, which represents the amount of outstanding letters of credit.

Amounts borrowed under the TCEH DIP Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%. At both September 30, 2015 and December 31, 2014, the interest rate on outstanding borrowings was 3.75%. The TCEH DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Facility.

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

As of September 30, 2015, remaining cash on hand from borrowings under the EFIH DIP Facility, net of fees, totaled approximately $370 million, which was held as cash and cash equivalents. In the September 30, 2015 condensed consolidated balance sheet, the borrowings under the EFIH DIP Facility are reported as current liabilities since the maturity date of the facility is June 2016.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both September 30, 2015 and December 31, 2014, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. As of September 30, 2015, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

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

	September 30, 2015	December 31, 2014
EFH Corp. (parent entity)
8.82% Non-Debtor Building Financing due semiannually through February 11, 2022	$35	$40
Unamortized fair value premium (a)	6	7
Total EFH Corp.	41	47
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (b)	21	21
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (b)	25	29
Unamortized fair value discount (a)	(2)	(3)
Total EFCH	44	47
TCEH
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (c)	13	25
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015 (c)	—	4
Capital lease obligations	40	44
Other	2	2
Unamortized discount	(1)	(2)
Total TCEH	54	73
Total EFH Corp. consolidated	139	167
Less amounts due currently	(36)	(39)
Total long-term debt not subject to compromise	$103	$128
____________

(a)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(b)	Approved by the Bankruptcy Court for repayment.

(c)	Debt issued by trust and secured by assets held by the trust.

10.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Notes, loans and other debt per the following table	$34,679	$35,124
Accrued interest on notes, loans and other debt	749	804
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 14)	1,235	1,235
Trade accounts payable and other expected allowed claims	261	269
Total liabilities subject to compromise	$36,924	$37,432

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise.

	September 30, 2015	December 31, 2014
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$2
10% Fixed Senior Notes due January 15, 2020	3	3
10.875% Fixed Senior Notes due November 1, 2017	33	33
11.25% / 12.00% Senior Toggle Notes due November 1, 2017	27	27
5.55% Fixed Series P Senior Notes due November 15, 2014 (a)	90	90
6.50% Fixed Series Q Senior Notes due November 15, 2024 (a)	201	201
6.55% Fixed Series R Senior Notes due November 15, 2034 (a)	291	291
Unamortized fair value discount (b)	(118)	(118)
Total EFH Corp.	529	529
EFIH
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	322	406
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,750
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,566	1,566
9.75% Fixed Senior Notes due October 15, 2019	2	2
Unamortized premium	243	243
Unamortized discount	(121)	(121)
Total EFIH	3,401	3,846
EFCH
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (b)	(1)	(1)
Total EFCH	8	8
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	3,809	3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017 (a)	$15,691	$15,691

	September 30, 2015	December 31, 2014
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,292
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (b)	(103)	(103)
Other:
Other	1	1
Unamortized discount	(91)	(91)
Total TCEH	31,474	31,474
Deferred debt issuance and extension costs	(733)	(733)
Total EFH Corp. consolidated notes, loans and other debt	$34,679	$35,124
___________

(a)	Excludes the following principal amounts of debt held by EFIH or EFH Corp. (parent entity) and eliminated in consolidation.

	September 30, 2015	December 31, 2014
EFH Corp. 5.55% Fixed Series P Senior Notes due November 15, 2014	$281	$281
EFH Corp. 6.50% Fixed Series Q Senior Notes due November 15, 2024	545	545
EFH Corp. 6.55% Fixed Series R Senior Notes due November 15, 2034	456	456
TCEH Floating Rate Term Loan Facilities due October 10, 2017	19	19
TCEH 10.25% Fixed Senior Notes due November 1, 2015	213	213
TCEH 10.25% Fixed Senior Notes due November 1, 2015, Series B	150	150
Total	$1,664	$1,664

(b)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

Repayment of EFIH Second Lien Notes

In March 2015, with the approval of the Bankruptcy Court, EFIH used some of its cash to repay (Repayment) $735 million, including interest at contractual rates, in amounts outstanding under EFIH's pre-petition 11.00% Fixed Senior Secured Second Lien Notes due October 1, 2021 (11.00% Notes) and 11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022 (11.75% Notes) and $15 million in certain fees and expenses of the trustee for such notes. The Repayment resulted in an $84 million reduction in the principal amount of the 11.00% Notes, a $361 million reduction in the principal amount of the 11.75% Notes and the payment of $235 million and $55 million of accrued and unpaid post-petition and pre-petition interest, respectively, at contractual rates. The Repayment required the requisite consent of the lenders under EFIH's DIP Facility. EFIH received such consent from approximately 97% of the lenders under the EFIH DIP Facility in consideration of an aggregate consent fee equal to approximately $13 million. As a result of the Repayment, as of September 30, 2015, the principal amount outstanding on the 11.00% Notes and 11.75% Notes are $322 million and $1.389 billion, respectively.

TCEH Letter of Credit Facility Activity

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At September 30, 2015, the restricted cash related to the pre-petition TCEH Letter of Credit Facility totaled $506 million, and there were no outstanding letters of credit related to the pre-petition TCEH Letter of Credit Facility. Due to the default under the pre-petition TCEH Senior Secured Facilities, the letter of credit capacity is no longer available. In the first quarter of 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and in 2014, the subsidiary drew on the letter of credit in the amount of $150 million to settle amounts due from TCEH. The remaining $7 million under the letter of credit expired in July 2014. For the year ended December 31, 2014 and the nine months ended September 30, 2015, $245 million and $45 million, respectively, of letters of credit have been drawn upon by counterparties to settle amounts due from TCEH. Included in the nine months ended September 30, 2015 amount was $20 million drawn by certain executive officers to satisfy payments related to long-term incentive awards.

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

EFIH 6.875% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 6.875% Notes outstanding at September 30, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 9. The notes bore interest at a fixed rate of 6.875% per annum. The EFIH 6.875% Notes were secured on a first-priority basis by EFIH's pledge of its 100% ownership of the membership interests in Oncor Holdings (the EFIH Collateral) on an equal and ratable basis with the EFIH 10% Notes (discussed below).

EFIH 10% Senior Secured First Lien Notes — There were no principal amounts of the EFIH 10% Notes outstanding at September 30, 2015 as the notes were exchanged or settled in June 2014 as discussed in Note 9. The notes bore interest at a fixed rate of 10% per annum. The notes were secured by the EFIH Collateral on an equal and ratable basis with the EFIH 6.875% Notes.

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

See Notes 9 and 10 for discussion of guarantees and security for certain of our post-petition and pre-petition debt.

Letters of Credit

At September 30, 2015, TCEH had outstanding letters of credit under credit facilities totaling $364 million as follows:

•	$203 million to support commodity risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•	$74 million to support executory contracts and insurance agreements;

•	$55 million to support TCEH's REP financial requirements with the PUCT, and

•	$32 million for other credit support requirements.

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

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes discussed in Note 9 and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. The indenture trustee also filed a motion in May 2014 asking the Bankruptcy Court to lift the automatic stay for cause in order to allow the trustee's notice purporting to rescind the automatic acceleration of the EFIH First Lien Notes to take effect. Following argument and briefing on cross motions for summary judgment, in March 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on almost all issues, including denying the indenture trustee's motion for summary judgment in full and granting the EFIH Debtors summary judgment on all but the issue of whether to lift the automatic stay. In July 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors on the issue of whether to lift the automatic stay. The result of these two rulings is that the Bankruptcy Court has found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In July 2015, the first lien indenture trustee appealed the Bankruptcy Court's ruling to the United States District Court for the District of Delaware. The EFIH Debtors intend to vigorously defend against this appeal. We cannot predict the outcome of this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). If, as of September 30, 2015, the EFIH Second Lien Make-whole Claims were allowed, the amount of such claims would have been approximately $455 million plus reimbursement of expenses. In December 2014, the EFIH Debtors filed counterclaims for relief against the Second Lien indenture trustee, seeking declaratory relief that, among other things, EFIH is not obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium, if owing, would not constitute an allowed secured claim (EFIH Second Lien Counterclaims). As a result of EFIH's partial repayment of the EFIH Second Lien Notes, the indenture trustee for the EFIH Second Lien Notes amended its complaint in April 2015, and the EFIH Debtors filed an answer to such complaint in April 2015. In July 2015, the EFIH Debtors filed a motion for summary judgment in the adversary proceeding. In October 2015, the Bankruptcy Court issued a ruling and order in favor of the EFIH Debtors. The order and ruling found that no make-whole premium is due with respect to the EFIH Second Lien Notes.

In December 2014, the EFIH Debtors initiated litigation against the indenture trustee for the EFIH PIK Notes seeking, among other things, a declaratory judgment that EFIH is not obligated to pay a redemption premium in connection with the cash repayment of the EFIH PIK Notes and that any post-petition interest owing on these notes is to be paid at the statutory Federal Judgment Rate of interest. In June 2015, the Bankruptcy Court issued an opinion and entered an order dismissing the EFIH Debtors' adversary proceeding. However, in its opinion, the Bankruptcy Court noted that as an alternative the EFIH Debtors may file a claim objection to the EFIH PIK noteholders' claims made in the Chapter 11 Cases. In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption premium and post-petition interest at the contract rate under the EFIH PIK Notes. In October 2015, the Bankruptcy Court issued opinions in favor of the EFIH Debtors. One opinion found that no make-whole premium is due with respect to the EFIH PIK Notes. The second opinion found that the EFIH PIK noteholders' allowed claim does not, as a matter of law, include post-petition interest whether at the contract rate or the Federal Judgment Rate. This opinion did find, however, that, in connection with the confirmation of a Plan of Reorganization, the Bankruptcy Court could, at its discretion, grant post-petition interest as part of the EFIH PIK noteholders' allowed claim under general principals of equity and that such grant could be at the contract rate, the Federal Judgment Rate or any other amount that the Bankruptcy Court determines to be equitable. We cannot predict whether the Bankruptcy Court will decide to grant post-petition interest to the EFIH PIK noteholders as part of their allowed claim in connection with the confirmation of the Plan of Reorganization.

In October 2015, EFH Corp. filed a claim objection with the Bankruptcy Court with respect to the EFH Corp. Series P, Q and R Senior Notes (collectively, the EFH Legacy Notes) noteholders' claims for, among other things, make-whole premiums and post-petition interest. If, as of September 30, 2015, a make-whole claim and a post-petition interest claim were allowed, such claims would be $224 million and $56 million, respectively. In October 2015, the indenture trustee for the EFH Legacy Notes filed a response to this claim objection. No argument date has been set by the Bankruptcy Court regarding the EFH Legacy Notes claim objection. EFH Corp. intends to vigorously defend against the claims described above. We cannot predict the outcome of this proceeding.

In October 2015, EFH Corp. filed a claim objection with the Bankruptcy Court with respect to the EFH Corp. 10.875% Senior Notes and 11.25%/12% Senior Toggle Notes (collectively, the EFH LBO Notes) noteholders' claims for, among other things, optional redemption payment and post-petition interest. If, as of September 30, 2015, a redemption claim and a post-petition interest claim were allowed, such claims would be $1 million and $11 million, respectively. The indenture trustee for the EFH LBO Notes has not yet filed a response to this claim objection. No argument date has been set by the Bankruptcy Court regarding the EFH LBO Notes claim objection. EFH Corp. intends to vigorously defend against the claims described above. We cannot predict the outcome of this proceeding.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Potential Inter/Intra Debtor Claims — In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc group of TCEH unsecured creditors; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. The claims asserted by the ad hoc group of TCEH unsecured creditors and the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH, are subject to the Settlement Agreement and the Plan Support Agreement, to which both groups are party. The Bankruptcy Court entered an order in September 2015 (a) adjourning the motions filed by the ad hoc group of TCEH unsecured creditors and the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH, pending further order of the Bankruptcy Court and subject to the terms of the Plan Support Agreement and (b) adjourning the motion filed by the official committee representing unsecured interests at EFH and EFIH (who is not party to the Settlement Agreement or the Plan Support Agreement) to January 2016.

The Settlement Agreement is anticipated to be heard in connection with the hearing to consider confirmation of the Plan of Reorganization. We cannot predict the timing or outcome of future proceedings, if any, related to these transactions. The outcome of any of these claims could be material and could affect the results of operations, liquidity or financial condition of a particular Debtor.

Adversary Complaint against Texas Transmission — In October 2015, as contemplated by the Merger and Purchase Agreement, EFH Corp. filed with the Bankruptcy Court an adversary complaint against Texas Transmission seeking a judgment from the Bankruptcy Court ordering Texas Transmission to comply with its obligation under the Investor Rights Agreement in connection with the transactions contemplated by the Merger and Purchase Agreement, including (a) in connection with the closing of the merger, selling its interests in Oncor to the Investor Group at the same price that the Investor Group has agreed to purchase EFH Corp equity under the Merger and Purchase Agreement and (b) cooperating with Oncor and EFH Corp. in implementing the IPO Conversion Plan contemplated by the Merger and Purchase Agreement in order to effectuate the REIT.

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

In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities, which the EPA said "superseded" its July 2012 notice. In August 2013, the US Department of Justice, acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant Generation Company LLC and Big Brown Power Company LLC in federal district court in Dallas, alleging violations of the CAA at our Big Brown and Martin Lake generation facilities. In August 2015, the district court issued its ruling on our motion to dismiss and granted the motion as to seven of the nine claims asserted by the EPA in the lawsuit. Two claims remain before the district court, and those are currently scheduled for trial in October 2017. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against the remaining allegations. The lawsuit requests the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require the payment of substantial penalties. We cannot predict the outcome of these proceedings, including the financial effects, if any.

Greenhouse Gas Emissions — The EPA has finalized two rules to address greenhouse gas (GHG) emissions from new, modified and reconstructed units, and existing electricity generation plants. In January 2014, the EPA proposed standards to regulate CO2 emissions from new electricity generation plants. Luminant filed comments on the proposed standards for new sources in May 2014. In June 2014, the EPA proposed two additional rules: 1) guidelines for states to develop standards that address CO2 emissions from existing electricity generation plants, and 2) proposed standards for modified and reconstructed electricity generation plants. The final rule for new and modified or reconstructed units were combined into one regulation in August 2015. The final rule for existing plants, also released in August 2015, would establish state-specific emission rate goals to reduce nationwide CO2 emissions related to affected electricity generation units by over 30% from 2012 emission levels by 2030. In October 2015, the final rules, including the rule for existing plants, were published in the Federal Register. Immediately following publication of the rule for existing plants, a number of petitions for review were filed in the D.C. Circuit Court by various parties and groups challenging the rule, including challenges from twenty-six different states opposed to the rule as well as those from, among others, certain power generating companies, various business groups and some labor unions. Luminant also filed its own petition for review. In addition, several parties have filed motions to stay the implementation of the rule while the court reviews the legality of the rule for existing units. Along with several other companies, Luminant supported a motion to stay the rule filed by the Utility Air Regulatory Group by submitting a declaration in support of the stay. In August 2015, the EPA also proposed federal plan requirements and model rules for states to consider as they develop state plans to comply with the rules for GHG emissions. A federal plan would be deemed final for a state if a state fails to submit a state plan or if the EPA disapproves a submitted state plan. Comments on the federal plan proposal are due in January 2016. The EPA is expected to finalize the rule that establishes federal plan requirements by the summer of 2016. While we cannot predict the outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

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

State Implementation Plan (SIP)

In February 2013, in response to a petition for rulemaking filed by the Sierra Club, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. In 2014, as a result of a D.C. Circuit Court decision striking down an affirmative defense in another EPA rule, the EPA revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. We filed comments on the EPA proposal in November 2014. In May 2015, the EPA finalized the proposal. In June 2015, we filed a petition for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. The State of Texas and other parties have also filed similar petitions in the Fifth Circuit Court. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court.

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

Equity

The following table presents the changes to equity for the nine months ended September 30, 2015:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2	$7,968	$(27,563)	$(130)	$—	$(19,723)
Net loss	—	—	(3,199)	—	—	(3,199)
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(3)	—	(3)
Net effects of cash flow hedges	—	—	—	1	—	1
Net effects related to Oncor	—	—	—	2	—	2
Balance at September 30, 2015	$2	$7,968	$(30,762)	$(130)	$—	$(22,922)
________________

(a)	Authorized shares totaled 2,000,000,000 at September 30, 2015. Outstanding shares totaled 1,669,861,379 and 1,669,861,379 at September 30, 2015 and December 31, 2014, respectively.

The following table presents the changes to equity for the nine months ended September 30, 2014:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$2	$7,962	$(21,157)	$(63)	$1	$(13,255)
Net loss	—	—	(1,334)	—	—	(1,334)
Effects of stock-based incentive compensation plans	—	6	—	—	—	6
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(14)	—	(14)
Net effects of cash flow hedges	—	—	—	1	—	1
Investment by noncontrolling interests	—	—	—	—	1	1
Other	—	1	—	—	(2)	(1)
Balance at September 30, 2014	$2	$7,969	$(22,491)	$(76)	$—	$(14,596)
________________

(a)	Authorized shares totaled 2,000,000,000 at September 30, 2014. Outstanding shares totaled 1,669,861,379 and 1,669,861,383 at September 30, 2014 and December 31, 2013, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2015. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 14)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(53)	$(77)	$(130)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(2)	(2)
Depreciation and amortization	1	—	1
Selling, general and administrative expenses	—	(3)	(3)
Income tax benefit (expense)	—	2	2
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	1	2
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(2)	—
Balance at September 30, 2015	$(51)	$(79)	$(130)

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2014.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 14)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(56)	$(7)	$(63)
Other comprehensive loss before reclassifications (after tax)	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income (loss) and reported in:
Operating costs	—	(3)	(3)
Depreciation and amortization	1	—	1
Selling, general and administrative expenses	—	(2)	(2)
Interest expense and related charges	—	—	—
Income tax benefit (expense)	—	2	2
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	(1)	—
Total amount reclassified from accumulated other comprehensive income (loss) during the period	2	(4)	(2)
Total change during the period	2	(15)	(13)
Balance at September 30, 2014	$(54)	$(22)	$(76)

13.	FAIR VALUE MEASUREMENTS

Accounting standards related to the determination of fair value define fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between willing market participants at the measurement date. We use a "mid-market" valuation convention (the mid-point price between bid and ask prices) as a practical expedient to measure fair value for the majority of our assets and liabilities subject to fair value measurement on a recurring basis. We primarily use the market approach for recurring fair value measurements and use valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

September 30, 2015
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$328	$45	$34	$16	$423
Nuclear decommissioning trust – equity securities (c)	355	205	—	—	560
Nuclear decommissioning trust – debt securities (c)	—	314	—	—	314
Total assets	$683	$564	$34	$16	$1,297
Liabilities:
Commodity contracts	$108	$33	$7	$16	$164
Total liabilities	$108	$33	$7	$16	$164

December 31, 2014
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$402	$46	$49	$—	$497
Nuclear decommissioning trust – equity securities (c)	375	217	—	—	592
Nuclear decommissioning trust – debt securities (c)	—	301	—	—	301
Total assets	$777	$564	$49	$—	$1,390
Liabilities:
Commodity contracts	$278	$25	$14	$—	$317
Total liabilities	$278	$25	$14	$—	$317
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in the condensed consolidated balance sheets. See Note 17.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2015 and 2014. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2015 and 2014.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2015 and December 31, 2014:

September 30, 2015
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$2	$(1)	$1	Valuation Model	Illiquid pricing locations (c)	$25 to $40/ MWh
					Hourly price curve shape (d)	$15 to $55/ MWh
Electricity congestion revenue rights	27	(3)	24	Market Approach (e)	Illiquid price differences between settlement points (f)	$0 to $10/MWh
Other (i)	5	(3)	2
Total	$34	$(7)	$27

December 31, 2014
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$4	$(5)	$(1)	Valuation Model	Illiquid pricing locations (c)	$30 to $50/ MWh
					Hourly price curve shape (d)	$20 to $70/ MWh
Electricity congestion revenue rights	38	(4)	34	Market Approach (e)	Illiquid price differences between settlement points (f)	$0 to $20/MWh
Coal purchases	—	(4)	(4)	Market Approach (e)	Illiquid price variances between mines (g)	$0 to $1/ton
					Illiquid price variances between heat content (h)	$0 to $1/ton
Other (i)	7	(1)	6
Total	$49	$(14)	$35
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

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net asset (liability) balance at beginning of period	$44	$45	$35	$(973)
Total unrealized valuation gains (losses)	(1)	(3)	13	(97)
Purchases, issuances and settlements (a):
Purchases	5	10	37	39
Issuances	(2)	(1)	(7)	(3)
Settlements	(19)	(21)	(44)	1,063
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	(1)	(7)	—
Net change (c)	(17)	(16)	(8)	1,002
Net asset balance at end of period	$27	$29	$27	$29
Unrealized valuation gains relating to instruments held at end of period	$1	$—	$1	$2
____________

(a)
Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received. Settlement amounts in the nine months ended September 30, 2014 reflect termination of the TCEH interest rate swaps and include the reversal of a nonperformance risk adjustment as discussed in Note 14.

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

Interest Rate Swap Transactions — Interest rate swap agreements have been used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps were used to effectively reduce the hedged borrowing costs. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps were reported in the condensed statements of consolidated income (loss) in interest expense and related charges. As of September 30, 2015 and December 31, 2014, we had no active interest rate swap derivatives.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014. All amounts relate to commodity contracts.

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current assets	$393	$—	$492	$—
Noncurrent assets	14	16	5	—
Current liabilities	—	(160)	—	(316)
Noncurrent liabilities	—	(4)	—	(1)
Net assets (liabilities)	$407	$(148)	$497	$(317)

At September 30, 2015 and December 31, 2014, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative (condensed statements of consolidated income (loss) presentation)	2015	2014	2015	2014
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$130	$54	$281	$(114)
Interest rate swaps (Interest expense and related charges) (b)	—	—	—	(128)
Interest rate swaps (Reorganization items) (Note 8)	—	—	—	(278)
Net gain (loss)	$130	$54	$281	$(520)
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

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three and nine months ended September 30, 2015 and 2014. There were no amounts recognized in OCI for the three and nine months ended September 30, 2015 and 2014.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedges) at September 30, 2015 and December 31, 2014 totaled $35 million and $36 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at September 30, 2015 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At September 30, 2015 and December 31, 2014, all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

September 30, 2015
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$423	$(142)	$(123)	$158
Derivative liabilities:
Commodity contracts	(164)	142	1	(21)
Net amounts	$259	$—	$(122)	$137

December 31, 2014
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$497	$(298)	$(16)	$183
Derivative liabilities:
Commodity contracts	(317)	298	2	(17)
Net amounts	$180	$—	$(14)	$166
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	1,821	1,687	Million MMBtu
Electricity	43,425	22,820	GWh
Congestion Revenue Rights (b)	94,195	89,484	GWh
Coal	8	10	Million US tons
Fuel oil	42	36	Million gallons
Uranium	126	150	Thousand pounds
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

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

At September 30, 2015 and December 31, 2014, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized and the liquidity exposure associated with those liabilities were immaterial.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that have resulted in the termination of such contracts as a result of the Bankruptcy Filing. Substantially all of the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, were triggered upon the Bankruptcy Filing, and substantially all of the contracts have been cancelled. There was no liquidity exposure associated with these liabilities at both September 30, 2015 and December 31, 2014. See Note 10 for a description of other pre-petition obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, were not material at both September 30, 2015 and December 31, 2014.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2015, total credit risk exposure to all counterparties related to derivative contracts totaled $506 million (including associated accounts receivable). The net exposure to those counterparties totaled $237 million at September 30, 2015 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $75 million. At September 30, 2015, the credit risk exposure to the banking and financial sector represented 74% of the total credit risk exposure and 52% of the net exposure.

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

•
On a quarterly basis, we accrue a management fee payable to the Sponsor Group under the terms of a management agreement. Related amounts expensed and reported as SG&A expense totaled $10 million for both the three months ended September 30, 2015 and 2014 and $30 million for both the nine months ended September 30, 2015 and 2014. No payments were made in the three and nine months ended September 30, 2015 and 2014. We had previously paid these fees on a quarterly basis, however, beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to TCEH and EFIH. Fees accrued as of the Petition Date have been reclassified to liabilities subject to compromise (LSTC), and fees accrued after the Petition Date have been reported in other noncurrent liabilities and deferred credits. Pursuant to the Settlement Agreement and the Plan of Reorganization discussed in Note 2, as of the effective date of the Plan of Reorganization, (a) the Sponsor Group has agreed to forego any and all claims under the management agreement in exchange for releases of liability against the causes of actions brought forth by various creditor groups and (b) EFH Corp. has proposed to reject the management agreement pursuant to the Bankruptcy Code.

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

•
EFH Corp. and EFIH have purchased, or received in exchanges, certain debt securities of EFH Corp. and TCEH, which they have held. Principal and interest payments received by EFH Corp. and EFIH on these investments have been used, in part, to service their outstanding debt. These investments are eliminated in consolidation in these consolidated financial statements. EFIH held $1.282 billion principal amount of EFH Corp. debt and $79 million principal amount of TCEH debt at both September 30, 2015 and December 31, 2014. EFH Corp. held $303 million principal amount of TCEH debt at both September 30, 2015 and December 31, 2014. Under the terms of the Plan of Reorganization and the Settlement Agreement, EFH Corp. and EFIH will waive their rights to the claims associated with these debt securities as of the effective time of the Plan of Reorganization.

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $279 million and $281 million for the three months ended September 30, 2015 and 2014, respectively, and $739 million and $746 million for the nine months ended September 30, 2015 and 2014, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 reflect amounts due currently to Oncor totaling $156 million and $118 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a Federal and State Income Tax Allocation Agreement.

•
A subsidiary of EFH Corp. bills Oncor for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by $6 million and $8 million for the three months ended September 30, 2015 and 2014, respectively, and $16 million and $23 million for the nine months ended September 30, 2015 and 2014, respectively.

•
A subsidiary of EFH Corp. bills TCEH subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges totaled $52 million and $47 million for the three months ended September 30, 2015 and 2014, respectively, and $151 million and $147 million for the nine months ended September 30, 2015 and 2014, respectively.

•
See Note 10 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary arising from recurring transactions in the normal course.

•
For the three months ended March 31, 2015, TCEH settled a $15 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in 2014. In the three months ended June 30, 2015, TCEH purchased and settled $12 million of additional assets. In April 2014, prior to the Bankruptcy Filing, a subsidiary of EFH Corp. sold information technology assets to TCEH totaling $24 million. TCEH cash settled these transactions in April 2014. In the third quarter of 2014, additional information technology assets totaling $7 million were sold to TCEH, and a subsidiary of EFH Corp. settled this obligation by drawing on the letter of credit issued by TCEH. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our condensed consolidated balance sheets, will ultimately be sufficient to fund the future decommissioning liability, reported in noncurrent liabilities in our condensed consolidated balance sheets. The delivery fee surcharges remitted to TCEH totaled $5 million for both the three months ended September 30, 2015 and 2014 and $13 million for both the nine months ended September 30, 2015 and 2014. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At September 30, 2015 and December 31, 2014, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $372 million and $479 million, respectively, and is reported in noncurrent liabilities. In June 2015, Luminant filed an updated nuclear decommissioning cost study and funding analysis with the PUCT.

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

At September 30, 2015, our net current amount receivable from Oncor Holdings related to federal and state income taxes (reported in net payables due to unconsolidated subsidiary) totaled $31 million, $29 million of which related to Oncor. The $29 million net receivable from Oncor included a $14 million state margin tax receivable and a $15 million federal income tax receivable. Additionally, at September 30, 2015 we had a noncurrent tax payable to Oncor of $65 million recorded in other noncurrent liabilities and deferred credits and a noncurrent tax receivable from Oncor Holdings of $2 million recorded in other noncurrent assets. At December 31, 2014, our net current amount payable to Oncor Holdings totaled $120 million, all of which related to Oncor. The $120 million net payable to Oncor included a $144 million federal income tax payable offset by a $24 million state margin tax receivable. Additionally, at December 31, 2014 we had noncurrent tax payable to Oncor of $64 million recorded in other noncurrent liabilities and deferred credits.

For the nine months ended September 30, 2015, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $20 million and $63 million, respectively. For the nine months ended September 30, 2014, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $17 million and $163 million, respectively.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both September 30, 2015 and December 31, 2014, TCEH had posted letters of credit and/or cash in the amount of $9 million for the benefit of Oncor.

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

•
EFH Corp.'s condensed consolidated balance sheets reflect unfunded pension and OPEB liabilities related to plans that it sponsors, but also reflects a receivable from Oncor for that portion of the unfunded liabilities for which Oncor is contractually responsible, substantially all of which is expected to be recovered in Oncor's rates. At both September 30, 2015 and December 31, 2014, the receivable amount relates only to the EFH Corp. pension plan and totaled $47 million. The amounts are classified as a noncurrent receivable from unconsolidated subsidiary. Net amounts of pension and OPEB expenses recognized in the three and nine months ended September 30, 2015 and 2014 are not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues (all Competitive Electric)	$1,737	$1,807	$4,265	$4,731
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of noncontrolling interests of $33, $32, $72 and $71)	$127	$123	$278	$276
Net income (loss):
Competitive Electric	$(1,517)	$(37)	$(3,068)	$(1,195)
Regulated Delivery	127	123	278	276
Corporate and Other	(70)	(37)	(409)	(415)
Consolidated net income (loss)	$(1,460)	$49	$(3,199)	$(1,334)

17.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other income:
Office space rental income (a)	$3	$3	$8	$8
Sale of land (b)	—	2	6	2
Mineral rights royalty income (b)	1	1	3	3
Contract settlements (b)	2	—	2	—
All other	2	2	8	9
Total other income	$8	$8	$27	$22
Other deductions:
Impairment of favorable purchase contracts (Note 4) (b)	$—	$—	$8	$—
Impairment of emission allowances (Note 4) (b)	4	—	55	—
Impairment of mining development costs (Note 4) (b)	19	—	19	—
All other	3	5	4	7
Total other deductions	$26	$5	$86	$7
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

Restricted Cash

	September 30, 2015		December 31, 2014
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's DIP Facility (Note 9)	$364	$—	$—	$350
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 10) (a)	—	506	—	551
Other	4	—	6	—
Total restricted cash	$368	$506	$6	$901
____________

(a)	See Note 10 for discussion of letter of credit draws in 2015 and 2014.

Trade Accounts Receivable

	September 30, 2015	December 31, 2014
Wholesale and retail trade accounts receivable	$786	$604
Allowance for uncollectible accounts	(16)	(15)
Trade accounts receivable — net	$770	$589

Gross trade accounts receivable at September 30, 2015 and December 31, 2014 included unbilled revenues of $287 million and $239 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2015	2014
Allowance for uncollectible accounts receivable at beginning of period	$15	$14
Increase for bad debt expense	29	30
Decrease for account write-offs	(28)	(27)
Allowance for uncollectible accounts receivable at end of period	$16	$17

Inventories by Major Category

	September 30, 2015	December 31, 2014
Materials and supplies	$215	$214
Fuel stock	144	215
Natural gas in storage	29	39
Total inventories	$388	$468

Other Investments

	September 30, 2015	December 31, 2014
Nuclear plant decommissioning trust	$874	$893
Assets related to employee benefit plans, including employee savings programs, net of distributions	60	61
Land	36	37
Miscellaneous other	4	4
Total other investments	$974	$995

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

	September 30, 2015
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$304	$11	$(1)	$314
Equity securities (c)	289	279	(8)	560
Total	$593	$290	$(9)	$874

	December 31, 2014
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$288	$13	$—	$301
Equity securities (c)	276	320	(4)	592
Total	$564	$333	$(4)	$893
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.58% and 4.35% at September 30, 2015 and December 31, 2014, respectively, and an average maturity of 7 years and 6 years at September 30, 2015 and December 31, 2014, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at September 30, 2015 mature as follows: $96 million in one to five years, $85 million in five to ten years and $133 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gains	$1	$1	$2	$2
Realized losses	$(2)	$—	$(3)	$(1)
Proceeds from sales of securities	$242	$165	$315	$250
Investments in securities	$(247)	$(170)	$(328)	$(263)

Property, Plant and Equipment

At September 30, 2015 and December 31, 2014, property, plant and equipment of $10.1 billion and $12.4 billion, respectively, is stated net of accumulated depreciation and amortization of $4.2 billion and $5.3 billion, respectively.

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

In December 2014, the EPA signed the final Disposal of Coal Combustion Residuals from Electric Utilities rule (the CCR rule), and in April 2015, the rule was posted in the Federal Register. We have established an estimated $59 million asset retirement obligation related to the rule for our existing facilities.

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the nine months ended September 30, 2015:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2014	$413	$165	$36	$614
Additions:
Accretion	19	15	4	38
Adjustment for new cost estimate (a)	70	—	—	70
Incremental reclamation costs (b)	—	—	59	59
Reductions:
Payments	—	(44)	(1)	(45)
Liability at September 30, 2015	502	136	98	736
Less amounts due currently	—	(65)	—	(65)
Noncurrent liability at September 30, 2015	$502	$71	$98	$671
____________

(a)
The adjustment for nuclear plant decommissioning resulted from a new cost estimate completed in the second quarter of 2015. In accordance with regulatory requirements, a new cost estimate is completed every five years. The increase in the liability was driven by increased security and fuel-handling costs.

(b)
The adjustment for other asset retirement obligations resulted from the effect on our estimated retirement obligation related to coal combustion residual facilities at our lignite/coal fueled generation facilities that arose from the CCR rule discussed above.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2015	December 31, 2014
Uncertain tax positions, including accrued interest	$53	$74
Retirement plan and other employee benefits (a)	248	243
Asset retirement and mining reclamation obligations	671	560
Unfavorable purchase and sales contracts	549	566
Nuclear decommissioning fund excess over asset retirement obligation (Note 15)	372	479
Other	190	155
Total other noncurrent liabilities and deferred credits	$2,083	$2,077
____________

(a)	Includes $47 million at both September 30, 2015 and December 31, 2014, representing pension liabilities related to Oncor (see Note 15).

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended September 30, 2015 and 2014 and $17 million for both the nine months ended September 30, 2015 and 2014. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2015	$24
2016	$24
2017	$24
2018	$24
2019	$24

Fair Value of Debt

	September 30, 2015		December 31, 2014
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 9)	$6,825	$6,815	$6,825	$6,830
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 10) (a)	$35,412	$14,251	$35,857	$21,411
Long-term debt not subject to compromise, excluding capital lease obligations (Note 9)	$99	$102	$123	$119
____________

(a)	Carrying amount excludes deferred debt issuance and extension costs.

We determine fair value in accordance with accounting standards as discussed in Note 13, and at September 30, 2015, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2015	2014
Cash payments related to:
Interest paid (a)	$1,440	$1,251
Capitalized interest	(8)	(14)
Interest paid (net of capitalized interest) (a)	$1,432	$1,237
Income taxes	$51	$55
Reorganization items (b)	$229	$69
Noncash investing and financing activities:
Construction expenditures (c)	$64	$77
Debt exchange and extension transactions (d)	$—	$(85)
Income tax adjustment related to AMT utilization (e)	$3	$—
____________

(a)	Net of amounts received under interest rate swap agreements. This amount also includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services.

(c)	Represents end-of-period accruals.

(d)
For the nine months ended September 30, 2014, represents $1.836 billion principal amount of loans issued under the EFIH DIP Facility in excess of $1.673 billion principal amount of EFIH First Lien Notes exchanged and $78 million of related accrued interest (see Note 9).

(e)	Represents a reduction to EFH Corp.'s investment in Oncor Holdings due to an income tax adjustment related to alternative minimum tax (AMT) utilization by Oncor.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

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

Proposed Plan of Reorganization and Confirmation Hearing — In September 2015, the Debtors filed the Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. In October 2015, the Debtors filed the Plan Supplement. In August 2015, the Bankruptcy Court issued an order establishing November 3, 2015 as the date for the commencement of the hearing to confirm the Plan of Reorganization (the Confirmation Hearing Commencement Date). For additional discussion see Note 2 to the Financial Statements.

Extension of TCEH DIP Facility and TCEH Cash Collateral Order — In October 2015, the TCEH Debtors paid an $8 million extension fee and extended the maturity date of the TCEH DIP Facility to the earlier of (a) November 2016 or (b) the effective date of any reorganization plan of TCEH. The terms of the facility were otherwise unchanged by the extension. In September 2015, the TCEH Debtors extended their use of cash collateral to the earlier of (a) the effective date of a plan of reorganization or (b) 60 days following termination of the Debtors' Plan Support Agreement, provided that the TCEH Debtors do not otherwise cause an event of default under the cash collateral order. See Note 9 to the Financial Statements for discussion of the DIP Facilities.

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

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at September 30, 2015 we had effectively hedged an estimated 100% and 91%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for the remainder of 2015 and 2016 (assuming an 8.5 market heat rate), as compared to 79% and 17%, respectively, at December 31, 2014. The majority of our third-party hedges are financial natural gas positions.

Commodity Price Sensitivities — The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at September 30, 2015, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2015	2016
$1.00/MMBtu change in natural gas price (a)(b)	$ —	$ ~45
0.1/MMBtu/MWh change in market heat rate (c)	$ —	$ ~6
___________

(a)	Balance of 2015 is from November 1, 2015 through December 31, 2015.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at September 30, 2015.

Impairment of Goodwill — In the nine months ended September 30, 2015 and the years ended 2014, 2013 and 2012, we recorded $1.4 billion, $1.6 billion, $1.0 billion and $1.2 billion, respectively, in noncash goodwill impairment charges (which were not deductible for income tax purposes) related to the Competitive Electric segment. The write-offs reflected the effect of lower wholesale electricity prices in ERCOT, driven by the sustained decline in natural gas prices. Recorded goodwill related to the Competitive Electric segment totaled $952 million at September 30, 2015. See Note 4 to the Financial Statements for a description of the methods and key inputs and assumptions used by management to determine implied fair value of goodwill, the degree of uncertainty associated with those key inputs and assumptions, and the changes in circumstances that reasonably could be expected to affect the key inputs and assumptions.

The noncash impairment charges did not cause EFH Corp. or its subsidiaries to be in default under any of their respective debt covenants or have a material impact on liquidity.

Impairment of Long-Lived Assets — EFH Corp. records impairment losses on long-lived assets used in our operations when events and circumstances indicate the long-lived assets might be impaired and the undiscounted cash flows generated by those assets are less than the carrying amounts of the assets. During 2014, the decrease in forecasted wholesale electricity prices in ERCOT, potential effects from environmental regulations and changes to our operating plans led to recording $4.670 billion in noncash impairment charges substantially all related to our Martin Lake, Monticello and Sandow 5 generation facilities. During the three months ended March 31, 2015, continued decreases in forecasted wholesale electricity prices in ERCOT resulted in a $676 million noncash impairment charge recorded related to our Big Brown generation facility. During the three months ended September 30, 2015, further decreases in forecasted wholesale electricity prices in ERCOT resulted in a $1.295 billion noncash impairment charge recorded related to our Martin Lake, Sandow 4 and Sandow 5 generation facilities. Additional material impairments related to these or other of our generation facilities may occur in the future if forward wholesale electricity prices in ERCOT continue to decline or if the forecasted costs of producing electricity at our generation facilities increase. See Note 6 to the Financial Statements for further discussion of impairment of long-lived assets.

Seasonal Suspension of Certain Generation Operations — In July 2015, we filed notice with ERCOT that we intend to seasonally suspend operations at a second of the three units at our Martin Lake generation facility. We decided to take this action due to low wholesale electricity prices and other market conditions impacting these facilities. While the units are under seasonal suspension they will generally only run in the summer months, but after notification to ERCOT we can run them in other months. We will continue to monitor wholesale electricity prices and market conditions in determining whether to continue seasonal operations and/or return the units to service prior to peak demand months. Accordingly, in September 2015, we filed notice with ERCOT that in October 2015 we intend to return the two units at our Monticello generation facility that had previously been under seasonal operations to normal operations.

Environmental Matters — See Note 11 to Financial Statements for a discussion of the CSAPR, greenhouse gas emissions and other EPA actions as well as related litigation.

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

In July 2014, certain parties petitioned the US Supreme Court to review the MATS rule. In November 2014, the US Supreme Court granted review of the MATS case on the question of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. In June 2015, the US Supreme Court reversed and remanded the MATS rule back to the D.C. Circuit Court for further consideration. The US Supreme Court held that the EPA must consider cost, including cost of compliance, before deciding whether regulation is appropriate and necessary. The MATS rule remains in effect, and generation units must continue to comply pending further action from the D.C. Circuit Court. In September 2015, certain states and industry petitioners, including a subsidiary of TCEH, filed a motion in the D.C. Circuit Court requesting that the court vacate the MATS rule. While we cannot predict the outcome of future proceedings related to the MATS rule, we do not expect the MATS rule will have any material impact on our results of operations, liquidity or financial condition.

Regional Haze — The Regional Haze Program of the Clean Air Act (CAA) establishes "as a national goal the prevention of any future, and the remedying of any existing, impairment of visibility in mandatory Class I federal areas, like national parks, which impairment results from man-made pollution." There are two components to the Regional Haze Program. First, states must establish goals for reasonable progress for Class I federal areas within the state and establish long-term strategies to reach those goals and to assist Class I federal areas in neighboring states to achieve reasonable progress set by those states towards a goal of natural visibility by 2064. Second, electricity generation units built between 1962 and 1977 are subject to best available retrofit technology (BART) standards designed to improve visibility. BART reductions of SO2 and NOX are required either on a unit-by-unit basis or are deemed satisfied by state participation in an EPA-approved regional trading program such as the CAIR or the CSAPR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the CAIR instead of the EPA's replacement CSAPR program. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of FIP regarding the regional haze BART program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. The consolidated cases now in the D.C. Circuit Court are currently stayed. Following the US Supreme Court's ruling in the CSAPR litigation, the case remains stayed in the D.C. Circuit Court. In September 2015, the EPA filed an unopposed motion to continue to hold the case in abeyance.

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

National Ambient Air Quality Standard for Ozone — In October 2015, the EPA finalized a new eight-hour standard for ozone of 70 million parts per billion (ppb), lowering it from the existing 75 million ppb. In October 2017, the EPA will designate non-attainment areas for the standard, and states will then have three years to develop an implementation plan for meeting the standard. Based on current levels, the Dallas/Fort Worth area is not meeting the standard; however, monitors in East (Tyler-Longview-Marshall) and Central (Waco) Texas, which are closer to our generation units, are measuring levels below the standard. If our generation units are implicated in ozone exceedances, the state may pursue additional nitrogen oxide controls to reduce ozone concentrations. While we are not a party to the lawsuit, the EPA ozone standard is being challenged in a proceeding in the D.C. Circuit Court. We cannot predict the outcome of the state ozone attainment implementation planning process or the impact that the standard may have on our results of operations, liquidity or financial condition.

Steam Electric Effluent Limitation Guidelines — In September 2015, the EPA finalized a rule targeted at coal-fueled generation units, specifically to the coal combustion residual related wastestreams and practices. It was developed with consideration of the final Disposal of Coal Combustion Residuals for Electric Utilities rule published in April 2015 (see Note 17). The guidelines establish new, stringent numeric limits for arsenic, mercury, selenium and nitrate-nitrites in flue gas desulfurization wastestreams. The rule also establishes "zero discharge" restrictions on some wastestreams, with very few exceptions. Based on our existing practices related to wastewater discharges, we do not believe that these guidelines will cause any material operational, financial or compliance issues.

Stream Protection Rule — In July 2015, the Office of Surface Mining (OSM) proposed a Stream Protection Rule that represents significant changes to surface mining regulations under the Surface Mining Control and Reclamation Act (SMCRA) program. The rule proposes to prevent or minimize impacts to surface water and groundwater from coal mining. In October 2015, we filed comments on the proposed rule. While we cannot predict the outcome of this rulemaking on our results of operations, liquidity or financial condition, the impacts could be material.

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

Oncor Matters with the PUCT — Change in Control Review (PUCT Docket No. 45188) — In connection with the EFH Acquisition contemplated by the Plan of Reorganization, in September 2015 Oncor and the Purchasers in the proposed EFH Acquisition filed a joint report and application for regulatory approvals pursuant to the Texas Public Utility Regulation Act. See Note 2 for further discussion regarding the EFH Acquisition and the Plan of Reorganization.

2008 Rate Review Filing (PUCT Docket No. 35717) — In August 2009, the PUCT issued a final order with respect to Oncor's June 2008 rate review filing with the PUCT and 204 cities based on a test year ended December 31, 2007, and new rates were implemented in September 2009. Oncor and four other parties appealed various portions of the rate review final order to a state district court. In January 2011, the district court signed its judgment reversing the PUCT with respect to two issues: the PUCT's disallowance of certain franchise fees and the PUCT's decision that the Texas Public Utility Regulatory Act no longer requires imposition of a rate discount for state colleges and universities. Oncor filed an appeal with the Texas Third Court of Appeals (Austin Court of Appeals) in February 2011 with respect to the issues it appealed to the district court and did not prevail upon, as well as the district court's decision to reverse the PUCT with respect to discounts for state colleges and universities. In August 2014, the Austin Court of Appeals reversed the district court and affirmed the PUCT with respect to the PUCT's disallowance of certain franchise fees and the PUCT's decision that PURA no longer requires imposition of a rate discount for state colleges and universities. The Austin Court of Appeals also reversed the PUCT and district court's rejection of a proposed consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments and remanded the issue to the PUCT to determine the amount of the consolidated tax savings adjustment. Oncor filed a motion on rehearing with the Austin Court of Appeals with respect to certain appeal issues on which Oncor was not successful, including the consolidated tax savings adjustment. In December 2014, the Austin Court of Appeals issued its opinion, clarifying that it was rendering judgment on the rate discount for state colleges and universities issue (affirming that PURA no longer requires imposition of the rate discount) rather than remanding it to the PUCT, and dismissing the motions for rehearing regarding the franchise fee issue and the consolidated tax savings adjustment. Oncor filed a petition for review with the Texas Supreme Court in February 2015. At the request of the court the parties filed responses to the petitions for review and replies in June and July 2015, respectively. The Texas Supreme Court subsequently requested full briefing on the merits, with the briefing period ending on December 9, 2015. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to an approximate $130 million loss (after-tax). Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

Transmission Cost Recovery and Rates (PUCT Docket Nos. 44771 and 43858) — In order to reflect increases or decreases in its wholesale transmission costs, including fees it pays to other transmission service providers, PUCT rules allow Oncor to update the transmission cost recovery factor (TCRF) component of its retail delivery rates charged to REPs on March 1 and September 1 each year. In May 2015, Oncor filed an application to update the TCRF, which became effective September 1, 2015. This application was designed to increase Oncor's billings for the period from September 2015 through February 2016 by $47 million. In December 2014, Oncor filed an application to update the TCRF, which became effective March 1, 2015. This application was designed to reduce Oncor's billings for the period from March 2015 through August 2015 by $27 million.

Transmission Interim Rate Update Applications (PUCT Docket Nos. 44968 and 44363) — In order to reflect changes in its invested transmission capital, PUCT rules allow Oncor to update its transmission cost of service (TCOS) rates by filing up to two interim TCOS rate adjustments in a calendar year. TCOS revenues are collected from load serving entities benefiting from Oncor's transmission system. REPs serving customers in Oncor's service territory are billed through the TCRF mechanism discussed above while other load serving entities are billed directly. In July 2015, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in September 2015. Oncor's expected annualized revenues increased by an estimated $21 million with approximately $14 million of this increase recoverable through transmission costs charged to wholesale customers and $7 million recoverable from REPs through the TCRF component of Oncor's delivery rates. In January 2015, Oncor filed an application for an interim update of its TCOS rate. The new rate was approved by the PUCT and became effective in March 2015. Oncor's expected annualized revenues increased by an estimated $35 million with approximately $23 million of this increase recoverable through transmission costs charged to wholesale customers and $12 million recoverable from REPs through the TCRF component of Oncor's delivery rates.

Application for 2016 Energy Efficiency Cost Recovery Factor Surcharge (PUCT Docket No. 44784) — In June 2015, Oncor filed an application with the PUCT to request approval of the energy efficiency cost recovery factor (EECRF) for 2016. PUCT rules require Oncor to make an annual EECRF filing by the first business day in June in each year for implementation on March 1 of the next calendar year. The requested 2016 EECRF was $67 million as compared to $68 million established for 2015, and would result in an average monthly charge for residential customers of $1.19 as compared to the 2015 average monthly residential charge of $1.23 per month. Average monthly charges are for a residential customer using 1,200 kilowatt-hours. In September 2015, the PUCT issued a final order approving the 2016 EECRF, which is designed to recover $61 million of Oncor's costs for the 2016 program year, a $10 million performance bonus based on Oncor's 2014 results and a $4 million decrease for over-recovery of 2014 costs.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

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

In 2015 and 2014, noncash impairments of certain long-lived assets totaling $1.295 billion and $9 million, respectively, were recorded in the Competitive Electric segment as discussed in Note 6 to the Financial Statements.

See Note 17 to the Financial Statements for details of other income and deductions.

Interest expense and related charges increased $1 million to $383 million in 2015 reflecting slightly higher interest rates for adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors.

See Note 7 to the Financial Statements for details of interest expense and related charges.

Reorganization items totaled $68 million and $55 million in 2015 and 2014, respectively. Activity in 2015 reflected higher expense related to legal advisory and representation services incurred in our Chapter 11 Cases. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $452 million and $72 million in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charge in 2015 and the $39 million income tax benefit recorded in 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year (see Note 5 to the Financial Statements), the effective tax rate was 33.8% and 22.6% in 2015 and 2014, respectively. See Note 5 to the Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Results for EFH Corp. decreased $1.509 billion to a net loss of $1.460 billion in 2015.

•	Net loss for the Competitive Electric segment increased $1.480 billion to $1.517 billion.

•	Results in the Regulated Delivery segment increased $4 million to $127 million.

•
After-tax net expenses from Corporate and Other activities totaled $70 million and $37 million in 2015 and 2014, respectively. The change primarily reflects an increase in the Corporate and Other portion of reorganization items discussed above of $13 million ($20 million pre-tax).

Consolidated Financial Results — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

See Competitive Electric Segment – Financial Results below for a discussion of variances in: operating revenues; fuel, purchased power costs and delivery fees; net gain (loss) from commodity hedging and trading activities; operating costs; depreciation and amortization and SG&A expenses.

In 2015, noncash impairments of goodwill totaling $1.4 billion were recorded in the Competitive Electric segment as discussed in Note 4 to the Financial Statements.

In 2015 and 2014, noncash impairments of certain long-lived assets totaling $1.971 billion and $30 million, respectively, were recorded in the Competitive Electric segment as discussed in Note 6 to the Financial Statements.

See Note 17 to the Financial Statements for details of other income and deductions.

Results in 2014 include fees for legal and other professional services associated with our debt restructuring activities prior to the Petition Date, which totaled $49 million and are reported in SG&A expenses. Of this amount, $28 million is included in the Competitive Electric segment results and $21 million is included in Corporate and Other activities. Legal and other professional services costs incurred with the Chapter 11 Cases since the Petition Date are now being reported in reorganization items as discussed below.

Interest expense and related charges decreased $441 million to $1.375 billion in 2015. The decrease reflected:

•	$974 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, and

•	$67 million in lower amortization of pre-petition debt issuance, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise in 2014,

partially offset by

•
$400 million in higher expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors in the nine months ended September 30, 2015 as compared to the post-petition period ended September 30, 2014;

•	$133 million in higher interest expense on debtor-in-possession financing in the nine months ended September 30, 2015 as compared to the post-petition period ended September 30, 2014, and

•	$66 million in mark-to-market net gains on interest rate swaps in 2014.

See Note 7 to the Financial Statements for details of interest expense and related charges.

Reorganization items totaled $275 million and $720 million in the nine months ended September 30, 2015 and the post-petition period ended September 30, 2014, respectively. Activity in 2015 included $148 million in legal advisory and representation services, $69 million in other professional consulting and advisory services, $26 million related to contract claim adjustments and $28 million in fees associated with the repayment of EFIH Second Lien Notes in March 2015. Activity in 2014 included a $278 million liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 14 to Financial Statements), $180 million in fees associated with completion of the TCEH and EFIH DIP facilities (see Note 9 to Financial Statements), a $108 million net loss on exchange and settlement of the EFIH First Lien Notes, $79 million in legal advisory and representation services and $72 million in other professional consulting and advisory services. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $990 million and $830 million in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charges in 2015 and the $39 million income tax benefit recorded in 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year (see Note 5 to the Financial Statements), the effective tax rate was 32.3% and 32.4% in 2015 and 2014, respectively. See Note 5 to the Financial Statements for reconciliation of these comparable effective rates to the US federal statutory rate.

Net loss for EFH Corp. increased $1.865 billion to $3.199 billion in 2015.

•	Net loss for the Competitive Electric segment increased $1.873 billion to $3.068 billion.

•	Earnings from the Regulated Delivery segment increased $2 million to $278 million.

•
After-tax net expenses from Corporate and Other activities totaled $409 million and $415 million in 2015 and 2014, respectively. The change primarily reflects a decrease in Corporate and Other portion of reorganization items discussed above.

Competitive Electric Segment
Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues	$1,737	$1,807	$4,265	$4,731
Fuel, purchased power costs and delivery fees	(831)	(868)	(2,090)	(2,256)
Net gain (loss) from commodity hedging and trading activities	103	75	226	(118)
Operating costs	(189)	(204)	(598)	(660)
Depreciation and amortization	(200)	(327)	(634)	(983)
Selling, general and administrative expenses	(174)	(163)	(495)	(527)
Impairment of goodwill	(700)	—	(1,400)	—
Impairment of long-lived assets	(1,295)	(9)	(1,971)	(30)
Other income	4	5	15	11
Other deductions	(25)	(6)	(87)	(9)
Interest income	—	—	1	—
Interest expense and related charges	(325)	(323)	(964)	(1,475)
Reorganization items	(39)	(45)	(152)	(468)
Loss before income taxes	(1,934)	(58)	(3,884)	(1,784)
Income tax benefit	417	21	816	589
Net loss	$(1,517)	$(37)	$(3,068)	$(1,195)

Competitive Electric Segment
Sales Volume and Customer Count Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	7,569	7,087	6.8%	17,667	17,331	1.9%
Small business (a)(b)	1,669	1,651	1.1%	4,054	4,093	(1.0)%
Large business and other customers (b)	3,965	3,161	25.4%	10,742	8,301	29.4%
Total retail electricity	13,203	11,899	11.0%	32,463	29,725	9.2%
Wholesale electricity sales volumes (c)	6,901	10,273	(32.8)%	17,526	27,276	(35.7)%
Total sales volumes	20,104	22,172	(9.3)%	49,989	57,001	(12.3)%

Average volume (kilowatt-hours) per residential customer (d)	5,067	4,703	7.7%	11,807	11,483	2.8%

Weather (North Texas average) – percent of normal (e):
Cooling degree days	111.8%	99.7%	12.1%	102.8%	99.4%	3.4%
Heating degree days	—%	—%	—%	118.9%	122.0%	(2.5)%

Customer counts:
Retail electricity customers (end of period, in thousands) (f):
Residential				1,493	1,502	(0.6)%
Small business (a)(g)				166	169	(1.8)%
Large business and other customers (g)				39	28	39.3%
Total retail electricity customers				1,698	1,699	(0.1)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)
Nine months ended September 30, 2015 and three and nine months ended September 30, 2014 volumes reflect a reclassification of 602 GWh, 170 GWh and 389 GWh, respectively, of retail electricity sales volumes from small business to large business and other customers to conform to current presentation.

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Calculated using average number of customers for the period.

(e)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(f)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

(g)
Nine months ended September 30, 2014 count reflects a reclassification of eight thousand retail electricity customers from small business to large business and other customers to conform to current presentation.

Competitive Electric Segment
Revenue and Commodity Hedging and Trading Activities

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Operating revenues:
Retail electricity revenues:
Residential	$997	$960	3.9%	$2,362	$2,333	1.2%
Small business (a)(b)	193	193	—%	496	505	(1.8)%
Large business and other customers (b)	245	216	13.4%	681	581	17.2%
Total retail electricity revenues	1,435	1,369	4.8%	3,539	3,419	3.5%
Wholesale electricity revenues (c)(d)	238	366	(35.0)%	539	1,086	(50.4)%
Amortization of intangibles (e)	6	6	—%	18	18	—%
Other operating revenues	58	66	(12.1)%	169	208	(18.8)%
Total operating revenues	$1,737	$1,807	(3.9)%	$4,265	$4,731	(9.8)%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains	$70	$29		$121	$390
Unrealized net gains (losses)	33	46		105	(508)
Total	$103	$75		$226	$(118)
____________

(a)	Customers with demand of less than 1 MW annually.

(b)
Nine months ended September 30, 2015 and three and nine months ended September 30, 2014 amounts reflect a reclassification of $39, $12 and $29, respectively, of retail electricity revenues from small business to large business and other customers to conform to current presentation.

(c)
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

(d)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(e)	Represents amortization of the intangible net asset value of retail and wholesale electricity sales agreements resulting from purchase accounting.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$40	$41	(2.4)%	$118	$120	(1.7)%
Fuel for lignite/coal facilities	236	278	(15.1)%	560	663	(15.5)%
Total nuclear and lignite/coal facilities	276	319	(13.5)%	678	783	(13.4)%
Fuel for natural gas facilities and purchased power costs (a)	77	90	(14.4)%	199	249	(20.1)%
Amortization of intangibles (b)	1	11	(90.9)%	3	32	(90.6)%
Other costs	48	50	(4.0)%	125	175	(28.6)%
Fuel and purchased power costs	402	470	(14.5)%	1,005	1,239	(18.9)%
Delivery fees	429	398	7.8%	1,085	1,017	6.7%
Total	$831	$868	(4.3)%	$2,090	$2,256	(7.4)%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$7.59	$7.68	(1.2)%	$7.44	$8.03	(7.3)%
Lignite/coal facilities (c)	$20.38	$20.44	(0.3)%	$22.59	$20.52	10.1%
Natural gas facilities and purchased power (d)	$43.16	$51.34	(15.9)%	$45.98	$50.43	(8.8)%

Delivery fees per MWh	$32.38	$33.30	(2.8)%	$33.31	$34.11	(2.3)%

Production and purchased power volumes (GWh):
Nuclear facilities	5,309	5,322	(0.2)%	15,830	14,893	6.3%
Lignite/coal facilities (e)	13,727	15,806	(13.2)%	31,784	39,060	(18.6)%
Total nuclear and lignite/coal facilities	19,036	21,128	(9.9)%	47,614	53,953	(11.7)%
Natural gas facilities	548	390	40.5%	689	725	(5.0)%
Purchased power (f)	520	654	(20.5)%	1,686	2,323	(27.4)%
Total energy supply volumes	20,104	22,172	(9.3)%	49,989	57,001	(12.3)%

Capacity factors:
Nuclear facilities	104.5%	104.8%	(0.3)%	105.1%	98.8%	6.4%
Lignite/coal facilities (e)	77.5%	89.3%	(13.2)%	60.5%	74.4%	(18.7)%
Total	83.6%	92.7%	(9.8)%	70.4%	79.8%	(11.8)%
____________

(a)	See note (b) to the Revenue and Commodity Hedging and Trading Activities table on previous page.

(b)
Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.

(c)
Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs and excludes unrealized amounts as discussed in footnote (c) to the Revenue and Commodity Hedging and Trading Activities table on the previous page.

(d)	Excludes volumes related to line loss and power imbalances and unrealized amounts referenced in footnote (c) immediately above.

(e)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 3,210 GWh and 1,330 GWh for the three months ended September 30, 2015 and 2014, respectively, and 15,300 GWh and 9,610 GWh for the nine months ended September 30, 2015 and 2014, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment — Financial Results — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating revenues decreased $70 million, or 4%, to $1.737 billion in 2015.

Retail electricity revenues increased $66 million, or 5%, to $1.435 billion in 2015 primarily reflecting a $150 million increase due to volumes, partially offset by an $84 million decrease due to lower average prices. Retail sales volumes increased 11% reflecting increased sales in business markets and increased residential sales driven by weather. Overall average pricing decreased by 5% driven by lower average prices in both residential and business markets.

Wholesale electricity revenues decreased $128 million, or 35%, to $238 million in 2015 reflecting a $120 million decrease in sales volumes and an $8 million decrease due to lower average wholesale electricity prices. A 33% decrease in wholesale electricity sales volumes was driven by lower generation volumes that resulted from increased economic backdown and reserve shutdown at our lignite/coal generation facilities. The increased economic backdown and the lower average wholesale electricity sales prices were driven by an 18% decline in average wholesale electricity prices in the three months ended September 30, 2015, which was impacted by lower natural gas prices during the period compared to natural gas prices in 2014.

Fuel, purchased power costs and delivery fees decreased $37 million, or 4%, to $831 million in 2015. Fuel for lignite/coal facilities decreased $42 million reflecting a 13% decrease in lignite/coal generation volumes and lower western coal prices. Fuel for natural gas facilities and purchased power costs decreased $13 million primarily reflecting a 21% decrease in purchased power volumes. Amortization of intangibles decreased $10 million reflecting decreased amortization of favorable purchase contracts due to impairments recorded at the end of 2014. Delivery fees increased $31 million reflecting higher retail volumes, partially offset by lower delivery rates.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $103 million and $75 million in net gains for the three months ended September 30, 2015 and 2014, respectively, and included the natural gas hedging positions as well as other hedging positions.

	Three Months Ended September 30, 2015
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$63	$35	$98
Trading positions	7	(2)	5
Total	$70	$33	$103

	Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains	Total
Hedging positions	$31	$42	$73
Trading positions	(2)	4	2
Total	$29	$46	$75

Net realized gains on hedging and trading positions increased $41 million, reflecting higher gains in 2015 due to a change in prices, primarily related to natural gas positions.

The $13 million decrease in net unrealized gains reflected a larger reversal of previously recorded unrealized gains in 2015 due to a change in prices, partially offset by an increase in unrealized gains recorded in 2015 due to a change in prices and a larger hedge position.

Operating costs decreased $15 million, or 7%, to $189 million in 2015. The decrease was driven by $9 million in lower nuclear maintenance costs primarily reflecting the timing and scope of nuclear refueling outages and $5 million in lower maintenance costs at lignite/coal fueled generation facilities.

Depreciation and amortization expenses decreased $127 million, or 39%, to $200 million in 2015 primarily reflecting reduced depreciation expense resulting from the effect of noncash impairments of certain long-lived assets recorded at the end of 2014 and the first quarter of 2015.

SG&A expenses increased $11 million, or 7%, to $174 million in 2015 reflecting higher information system expenses related to system optimization.

In 2015, a noncash impairment of goodwill totaling $700 million was recorded as discussed in Note 4 to the Financial Statements.

In 2015 and 2014, noncash impairments of certain long-lived assets totaling $1.295 billion and $9 million, respectively, were recorded as discussed in Note 6 to the Financial Statements.

Other deductions totaled $25 million in 2015 and $6 million in 2014. Other deductions in 2015 included impairments of identifiable intangible assets totaling $24 million (see Note 4 to the Financial Statements).

Interest expense and related charges increased $2 million, or 1%, to $325 million in 2015 primarily due to slightly higher interest rates related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors.

Reorganization items totaled $39 million and $45 million in 2015 and 2014, respectively. Activity in 2015 was lower due to decreased legal advisory and representation services and other professional consulting and advisory services. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $417 million and $21 million on pretax losses in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charge in 2015 and the $15 million income tax benefit recorded in the third quarter of 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year (see Note 5 to the Financial Statements), the effective tax rate was 33.8% in 2015 and 10.3% in 2014. The increase in the effective income tax rate is driven by lower state tax expense due to a reduction in the Texas margin tax rate in 2015 and forecasted items that significantly impacted the rate in 2014 due to the relative size of the pretax loss as compared to 2015.

Net loss for the Competitive Electric segment increased $1.480 billion to a net loss of $1.517 billion in 2015. The increase primarily reflected the noncash impairments of goodwill and certain long-lived assets, partially offset by lower depreciation and amortization expense.

Competitive Electric Segment — Financial Results — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues decreased $466 million, or 10%, to $4.265 billion in 2015.

Retail electricity revenues increased $120 million, or 4%, to $3.539 billion in 2015 reflecting a $315 million increase due to volumes, partially offset by a $195 million decrease due to lower average prices. The 9% increase in retail sales volumes primarily reflected net increases in business sales volumes. Lower average retail prices reflected a decrease in average prices for business markets customers.

Wholesale electricity revenues decreased $547 million, or 50%, to $539 million in 2015 reflecting a $388 million decrease in sales volumes and a $159 million decrease due to lower average wholesale electricity prices. A 36% decrease in wholesale sales volumes was driven by lower generation volumes that resulted from increased economic backdown (including seasonal operations) at our lignite/coal generation facilities. The increased economic backdown at our generation facilities and the lower average wholesale electricity sales prices were driven by a 34% decline in average wholesale electricity prices in the nine months ended September 2015, which was impacted by lower natural gas prices during the period compared to natural gas prices in 2014.

Fuel, purchased power costs and delivery fees decreased $166 million, or 7%, to $2.090 billion in 2015. Fuel for lignite/coal facilities decreased $103 million reflecting lower generation volumes, partially offset by higher lignite mining costs and more western coal in the fuel blend. Fuel for natural gas facilities and purchased power costs decreased $50 million reflecting a 27% decrease in purchased power volumes and lower natural gas prices and generation for natural gas generation units. Amortization of intangibles decreased $29 million reflecting decreased amortization of favorable purchase contracts due to impairments recorded at the end of 2014. Other costs decreased $50 million reflecting a $36 million decrease in natural gas purchases for resale and a $14 million decrease in ERCOT ancillary service fees, both driven by lower natural gas prices in 2015. Delivery fees increased $68 million reflecting higher retail volumes, partially offset by lower delivery rates.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $226 million in net gains and $118 million in net losses for the nine months ended September 30, 2015 and 2014, respectively, and included the natural gas hedging positions as well as other hedging positions.

	Nine Months Ended September 30, 2015
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$113	$106	$219
Trading positions	8	(1)	7
Total	$121	$105	$226

	Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$399	$(518)	$(119)
Trading positions	(9)	10	1
Total	$390	$(508)	$(118)

Net realized gains on hedging and trading positions decreased by $269 million reflecting lower gains due to the termination of our favorable natural gas hedging program, partially offset by other realized gains from declining market prices in 2015. The impact of the natural gas hedging program includes accelerated realized gains resulting from the 2014 natural gas hedge program termination (offsetting the reversal of previously recognized unrealized gains as noted below), as well as realized gains from the more favorable hedge pricing in 2014.

The $613 million change in unrealized gains (losses) compared to the prior year reflected the impact of our natural gas hedging program, partially offset by other unrealized losses. The impact of the natural gas hedging program included an acceleration of the reversal of previously recognized unrealized gains resulting from the 2014 termination (offsetting the realized gains as noted above), as well as the reversal of previously recorded unrealized gains from the program pricing. The other unrealized losses were driven by decreasing market prices, which resulted in the reversal of previously recognized unrealized gains.

Operating costs decreased $62 million, or 9%, to $598 million in 2015. The decrease was driven by $54 million in lower nuclear maintenance costs reflecting a spring refueling outage in 2014 as well as lower lignite/coal facilities operating costs reflecting lower generation.

Depreciation and amortization expenses decreased $349 million, or 36%, to $634 million in 2015 primarily reflecting reduced depreciation expense resulting from the effect of noncash impairments of certain long-lived assets recorded at the end of 2014 and the first quarter of 2015.

SG&A expenses decreased $32 million, or 6%, to $495 million in 2015 primarily reflecting $26 million in legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date being reported in SG&A in 2014, compared to legal and professional services costs associated with the Chapter 11 Cases since the Petition Date being reported in reorganization items as discussed below.

In 2015, noncash impairments of goodwill totaling $1.4 billion were recorded as discussed in Note 4 to the Financial Statements.

In 2015 and 2014, noncash impairments of certain long-lived assets totaling $1.971 billion and $30 million, respectively, were recorded as discussed in Note 6 to the Financial Statements.

Other deductions totaled $87 million in 2015 and $9 million in 2014. Other deductions in 2015 included impairments of identifiable intangible assets totaling $83 million (see Note 4 to the Financial Statements).

Interest expense and related charges decreased $511 million, or 35%, to $964 million in 2015. The decrease reflected:

•	$922 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, and

•	$85 million in lower amortization of pre-petition debt issuances, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise in 2014,

partially offset by

•
$401 million in higher expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors in the nine months ended September 30, 2015 as compared to the post-petition period ended September 30, 2014;

•	$65 million in mark-to-market net gains on interest rate swaps in 2014;

•	$25 million in higher interest expense on debtor-in-possession financing in the nine months ended September 30, 2015 as compared to the post-petition period ended September 30, 2014, and

•	$6 million in lower capitalized interest.

Reorganization items totaled $152 million and $468 million in the nine months ended September 30, 2015 and the post-petition period ended September 30, 2014, respectively. Activity in 2015 included $75 million in legal advisory and representation services, $46 million in other professional consulting and advisory services and $28 million primarily related to contract claim adjustments. Activity in 2014 included a $277 million liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 14 to Financial Statements), $87 million in fees associated with completion of the TCEH DIP Facility discussed in Note 9 to Financial Statements, $51 million in legal advisory and representation services and $52 million in other professional consulting and advisory services. See Note 8 to the Financial Statements for additional discussion.

Income tax benefit totaled $816 million and $589 million on pretax losses in 2015 and 2014, respectively. Excluding the nondeductible goodwill impairment charges in 2015 and the $15 million income tax benefit recorded in the third quarter of 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year (see Note 5 to the Financial Statements), the effective tax rate was 32.9% in 2015 and 32.2% in 2014. The increase in the effective income tax rate was driven by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges and lower state tax expense due to a reduction in the Texas margin tax rate in 2015, partially offset by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases in 2015.

Net loss for the Competitive Electric segment increased $1.873 billion to $3.068 billion in 2015. The increase primarily reflected the noncash impairments of goodwill and certain long-lived assets, partially offset by the decrease in interest expense, the decrease in depreciation and amortization expense and the higher reorganization costs incurred in 2014.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2015 and 2014. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $105 million in unrealized net gains in 2015 and $504 million in unrealized net losses in 2014 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2015	2014
Commodity contract net asset at beginning of period	$180	$525
Settlements/termination of positions (a)	(176)	(390)
Changes in fair value of positions in the portfolio (b)	281	(114)
Other activity (c)	(26)	4
Commodity contract net asset at end of period	$259	$25
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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at September 30, 2015, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at September 30, 2015
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$190	$30	$220
Prices provided by other external sources	(7)	19	12
Prices based on models	20	7	27
Total	$203	$56	$259

FINANCIAL CONDITION

Cash Flows — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 — Cash used in operating activities totaled $123 million in 2015 compared to cash provided by operating activities of $267 million in 2014. The change of $390 million was driven by cash used to pay interest payments as a result of the EFIH Second Lien Note repayment (see Note 10 to the Financial Statements), higher cash used to pay for reorganization costs, higher cash used to reduce the net payables due to unconsolidated subsidiary (see Note 15 to the Financial Statements) and lower cash used in 2014 due to delayed payments on accounts payable and accrued liabilities due to the automatic stay resulting from the commencement of our Chapter 11 Cases; partially offset by a decrease in cash used for margin deposits.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated income (loss) by $114 million and $125 million for the nine months ended September 30, 2015 and 2014, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated income (loss) consistent with industry practice, and amortization of intangible assets arising from purchase accounting that is reported in various other condensed statements of consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $497 million in 2015 compared to cash provided by financing activities of $2.274 billion in 2014. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 10 to the Financial Statements). Activity in 2014 reflected $1.425 billion and $3.564 billion in borrowings from the TCEH and EFIH DIP Facilities, respectively, partially offset by $2.438 billion in repayments of EFIH First Lien Notes and $180 million in payments for fees associated with completion of the TCEH and EFIH DIP Facilities.

Cash used in investing activities totaled $307 million and $152 million in 2015 and 2014, respectively. Cash used in 2015 reflected capital expenditures (including nuclear fuel purchases) totaling $338 million. Cash used in 2014 reflected capital expenditures (including nuclear fuel purchases) totaling $325 million and a $184 million increase in restricted cash supporting letters of credit issued under the TCEH DIP Facility, partially offset by $378 million in restricted cash released from an escrow account when certain letters of credit were drawn.

Debt Activity — Debt activities during the nine months ended September 30, 2015 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses). There were no borrowings in the nine months ended September 30, 2015.

Settlements
TCEH (a)	$(20)
EFCH	(4)
EFIH (b)	(445)
EFH Corp. (c)	(5)
Total	$(474)
___________

(a)	Settlements include $16 million of payments of principal at scheduled maturity dates and $4 million of payments of capital lease liabilities.

(b)	Settlements represent cash repayments of pre-petition debt as approved by the Bankruptcy Court (see Note 10 to the Financial Statements).

(c)	Settlements are noncash.

See Notes 9 and 10 to the Financial Statements for further detail of debtor-in-possession borrowing facilities and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the nine months ended September 30, 2015:

	Available Liquidity
	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents – EFH Corp. and other	$429	$428	$1
Cash and cash equivalents – EFIH	370	1,157	(787)
Cash and cash equivalents – TCEH (a)	1,702	1,843	(141)
Total cash and cash equivalents	2,501	3,428	(927)
TCEH DIP Revolving Credit Facility (b)	1,950	1,950	—
Total liquidity (b)	$4,451	$5,378	$(927)
___________

(a)
Cash and cash equivalents at September 30, 2015 and December 31, 2014 exclude $870 million and $901 million, respectively, of restricted cash held for letter of credit support. The September 30, 2015 restricted cash balance includes $506 million under the TCEH pre-petition Letter of Credit Facility and $364 million under the TCEH DIP Facility.

(b)
Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of cash borrowings outstanding under the TCEH DIP Revolving Credit Facility without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

The decrease in available liquidity of $927 million in the nine months ended September 30, 2015 compared to December 31, 2014 was driven by the EFIH Second Lien Note repayment totaling $750 million (see Note 10 to the Financial Statements). The decrease also reflected $338 million in capital expenditures (including nuclear fuel purchases) and $214 million of cash used to pay reorganization items in 2015, partially offset by $206 million of distribution of earnings from Oncor Holdings. See discussion of cash flows above.

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

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $206 million and $128 million for the nine months ended September 30, 2015 and 2014, respectively. In October 2015, Oncor Holdings' board of directors declared a cash distribution. The amount of the distribution is expected to be up to $109 million, to be paid in November 2015. See Note 3 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

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

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At September 30, 2015, essentially all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At September 30, 2015, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$1 million in cash has been posted with counterparties as compared to $9 million posted at December 31, 2014;

•	$126 million in cash has been received from counterparties as compared to $26 million received at December 31, 2014;

•	$203 million in letters of credit have been posted with counterparties, as compared to $329 million posted at December 31, 2014, and

•	$3 million in letters of credit have been received from counterparties, as compared to $3 million received at December 31, 2014.

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

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Pursuant to the Plan of Reorganization, the Debtors have proposed to reject this agreement pursuant to the Bankruptcy Code at the effective time of the Plan of Reorganization. EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investor are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

In June 2015, the Texas margin tax rate was permanently reduced from 1.0% to 0.75% effective for tax years beginning on or after January 1, 2015. Due to the rate reduction, deferred tax balances have been adjusted, resulting in an income tax benefit of $9 million recorded in the second quarter of 2015 (see Note 5 to the Financial Statements).

We expect to generate additional net operating losses (NOLs) during our Chapter 11 Cases and estimate that we will have approximately $6.3 billion of NOLs at the time of emergence (assuming a June 30, 2016 emergence date). Of that amount, we intend to utilize up to approximately $5.8 billion of NOLs to offset taxable gain recognized in connection with the Plan of Reorganization that will result in a step-up in the tax basis of certain assets of TCEH. It is expected that the assets of TCEH will have an aggregate tax basis of approximately $5.5 billion at the time of emergence (prior to giving effect to such step-up in tax basis). We are seeking a private letter ruling from the IRS regarding the transaction resulting in such step-up in tax basis and such transaction is subject to receiving a favorable ruling from the IRS. The determination of which assets will receive a step-up in tax basis depends upon the fair market value and the tax basis of such assets at the time of emergence. Applicable GAAP guidance may require deferred tax assets reflected in the financial statements be subjected to a full or partial valuation allowance in future periods, unless and until a transaction occurs that results in the utilization of such deferred tax assets.

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $39 million, and no payments or refunds of federal income taxes are expected. However, please see Note 5 to the Financial Statements for discussion of future payments to the IRS that were formally assessed in the three months ended June 30, 2015 related to the final conclusion of audit issues for tax years 2008 and 2009. Forecasted payments related to the Texas margin tax have been reduced due to the recent enactment of a rate reduction in the Texas margin tax rate. Income tax payments totaled $51 million (all of which related to Texas margin tax) and $55 million ($52 million related to Texas margin tax) for the nine months ended September 30, 2015 and 2014, respectively. In April 2014, EFH Corp. paid the IRS $3 million in interest in final settlement of issues contested for tax years 1997 through 2002.

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

The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00, beginning with the test period ending June 30, 2014. The ratio was 1.24 to 1.00 at September 30, 2015, and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the TCEH DIP Facility) for the nine and twelve months ended September 30, 2015 totaled $1.395 billion and $1.708 billion, respectively. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

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

Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At September 30, 2015, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $23 million, with $9 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2015, TCEH posted letters of credit in the amount of $55 million, which are subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $65 million at September 30, 2015 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Under the terms of a TCEH rail car lease, which has $34 million in remaining lease payments at September 30, 2015 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Under the terms of another TCEH rail car lease, which has $6 million in remaining lease payments at September 30, 2015 and terminates in 2018, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

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

	September 30, 2015	December 31, 2014
Month-end average MtM VaR:	$69	$50
Month-end high MtM VaR:	$97	$129
Month-end low MtM VaR:	$53	$22

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

	September 30, 2015	December 31, 2014
Month-end average EaR:	$40	$27
Month-end high EaR:	$46	$60
Month-end low EaR:	$26	$4

The increase in the month end average MtM VaR risk measure during 2015 reflected increased net commodity positions and increased price volatility.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $981 million at September 30, 2015. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at September 30, 2015 include $617 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $52 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables and amounts associated with derivative instruments related to hedging and trading activities. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At September 30, 2015, the exposure to credit risk from these counterparties totaled $364 million consisting of accounts receivable of $94 million and net asset positions related to commodity contracts of $270 million, after taking into account the netting provisions of the master agreements described above but before taking into account $127 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $237 million decreased $8 million in the nine months ended September 30, 2015.

Of this $237 million net exposure, 92% is with investment grade customers and counterparties, as determined by our internal credit evaluation process which includes publicly available information including major rating agencies' published ratings as well as internal credit methodologies and credit scoring models. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties based on, but not limited to, the assigned credit rating, margining and collateral management.

The following table presents the distribution of credit exposure at September 30, 2015. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2015) recognized as derivative assets in the condensed consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 14 to the Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$342	$123	$219
Below investment grade	22	4	18
Totals	$364	$127	$237
Investment grade	94.0%		92.4%
Below investment grade	6.0%		7.6%

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

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented 32% and 12% of the $237 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in our 2014 Form 10-K and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•	our ability to obtain the approval from the Bankruptcy Court for the Plan of Reorganization, particularly prior to the expiration of the exclusivity period granted by the Bankruptcy Court;

•	our ability to satisfy the terms and conditions set forth in, and to receive the required approvals required under, the Merger and Purchase Agreement and the Plan Support Agreement;

•	the breach by one or more of our counterparties under the Merger and Purchase Agreement and/or the Plan Support Agreement;

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. Based on the evaluation performed as of September 30, 2015, our principal executive officer and principal financial officer concluded that due to the material weakness in our internal control over financial reporting related to accounting for deferred income taxes, as previously disclosed in our 2014 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2015. In light of the material weakness in internal control over financial reporting, management completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting for deferred income taxes, prior to filing this quarterly report on Form 10-Q.

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

In response to the material weakness described above, during the nine months ended September 30, 2015, we began implementing a plan of remediation to strengthen our overall internal control over accounting for deferred income taxes. The remediation plan includes the following steps:

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

Management is currently implementing these steps. Specifically, during the nine months ended September 30, 2015, we hired permanent and temporary resources to supplement our current staffing levels in our tax department and implemented additional oversight and monitoring controls. Additionally, during the three months ended September 30, 2015, we have implemented and tested new and refined interim controls (controls executed on a quarterly basis). Our testing of these interim controls has indicated that they operate effectively. During the remainder of the year, we will be implementing and testing new annual controls related to accounting for deferred income taxes.

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

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K and Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2015, except for the risk factor discussed below and the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2014 Form 10-K and our Form 10-Q for the period ended March 31, 2015. The risks described in such reports are not the only risks facing our company.

The consummation of the EFH Acquisition contemplated by the Plan of Reorganization is subject to various conditions precedent. If the Merger and Purchase Agreement is terminated, the Purchasers and the Investor Group will effectively have no liability to the Debtors thereunder except for certain expense reimbursement obligations. As a result, even if the Plan of Reorganization is confirmed by the Bankruptcy Court, there is no certainty that the EFH Acquisition will be completed.

The Merger and Purchase Agreement includes various conditions precedent to consummation of the transactions contemplated thereby. The Purchasers' conditions precedent include, among other things, a condition that certain approvals and rulings be obtained, including from, among others, the PUCT and the IRS, that are necessary to consummate the acquisition and convert a successor to Reorganized EFH into a REIT. In addition, the Merger and Purchase Agreement may be terminated upon certain events, including, among other things, by either party, if certain termination events occur under the Plan Support Agreement, including if the EFH Acquisition is not completed by April 30, 2016, subject to extension to June 30, 2016 or August 31, 2016 under certain conditions. If the Merger and Purchase Agreement is terminated for any reason (including, among other things, due to failure to complete the EFH Acquisition within the timeframes described therein), the Purchasers and the Investor Group will effectively have no liability to the Debtors thereunder. EFH Corp. and EFIH have effectively waived their respective rights under the Merger and Purchase Agreement to seek any legal or equitable remedies (including money damages and specific performance) against the Purchasers or the Investor Group. As a result, even if the Plan of Reorganization is confirmed by the Bankruptcy Court and the applicable regulatory approvals are obtained, there is no certainty that the EFH Acquisition will be completed. If it is not completed for any reason, the Debtors will have no recourse against the Purchasers and the Investor Group except for certain expense reimbursement obligations. If this were to occur, the Debtors would need to formulate a new plan of reorganization and if the exclusivity period has expired, then other stakeholders could file their own plan of reorganization.

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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(a)	—	Restated Certificate of Formation of Energy Future Holdings Corp.

(3(ii))	By-laws

3(b)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(b)	—	Amended and Restated Bylaws of Energy Future Holdings Corp.

(10)	Material Contracts

10(a)	1-12833 Form 8-K/A (filed September 17, 2015)	10(a)	—	Amended and Restated Plan Support Agreement dated September 11, 2015 among the Debtors and the other parties thereto.

10(b)	1-12833 Form 8-K/A (filed September 17, 2015)	10(b)	—	Amended and Restated Settlement Agreement dated September 11, 2015 among the Debtors and the other parties thereto.

10(c)	1-12833 Form 8-K (filed August 10, 2015)	10(c)	—
Purchase Agreement and Plan of Merger by and among Ovation Acquisition I, L.L.C., Ovation Acquisition II, L.L.C., Energy Future Intermediate Holding Company L.L.C. and Energy Future Holdings Corp. dated as of August 9, 2015.

10(d)	1-12833 Form 8-K (filed August 10, 2015)	10(d)	—
Backstop Agreement, dated as of August 9, 2015, by and among Ovation Acquisition I, L.L.C., Energy Future Holdings Corp., Energy Future Intermediate Holding Company L.L.C. and the Investors party thereto.

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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2015.

Exhibits	Previously Filed With File Number*	As Exhibit
99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the nine and twelve months ended September 30, 2015 and 2014

99(c)	1-12833 Form 8-K (filed September 22, 2015)	99(a)	—
Debtors' Fifth Amended Joint Plan of Reorganization filed on September 21, 2015 pursuant to Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware in Case No. 14-10979 (Jointly Administered)

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

Date: November 3, 2015