Form 10-Q
period 2016-06-30
Energy Future Holdings Corp /TX/
filed 2016-08-02
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

At August 2, 2016, there were 1,669,861,379 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011

DIP Facilities	Refers, collectively, to the TCEH DIP Facility and the EFIH DIP Facility. See Note 10 to the Financial Statements.

Debtors	EFH Corp. and the majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

Disclosure Statement	Disclosure Statement for the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in May 2016

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp. and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the Chapter 11 Cases, excluding the TCEH Debtors

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Debtors	EFIH and EFIH Finance

EFIH DIP Facility	EFIH's and EFIH Finance's $5.4 billion debtor-in-possession financing facility. See Note 10 to the Financial Statements.

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes
EFIH's and EFIH Finance's 6.875% Senior Secured First Lien Notes and 10.000% Senior Secured First Lien Notes exchanged or settled in June 2014 as discussed in Note 10 to the Financial Statements, collectively

EFIH PIK Notes	EFIH's and EFIH Finance's $1.530 billion principal amount of 11.25%/12.25% Senior Toggle Notes

EFIH Second Lien Notes	EFIH's and EFIH Finance's $322 million principal amount of 11% Senior Secured Second Lien Notes and $1.389 billion principal amount of 11.75% Senior Secured Second Lien Notes, collectively

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

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

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	postretirement employee benefits other than pensions

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

Plan of Reorganization	Amended Joint Plan of Reorganization filed by the Debtors with the Bankruptcy Court in May 2016

Plan Support Agreement	Third Amendment to the Amended and Restated Plan Support Agreement, entered into in December 2015, amending and restating the Plan Support Agreement

PUCT	Public Utility Commission of Texas

purchase accounting
The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or "purchase price" of a business combination, including the amount paid for the equity and direct transaction costs, are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries include Luminant and TXU Energy

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

US	United States of America

VIE	variable interest entity

v

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)
Operating revenues	$1,233	$1,256	$2,283	$2,527
Fuel, purchased power costs and delivery fees	(654)	(646)	(1,208)	(1,259)
Net gain (loss) from commodity hedging and trading activities	(118)	20	(53)	123
Operating costs	(255)	(217)	(474)	(410)
Depreciation and amortization	(166)	(222)	(307)	(440)
Selling, general and administrative expenses	(161)	(177)	(319)	(355)
Impairment of goodwill (Note 5)	—	—	—	(700)
Impairment of long-lived assets (Note 7)	—	—	—	(676)
Other income (Note 18)	16	12	21	19
Other deductions (Note 18)	(27)	(2)	(48)	(61)
Interest expense and related charges (Note 8)	(402)	(380)	(797)	(988)
Reorganization items (Note 9)	(52)	(68)	(122)	(207)
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	(586)	(424)	(1,024)	(2,427)
Income tax benefit (Note 6)	171	137	298	537
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 4)	85	75	147	151
Net loss	$(330)	$(212)	$(579)	$(1,739)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)
Net loss	$(330)	$(212)	$(579)	$(1,739)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $1, $—, $2 and $1)	(2)	—	(3)	(2)
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $— in all periods)	1	—	1	1
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax)	1	—	1	1
Total other comprehensive loss	—	—	(1)	—
Comprehensive loss	$(330)	$(212)	$(580)	$(1,739)

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(579)	$(1,739)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	355	514
Deferred income tax benefit, net	(278)	(410)
Impairment of goodwill (Note 5)	—	700
Impairment of long-lived assets (Note 7)	—	676
Contract claims adjustments (Note 9)	3	28
Fees paid on EFIH Second Lien Notes repayment and EFIH DIP Facility (Notes 10 and 11)(reported as financing activities)	14	28
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	253	(74)
Equity in earnings of unconsolidated subsidiaries	(147)	(151)
Distributions of earnings from unconsolidated subsidiaries (Note 4)	86	120
Write-off of intangible and other assets (Note 18)	41	59
Other, net	32	27
Changes in operating assets and liabilities:
Margin deposits, net	(133)	46
Payables due to unconsolidated subsidiary	(2)	(89)
Other operating assets and liabilities, including liabilities subject to compromise	(157)	(307)
Cash used in operating activities	(512)	(572)
Cash flows — financing activities:
Borrowings under TCEH DIP Revolving Credit Facility (Note 10)	1,115	—
Repayments/repurchases of debt (Note 10)	(13)	(456)
Fees paid on EFIH Second Lien Notes repayment and EFIH DIP Facility (Notes 10 and 11)	(14)	(28)
Cash provided by (used in) financing activities	1,088	(484)
Cash flows — investing activities:
Capital expenditures	(169)	(194)
Nuclear fuel purchases	(11)	(11)
Lamar and Forney acquisition — net of cash acquired (Note 3)	(1,343)	—
Changes in restricted cash	(9)	(4)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 18)	155	73
Investments in nuclear decommissioning trust fund securities (Note 18)	(163)	(81)
Other, net	6	8
Cash used in investing activities	(1,534)	(209)

Net change in cash and cash equivalents	(958)	(1,265)
Cash and cash equivalents — beginning balance	2,286	3,428
Cash and cash equivalents — ending balance	$1,328	$2,163

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,328	$2,286
Restricted cash (Note 18)	533	524
Trade accounts receivable — net (Note 18)	658	533
Inventories (Note 18)	420	428
Commodity and other derivative contractual assets (Note 15)	363	465
Margin deposits related to commodity contracts	23	6
Other current assets	85	81
Total current assets	3,410	4,323
Restricted cash (Note 18)	507	507
Investment in unconsolidated subsidiary (Note 4)	6,125	6,064
Other investments (Note 18)	1,032	984
Property, plant and equipment — net (Note 18)	10,537	9,430
Goodwill (Note 5)	152	152
Identifiable intangible assets — net (Note 5)	1,151	1,166
Commodity and other derivative contractual assets (Note 15)	15	10
Accumulated deferred income taxes	891	609
Other noncurrent assets	89	85
Total assets	$23,909	$23,330
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under debtor-in-possession credit facilities (Note 10)	$7,940	$6,825
Long-term debt due currently (Note 10)	34	35
Trade accounts payable	417	413
Net payables due to unconsolidated subsidiary (Note 16)	202	204
Commodity and other derivative contractual liabilities (Note 15)	315	203
Margin deposits related to commodity contracts	36	152
Accrued taxes	115	134
Accrued interest	124	121
Other current liabilities	364	425
Total current liabilities	9,547	8,512
Long-term debt, less amounts due currently (Note 10)	52	60
Liabilities subject to compromise (Note 11)	37,788	37,786
Commodity and other derivative contractual liabilities (Note 15)	71	1
Other noncurrent liabilities and deferred credits (Note 18)	2,092	2,032
Total liabilities	49,550	48,391
Commitments and Contingencies (Note 12)
Total equity (Note 13)	(25,641)	(25,061)
Total liabilities and equity	$23,909	$23,330

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

Bankruptcy Proceeding

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 2 for further discussion regarding the Chapter 11 Cases.

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

Plan of Reorganization

In May 2016, the Debtors filed the Plan of Reorganization and the Disclosure Statement with the Bankruptcy Court. In July 2016, in connection with the Merger Agreement (as described below), each of the EFH Debtors and NextEra Energy, Inc. (NEE) agreed to certain amendments to the Plan of Reorganization with respect to the EFH Debtors (the Amended Plan). Pursuant to the terms of the EFH Debtors Plan Support Agreement (as described below), it is expected that the Debtors will file the Amended Plan with the Bankruptcy Court and seek confirmation of the Amended Plan.

The Plan of Reorganization provides (and the Amended Plan will provide) that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the EFH Debtors.

With respect to the TCEH Debtors (and certain EFH Debtors that will become subsidiaries of Reorganized TCEH upon emergence of the TCEH Debtors from the Chapter 11 Cases (the Contributed EFH Debtors)), the Plan of Reorganization, subject to certain conditions, provides for, among other things, a tax-free spin-off from EFH Corp. (the Reorganized TCEH Spin-Off), including a transaction that will result in a step-up in the tax basis of certain TCEH assets contributed to a subsidiary of TCEH (Reorganized TCEH). With respect to the EFH Debtors, the Plan of Reorganization (as will be amended by the Amended Plan), subject to certain conditions and certain regulatory approvals, will provide for, among other things, the acquisition by NEE of the EFH Debtors (as reorganized) after the Reorganized TCEH Spin-Off pursuant to the Merger Agreement (as described below).

Information contained in the Plan of Reorganization (including when amended by the Amended Plan) and the Disclosure Statement is subject to change, whether as a result of amendments to such documents, requirements by the Bankruptcy Court, actions of third parties or otherwise.

Solely as it pertains to the TCEH Debtors and the Contributed EFH Debtors, the Disclosure Statement has been approved by the Bankruptcy Court, and the confirmation hearing for the Plan of Reorganization is scheduled to commence on August 17, 2016. There can be no assurance that the TCEH Debtors' stakeholders will vote to accept the Plan of Reorganization or that the Bankruptcy Court will confirm the Plan of Reorganization, in each case, as it relates to the TCEH Debtors. With respect to the EFH Debtors, no Disclosure Statement has been approved by the Bankruptcy Court, and no date to confirm the Plan of Reorganization has been scheduled. See Scheduling Matters below.

The EFH Debtors and the TCEH Debtors, respectively, will emerge from bankruptcy if and when, in each case, a plan of reorganization receives the requisite approval from the appropriate holders of claims, the Bankruptcy Court enters an order confirming such plan of reorganization and certain conditions to the effectiveness of such plan of reorganization are satisfied.

Plan Support Agreement and EFH Debtors Plan Support Agreement

In August 2015 (as amended in September 2015 and November 2015), in connection with the Terminated Plan, each of the Debtors entered into a Plan Support Agreement (Plan Support Agreement) with, among other parties, various of their respective creditors, the Sponsor Group and the official committee of TCEH unsecured creditors in order to effect an agreed upon restructuring of the Debtors pursuant to the Terminated Plan or, upon certain events, an Alternative Restructuring (as defined in the Plan Support Agreement) pursuant to another plan of reorganization. The Bankruptcy Court approved the Debtors' entry into the Plan Support Agreement in September 2015.

In May 2016, certain first lien creditors of TCEH (the Required TCEH First Lien Creditors) delivered a Plan Support Termination Notice to the Debtors and the other parties to the Plan Support Agreement notifying such parties of the occurrence of a Plan Support Termination Event pursuant to the Plan Support Agreement. The delivery of the Plan Support Termination Notice caused the Terminated Plan to become null and void. The delivery of the Plan Support Termination Notice did not, subject to certain conditions, terminate the obligations under the Plan Support Agreement of certain of the parties thereto to support an Alternative Restructuring pursuant to another plan of reorganization such as the Plan of Reorganization (including as to be amended by the Amended Plan).

The parties' obligations with respect to an Alternative Restructuring, which remain in effect (including with respect to the Plan of Reorganization (including as to be amended by the Amended Plan)), may be terminated upon the occurrence of certain events described in the Plan Support Agreement. In addition, under the Plan Support Agreement, the supporting parties have committed to support the inclusion of releases with respect to the claims described in the Settlement Agreement (described below) in the context of an alternative plan (which would become effective when a plan of reorganization contemplating an Alternative Restructuring, such as the Plan of Reorganization (including as to be amended by the Amended Plan), becomes effective).

In July 2016, the EFH Debtors and NEE entered into a plan support agreement (the EFH Debtors Plan Support Agreement) to effect an agreed upon restructuring of the EFH Debtors pursuant to the Amended Plan. The EFH Debtors Plan Support Agreement has not yet been approved by the Bankruptcy Court.

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Bankruptcy Court approved the Settlement Agreement in December 2015. The Settlement Agreement remains effective, notwithstanding the termination of the Terminated Plan.

Merger Agreement

In July 2016, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Merger Agreement) with NEE and a wholly-owned subsidiary of NEE (Merger Sub). Pursuant to the Merger Agreement, at the effective time of the Amended Plan, NEE will acquire the EFH Debtors (as reorganized) as a result of a merger (EFH Debtor Merger) between EFH Corp. and Merger Sub in which Merger Sub will survive as a wholly owned subsidiary of NEE. The consideration payable by NEE pursuant to the Merger Agreement consists primarily of cash paid to certain creditors. A portion of the consideration to be distributed to certain holders of allowed claims and interests in EFH Corp. and EFIH as set forth in the Amended Plan will consist of common stock of NEE.

The Merger Agreement contains representations and warranties and interim operating covenants that are customary for an agreement of this nature. The Merger Agreement also includes various conditions precedent to consummation of the transactions, including (a) a condition that certain approvals and rulings be obtained, including from the PUCT and the IRS and (b) a condition that the Reorganized TCEH Spin-Off shall have occurred. NEE will not be required to consummate the EFH Debtor Merger if, among other items, the PUCT approval is obtained but with conditions, commitments or requirements that impose a Burdensome Condition (as defined in the Merger Agreement). NEE's and Merger Sub's obligations under the Merger Agreement are not subject to any financing condition.

Prior to approval of the Merger Agreement by the Bankruptcy Court, EFH Corp. and EFIH may continue to solicit acquisition proposals with respect to the EFH Debtors. In addition, following approval of the Merger Agreement by the Bankruptcy Court and until confirmation of the Amended Plan by the Bankruptcy Court, EFH Corp. and EFIH may continue or have discussions or negotiations with respect to acquisition proposals for the EFH Debtors (a) with persons that were in active negotiation at the time of approval of the Merger Agreement by the Bankruptcy Court and (b) with persons that submit an unsolicited acquisition proposal that is, or is reasonably likely to lead to, a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement may be terminated upon certain events, including, among other things:

•	by either party, if the EFH Debtor Merger is not consummated by March 26, 2017, subject to a 90-day extension under certain conditions, or

•
by EFH Corp. or EFIH, until the entry of the confirmation order of the Amended Plan with respect to the EFH Debtors, if their respective board of directors or managers determines, after consultation with its independent financial advisors and outside legal counsel, and based on advice of such counsel, that the failure to terminate the Merger Agreement is inconsistent with its fiduciary duties; provided that a material breach of EFH Corp.'s or EFIH’s obligations under certain provisions of the Merger Agreement has not provided the basis for such determination.

Following approval of the Merger Agreement by the Bankruptcy Court, if the Merger Agreement is terminated for certain reasons set forth therein and an alternative transaction is consummated by EFH Corp. or EFIH in which neither NEE nor any of its affiliates obtains direct or indirect ownership of approximately 80% of Oncor, then EFH Corp. and EFIH will pay a termination fee of $275 million to NEE.

EFH Corp.'s and EFIH’s respective obligations under the Merger Agreement are subject in all respects to the prior approval of the Bankruptcy Court. Under the terms of the EFH Debtors Plan Support Agreement, the EFH Debtors will seek Bankruptcy Court approval of the Merger Agreement.

Regulatory Approvals

In May 2016, the TCEH Debtors received approval from the NRC with respect to the change of control application contemplated by the Plan of Reorganization as it relates to the emergence of the TCEH Debtors (and the EFH Contributed Debtors). In July 2016, the TCEH Debtors submitted an application to the RCT to request to substitute and replace the TCEH Debtors' existing mine reclamation performance collateral bond with a similar collateral bond in connection with the refinancing of the TCEH DIP Facility and the TCEH Debtors' proposed exit financing facility. We expect the RCT to complete its review and take action on the application in the third quarter of 2016.

The consummation of the transactions contemplated by the Merger Agreement with respect to the EFH Debtors requires the prior approval of, among others, the PUCT and the FERC.

Scheduling Matters

In May 2016, the Bankruptcy Court entered an order establishing a timeline for approval of a disclosure statement and a hearing to consider confirmation of the Plan of Reorganization as it applies to the TCEH Debtors and the Contributed EFH Debtors, and, separately, establishing a timeline for approval of a disclosure statement and a hearing to consider confirmation of the Plan of Reorganization as it applies to the remaining EFH Debtors. Pursuant to such scheduling order, solely as it pertains to the TCEH Debtors and the Contributed EFH Debtors, the Disclosure Statement has been approved by the Bankruptcy Court, and the confirmation hearing for the Plan of Reorganization is scheduled to commence on August 17, 2016. In June 2016, the Bankruptcy Court entered a supplement to its May 2016 order adjourning the schedule solely with respect to the EFH Debtors' schedule. We expect that the Bankruptcy Court will set a revised schedule relating to the EFH Debtors beginning in the third quarter of 2016.

The timelines set forth in the scheduling order are subject to further revision by the Bankruptcy Court and may change based on subsequent orders entered by the Bankruptcy Court (on its own, upon the motion of a party, or upon the Debtors' request).

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling, which request has been supplemented from time to time in response to requests from the IRS for information or as required by changes in the contemplated transactions (as supplemented, the Private Letter Ruling). In July 2016, we received the Private Letter Ruling. It provides, among other things, for certain rulings regarding the qualification of (a) the transfer of certain assets and ordinary course operating liabilities to Reorganized TCEH and (b) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, if any, the cash proceeds from the sale of preferred stock in a newly-formed entity, and the right to receive payments under a tax receivables agreement (if any), to holders of TCEH first lien claims, as a reorganization qualifying for tax-free treatment to the extent of the Reorganized TCEH stock received. In addition to the Private Letter Ruling, we are pursuing and expect to receive the required tax opinions that will supplement the Private Letter Ruling, as required by the Plan of Reorganization with respect to the TCEH Debtors.

The Merger Agreement provides that a closing condition to the EFH Debtor Merger is the receipt of a supplemental private letter ruling (the Supplemental Ruling) from the IRS regarding the impact of the EFH Debtor Merger on certain rulings received in the Private Letter Ruling. We expect to submit a request to the IRS for the Supplemental Ruling during 2016 as the transaction and bankruptcy process progresses. The Supplemental Ruling is only required for the consummation of the transactions contemplated by the EFH Debtor Merger and not for the emergence of the TCEH Debtors (and the Contributed EFH Debtors) as contemplated by the Plan of Reorganization.

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

Since the Petition Date and prior to the applicable bar dates (which have expired), we have received approximately 41,300 filed pre-petition claims, including approximately 30,900 in filed asbestos claims. We have substantially completed the process of reconciling all non-asbestos claims that were filed and have recorded such claims at the expected allowed amount. As of August 2, 2016, approximately 5,700 of those claims have been settled, withdrawn or expunged. We continue to work with creditors regarding certain non-asbestos claims to determine the ultimate amount of the allowed claims. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheets will be recognized as reorganization items in our condensed statements of consolidated loss as they are resolved. The resolution of such claims could result in material adjustments to our financial statements.

Certain claims filed or reflected in our schedules of assets and liabilities will be resolved on the applicable effective date of the applicable plan of reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Separation of the EFH Debtors and the TCEH Debtors

Upon the effective date of the Plan of Reorganization as it relates to the TCEH Debtors (and the EFH Contributed Debtors), the EFH Debtors and the TCEH Debtors (together with the EFH Contributed Debtors) will be separated and no longer be affiliated companies. In addition to the plan of reorganization, the separation will be effectuated by a separation agreement, a transition services agreement and a tax matters agreement. A proposed form of each of these agreements was filed with the Bankruptcy Court by the Debtors in July 2016. These agreements must be approved by the Bankruptcy Court and, as a result, are subject to change.

Unaudited Condensed Combined Debtor Financial Statements

The condensed combined financial statements presented below represent the financial statements of the Debtors. EFH Corp.'s non-Debtor subsidiaries, excluding the Oncor Ring-Fenced Entities, which are substantively comprised of the recently acquired Lamar and Forney generation assets, are accounted for as non-consolidated subsidiaries in these financial statements, and their net income is included in equity in earnings of non-debtor entities (net of tax) in these condensed statements of combined loss and investment in non-debtor entities in these condensed combined balance sheets. Intercompany items and transactions among the Debtors have been eliminated in consolidation in these financial statements.

Condensed statements of combined loss of the Debtors for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$1,234	$1,256	$2,283	$2,527
Fuel, purchased power costs and delivery fees	(677)	(646)	(1,230)	(1,259)
Net gain (loss) from commodity hedging and trading activities	(117)	20	(53)	123
Operating costs	(239)	(223)	(462)	(421)
Depreciation and amortization	(137)	(219)	(274)	(433)
Selling, general and administrative expenses	(156)	(175)	(312)	(352)
Impairment of goodwill	—	—	—	(700)
Impairment of long-lived assets	—	—	—	(676)
Other income (deductions) and interest income	(13)	2	(29)	(52)
Interest expense and related charges	(401)	(379)	(798)	(987)
Reorganization items	(52)	(68)	(122)	(207)
Loss before income taxes and equity in earnings of non-debtor entities	(558)	(432)	(997)	(2,437)
Income tax benefit	161	140	289	545
Equity in earnings of non-debtor entities (net of tax)	67	80	129	153
Net loss	$(330)	$(212)	$(579)	$(1,739)

Condensed statements of combined comprehensive loss of the Debtors for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(330)	$(212)	$(579)	$(1,739)
Other comprehensive loss (net of tax)	—	—	(1)	—
Comprehensive loss	$(330)	$(212)	$(580)	$(1,739)

Condensed statements of combined cash flows of the Debtors for the six months ended June 30, 2016 and 2015 are presented below:

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(545)	$(574)
Cash flows — financing activities:
Borrowings under TCEH DIP Revolving Credit Facility	1,115	—
Repayments/repurchases of debt	(10)	(451)
Fees paid on EFIH Second Lien Notes repayment and EFIH DIP Facility	(14)	(28)
Cash provided by (used in) financing activities	1,091	(479)
Cash flows — investing activities:
Advances to non-debtor affiliates	(12)	(6)
Investment in non-debtor affiliates	(1,338)	—
Capital expenditures	(136)	(195)
Nuclear fuel purchases	(11)	(11)
Proceeds from sales of nuclear decommissioning trust fund securities	155	73
Investments in nuclear decommissioning trust fund securities	(163)	(81)
Other, net	(4)	(5)
Cash used in investing activities	(1,509)	(225)
Net change in cash and cash equivalents	(963)	(1,278)
Cash and cash equivalents — beginning balance	2,258	3,417
Cash and cash equivalents — ending balance	$1,295	$2,139

Condensed combined balance sheets of the Debtors at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016	December 31, 2015
ASSETS
Total current assets	$3,491	$4,443
Restricted cash	507	507
Advances to non-debtor entities	115	115
Investment in non-debtor entities	7,529	6,147
Other investments	1,032	984
Property, plant and equipment — net	9,080	9,287
Goodwill	152	152
Identifiable intangible assets — net	1,146	1,170
Commodity and other derivative contractual assets	12	10
Accumulated deferred income taxes	702	424
Other noncurrent assets	48	39
Total assets	$23,814	$23,278
LIABILITIES AND EQUITY
Total current liabilities	$9,537	$8,496
Long-term debt, less amounts due currently	19	23
Liabilities subject to compromise	37,788	37,786
Commodity and other derivative contractual liabilities	20	1
Other noncurrent liabilities and deferred credits	2,091	2,033
Total liabilities	49,455	48,339
Total equity	(25,641)	(25,061)
Total liabilities and equity	$23,814	$23,278

3.	LAMAR AND FORNEY ACQUISITION

In April 2016, Luminant purchased all of the membership interests in La Frontera Holdings, LLC (La Frontera), the indirect owner of two combined-cycle gas turbine (CCGT) natural gas fueled generation facilities representing nearly 3,000 MW of capacity located in ERCOT, from a subsidiary of NextEra Energy, Inc. (the Lamar and Forney Acquisition). The facility in Forney, Texas has a capacity of 1,912 MW and the facility in Paris, Texas has a capacity of 1,076 MW. The acquisition continues to diversify our fuel mix and increases the dispatch flexibility in our fleet. The aggregate purchase price was approximately $1.313 billion, which included the repayment of approximately $950 million of existing project financing indebtedness of La Frontera at closing, plus approximately $240 million for cash and net working capital subject to final settlement. The purchase price was funded by cash-on-hand and additional borrowings under the TCEH DIP Facility totaling $1.1 billion. After completing the acquisition, we repaid approximately $230 million of borrowings under the TCEH DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. La Frontera and its subsidiaries are subsidiary guarantors under the TCEH DIP Facility.

Purchase Accounting

The Lamar and Forney Acquisition has been accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. The related purchase agreement contains a traditional working capital adjustment that is still being finalized, and as a result our purchase price allocation is not yet complete and is considered to be provisional at this time. The provisional amounts recognized are subject to revision until our valuations are completed, not to exceed one year, and any material adjustments identified that existed as of the acquisition date will be recognized in the current period. We expect the working capital adjustment to be finalized in the third quarter of 2016.

To fair value the acquired property, plant and equipment, we used a discounted cash flow analysis, classified as Level 3 within the fair value hierarchy levels (see Note 14). This discounted cash flow model was created for each generation facility based on its remaining useful life. The discounted cash flow model included gross margin forecasts for each power generation facility determined using forward commodity market prices obtained from long-term forecasts. We also used management's forecasts of generation output, operations and maintenance expense, SG&A and capital expenditures. The resulting cash flows, estimated based upon the age of the assets, efficiency, location and useful life, were then discounted using plant specific discount rates of approximately 9%.

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Lamar and Forney Acquisition as of the acquisition date. The purchase price allocation is subject to change based on final working capital adjustments.

Cash paid to seller at close	$603
Preliminary net working capital adjustments	(8)
Consideration paid to seller	595
Cash paid to repay project financing at close	950
Total cash paid related to acquisition	$1,545
Cash and cash equivalents	$210
Property, plant and equipment — net	1,316
Commodity and other derivative contractual assets	47
Other assets	44
Total assets acquired	1,617
Commodity and other derivative contractual liabilities	53
Trade accounts payable and other liabilities	19
Total liabilities assumed	72
Identifiable net assets acquired	$1,545

The Lamar and Forney Acquisition did not result in the recording of goodwill since the purchase price did not exceed the fair value of the net assets acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the six months ended June 30, 2016 and 2015 assumes that the Lamar and Forney Acquisition occurred on January 1, 2015. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Lamar and Forney Acquisition been completed on January 1, 2015, nor are they indicative of future results of operations.

	Six Months Ended June 30,
	2016	2015
Revenues	$2,425	$3,044
Net income (loss)	$(594)	$(1,651)

The unaudited pro forma financial information includes adjustments for incremental depreciation as a result of the fair value determination of the net assets acquired and interest expense on borrowings under the TCEH DIP Facility in lieu of interest expense incurred prior to the acquisition.

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

Non-Consolidation of Oncor and Oncor Holdings

Our investment in unconsolidated subsidiary as presented in the condensed consolidated balance sheets totaled $6.125 billion and $6.064 billion at June 30, 2016 and December 31, 2015, respectively, and consists almost entirely of our interest in Oncor Holdings, which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 23% and 24% of Oncor Holdings' consolidated operating revenues for the six months ended June 30, 2016 and 2015, respectively.

See Note 16 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $86 million and $120 million for the six months ended June 30, 2016 and 2015, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At June 30, 2016, $98 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At June 30, 2016, Oncor's regulatory capitalization ratio was 59.4% debt to 40.6% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$948	$938	$1,891	$1,884
Operation and maintenance expenses	(389)	(367)	(791)	(746)
Depreciation and amortization	(193)	(220)	(403)	(437)
Taxes other than income taxes	(107)	(108)	(220)	(220)
Other income and (deductions) — net	(3)	(6)	(8)	(7)
Interest expense and related charges	(84)	(84)	(168)	(165)
Income before income taxes	172	153	301	309
Income tax expense	(65)	(58)	(116)	(119)
Net income	107	95	185	190
Net income attributable to noncontrolling interests	(22)	(20)	(38)	(39)
Net income attributable to Oncor Holdings	$85	$75	$147	$151

Assets and liabilities of Oncor Holdings at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2	$26
Restricted cash	—	38
Trade accounts receivable — net	407	388
Trade accounts and other receivables from affiliates	124	118
Income taxes receivable from EFH Corp.	90	107
Inventories	95	82
Prepayments and other current assets	98	88
Total current assets	816	847
Other investments	99	97
Property, plant and equipment — net	13,439	13,024
Goodwill	4,064	4,064
Regulatory assets — net	1,184	1,194
Other noncurrent assets	45	31
Total assets	$19,647	$19,257
LIABILITIES
Current liabilities:
Short-term borrowings	$1,133	$840
Long-term debt due currently	—	41
Trade accounts payable — nonaffiliates	213	150
Income taxes payable to EFH Corp.	11	20
Accrued taxes other than income	106	181
Accrued interest	82	82
Other current liabilities	117	144
Total current liabilities	1,662	1,458
Accumulated deferred income taxes	2,039	1,985
Long-term debt, less amounts due currently	5,650	5,646
Other noncurrent liabilities and deferred credits	2,326	2,306
Total liabilities	$11,677	$11,395

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment and arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated noncash impairment charges	(18,190)
Balance at June 30, 2016 and December 31, 2015	152

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

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	June 30, 2016			December 31, 2015
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$448	$15	$463	$442	$21
Capitalized in-service software	378	237	141	362	214	148
Other identifiable intangible assets (a)	53	18	35	72	35	37
Total identifiable intangible assets subject to amortization	$894	$703	191	$897	$691	206
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			5			5
Total identifiable intangible assets			$1,151			$1,166
____________

(a)
Includes favorable purchase and sales contracts, environmental allowances and credits and mining development costs. See discussion below regarding impairment charges recorded in the six months ended June 30, 2015 related to other identifiable intangible assets.

At June 30, 2016 and December 31, 2015, amounts related to fully amortized assets that are expired, or of no economic value, have been excluded from both the gross carrying and accumulated amortization amounts in the table above.

Amortization expense related to finite-lived identifiable intangible assets (including the condensed statements of consolidated loss line item) consisted of:

Identifiable Intangible Asset	Condensed Statements of Consolidated Loss Line	Segment	Three Months Ended June 30,		Six Months Ended June 30,
			2016	2015	2016	2015
Retail customer relationship	Depreciation and amortization	Competitive Electric	$3	$4	$6	$9
Capitalized in-service software	Depreciation and amortization	Competitive Electric and Corporate and Other	12	11	25	22
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	Competitive Electric	—	7	3	12
Total amortization expense (a)			$15	$22	$34	$43
____________

(a)
Amounts recorded in depreciation and amortization totaled $17 million and $18 million for the three months ended June 30, 2016 and 2015, respectively, and $34 million and $33 million for the six months ended June 30, 2016 and 2015, respectively.

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

Estimated Amortization of Identifiable Intangible Assets

The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2016	$74
2017	$53
2018	$33
2019	$16
2020	$9

6.	INCOME TAXES

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

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that upon the effective date of the plan, as it relates to the TCEH Debtors, that the TCEH Debtors will reject this agreement. Additionally, under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. We have elected to continue to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

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

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss before income taxes and equity in earnings of unconsolidated subsidiaries	$(586)	$(424)	$(1,024)	$(2,427)
Income tax benefit	$171	$137	$298	$537
Effective tax rate	29.2%	32.3%	29.1%	22.1%

For the three months ended June 30, 2016, the effective tax rate of 29.2% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases. For the three months ended June 30, 2015, the effective tax rate of 32.3% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the tax benefit recognized due to the Texas margin tax rate reduction in 2015.

For the six months ended June 30, 2016, the effective tax rate of 29.1% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the difference in the forecasted effective tax rate and the statutory rate applied to unrealized losses from mark-to-market hedging activities. For the six months ended June 30, 2015, the effective tax rate of 22.1% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible goodwill impairment charge (see Note 5) and nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges (see Notes 5 and 7) and the Texas margin tax rate reduction in 2015.

Liability for Uncertain Tax Positions

In June 2016, we received a final agreed Revenue Agent Report (RAR) from the IRS and associated documentation for the 2010 through 2013 tax years. The RAR was signed in July 2016. As a result of the final RAR, we reduced the liability for uncertain tax positions by $1 million, resulting in a reclassification to the accumulated deferred income tax liability. Total cash payment to be assessed by the IRS for tax years 2010 through 2013, but not expected to be paid during the pendency of the Chapter 11 Cases, is approximately $15 million, plus any interest that may be assessed.

In March 2016, we signed a final agreed RAR with the IRS for the 2014 tax year. No material financial statement impacts resulted from the signing of the 2014 RAR.

In June 2015, we signed a final agreed RAR with the IRS and associated documentation for the 2008 and 2009 tax years. The Bankruptcy Court approved our signing of the RAR in July 2015. As a result of the final RAR, we reduced the liability for uncertain tax positions by $23 million, resulting in a $20 million reclassification to the accumulated deferred income tax liability and the recording of a $3 million income tax benefit recorded in the Competitive Electric segment results. Total cash payment to be assessed by the IRS for tax years 2008 and 2009, but not paid during the pendency of the Chapter 11 Cases, is approximately $15 million, plus any interest that may be assessed.

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

Additional material impairments may occur in the future for our other generation facilities if forward wholesale electricity prices continue to decline or forecasted costs of producing electricity at our generation facilities increase, including increased costs of compliance with proposed environmental regulations.

8.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest paid/accrued on debtor-in-possession financing	$80	$74	$154	$146
Adequate protection amounts paid/accrued	324	306	646	609
Interest paid/accrued on pre-petition debt (a)	1	3	3	239
Capitalized interest	(3)	(3)	(6)	(6)
Total interest expense and related charges	$402	$380	$797	$988
____________

(a)
For the six months ended June 30, 2015, amount includes $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 11). For the three and six months ended June 30, 2016 and 2015, includes interest paid/accrued on long-term debt not subject to compromise.

Interest expense for the three and six months ended June 30, 2016 and 2015 reflects interest paid and accrued on debtor-in-possession financing (see Note 10), adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.616 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.243 billion net liability related to the TCEH first lien interest rate swaps and natural gas hedging positions terminated shortly after the Bankruptcy Filing (see Note 15), in exchange for their consent to the senior secured, super-priority liens contained in the TCEH DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date, and interest paid on the EFIH Second Lien Notes as approved by the Bankruptcy Court in March 2015 (see Note 11). The interest rate applicable to the adequate protection amounts paid/accrued for the six months ended June 30, 2016 was 4.93% (one-month LIBOR plus 4.50%). The amount of adequate protection payments may be adjusted to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the Plan of Reorganization with respect to the TCEH Debtors by the Bankruptcy Court. In addition, upon completion of the Plan of Reorganization with respect to the TCEH Debtors, amounts of adequate protection payments may be re-characterized as payments of principal.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. The Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 11. Additional interest payments may also be made upon approval by the Bankruptcy Court (see Note 12). Other than amounts ordered or approved by the Bankruptcy Court, effective on the Petition Date, we discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated loss does not include contractual interest on pre-petition debt classified as LSTC totaling $317 million and $328 million for the three months ended June 30, 2016 and 2015, respectively, and $652 million and $616 million for the six months ended June 30, 2016 and 2015, respectively, which has been stayed by the Bankruptcy Court effective on the Petition Date. Adequate protection paid/accrued presented below excludes interest paid/accrued on the TCEH first-lien interest rate and commodity hedge claims (see Note 15) totaling $16 million and $15 million for the three months ended June 30, 2016 and 2015, respectively, and $31 million and $29 million for the six months ended June 30, 2016 and 2015, respectively, as such amounts are not included in contractual interest amounts below.

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$11	$—	$—	$11	$31	$—	$—	$31
EFIH	101	—	—	101	101	—	—	101
EFCH	—	—	—	—	2	—	—	2
TCEH	513	308	—	205	516	291	—	225
Eliminations (b)	—	—	—	—	(31)	—	—	(31)
Total	$625	$308	$—	$317	$619	$291	$—	$328

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued (a)	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$22	$—	$—	$22	$63	$—	$—	$63
EFIH	202	—	—	202	213	—	50	163
EFCH	—	—	—	—	3	—	—	3
TCEH	1,043	615	—	428	1,029	580	—	449
Eliminations (b)	—	—	—	—	(62)	—	—	(62)
Total	$1,267	$615	$—	$652	$1,246	$580	$50	$616
___________

(a)
For the six months ended June 30, 2015 represents portion of interest related to the EFIH Second Lien Notes that was repaid based on the approval of the Bankruptcy Court; however, excludes $185 million of post-petition interest paid in 2015 that contractually related to 2014 and default interest (see Note 11).

(b)	Represents contractual interest on affiliate debt held by EFH Corp. and EFIH that is classified as LSTC.

9.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated loss as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three and six months ended June 30, 2016 and 2015 as reported in the condensed statements of consolidated loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses related to legal advisory and representation services	$29	$52	$60	$102
Expenses related to other professional consulting and advisory services	21	17	44	46
Contract claims adjustments	2	(2)	3	28
Fees associated with extension of EFIH DIP Facility	—	—	14	—
Fees associated with repayment of EFIH Second Lien Notes (Note 11)	—	—	—	28
Other	—	1	1	3
Total reorganization items	$52	$68	$122	$207

10.	DEBTOR-IN-POSSESSION BORROWING FACILITIES AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

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

The TCEH DIP Facility and related available capacity at June 30, 2016 are presented below. In the June 30, 2016 condensed consolidated balance sheet, the borrowings under the TCEH DIP Facility are reported as current liabilities. The maturity date of the TCEH DIP Facility is the earlier of (a) November 2016 or (b) the effective date of any plan of reorganization of TCEH. In June 2016, the TCEH Debtors extended their use of cash collateral to September 30, 2016, provided that the TCEH Debtors do not otherwise cause an event of default under the cash collateral order. The TCEH DIP Facility must be repaid in full prior to the TCEH Debtors' emergence from the Chapter 11 Cases.

	June 30, 2016
TCEH DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
TCEH DIP Revolving Credit Facility (a)	$1,950	$835	$—
TCEH DIP Term Loan Facility (b)	1,425	—	272
Total TCEH DIP Facility	$3,375	$835	$272
___________

(a)
Facility used for general corporate purposes. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of TCEH DIP Revolving Credit Facility cash borrowings outstanding without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At June 30, 2016, $1.115 billion of the TCEH DIP Revolving Credit Facility has been borrowed. As discussed in Note 3, the Lamar and Forney Acquisition in April 2016 was funded by cash-on-hand and $1.1 billion in additional cash borrowings under the TCEH DIP Revolving Credit Facility. After completing the acquisition, we repaid approximately $230 million of borrowings under the TCEH DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. At December 31, 2015, no amounts were borrowed under the TCEH DIP Revolving Credit Facility.

At both June 30, 2016 and December 31, 2015, all $1.425 billion of the TCEH DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount at June 30, 2016, $272 million is reported as cash and cash equivalents and $528 million is reported as restricted cash, which represents the amount of outstanding letters of credit.

Amounts borrowed under the TCEH DIP Revolving Credit Facility bear interest based on applicable LIBOR rates, plus 2.50%, and the weighted average interest rate on outstanding borrowings was 2.98% at June 30, 2016. Amounts borrowed under the TCEH DIP Term Loan Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%, and the interest rate on outstanding borrowings was 3.75% at both June 30, 2016 and December 31, 2015. The TCEH DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Facility.

The TCEH Debtors' obligations under the TCEH DIP Facility are secured by a lien covering substantially all of the TCEH Debtors' assets, rights and properties (including the assets acquired in the Lamar and Forney Acquisition), subject to certain exceptions set forth in the TCEH DIP Facility. The TCEH DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under the Bankruptcy Code and, subject to certain exceptions set forth in the TCEH DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases. EFCH is a guarantor to the agreement governing the TCEH DIP Facility along with substantially all of TCEH’s subsidiaries, including all subsidiaries that are Debtors in the Chapter 11 Cases.

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

The TCEH DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the TCEH DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against the TCEH Debtors. The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. As of June 30, 2016, we are in compliance with this financial covenant. Upon the existence of an event of default, the TCEH DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

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

As of June 30, 2016, remaining cash on hand from borrowings under the EFIH DIP Facility, net of fees, totaled approximately $275 million, which was held as cash and cash equivalents. In the June 30, 2016 condensed consolidated balance sheet, the borrowings under the EFIH DIP Facility are reported as current liabilities. In January 2016, the EFIH Debtors paid a $14 million extension fee to extend the maturity date of the EFIH DIP Facility to December 2016. The terms of the EFIH DIP Facility were otherwise unchanged. The EFIH DIP Facility must be repaid in full prior to the EFIH Debtors emergence from the Chapter 11 Cases.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both June 30, 2016 and December 31, 2015, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. As of June 30, 2016, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

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

	June 30, 2016	December 31, 2015
EFH Corp. (parent entity)
8.82% Non-Debtor Building Financing due semiannually through February 11, 2022	$33	$35
Unamortized fair value premium (a)	5	6
Total EFH Corp.	38	41
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (b)	13	13
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (b)	21	24
Unamortized fair value discount (a)	(2)	(2)
Total EFCH	32	35
TCEH
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (c)	10	13
Capital lease obligations	4	5
Other	2	2
Unamortized discount	—	(1)
Total TCEH	16	19
Total EFH Corp. consolidated	86	95
Less amounts due currently	(34)	(35)
Total long-term debt not subject to compromise	$52	$60
____________

(a)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(b)	Approved by the Bankruptcy Court for repayment.

(c)	Debt issued by trust and secured by assets held by the trust.

11.	LIABILITIES SUBJECT TO COMPROMISE (LSTC)

The amounts classified as LSTC reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Notes, loans and other debt per the following table	$35,560	$35,560
Accrued interest on notes, loans and other debt	745	745
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 15)	1,243	1,243
Trade accounts payable and other expected allowed claims	240	238
Total liabilities subject to compromise	$37,788	$37,786

Pre-Petition Notes, Loans and Other Debt Reported as LSTC

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as LSTC.

	June 30, 2016	December 31, 2015
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$2
10% Fixed Senior Notes due January 15, 2020	3	3
10.875% Fixed Senior Notes due November 1, 2017	33	33
11.25% / 12.00% Senior Toggle Notes due November 1, 2017	27	27
5.55% Fixed Series P Senior Notes due November 15, 2014	89	89
6.50% Fixed Series Q Senior Notes due November 15, 2024	198	198
6.55% Fixed Series R Senior Notes due November 15, 2034	288	288
Total EFH Corp.	640	640
EFIH
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	322	322
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,389
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,530	1,530
9.75% Fixed Senior Notes due October 15, 2019	2	2
Total EFIH	3,243	3,243
EFCH
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Total EFCH	9	9
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	3,809	3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017	15,691	15,691
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015	1,833	1,833

	June 30, 2016	December 31, 2015
10.25% Fixed Senior Notes due November 1, 2015, Series B	$1,292	$1,292
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Other	1	1
Total TCEH	31,668	31,668
Total EFH Corp. consolidated notes, loans and other debt	$35,560	$35,560

TCEH Letter of Credit Facility Activity

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At both June 30, 2016 and December 31, 2015, the restricted cash related to the pre-petition TCEH Letter of Credit Facility totaled $507 million, and there were no outstanding letters of credit related to the pre-petition TCEH Letter of Credit Facility. Due to the default under the pre-petition TCEH Senior Secured Facilities, the letter of credit capacity is no longer available.

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

Letters of Credit

At June 30, 2016, TCEH had outstanding letters of credit under the TCEH DIP Facility totaling $528 million as follows:

•
$386 million to support commodity risk management and trading collateral requirements in the normal course of business, including over-the-counter and exchange-traded hedging transactions and collateral postings with ERCOT;

•	$63 million to support executory contracts and insurance agreements;

•	$55 million to support TCEH's REP financial requirements with the PUCT, and

•	$24 million for other credit support requirements.

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

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. In separate rulings in March and July 2015, the Bankruptcy Court found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In February 2016, the US District Court for the District of Delaware affirmed the Bankruptcy Court's rulings. In February 2016, the Indenture Trustee appealed the District Court's ruling to the US Court of Appeals for the Third Circuit. Oral argument has been scheduled for September 27, 2016. The EFIH Debtors intend to vigorously defend against this appeal. We cannot predict the outcome of this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief as the trustee of the EFIH 10% First Lien Notes with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). If, as of June 30, 2016, the EFIH Second Lien Make-whole Claims were allowed, the amount of such claims would have been approximately $317 million plus reimbursement of expenses. In October 2015, the Bankruptcy Court issued a finding that no make-whole premium is due with respect to the EFIH Second Lien Notes. In April 2016, the US District Court for the District of Delaware issued a ruling and order affirming the Bankruptcy Court's decision. The indenture trustee has appealed that decision to the US Court of Appeals for the Third Circuit, and that court has consolidated the appeal with the appeal filed by the indenture trustee for the EFIH 10% First Lien Notes described above for the purposes of oral argument and final disposition. Oral argument has been scheduled for September 27, 2016. The EFIH Debtors intend to vigorously defend against this appeal. We cannot predict the outcome of this appeal.

In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption or make-whole premium and post-petition interest at the contract rate under the EFIH PIK Notes. In October 2015, the Bankruptcy Court issued opinions in favor of the EFIH Debtors. One opinion found that no make-whole premium is due with respect to the EFIH PIK Notes. The second opinion found that the EFIH PIK noteholders' allowed claim does not, as a matter of law, include post-petition interest whether at the contract rate or the Federal Judgment Rate. This opinion did find, however, that, in connection with the confirmation of a plan of reorganization, the Bankruptcy Court could, at its discretion, grant post-petition interest as part of the EFIH PIK noteholders' allowed claim under general principals of equity and that such grant could be at the contract rate, the Federal Judgment Rate or any other amount that the Bankruptcy Court determines to be equitable. The EFIH PIK Noteholders have appealed both rulings to the US District Court for the District of Delaware. With respect to the make-whole premium dispute, the parties have agreed to a briefing schedule that will conclude in August 2016. The appeal of the post-petition interest ruling has been stayed by the US District Court for the District of Delaware pending an equitable proceeding suggested by the Bankruptcy Court's second opinion. No briefing schedule has been set for that equitable proceeding. The EFIH Debtors intend to vigorously defend against the appeals and the award of post-petition interest at a rate higher than the Federal Judgment Rate. We cannot predict the outcome of either of these appeals or any equitable proceeding seeking the award of post-petition interest.

In October 2015, EFH Corp. filed a claim objection with the Bankruptcy Court with respect to the EFH Corp. Series P, Q and R Senior Notes (collectively, the EFH Legacy Notes) noteholders' claims for, among other things, make-whole premiums and post-petition interest. If, as of June 30, 2016, a make-whole claim and a post-petition interest claim were allowed, such claims would be $265 million and $87 million, respectively. In October 2015, the indenture trustee for the EFH Legacy Notes filed a response to this claim objection. No argument date has been set by the Bankruptcy Court regarding the EFH Legacy Notes claim objection. EFH Corp. intends to vigorously pursue its claim objection. We cannot predict the outcome of this proceeding.

In October 2015, EFH Corp. filed a claim objection with the Bankruptcy Court with respect to the EFH Corp. 10.875% Senior Notes and 11.25%/12% Senior Toggle Notes (collectively, the EFH LBO Notes) noteholders' claims for, among other things, optional redemption payment and post-petition interest. If, as of June 30, 2016, a redemption claim and a post-petition interest claim were allowed, such claims would be zero and $17 million, respectively. The indenture trustee for the EFH LBO Notes has not yet filed a response to this claim objection. No argument date has been set by the Bankruptcy Court regarding the EFH LBO Notes claim objection. EFH Corp. intends to vigorously pursue its claim objection. We cannot predict the outcome of this proceeding.

In addition, creditors may make additional claims in the Chapter 11 Cases for make-whole or redemption premiums in connection with repayments or settlement of other pre-petition debt. These claims could be material. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of these make-whole or redemption claims.

Adversary Complaint against Texas Transmission — In October 2015, EFH Corp. filed with the Bankruptcy Court an adversary complaint against Texas Transmission seeking a judgment from the Bankruptcy Court regarding the obligations of Texas Transmission under an investor rights agreement to participate in a sale of EFH Corp.'s interests in Oncor. In April 2016, the Bankruptcy Court announced it would approve EFH Corp.'s motion for summary judgment in full and denied Texas Transmission's motion for a determination that the court lacks authority to enter a final judgment or order in the proceeding. In May 2016, the Bankruptcy Court entered an order dismissing the proceeding as no longer relevant as a result of the termination of the merger agreement relating to the proposed sale of EFH Corp.'s ownership in Oncor.

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

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas (GHG) emissions from new, modified and reconstructed units, and existing electricity generation plants. The rule for existing facilities would establish state-specific emissions rate goals to reduce nationwide carbon dioxide emissions related to affected electricity generation units by over 30% from 2012 emission levels by 2030. A number of parties, including Luminant, filed petitions for review in the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) for the rule for new, modified and reconstructed plants. In addition, a number of petitions for review of the rule for existing plants were filed in the D.C. Circuit Court by various parties and groups, including challenges from twenty-seven different states opposed to the rule as well as those from, among others, certain power generating companies, various business groups and some labor unions. Luminant also filed its own petition for review. In January 2016, a coalition of states, industry (including Luminant) and other parties filed applications with the US Supreme Court asking that the court stay the rule while the court reviews the legality of the rule for existing plants. In February 2016, the US Supreme Court stayed the rule pending the conclusion of legal challenges on the rule before the D.C. Circuit Court and until the US Supreme Court disposes of any subsequent petition for review. Oral argument on the merits of the legal challenges to the rule is scheduled for September 2016 before the entire D.C. Circuit Court. While we cannot predict the outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

In August 2015, the EPA proposed model rules and federal plan requirements for states to consider as they develop state plans to comply with the rules for GHG emissions. A federal plan would then be finalized for a state if a state fails to submit a state plan by the deadlines established in the CAA for existing plants or if the EPA disapproves a submitted state plan. We filed comments on the federal plan proposal in January 2016. While we cannot predict the timing or outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

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

The CSAPR became effective January 1, 2015. In July 2015, following a remand of the case from the US Supreme Court to consider further legal challenges, the D.C. Circuit Court unanimously ruled in favor of us and other petitioners, holding that the CSAPR emissions budgets over-controlled Texas and other states. The D.C. Circuit Court remanded those states' budgets to the EPA for prompt reconsideration. While we planned to participate in the EPA's reconsideration process to develop increased budgets that do not over-control Texas, the EPA instead responded to the remand by updating the NOX ozone season budget for the 2008 ozone standard with a new rulemaking without explicitly addressing the issues of over-control of the 1997 standard. Comments on the EPA's proposal were submitted by Luminant in February 2016. In June 2016, the EPA issued a memorandum describing the EPA's proposed approach for responding to the D.C. Circuit Court's remand for reconsideration of the CSAPR SO2 emission budgets for Texas and three other states that had been remanded to the EPA by the D.C. Circuit Court. In the memorandum, the EPA stated that those four states could either voluntarily participate in the CSAPR by submitting a SIP revision adopting the SO2 budgets that had been previously held invalid by the D.C. Circuit Court and the current annual NOx budgets or, if the state chooses not to participate in the CSAPR, the EPA could withdraw the CSAPR FIPs by the fall of 2016 for those states and address any interstate transport and regional haze obligations on a state-by-state basis. While we cannot predict the outcome of future proceedings related to the CSAPR, including the EPA's recent actions concerning the CSAPR annual emissions budgets for affected states and participating in the CSAPR program, based upon our current operating plans we do not believe that the CSAPR will cause any material operational, financial or compliance issues. We are currently evaluating the EPA's recent proposed actions regarding SO2 budgets for Texas.

Regional Haze

The Regional Haze Program of the CAA establishes "as a national goal the prevention of any future, and the remedying of any existing, impairment of visibility in mandatory Class I federal areas, like national parks, which impairment results from man-made pollution." There are two components to the Regional Haze Program. First, states must establish goals for reasonable progress for Class I federal areas within the state and establish long-term strategies to reach those goals and to assist Class I federal areas in neighboring states to achieve reasonable progress set by those states towards a goal of natural visibility by 2064. Second, electricity generation units built between 1962 and 1977 are subject to best available retrofit technology (BART) standards designed to improve visibility. BART reductions of SO2 and NOX are required either on a unit-by-unit basis or are deemed satisfied by state participation in an EPA-approved regional trading program such as the CSAPR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the Clean Air Interstate Rule (CAIR) instead of the EPA's replacement CSAPR program. In August 2012, we filed a petition for review in the Fifth Circuit Court challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of a Federal Implementation Plan (FIP) regarding the regional haze BART program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. Briefing in the D.C. Circuit Court is scheduled to be completed by March 2017.

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

In June 2014, the EPA issued requests for information under Section 114 of the CAA to Luminant and other generators in Texas. After releasing a proposed rule in November 2014 and receiving comments from a number of parties, including Luminant and the State of Texas in April 2015, the EPA released a final rule in January 2016 approving in part and disapproving in part Texas' SIP for Regional Haze and issuing a FIP for Regional Haze. In the rule, the EPA asserts that the Texas SIP does not show reasonable progress in improving visibility for two areas in Texas and that its long-term strategy fails to make emission reductions needed to achieve reasonable progress in improving visibility in the Wichita Mountains of Oklahoma. Unlike the proposed rule and inconsistent with how the EPA has applied Regional Haze rules to other states, the EPA's final rule does not treat Texas's compliance with the CSAPR as satisfying its obligations under the BART portion of the Regional Haze Program. The EPA concluded that it would not be appropriate to finalize that determination at this time given the remand of the CSAPR budgets. In our view, the EPA's proposed FIP for Texas goes beyond the requirements of the CAA and sets emission limits on a unit-by-unit basis for 15 electricity generation units in Texas. The EPA's proposed emission limits assume additional control equipment for specific coal fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven generation units and upgrades to existing scrubbers at seven generation units. Specifically for Luminant, the EPA's emission limitations are based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the FIP (if those limits are possible to attain), along with the existence of low wholesale power prices in ERCOT, would likely challenge the long-term economic viability of those units. Under the terms of the rule, the scrubber upgrades will be required by February 2019, and the new scrubbers will be required by February 2021. In March 2016, Luminant and a number of other parties, including the State of Texas, filed petitions for review in the US Fifth Circuit Court challenging the FIP on Texas. Luminant and other parties also filed motions to stay the FIP while the court reviews the legality of the EPA's action. In July 2016, the Fifth Circuit Court denied the EPA's motion to dismiss our challenge to the FIP and denied the EPA's motion to transfer the challenges Luminant, the other industry petitioners and the State of Texas filed to the D.C. Circuit Court. In addition, the Fifth Circuit Court granted the motions to stay filed by Luminant, the other industry petitioners and the State of Texas pending final review of the petitions for review. While we cannot predict the outcome of the rulemaking and legal proceedings, the result may have a material impact on our results of operations, liquidity or financial condition.

State Implementation Plan (SIP)

In February 2013, in response to a petition for rulemaking filed by the Sierra Club, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. In 2014, as a result of a D.C. Circuit Court decision striking down an affirmative defense in another EPA rule, the EPA revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. In May 2015, the EPA finalized the proposal. In June 2015, we filed a petition for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. The State of Texas and other parties have also filed similar petitions in the Fifth Circuit Court. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court. Briefing in the D.C. Circuit Court on the challenges is scheduled to be completed by the end of September 2016. We cannot predict the timing or outcome of this proceeding.

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

Equity

The following table presents the changes to equity for the six months ended June 30, 2016:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2015	$2	$7,968	$(32,905)	$(126)	$(25,061)
Net loss	—	—	(579)	—	(579)
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(3)	(3)
Net effects of cash flow hedges	—	—	—	1	1
Net effects related to Oncor	—	—	—	1	1
Balance at June 30, 2016	$2	$7,968	$(33,484)	$(127)	$(25,641)
________________

(a)	Authorized shares totaled 2,000,000,000 at June 30, 2016. Outstanding shares totaled 1,669,861,379 at both June 30, 2016 and December 31, 2015.

The following table presents the changes to equity for the six months ended June 30, 2015:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2014	$2	$7,968	$(27,563)	$(130)	$(19,723)
Net loss	—	—	(1,739)	—	(1,739)
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(2)	(2)
Net effects of cash flow hedges	—	—	—	1	1
Net effects related to Oncor	—	—	—	1	1
Balance at June 30, 2015	$2	$7,968	$(29,302)	$(130)	$(21,462)
________________

(a)	Authorized shares totaled 2,000,000,000 at June 30, 2015. Outstanding shares totaled 1,669,861,379 at both June 30, 2015 and December 31, 2014.

Accumulated Other Comprehensive Loss

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2016. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 15)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(50)	$(76)	$(126)
Amounts reclassified from accumulated other comprehensive loss and reported in:
Operating costs	—	(2)	(2)
Depreciation and amortization	1	—	1
Selling, general and administrative expenses	—	(3)	(3)
Income tax benefit	—	2	2
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	—	1
Total amount reclassified from accumulated other comprehensive loss during the period	2	(3)	(1)
Balance at June 30, 2016	$(48)	$(79)	$(127)

The following table presents the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2015. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 15)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(53)	$(77)	$(130)
Amounts reclassified from accumulated other comprehensive loss and reported in:
Operating costs	—	(1)	(1)
Depreciation and amortization	1	—	1
Selling, general and administrative expenses	—	(2)	(2)
Income tax benefit	—	1	1
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	—	1
Total amount reclassified from accumulated other comprehensive loss during the period	2	(2)	—
Balance at June 30, 2015	$(51)	$(79)	$(130)

14.	FAIR VALUE MEASUREMENTS

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

Probable loss from default by either us or our counterparties is considered in determining the fair value of derivative assets and liabilities. These non-performance risk adjustments take into consideration credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 15 for additional information regarding credit risk associated with our derivatives). We utilize credit ratings and default rate factors in calculating these fair value measurement adjustments.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

June 30, 2016
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$239	$50	$74	$15	$378
Nuclear decommissioning trust – equity securities (c)	396	—	—	—	396
Nuclear decommissioning trust – debt securities (c)	—	342	—	—	342
Sub-total	$635	$392	$74	$15	1,116
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					228
Total assets					$1,344
Liabilities:
Commodity contracts	$168	$120	$83	$15	$386
Total liabilities	$168	$120	$83	$15	$386

December 31, 2015
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$385	$41	$49	$—	$475
Nuclear decommissioning trust – equity securities (c)	380	219	—	—	599
Nuclear decommissioning trust – debt securities (c)	—	319	—	—	319
Total assets	$765	$579	$49	$—	$1,393
Liabilities:
Commodity contracts	$128	$64	$12	$—	$204
Total liabilities	$128	$64	$12	$—	$204
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in the condensed consolidated balance sheets. See Note 18.

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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2016 and December 31, 2015:

June 30, 2016
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$3	$(33)	$(30)	Valuation Model	Hourly price curve shape (d)	$0 to $35/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (e)	$30 to $60/ MWh
Electricity spread options	32	(45)	(13)	Option Pricing Model	Gas to power correlation (f)	50% to 100%
					Power volatility (g)	10% to 45%
Electricity congestion revenue rights	34	(4)	30	Market Approach (h)	Illiquid price differences between settlement points (i)	$0 to $10/MWh
Other (j)	5	(1)	4
Total	$74	$(83)	$(9)

December 31, 2015
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$1	$(1)	$—	Valuation Model	Illiquid pricing locations (c)	$15 to $35/ MWh
					Hourly price curve shape (d)	$15 to $45/ MWh
Electricity spread options	2	(7)	(5)	Option Pricing Model	Gas to power correlation (f)	35% to 80%
					Power volatility (g)	10% to 35%
Electricity congestion revenue rights	39	(4)	35	Market Approach (h)	Illiquid price differences between settlement points (i)	$0 to $10/MWh
Other (j)	7	—	7
Total	$49	$(12)	$37
____________

(a)
Electricity purchase and sales contracts include power and heat rate hedging positions in the ERCOT regions. Electricity spread options contracts consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT.

(b)	The range of the inputs may be influenced by factors such as time of day, delivery period, season and location.

(c)	Based on the historical range of forward average monthly ERCOT hub and load zone prices.

(d)	Based on the historical range of forward average hourly ERCOT North Hub prices.

(e)	Based on historical forward ERCOT power price and heat rate variability.

(f)	Estimate of the historical range based on forward natural gas and on-peak power prices for the ERCOT hubs most relevant to our spread options.

(g)	Based on historical forward price changes.

(h)	While we use the market approach, there is insufficient market data to consider the valuation liquid.

(i)	Based on the historical price differences between settlement points within the ERCOT hubs and load zones.

(j)	Other includes contracts for ancillary services, natural gas, power options, coal and coal options.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2016 and 2015. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2016 and 2015. During the three months ended June 30, 2016, in conjunction with the Lamar and Forney Acquisition, we assumed certain electricity spread options that are classified in Level 3 of the fair value hierarchy.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net asset balance at beginning of period	$25	$60	$37	$35
Total unrealized valuation gains (losses)	1	(2)	(4)	14
Purchases, issuances and settlements (a):
Purchases	12	13	26	32
Issuances	(4)	(2)	(16)	(5)
Settlements	(17)	(17)	(27)	(25)
Transfers into Level 3 (b)	1	—	1	—
Transfers out of Level 3 (b)	—	(8)	1	(7)
Net liabilities assumed in the Lamar and Forney Acquisition (Note 3)	(27)	—	(27)	—
Net change (c)	(34)	(16)	(46)	9
Net asset (liability) balance at end of period	$(9)	$44	$(9)	$44
Unrealized valuation gains (losses) relating to instruments held at end of period	$(5)	$1	$(8)	$9
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts (excluding net liabilities assumed in the Lamar and Forney Acquisition) are reported in the condensed statements of consolidated loss in net gain (loss) from commodity hedging and trading activities. Activity excludes changes in fair value in the month the positions settled as well as amounts related to positions entered into and settled in the same quarter.

15.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price risk. See Note 14 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity — TCEH has natural gas hedging positions designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales from our lignite/coal and nuclear fueled generation. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. TCEH also enters into derivatives, including electricity, natural gas, fuel oil, uranium, emission and coal instruments, generally for short-term hedging purposes. Consistent with existing Bankruptcy Court orders, to a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets. Unrealized gains and losses arising from changes in the fair value of hedging and trading instruments as well as realized gains and losses upon settlement of the instruments are reported in the condensed statements of consolidated loss in net gain (loss) from commodity hedging and trading activities.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. All amounts relate to commodity contracts.

	June 30, 2016			December 31, 2015
	Derivative Assets	Derivative Liabilities	Total	Derivative Assets	Derivative Liabilities	Total
Current assets	$355	$8	$363	$465	$—	$465
Noncurrent assets	15	—	15	10	—	10
Current liabilities	—	(315)	(315)	—	(203)	(203)
Noncurrent liabilities	(7)	(64)	(71)	—	(1)	(1)
Net assets (liabilities)	$363	$(371)	$(8)	$475	$(204)	$271

At June 30, 2016 and December 31, 2015, there were no derivative positions accounted for as cash flow or fair value hedges.

The pretax effect of derivatives on net income (loss), including realized and unrealized effects, totaled $100 million in net losses and $26 million in net gains in the three months ended June 30, 2016 and 2015, respectively, and $45 million in net losses and $151 million in net gains in the six months ended June 30, 2016 and 2015, respectively, all of which related to commodity contracts reported in net gain (loss) from commodity hedging and trading activities in the condensed statements of consolidated loss. Amounts represent changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three and six months ended June 30, 2016 and 2015. There were no amounts recognized in OCI for the three and six months ended June 30, 2016 and 2015.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedges) at June 30, 2016 and December 31, 2015 totaled $33 million and $34 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at June 30, 2016 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other general corporate purposes or, if there are restrictions on the use of cash, amounts are deposited in a separate restricted cash account. At June 30, 2016 and December 31, 2015, essentially all margin deposits held were unrestricted.

We maintain standardized master netting agreements with certain counterparties that allow for the netting of positive and negative exposures. These agreements contain credit enhancements that allow for the right to offset assets and liabilities and collateral received in order to reduce credit exposure between us and the counterparty. These agreements contain specific language related to margin requirements, monthly settlement netting, cross-commodity netting and early termination netting, which is negotiated with the contract counterparty.

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

June 30, 2016
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$378	$(249)	$(32)	$97
Derivative liabilities:
Commodity contracts	(386)	249	—	(137)
Net amounts	$(8)	$—	$(32)	$(40)

December 31, 2015
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$475	$(145)	$(147)	$183
Derivative liabilities:
Commodity contracts	(204)	145	6	(53)
Net amounts	$271	$—	$(141)	$130
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	1,773	1,489	Million MMBtu
Electricity	95,732	58,022	GWh
Congestion Revenue Rights (b)	121,748	106,260	GWh
Coal	5	10	Million US tons
Fuel oil	21	35	Million gallons
Uranium	375	75	Thousand pounds
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

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

At June 30, 2016 and December 31, 2015, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $121 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with counterparties totaling $43 million and $31 million at June 30, 2016 and December 31, 2015, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross-default provisions, the remaining liquidity requirements would be immaterial at both June 30, 2016 and December 31, 2015.

In addition, certain derivative agreements include cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At June 30, 2016 and December 31, 2015, the fair value of derivative liabilities subject to such cross-default provisions totaled $42 million and $1 million, respectively. At both June 30, 2016 and December 31, 2015, no cash collateral or letters of credit were posted with these counterparties, and there was no liquidity exposure associated with these liabilities.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $163 million and $59 million at June 30, 2016 and December 31, 2015, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2016, total credit risk exposure to all counterparties related to derivative contracts totaled $474 million (including associated accounts receivable). The net exposure to those counterparties totaled $132 million at June 30, 2016 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $46 million. At June 30, 2016, the credit risk exposure to the banking and financial sector represented 74% of the total credit risk exposure and 49% of the net exposure.

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

•
Previously, we accrued a management fee payable to the Sponsor Group under the terms of a management agreement. Related amounts expensed and reported as SG&A expense totaled $10 million and $20 million for the three and six months ended June 30, 2015, respectively. No payments were made in the three and six months ended June 30, 2016 and 2015. We had previously paid these fees on a quarterly basis; however, beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to TCEH and EFIH. Fees accrued as of the Petition Date were reclassified to LSTC, and fees accrued after the Petition Date were reported in other noncurrent liabilities and deferred credits. Pursuant to the Settlement Agreement approved by the Bankruptcy Court in December 2015, the Sponsor Group has agreed to forego any and all claims under the management agreement in exchange for releases of alleged liabilities against the Debtors.

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

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $216 million and $224 million for the three months ended June 30, 2016 and 2015, respectively, and $436 million and $460 million for the six months ended June 30, 2016 and 2015, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 reflect amounts due currently to Oncor totaling $124 million and $118 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a Federal and State Income Tax Allocation Agreement.

•
A subsidiary of EFH Corp. bills Oncor for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense by less than $1 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $10 million for the six months ended June 30, 2016 and 2015, respectively.

•
A subsidiary of EFH Corp. bills TCEH subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges totaled $46 million and $47 million for the three months ended June 30, 2016 and 2015, respectively, and $106 million and $98 million for the six months ended June 30, 2016 and 2015, respectively.

•
For the three months ended March 31, 2016, TCEH settled a $2 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in December 2015. For the three months ended March 31, 2015, TCEH settled a $15 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in 2014. For the three months ended June 30, 2015, TCEH purchased and settled $12 million of additional assets. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our condensed consolidated balance sheets, will ultimately be sufficient to fund the future decommissioning liability, reported in noncurrent liabilities in our condensed consolidated balance sheets. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2016 and 2015 and $8 million for both the six months ended June 30, 2016 and 2015. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At June 30, 2016 and December 31, 2015, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $443 million and $409 million, respectively, and is reported in noncurrent liabilities.

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

At June 30, 2016, our net current amount payable to Oncor Holdings related to federal and state income taxes (reported in net payables due to unconsolidated subsidiary) totaled $79 million, $84 million of which related to Oncor. The $84 million net payable to Oncor included a $95 million federal income tax payable and an $11 million state margin tax receivable. Additionally, at June 30, 2016, we had a noncurrent tax payable to Oncor of $65 million recorded in other noncurrent liabilities and deferred credits and a noncurrent tax receivable from Oncor Holdings of $2 million recorded in other noncurrent assets. At December 31, 2015, our net current amount payable to Oncor Holdings related to federal and state income taxes totaled $87 million, $89 million of which related to Oncor. The $89 million net payable to Oncor included a $109 million federal income tax payable offset by a $20 million state margin tax receivable. Additionally, at December 31, 2015, we had a noncurrent tax payable to Oncor of $65 million recorded in other noncurrent liabilities and deferred credits and a noncurrent tax receivable from Oncor Holdings of $2 million recorded in other noncurrent assets.

For the six months ended June 30, 2016, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $10 million and $18 million, respectively. For the six months ended June 30, 2015, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $12 million and $22 million, respectively.

•
Oncor collected transition surcharges from its customers to recover the payment obligations related to its securitization (transition) bonds issued to recover generation-related regulatory assets. As of June 30, 2016, Oncor had over-collected transition charges of approximately $2 million that is expected to be refunded to TCEH upon PUCT approval.

•
Oncor had requirements in place to assure adequate creditworthiness to support TCEH's obligation to collect securitization bond-related (transition) charges on its behalf. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH was required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2015, TCEH had posted letters of credit and/or cash in the amount of $6 million for the benefit of Oncor. In May 2016, the last series of Oncor's securitization bonds matured and the letters of credit were released.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues (all Competitive Electric)	$1,233	$1,256	$2,283	$2,527
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of noncontrolling interests of $22, $20, $38 and $39)	$85	$75	$147	$151
Net income (loss):
Competitive Electric	$(500)	$(214)	$(843)	$(1,551)
Regulated Delivery	85	75	147	151
Corporate and Other	85	(73)	117	(339)
Consolidated net loss	$(330)	$(212)	$(579)	$(1,739)

18.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other income:
Office space rental income (a)	$3	$3	$6	$6
Insurance settlement (b)	9	—	9	—
Sale of land (b)	—	6	—	6
All other	4	3	6	7
Total other income	$16	$12	$21	$19
Other deductions:
Write-off of generation equipment (b)	$21	$—	$41	$—
Impairment of favorable purchase contracts (Note 5) (b)	—	—	—	8
Impairment of emission allowances (Note 5) (b)	—	—	—	51
All other	6	2	7	2
Total other deductions	$27	$2	$48	$61
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

Restricted Cash

	June 30, 2016		December 31, 2015
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's DIP Facility (Note 10)	$528	$—	$519	$—
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 11)	—	507	—	507
Other	5	—	5	—
Total restricted cash	$533	$507	$524	$507

Trade Accounts Receivable

	June 30, 2016	December 31, 2015
Wholesale and retail trade accounts receivable	$665	$542
Allowance for uncollectible accounts	(7)	(9)
Trade accounts receivable — net	$658	$533

Gross trade accounts receivable at June 30, 2016 and December 31, 2015 included unbilled revenues of $263 million and $231 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2016	2015
Allowance for uncollectible accounts receivable at beginning of period	$9	$15
Increase for bad debt expense	10	16
Decrease for account write-offs	(12)	(19)
Allowance for uncollectible accounts receivable at end of period	$7	$12

Inventories by Major Category

	June 30, 2016	December 31, 2015
Materials and supplies	$232	$226
Fuel stock	162	170
Natural gas in storage	26	32
Total inventories	$420	$428

Other Investments

	June 30, 2016	December 31, 2015
Nuclear plant decommissioning trust	$966	$918
Land	36	36
Miscellaneous other	30	30
Total other investments	$1,032	$984

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

	June 30, 2016
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$320	$23	$(1)	$342
Equity securities (c)	302	330	(8)	624
Total	$622	$353	$(9)	$966

	December 31, 2015
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$310	$11	$(2)	$319
Equity securities (c)	291	315	(7)	599
Total	$601	$326	$(9)	$918
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.57% and 3.68% at June 30, 2016 and December 31, 2015, respectively, and an average maturity of 8 years at both June 30, 2016 and December 31, 2015.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2016 mature as follows: $133 million in one to five years, $69 million in five to ten years and $140 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized gains	$(1)	$1	$—	$1
Realized losses	$1	$—	$—	$(1)
Proceeds from sales of securities	$88	$50	$155	$73
Investments in securities	$(92)	$(54)	$(163)	$(81)

Property, Plant and Equipment

At June 30, 2016 and December 31, 2015, property, plant and equipment of $10.537 billion and $9.430 billion, respectively, is stated net of accumulated depreciation and amortization of $4.456 billion and $4.151 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the six months ended June 30, 2016:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2015	$508	$215	$107	$830
Additions:
Accretion	15	11	3	29
Incremental reclamation costs	—	14	12	26
Reductions:
Payments	—	(27)	—	(27)
Liability at June 30, 2016	523	213	122	858
Less amounts due currently	—	(55)	(1)	(56)
Noncurrent liability at June 30, 2016	$523	$158	$121	$802

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2016	December 31, 2015
Uncertain tax positions, including accrued interest	$39	$40
Retirement plan and other employee benefits	171	169
Asset retirement and mining reclamation obligations	802	764
Unfavorable purchase and sales contracts	531	543
Nuclear decommissioning fund excess over asset retirement obligation (Note 16)	443	409
Other	106	107
Total other noncurrent liabilities and deferred credits	$2,092	$2,032

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended June 30, 2016 and 2015 and $12 million for both the six months ended June 30, 2016 and 2015. See Note 5 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2016	$24
2017	$24
2018	$24
2019	$24
2020	$24

Fair Value of Debt

	June 30, 2016		December 31, 2015
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 10)	$7,940	$7,906	$6,825	$6,804
Long-term debt not subject to compromise, excluding capital lease obligations (Note 10)	$82	$78	$90	$89

We determine fair value in accordance with accounting standards as discussed in Note 14, and at June 30, 2016, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg. The fair value estimates of our pre-petition notes, loans and other debt reported as liabilities subject to compromise have been excluded from the table above. As a result of our ongoing Chapter 11 Cases, obtaining the fair value estimates of our pre-petition debt subject to compromise is impractical, and the fair values will ultimately be decided through the Chapter 11 Cases.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Cash payments related to:
Interest paid (a)	$800	$1,052
Capitalized interest	(6)	(6)
Interest paid (net of capitalized interest) (a)	$794	$1,046
Income taxes	$34	$46
Reorganization items (b)	$130	$155
Noncash investing and financing activities:
Construction expenditures (c)	$66	$59
____________

(a)	This amount includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services, including amounts paid on behalf of third parties pursuant to contractual obligations approved by the Bankruptcy Court.

(c)	Represents end-of-period accruals for ongoing construction projects.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

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

Lamar and Forney Acquisition — In April 2016, Luminant purchased all of the membership interests in La Frontera Holdings, LLC, the indirect owner of two natural gas fueled generation facilities representing nearly 3,000 MW of capacity located in ERCOT, from a subsidiary of NextEra Energy, Inc. The facility in Forney, Texas has a capacity of 1,912 MW and the facility in Paris, Texas has a capacity of 1,076 MW. The aggregate purchase price was approximately $1.313 billion, which included the repayment of approximately $950 million of existing project financing indebtedness, plus approximately $240 million for cash and net working capital subject to final settlement. The purchase price was funded by cash-on-hand and additional borrowings under the TCEH DIP Facility totaling $1.1 billion. After completing the acquisition, we repaid approximately $230 million of borrowings under the TCEH DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. See Note 3 to the Financial Statements for further discussion of the acquisition.

TCEH Debt Commitment Letter — TCEH has executed a debt commitment letter (the Debt Commitment Letter), dated May 31, 2016, with Deutsche Bank AG New York Branch (DBNY) and Deutsche Bank Securities Inc. (DBSI and, together with DBNY, DB), Barclays Bank PLC (Barclays), Citigroup Global Markets Inc., Citibank N.A., Citicorp USA, Inc., Citicorp North America, Inc. (and any of its affiliates it deems appropriate, Citi), Credit Suisse AG (acting through such of its affiliates and branches it deems appropriate, CS) and Credit Suisse Securities (USA) LLC (acting through such of its affiliates and branches it deems appropriate, CS Securities and together with CS and their respective affiliates, Credit Suisse), Royal Bank of Canada (Royal Bank) and RBC Capital Markets (RBCCM and, together with Royal Bank, RBC), UBS AG, Stamford Branch (UBS Stamford) and UBS Securities LLC (UBSS and, together with UBS Stamford, UBS), and Natixis, New York Branch (Natixis NY and, together with DB, Barclays, Citi, Credit Suisse, RBC and UBS, the Commitment Parties), pursuant to which, subject to the conditions set forth therein, the Commitment Parties committed to provide secured financing consisting of either (1) a senior secured first lien credit facility in an aggregate principal amount of $750 million (the Senior Revolving Credit Facility), a senior secured term loan facility in an aggregate principal amount of $2.85 billion (the Senior Term Loan B Facility) and a senior secured term loan facility in an aggregate principal amount of $650 million (the Senior Term Loan C Facility, and together with the Senior Revolving Credit Facility and Senior Term Loan B Facility, the Senior Facilities), or (2) a senior secured superpriority debtor-in-possession and exit credit agreement consisting of a superpriority senior secured first lien revolving credit facility in an aggregate principal amount of $750 million (the DIP Roll Revolving Credit Facility), a superpriority senior secured term loan facility in an aggregate principal amount of $2.85 billion (the DIP Roll Term Loan B Facility), and a superpriority senior secured term loan facility in an aggregate principal amount of $650 million (the DIP Roll Term Loan C Facility, and together with the DIP Roll Revolving Credit Facility and the DIP Roll Term Loan B Facility, the DIP Roll Facilities), which DIP Roll Facilities will, subject to the conditions set forth in the Debt Commitment Letter, convert to longer term facilities on the Conversion Date (as defined in the Debt Commitment Letter). There can be no assurances that such conditions will be satisfied or waived (if applicable).

The commitments of the Commitment Parties to provide the Senior Facilities or the DIP Roll Facilities, as applicable, are subject to certain conditions set forth in the Debt Commitment Letter. There can be no assurances that such conditions will be satisfied or waived (if applicable).

Extension of EFIH DIP Facility — In January 2016, the EFIH Debtors paid a $14 million extension fee and extended the maturity date of the EFIH DIP Facility to the earlier of (a) December 2016 or (b) the effective date of any reorganization plan of EFIH. The terms of the facility were otherwise unchanged by the extension. We expect to extend or refinance the EFIH DIP Facility before its maturity in December 2016; however, we cannot predict whether any such extension or refinancing would be successful or on favorable terms. See Note 10 to the Financial Statements for discussion of the DIP Facilities.

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at June 30, 2016 we had effectively hedged an estimated 94% and 72%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for the remainder of 2016 and 2017 (assuming an 8.5 market heat rate), as compared to 94% and 18%, respectively, at December 31, 2015.

Commodity Price Sensitivities — The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at June 30, 2016, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2016	2017
$1.00/MMBtu change in natural gas price (a)(b)	$ ~12	$ ~115
0.1/MMBtu/MWh change in market heat rate (c)	$ ~1	$ ~10
___________

(a)	Balance of 2016 is from August 1, 2016 through December 31, 2016.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at June 30, 2016.

Environmental Matters — See Note 12 to Financial Statements for a discussion of greenhouse gas emissions, the CSAPR, regional haze, state-implementation plan and other recent EPA actions as well as related litigation.

Oncor 2008 Rate Review Filing (PUCT Docket No. 35717) — Oncor filed a petition for review with the Texas Supreme Court in February 2015 regarding previous opinions issued by the Texas Third Court of Appeals (Austin Court of Appeals) related to Oncor's June 2008 rate review filing. The issues in the appeal pertain to the Austin Court of Appeals affirming the PUCT's disallowance of certain franchise fees, affirming the PUCT's decision that the Texas Public Utility Regulatory Act (PURA) no longer requires imposition of a rate discount for state colleges and universities and remanding to the PUCT the calculation of the consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments. The Texas Supreme Court granted the petition for review, and the date for oral arguments has been set for September 2016. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $135 million loss (after-tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Net loss before income taxes and equity in earnings of unconsolidated subsidiaries by segment for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Competitive Electric segment	$(501)	$(321)	$(180)	$(837)	$(1,950)	$1,113
Corporate and Other	(85)	(103)	18	(187)	(477)	290
Net loss before income taxes and equity in earnings of unconsolidated subsidiaries	(586)	(424)	(162)	(1,024)	(2,427)	1,403
Income tax benefit	171	137	34	298	537	(239)
Equity in earnings of unconsolidated subsidiaries (net of tax) (Regulated Delivery segment)	85	75	10	147	151	(4)
Net loss	$(330)	$(212)	$(118)	$(579)	$(1,739)	$1,160

Consolidated net loss before income taxes and equity in earnings of unconsolidated subsidiaries for EFH Corp. increased by $162 million to $586 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase primarily reflected net losses in commodity hedging and trading activities, lower operating revenues and an increase in operating costs, partially offset by lower depreciation and amortization expenses.

Consolidated net loss before income taxes and equity in earnings of unconsolidated subsidiaries for EFH Corp. decreased by $1.403 billion to $1.024 billion in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease primarily reflected a $700 million noncash impairment of goodwill in 2015, $676 million in noncash impairments of certain long-lived assets in 2015 and a $191 million decrease in interest expense reflecting the payment of post-petition interest related to the EFIH Second Lien Notes in 2015.

See Competitive Electric Segment – Financial Results below for a discussion of significant variances in financial results for the three and six months ended June 30, 2016 when compared to the three and six months ended June 30, 2015. See Note 18 to the Financial Statements for details of other income and deductions. See Note 8 to the Financial Statements for details of interest expense and related charges. See Note 9 to the Financial Statements for details of reorganization items. See Note 6 to the Financial Statements for reconciliation of comparable effective tax rates to the US federal statutory rate.

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

Competitive Electric Segment
Revenue, Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Operating revenues:
Retail electricity revenues:
Residential	$628	$674	(6.8)%	$1,181	$1,365	(13.5)%
Business markets	350	377	(7.2)%	674	739	(8.8)%
Total retail electricity revenues	978	1,051	(6.9)%	1,855	2,104	(11.8)%
Wholesale electricity revenues (a)(b)	204	152	34.2%	323	300	7.7%
Other operating revenues	51	53	(3.8)%	105	123	(14.6)%
Total operating revenues	$1,233	$1,256	(1.8)%	$2,283	$2,527	(9.7)%

Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	5,033	4,990	0.9%	9,261	10,098	(8.3)%
Business markets	4,748	4,798	(1.0)%	8,969	9,162	(2.1)%
Total retail electricity	9,781	9,788	(0.1)%	18,230	19,260	(5.3)%
Wholesale electricity sales volumes (b)	8,049	5,256	53.1%	13,504	10,625	27.1%
Total sales volumes	17,830	15,044	18.5%	31,734	29,885	6.2%

Weather (North Texas average) – percent of normal (c):
Cooling degree days	95.0%	86.1%	10.3%	96.1%	87.1%	10.3%
Heating degree days	87.9%	95.8%	(8.2)%	81.9%	118.9%	(31.1)%

Retail customer counts:
Retail electricity customers (end of period, in thousands) (d):
Residential				1,483	1,495	(0.8)%
Business markets				196	204	(3.9)%
Total retail electricity customers				1,679	1,699	(1.2)%
____________

(a)
Upon settlement, physical derivative commodity contracts that we mark-to-market in net income, such as certain electricity sales and purchase agreements and coal purchase contracts, wholesale electricity revenues and fuel and purchased power costs, are reported at approximated market prices, as required by accounting rules, rather than contract price. The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.

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

(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$26	$39	(33.3)%	$61	$78	(21.8)%
Fuel for lignite/coal facilities	171	184	(7.1)%	312	324	(3.7)%
Total nuclear and lignite/coal facilities (a)	197	223	(11.7)%	373	402	(7.2)%
Fuel for natural gas facilities and purchased power costs (a)	112	60	86.7%	159	122	30.3%
Other costs	32	36	(11.1)%	68	78	(12.8)%
Fuel and purchased power costs	341	319	6.9%	600	602	(0.3)%
Delivery fees	313	327	(4.3)%	608	657	(7.5)%
Total	$654	$646	1.2%	$1,208	$1,259	(4.1)%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$6.07	$7.47	(18.7)%	$6.29	$7.36	(14.5)%
Lignite/coal facilities (b)	$20.61	$27.85	(26.0)%	$20.54	$24.26	(15.3)%
Natural gas facilities and purchased power (c)	$22.92	$50.34	(54.5)%	$26.53	$47.96	(44.7)%

Delivery fees per MWh	$31.88	$33.21	(4.0)%	$33.19	$33.95	(2.2)%

Production and purchased power volumes (GWh):
Nuclear facilities	4,373	5,239	(16.5)%	9,695	10,521	(7.9)%
Lignite/coal facilities (d)	9,253	9,259	(0.1)%	17,235	18,057	(4.6)%
Total nuclear and lignite/coal facilities	13,626	14,498	(6.0)%	26,930	28,578	(5.8)%
Natural gas facilities (e)	4,059	81	—%	4,086	141	—%
Purchased power (f)	145	465	(68.8)%	718	1,166	(38.4)%
Total energy supply volumes	17,830	15,044	18.5%	31,734	29,885	6.2%

Capacity factors:
Nuclear facilities	87.1%	104.3%	(16.5)%	96.5%	105.3%	(8.4)%
Lignite/coal facilities (d)	52.8%	52.9%	(0.2)%	49.2%	51.9%	(5.2)%
Total	60.5%	64.3%	(5.9)%	59.8%	63.8%	(6.3)%
____________

(a)	See note (a) to the Revenue, Sales Volume and Customer Count Data table on previous page.

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

(d)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 5,310 GWh and 4,930 GWh for the three months ended June 30, 2016 and 2015, respectively and 12,030 GWh and 12,090 GWh for the six months ended June 30, 2016 and 2015, respectively.

(e)	The percent changes between the periods presented have been excluded because they are not meaningful.

(f)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment — Financial Results — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The overall $180 million increase in loss before income taxes primarily reflected net losses in commodity hedging and trading activities, lower operating revenues and an increase in operating costs, partially offset by lower depreciation and amortization expenses.

Operating revenues decreased $23 million driven by decreases in retail electricity revenues, partially offset by an increase in wholesale electricity revenues. Retail electricity revenues decreased $73 million driven by a 7% overall average price decline in residential and business markets. Wholesale electricity revenues increased $52 million due to a 2,793 GWh increase in volumes driven by the Lamar and Forney Acquisition in April 2016.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities. Results are primarily related to natural gas and power hedging activity.

	Three Months Ended June 30,
Net gain (loss) from commodity hedging and trading activities	2016	2015	Change
Realized net gains	$95	$49	$46
Unrealized net losses	(213)	(29)	(184)
Total	$(118)	$20	$(138)

Decreases in operating revenues were offset by a $46 million increase in realized gains during 2016 which reflected higher settled gains due to declining market prices. These gains were primarily related to natural gas positions.

The $184 million increase in unrealized net losses reflected a larger reversal of previously recorded unrealized net gains on settled positions in 2016 and higher unrealized net losses recorded in 2016 due to an increase in forward natural gas and power prices on hedge positions.

The $38 million increase in operating costs reflected higher nuclear maintenance costs due to a spring nuclear outage in 2016 as compared to a fall outage in 2015 and incremental maintenance costs associated with the Lamar and Forney Acquisition.

Depreciation and amortization expenses decreased $55 million, driven by the effect of noncash impairments of certain long-lived assets recorded in 2015, partially offset by incremental depreciation associated with the Lamar and Forney Acquisition.

For the three months ended June 30, 2016, results include $16 million of severance expense, primarily reported in fuel, purchased power and delivery fees and operating costs, associated with certain actions taken to reduce costs related to our mining and lignite/coal generation operations.

Competitive Electric Segment — Financial Results — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The overall $1.113 billion decrease in loss before income taxes primarily reflected the noncash impairment of goodwill and the noncash impairments of certain long-lived assets in 2015, partially offset by lower operating revenues. In 2015, a noncash impairment of goodwill totaling $700 million and noncash impairments of certain long-lived assets totaling $676 million were recorded as discussed in Notes 5 and 7 to the Financial Statements.

Operating revenues decreased $244 million driven by decreases in retail electricity revenues. Retail electricity revenues decreased $249 million in 2016 due to a 7% overall average price decline in residential and business markets and a 5% reduction in retail electricity volumes reflecting the effect of milder weather. Wholesale electricity revenues increased $23 million due to a 2,879 GWh increase in volumes driven by the Lamar and Forney Acquisition in April 2016, partially offset by lower average wholesale electricity prices.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities. Results are primarily related to natural gas and power hedging activity.

	Six Months Ended June 30,
Net gain (loss) from commodity hedging and trading activities	2016	2015	Change
Realized net gains (losses)	$200	$51	$149
Unrealized net gains (losses)	(253)	72	(325)
Total	$(53)	$123	$(176)

Decreases in operating revenues were partially offset by a $149 million increase in realized net gains during 2016 which reflected settled gains due to declining market prices. These gains were primarily related to natural gas positions.

The $325 million decrease in net unrealized gains reflected a larger reversal of previously recorded unrealized net gains on settled positions in 2016 and higher unrealized net losses recorded in 2016 due to an increase in forward natural gas and power prices on hedge positions.

The $51 million decrease in fuel, purchased power costs and delivery fees in 2016 was driven by a $49 million decrease in delivery fees and $29 million in lower nuclear and lignite/coal facilities fuel costs, partially offset by a $37 million increase in fuel costs for natural gas facilities, which reflected the Lamar and Forney Acquisition.

The $64 million increase in operating costs reflected higher nuclear maintenance costs due to a spring nuclear outage in 2016 compared to a fall outage in 2015 and incremental maintenance costs associated with the Lamar and Forney Acquisition.

Depreciation and amortization expenses decreased $132 million, driven by the effect of noncash impairments of certain long-lived assets recorded in 2015, partially offset by incremental expense associated with the Lamar and Forney Acquisition.

For the six months ended June 30, 2016, results include $25 million of severance expense, primarily reported in fuel, purchased power and delivery fees and operating costs, associated with certain actions taken to reduce costs related to our mining and lignite/coal generation operations.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2016 and 2015. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $253 million in unrealized net losses in 2016 and $72 million in unrealized net gains in 2015 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2016	2015
Commodity contract net asset at beginning of period	$271	$180
Settlements/termination of positions (a)	(208)	(79)
Changes in fair value of positions in the portfolio (b)	(45)	151
Other activity (c)	(26)	(11)
Commodity contract net asset (liability) at end of period	$(8)	$241
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

(c)
These amounts do not represent unrealized gains or losses. Includes fair value of acquired commodity contracts as of the date of the Lamar and Forney Acquisition (see Note 3 to the Financial Statements). Also includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at June 30, 2016, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at June 30, 2016
Source of fair value	Less than 1 year	1-3 years	4-5 years	Total
Prices actively quoted	$80	$(10)	$1	$71
Prices provided by other external sources	(52)	(18)	—	(70)
Prices based on models	29	(16)	(22)	(9)
Total	$57	$(44)	$(21)	$(8)

Regulated Delivery Segment — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) increased $10 million to $85 million in 2016. The increase in equity earnings of Oncor primarily reflected higher distribution base revenues driven by warmer weather conditions and higher transmission base revenues due to increased investment, partially offset by higher income taxes. See Note 4 to the Financial Statements.

Regulated Delivery Segment — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $4 million to $147 million in 2016. The decrease in equity earnings of Oncor primarily reflected lower distribution base revenues and higher depreciation and amortization expense, partially offset by higher transmission base revenues. See Note 4 to the Financial Statements.

Corporate and Other Activity — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net loss before income taxes and equity in earnings of unconsolidated subsidiaries from Corporate and Other activities decreased $18 million in 2016 to $85 million. The change primarily reflects:

•	a $9 million decrease in SG&A expenses primarily due to Sponsor Group management fees accrued in 2015 (see Note 16 to the Financial Statements), and

•	a $6 million decrease in the Corporate and Other portion of reorganization items in 2016.

Corporate and Other Activity — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net loss before income taxes and equity in earnings of unconsolidated subsidiaries from Corporate and Other activities decreased $290 million in 2016 to $187 million. The change primarily reflects:

•	a $235 million decrease in interest expense reflecting the payment of post-petition interest related to the EFIH Second Lien Notes in 2015 (see Note 11 to the Financial Statements);

•
a $33 million decrease in SG&A expenses primarily due to Sponsor Group management fees accrued in 2015 (see Note 16 to the Financial Statements) and lower technology costs and functional costs for support groups, and

•	a $23 million decrease in the Corporate and Other portion of reorganization items in 2016.

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 — Cash used in operating activities totaled $512 million and $572 million in 2016 and 2015, respectively. The decrease in cash used of $60 million was primarily driven by $252 million in lower cash interest payments as a result of the repayment of certain EFIH Second Lien Notes in 2015 (see Note 11 to the Financial Statements), partially offset by a $179 million decrease in cash provided by margin deposits.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated loss by $48 million and $74 million for the six months ended June 30, 2016 and 2015, respectively. The difference primarily represents amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated loss consistent with industry practice.

Cash provided by financing activities totaled $1.088 billion in 2016 compared to cash used in financing activities of $484 million in 2015. Activity in 2016 reflected $1.115 billion in net borrowings under the TCEH DIP Facility, including $870 million in net borrowings to fund the Lamar and Forney Acquisition (see Note 3 to the Financial Statements). Activity in 2016 also reflected $14 million in fees related to the extension of the EFIH DIP Facility and $13 million in debt repayments. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 11 to the Financial Statements).

Cash used in investing activities totaled $1.534 billion and $209 million in 2016 and 2015, respectively. Cash used in 2016 reflected payments of $1.343 billion related to the Lamar and Forney Acquisition net of cash acquired (see Note 3 to the Financial Statements).

Debt Activity — See Notes 10 and 11 to the Financial Statements for details of debtor-in-possession borrowing facilities and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the six months ended June 30, 2016:

	Available Liquidity
	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents – EFH Corp. and other	$488	$532	$(44)
Cash and cash equivalents – EFIH	275	354	(79)
Cash and cash equivalents – TCEH (a)	565	1,400	(835)
Total cash and cash equivalents	1,328	2,286	(958)
TCEH DIP Revolving Credit Facility (b)	835	1,950	(1,115)
Total liquidity (b)	$2,163	$4,236	$(2,073)
___________

(a)
Cash and cash equivalents at June 30, 2016 and December 31, 2015 exclude $1.035 billion and $1.026 billion, respectively, of restricted cash held for letter of credit support. The June 30, 2016 restricted cash balance includes $507 million under the TCEH pre-petition Letter of Credit Facility and $528 million under the TCEH DIP Facility.

(b)
Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of cash borrowings outstanding under the TCEH DIP Revolving Credit Facility without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

The decrease in available liquidity of $2.073 billion in the six months ended June 30, 2016 compared to December 31, 2015 was primarily driven by $1.115 billion in net borrowings under the TCEH DIP Facility, including $870 million in net borrowings to fund the Lamar and Forney Acquisition (see Note 3 to the Financial Statements), $800 million in cash interest payments (including adequate protection payments), $180 million in capital expenditures (including nuclear fuel purchases) and $130 million of cash used to pay for reorganization expenses, partially offset by $86 million of cash received in distributions from Oncor Holdings.

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

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $86 million and $120 million for the six months ended June 30, 2016 and 2015, respectively. In July 2016, Oncor Holdings' board of directors declared a cash distribution expected to be up to approximately $49 million with the exact amount to be determined by Oncor's management. See Note 4 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

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

At June 30, 2016, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$23 million in cash has been posted with counterparties as compared to $6 million posted at December 31, 2015;

•	$36 million in cash has been received from counterparties as compared to $152 million received at December 31, 2015;

•	$386 million in letters of credit have been posted with counterparties as compared to $230 million posted at December 31, 2015, and

•	$6 million in letters of credit have been received from counterparties as compared to $3 million received at December 31, 2015.

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

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that the TCEH Debtors will reject this agreement at the effective time of the Plan of Reorganization as it relates to the TCEH Debtors. Under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. However, the EFH Corp. group continues to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

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

Income Tax Payments — In the next twelve months, income tax payments related to Texas margin tax are expected to total approximately $35 million, and no payments or refunds of federal income taxes are expected. Income tax payments totaled $34 million and $46 million (all of which related to Texas Margin tax) for the six months ended June 30, 2016 and 2015, respectively.

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

The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00. The ratio was 1.79 to 1.00 at June 30, 2016, and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the TCEH DIP Facility) for the six and twelve months ended June 30, 2016 totaled $699 million and $1.712 billion, respectively. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant. Based on the current and projected liquidity requirements of EFIH, EFIH's liquidity may fall beneath the amount required by the minimum liquidity covenant in the EFIH DIP Facility, and if this were to occur, it would be in default of the EFIH DIP Facility unless it obtains a waiver from the required lenders under such facility. However, such a default would not constitute a cross default under the TCEH DIP Facility.

See Note 10 to the Financial Statements for discussion of other covenants related to the DIP Facilities.

Collateral Support Obligations — The RCT has rules in place to assure that parties can meet their mining reclamation obligations. In June 2014, the RCT agreed to a collateral bond from TCEH of up to $1.1 billion to support its reclamation obligations. The collateral bond is a $1.1 billion carve out from the super-priority liens under the TCEH DIP Facility that will enable the RCT to be paid before the TCEH DIP Facility lenders in the event of a liquidation of TCEH's assets. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2016, TCEH posted letters of credit in the amount of $55 million, which is subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, in the form of letters of credit, totaling $85 million at June 30, 2016 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income, based on a 95% confidence level and an assumed holding period of 60 days.

	June 30, 2016	December 31, 2015
Month-end average MtM VaR:	$63	$68
Month-end high MtM VaR:	$118	$97
Month-end low MtM VaR:	$30	$49

Earnings at Risk (EaR) — This measurement estimates the potential reduction of pretax earnings for the periods presented, due to changes in market conditions, of all contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year, based on a 95% confidence level and an assumed holding period of 60 days.

	June 30, 2016	December 31, 2015
Month-end average EaR:	$39	$45
Month-end high EaR:	$92	$92
Month-end low EaR:	$7	$26

The increase in the month-end high MtM VaR risk measure reflected increased commodity positions, higher natural gas prices and increased price volatility during the second quarter of 2016.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before collateral) arising from commodity contracts and hedging and trading activities totaled $629 million at June 30, 2016. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at June 30, 2016 include $461 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $52 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables and amounts associated with derivative instruments related to hedging and trading activities. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy marketing companies. At June 30, 2016, the exposure to credit risk from these counterparties totaled $168 million consisting of accounts receivable of $82 million and net asset positions related to commodity contracts of $86 million, after taking into account the netting provisions of the master agreements described above, but before taking into account $34 million in collateral (cash, letters of credit and other credit support). The net exposure (after collateral) of $134 million decreased $80 million in the six months ended June 30, 2016.

Of this $134 million net exposure, 93% is with investment grade customers and counterparties, as determined by our internal credit evaluation process which includes publicly available information including major rating agencies' published ratings as well as internal credit methodologies and credit scoring models. The company routinely monitors and manages credit exposure to these customers and counterparties based on, but not limited to, the assigned credit rating, margining and collateral management.

The following table presents the distribution of credit exposure at June 30, 2016. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities recognized as derivative assets in the condensed consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 15 to the Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$157	$33	$124
Below investment grade or no rating	11	1	10
Totals	$168	$34	$134
Investment grade	93.5%		92.5%
Below investment grade or no rating	6.5%		7.5%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 34%, 29% and 17% of the $134 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in our 2015 Form 10-K and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
the fact that the TCEH Debtors (and the Contributed EFH Debtors) are likely to emerge from the Chapter 11 Cases prior to the EFH Debtors emerging from the Chapter 11 Cases, and, as a result, the companies will no longer be affiliated entities;

•	our ability to obtain the requisite vote from the applicable stakeholders confirming acceptance of the plan of reorganization and the Bankruptcy Court confirming the plan of reorganization;

•
our ability to obtain Bankruptcy Court approval with respect to our motions in the Chapter 11 Cases, including such approvals not being overturned on appeal or being stayed for any extended period of time;

•	our ability to consummate the transactions contemplated by the Merger Agreement, including obtaining the applicable regulatory approvals contemplated thereunder;

•	the filing of an alternative plan of reorganization by one or more creditors of the Debtors;

•	the breach by one or more of our counterparties under the Plan Support Agreement;

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

•	difficulties we may face in retaining and motivating our key employees through the bankruptcy process, and difficulties we may face in attracting new employees;

•	the significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations;

•	our ability to remain in compliance with the requirements of the DIP Facilities, particularly the liquidity covenant contained in the EFIH DIP Facility;

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

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in our 2015 Form 10-K and Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2016, except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2015 Form 10-K and our Form 10-Q for the period ended March 31, 2016. The risks described in such reports are not the only risks facing our company.

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

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Merger Agreement

2(a)	1-12833 Form 8-K (filed July 29, 2016)	10(b)	—	Merger Agreement

(3(i))	Articles of Incorporation

3(a)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(a)	—	Restated Certificate of Formation of Energy Future Holdings Corp.

(3(ii))	By-laws

3(b)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(b)	—	Amended and Restated Bylaws of Energy Future Holdings Corp.

(10)	Material Contracts

10 (a)	1-12833 Form 8-K (filed July 29, 2016)	10(a)	—	Plan Support Agreement

Exhibits	Previously Filed With File Number*	As Exhibit
(31)	Rule 13a - 14(a)/15d-14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—	Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—
Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Loss – Twelve Months Ended June 30, 2016.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the six and twelve months ended June 30, 2016 and 2015
99(c)	1-12833 Form 8-K (filed May 11, 2016)	99.1	—	Plan of Reorganization

99(d)	1-12833 Form 8-K (filed May 11, 2016)	99.2	—	Disclosure Statement

99(e)	1-12833 Form 8-K (filed June 1, 2016)	99.1	—	Debt Commitment Letter

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 2, 2016