Form 10-Q
period 2016-09-30
Energy Future Holdings Corp /TX/
filed 2016-11-01
CIK 1023291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

At November 1, 2016, there were 1,669,861,379 shares of common stock, without par value, outstanding of Energy Future Holdings Corp. (substantially all of which were owned by Texas Energy Future Holdings Limited Partnership, Energy Future Holdings Corp.’s parent holding company, and none of which is publicly traded).

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

Competitive Electric segment	prior to the Effective Date, the EFH Corp. business segment that consisted principally of TCEH

Contributed EFH Debtors	certain EFH Debtors that became subsidiaries of Reorganized TCEH on the Effective Date

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011

DIP Facilities	Refers, collectively, to the TCEH DIP Roll Facilities, the TCEH DIP Facility and the EFIH DIP Facility. See Note 10 to the Financial Statements.

Debtors
EFH Corp. and the majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. Prior to the Effective Date, also included the TCEH Debtors and the Contributed EFH Debtors.

Disclosure Statement	Disclosure Statement for the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in August 2016

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

Effective Date	October 3, 2016, the date the TCEH Debtors and the Contributed EFH Debtors completed their reorganization under the Bankruptcy Code and emerged from the Chapter 11 Cases

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and, prior to the Effective Date, the indirect parent of the TCEH Debtors, depending on context

EFH Corp.
Energy Future Holdings Corp. and/or its subsidiaries, depending on context, whose major subsidiaries include Oncor and, prior to the Effective Date, included the TCEH Debtors and the Contributed EFH Debtors

EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the Chapter 11 Cases, including the EFIH Debtors, but excluding the TCEH Debtors and the Contributed EFH Debtors

EFH Debtors Plan Support Agreement
Agreement to support the reorganization of the EFH Debtors pursuant to the Plan of Reorganization entered into in September 2016 by the EFH Debtors and affiliates of NextEra Energy Inc. and approved by the Bankruptcy Court in September 2016

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Debtors	EFIH and EFIH Finance

EFIH DIP Facility	EFIH's and EFIH Finance's $5.475 billion debtor-in-possession financing facility. See Note 10 to the Financial Statements.

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

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

Federal and State Income Tax Allocation Agreements
Prior to the Effective Date, EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) were parties to a Federal and State Income Tax Allocation Agreement, executed in May 2012 but effective as of January 2010. The Agreement was rejected by the TCEH Debtors and the Contributed EFH Debtors on the Effective Date. EFH Corp., Oncor Holdings, Oncor, Texas Transmission, and Oncor Management Investment LLC are parties to a separate Federal and State Income Tax Allocation Agreement dated November 2008. See Note 6 to the Financial Statements and Management's Discussion and Analysis, under Financial Condition.

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

Luminant
subsidiaries of Reorganized TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management, all largely in Texas market heat rate
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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	postretirement employee benefits other than pensions

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

Plan of Reorganization	Fourth Amended Joint Plan of Reorganization filed by the Debtors with the Bankruptcy Court in September 2016

Plan Support Agreement	Third Amendment to the Amended and Restated Plan Support Agreement, entered into in December 2015, amending and restating the Plan Support Agreement

PUCT	Public Utility Commission of Texas

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

Reorganized TCEH
TCEH Corp., and/or its subsidiaries, depending on context. On the Effective Date, the TCEH Debtors and the Contributed EFH Debtors emerged from Chapter 11 and became subsidiaries of TCEH Corp. Subsequent to the Effective Date, TCEH Corp. continued substantially the same operations as TCEH.

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of EFCH and, prior to the Effective Date, the parent company of the TCEH Debtors, depending on context, that were engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries included Luminant and TXU Energy. Subsequent to the Effective Date, TCEH Corp. continued substantially the same operations as TCEH.

TCEH Debtors	the subsidiaries of TCEH that were Debtors in the Chapter 11 Cases

TCEH DIP Facility	TCEH's $3.375 billion debtor-in-possession financing facility, which was repaid in August 2016. See Note 10 to the Financial Statements.

TCEH DIP Roll Facilities	TCEH's $4.250 billion debtor-in-possession to exit financing facility. See Note 10 to the Financial Statements.

TCEH Finance
TCEH Finance, Inc., a direct, wholly owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities. TCEH Finance, Inc. was dissolved on the Effective Date.

TCEH Senior Secured Facilities
Refers, collectively, to the TCEH First Lien Term Loan Facilities, TCEH First Lien Revolving Credit Facility and TCEH First Lien Letter of Credit Facility with a total principal amount of $22.616 billion. The claims arising under these facilities were discharged in the Chapter 11 Cases on the Effective Date pursuant to the Plan of Reorganization.

TCEH Senior Secured Notes
TCEH's and TCEH Finance's $1.750 billion principal amount of 11.5% First Lien Senior Secured Notes. The claims arising under these notes were discharged in the Chapter 11 Cases on the Effective Date pursuant to the Plan of Reorganization.

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
TXU Energy Retail Company LLC, a direct, wholly owned subsidiary of Reorganized TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

v

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions of dollars)
Operating revenues	$1,690	$1,737	$3,973	$4,265
Fuel, purchased power costs and delivery fees	(874)	(831)	(2,082)	(2,090)
Net gain from commodity hedging and trading activities	336	103	282	226
Operating costs	(190)	(189)	(664)	(598)
Depreciation and amortization	(159)	(203)	(467)	(643)
Selling, general and administrative expenses	(169)	(192)	(487)	(547)
Impairment of goodwill (Note 5)	—	(700)	—	(1,400)
Impairment of long-lived assets (Note 7)	—	(1,295)	—	(1,971)
Other income (Note 18)	10	8	32	27
Other deductions (Note 18)	(44)	(26)	(92)	(86)
Interest expense and related charges (Note 8)	(435)	(383)	(1,232)	(1,375)
Reorganization items (Note 9)	(84)	(68)	(206)	(275)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	81	(2,039)	(943)	(4,467)
Income tax benefit (expense) (Note 6)	(42)	452	256	990
Equity in earnings of unconsolidated subsidiaries (net of tax) (Note 4)	127	127	274	278
Net income (loss)	$166	$(1,460)	$(413)	$(3,199)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions of dollars)
Net income (loss)	$166	$(1,460)	$(413)	$(3,199)
Other comprehensive income (loss), net of tax effects:
Effects related to pension and other retirement benefit obligations (net of tax benefit of $1, $1, $3 and $2)	(2)	(1)	(5)	(3)
Cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $— in all periods)	—	—	1	1
Net effects related to Oncor — reported in equity in earnings of unconsolidated subsidiaries (net of tax)	1	1	2	2
Total other comprehensive loss	(1)	—	(2)	—
Comprehensive income (loss)	$165	$(1,460)	$(415)	$(3,199)

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(413)	$(3,199)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	539	757
Deferred income tax benefit, net	(215)	(784)
Impairment of goodwill (Note 5)	—	1,400
Impairment of long-lived assets (Note 7)	—	1,971
Contract claims adjustments (Note 9)	13	26
Adjustment to asbestos liability	23	—
Fees paid on EFIH Second Lien Notes repayment and EFIH DIP Facility (Notes 10 and 11)(reported as financing activities)	14	28
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	36	(107)
Equity in earnings of unconsolidated subsidiaries	(274)	(278)
Distributions of earnings from unconsolidated subsidiaries (Note 4)	135	206
Write-off of intangible and other assets (Note 18)	45	83
Other, net	64	49
Changes in operating assets and liabilities:
Margin deposits, net	(124)	108
Payables due to unconsolidated subsidiary	6	(113)
Other operating assets and liabilities, including liabilities subject to compromise	(177)	(270)
Cash used in operating activities	(328)	(123)
Cash flows — financing activities:
Borrowings under TCEH DIP Roll Facilities and TCEH DIP Facility (Note 10)	4,680	—
Repayments/repurchases of debt (Note 10)	(2,699)	(469)
TCEH DIP Roll Facilities financing fees	(112)	—
Fees paid on EFIH Second Lien Notes repayment and EFIH DIP Facility (Notes 10 and 11)	(14)	(28)
Cash provided by (used in) financing activities	1,855	(497)
Cash flows — investing activities:
Capital expenditures	(230)	(261)
Nuclear fuel purchases	(33)	(77)
Lamar and Forney acquisition — net of cash acquired (Note 3)	(1,343)	—
Changes in restricted cash	365	33
Proceeds from sales of nuclear decommissioning trust fund securities (Note 18)	201	315
Investments in nuclear decommissioning trust fund securities (Note 18)	(215)	(328)
Other, net	8	11
Cash used in investing activities	(1,247)	(307)

Net change in cash and cash equivalents	280	(927)
Cash and cash equivalents — beginning balance	2,286	3,428
Cash and cash equivalents — ending balance	$2,566	$2,501

See Notes to the Financial Statements.

ENERGY FUTURE HOLDINGS CORP. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2,566	$2,286
Restricted cash (Note 18)	16	524
Trade accounts receivable — net (Note 18)	751	533
Inventories (Note 18)	374	428
Commodity and other derivative contractual assets (Note 15)	256	465
Margin deposits related to commodity contracts	42	6
Other current assets	65	81
Total current assets	4,070	4,323
Restricted cash (Note 18)	650	507
Investment in unconsolidated subsidiary (Note 4)	6,204	6,064
Other investments (Note 18)	1,061	984
Property, plant and equipment — net (Note 18)	10,427	9,430
Goodwill (Note 5)	152	152
Identifiable intangible assets — net (Note 5)	1,138	1,166
Commodity and other derivative contractual assets (Note 15)	72	10
Accumulated deferred income taxes	830	609
Other noncurrent assets	96	85
Total assets	$24,700	$23,330
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under debtor-in-possession credit facilities (Note 10)	$5,400	$6,825
Long-term debt due currently (Note 10)	9	35
Trade accounts payable	418	413
Net payables due to unconsolidated subsidiary (Note 16)	210	204
Commodity and other derivative contractual liabilities (Note 15)	125	203
Margin deposits related to commodity contracts	64	152
Accrued taxes	145	134
Accrued interest	111	121
Other current liabilities	372	425
Total current liabilities	6,854	8,512
Borrowings under debtor-in-possession credit facilities (Note 10)	3,387	—
Long-term debt, less amounts due currently (Note 10)	31	60
Liabilities subject to compromise (Note 11)	37,815	37,786
Commodity and other derivative contractual liabilities (Note 15)	5	1
Other noncurrent liabilities and deferred credits (Note 18)	2,084	2,032
Total liabilities	50,176	48,391
Commitments and Contingencies (Note 12)
Total equity (Note 13)	(25,476)	(25,061)
Total liabilities and equity	$24,700	$23,330

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

EFH Corp., a Texas corporation, is a Dallas-based holding company that conducts its operations principally through its Oncor subsidiary and, prior to October 3, 2016 (the Effective Date), its TCEH subsidiaries. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

Prior to the Effective Date, TCEH was a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management, and retail electricity operations. On the Effective Date, subsidiaries of TCEH (the TCEH Debtors) and certain EFH Corp. subsidiaries (the Contributed EFH Debtors) emerged from the Chapter 11 Cases as subsidiaries of a newly-formed company, Reorganized TCEH. On the Effective Date, Reorganized TCEH was spun-off from EFH Corp. in a tax-free transaction to the former first lien creditors of TCEH (see Note 2).

Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of Reorganized TCEH, which sell electricity to residential, business and other consumers. Oncor Holdings, a holding company that holds an approximate 80% equity interest in Oncor, is a wholly owned subsidiary of EFIH, which is a holding company and a wholly owned subsidiary of EFH Corp. Oncor Holdings and its subsidiaries (the Oncor Ring-Fenced Entities) are not consolidated in EFH Corp.'s financial statements in accordance with consolidation accounting standards related to variable interest entities (VIEs) (see Note 4).

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

At September 30, 2016, we had two reportable segments: the Competitive Electric segment, consisting largely of TCEH, and the Regulated Delivery segment, consisting largely of our investment in Oncor. See Note 17 for further information concerning reportable business segments.

Bankruptcy Proceeding

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). On the Effective Date, the TCEH Debtors and the Contributed EFH Debtors completed their reorganization under the Bankruptcy Code and emerged from the Chapter 11 Cases as subsidiaries of Reorganized TCEH. The EFH Debtors have not yet completed their Chapter 11 Cases. See Note 2 for further discussion regarding the Chapter 11 Cases.

Basis of Presentation, Including Application of Bankruptcy Accounting and Discontinued Operations

The condensed consolidated financial statements have been prepared in accordance with US GAAP. The condensed consolidated financial statements have been prepared as if EFH Corp. is a going concern and contemplate the realization of assets and liabilities in the normal course of business. The condensed consolidated financial statements reflect the application of Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations (ASC 852). During the Chapter 11 Cases, the EFH Debtors will operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities. See Notes 9 and 11 for discussion of these accounting and reporting changes.

The results of operations of TCEH are included in continuing operations in the accompanying financial statements. As discussed in Note 2, the spin-off of Reorganized TCEH occurred on October 3, 2016. The results of operations of Reorganized TCEH will be reported as discontinued operations in our statement of consolidated income (loss) for the year ended December 31, 2016.

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

2.    CHAPTER 11 CASES

On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the Chapter 11 Cases, the EFH Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Plan of Reorganization

In August 2016, the Debtors filed the Plan of Reorganization and the Disclosure Statement, each as it related to the TCEH Debtors and the Contributed EFH Debtors, with the Bankruptcy Court and the Plan of Reorganization was confirmed. The Plan of Reorganization provides that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors and the Contributed EFH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the EFH Debtors.

The TCEH Debtors and the Contributed EFH Debtors emerged from the Chapter 11 Cases on the Effective Date in a tax-free spin-off from EFH Corp. The tax-free spin-off generated a taxable gain that will be largely offset with available net operating losses (NOLs), substantially reducing the NOLs that will be available to EFH Corp. after the transaction.

With respect to the EFH Debtors, the Plan of Reorganization, subject to certain conditions and certain regulatory approvals, provides for, among other things, the acquisition by affiliates of NextEra Energy Inc. (NEE) of the EFH Debtors (as reorganized).

The EFH Debtors will emerge from bankruptcy if and when a plan of reorganization (including the Plan of Reorganization) receives the requisite approval from the appropriate holders of claims, the Bankruptcy Court enters an order confirming such plan of reorganization and certain conditions to the effectiveness of such plan of reorganization are satisfied. There are no assurances that the Bankruptcy Court will confirm the Plan of Reorganization as it relates to the EFH Debtors. If the Bankruptcy Court does enter such a confirmation order, the EFH Debtors cannot emerge from the Chapter 11 Cases until certain conditions precedent (set forth in the Plan of Reorganization) are satisfied (or otherwise waived by the sponsor of the Plan of Reorganization). Such conditions include, among other things, the receipt of all necessary tax opinions and regulatory approvals, all conditions to the completion of the transactions contemplated by the Merger Agreement (defined below) having been satisfied, and the disallowance by the Bankruptcy Court (pursuant to an order that has not been stayed or reversed or remanded on appeal as of the date the EFH Debtors emerge from the Chapter 11 Cases) of all make-whole claims asserted by the EFIH first lien trustee and EFIH second lien trustee. As described in Note 12, certain of the proceedings related to make-whole claims asserted by various constituencies remain ongoing. Additional disclosures regarding the conditions precedent to the consummation of the Plan of Reorganization are set forth in the Disclosure Statement approved by the Bankruptcy Court in September 2016.

EFH Debtors Plan Support Agreement

In July 2016, the EFH Debtors and NEE entered into a plan support agreement (the EFH Debtors Plan Support Agreement) to effect an agreed upon restructuring of the EFH Debtors pursuant to the Plan of Reorganization. In September 2016, certain creditors of EFH Corp. and EFIH became parties to the EFH Debtors Plan Support Agreement. The Bankruptcy Court approved the EFH Debtors Plan Support Agreement in September 2016.

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. Under the terms of the Settlement Agreement, TCEH was granted a $700 million unsecured claim against EFH Corp. This claim remains outstanding and is subject to treatment under the Plan of Reorganization as it relates to the EFH Debtors. The Bankruptcy Court approved the Settlement Agreement in December 2015.

Merger Agreements

In July 2016, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Merger Agreement) with NEE and a wholly-owned subsidiary of NEE (Merger Sub). The Merger Agreement was amended in September 2016. Pursuant to the Merger Agreement, at the effective time of the Plan of Reorganization as it relates to the EFH Debtors, NEE will acquire the EFH Debtors (as reorganized) as a result of a merger (EFH Debtor Merger) between EFH Corp. and Merger Sub in which Merger Sub will survive as a wholly owned subsidiary of NEE. The consideration payable by NEE pursuant to the Merger Agreement consists of cash and NEE common stock paid to certain creditors of the EFH Debtors. The Merger Agreement was approved by the Bankruptcy Court in September 2016.

The Merger Agreement contains representations and warranties and interim operating covenants that are customary for an agreement of this nature. The Merger Agreement also includes various conditions precedent to consummation of the transactions, including a condition that certain approvals and rulings are obtained, including from the PUCT, the FERC and the IRS. NEE will not be required to consummate the EFH Debtor Merger if, among other items, the PUCT approval is obtained but with conditions, commitments or requirements that impose a Burdensome Condition (as defined in the Merger Agreement). In October 2016, NEE and Oncor filed a joint merger approval application with the PUCT. The PUCT has up to 180 days to approve the application. NEE's and Merger Sub's obligations under the Merger Agreement are not subject to any financing condition.

Following the approval of the Merger Agreement by the Bankruptcy Court and until confirmation of the Plan of Reorganization as it relates to the EFH Debtors by the Bankruptcy Court, EFH Corp. and EFIH may continue or have discussions or negotiations with respect to acquisition proposals for the EFH Debtors (a) with persons that were in active negotiation at the time of approval of the Merger Agreement by the Bankruptcy Court and (b) with persons that submit an unsolicited acquisition proposal that is, or is reasonably likely to lead to, a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated for certain reasons set forth therein and an alternative transaction is consummated by EFH Corp. or EFIH in which neither NEE nor any of its affiliates obtains direct or indirect ownership of approximately 80% of Oncor, then EFH Corp. and/or EFIH will be required to pay a termination fee of $275 million to NEE (though the allocation between EFH Corp. and EFIH of such fee is subject to a separate order of the Bankruptcy Court).

The Merger Agreement may be terminated upon certain events, including, among other things:

•	by either party, if the EFH Debtor Merger is not consummated by March 26, 2017, subject to a 90-day extension under certain conditions, or

•
by EFH Corp. or EFIH, until the entry of the confirmation order of the Plan of Reorganization with respect to the EFH Debtors, if their respective board of directors or managers determines, after consultation with its independent financial advisors and outside legal counsel, and based on advice of such counsel, that the failure to terminate the Merger Agreement is inconsistent with its fiduciary duties; provided that a material breach of EFH Corp.'s or EFIH’s obligations under certain provisions of the Merger Agreement has not provided the basis for such determination.

In October 2016, an affiliate of NEE entered into an Agreement and Plan of Merger (the TTI Merger Agreement) with Texas Transmission and certain of its affiliates to purchase Texas Transmission's 19.75% interest in Oncor for approximately $2.4 billion. The TTI Merger Agreement contains various conditions precedent to consummation of the transactions contemplated thereby. In connection with the TTI Merger Agreement and subject to Bankruptcy Court approval, EFH Corp. waived its rights of first refusal to purchase (as set forth in an Investor Rights Agreement, dated November 5, 2008, by and among Oncor, Oncor Holdings, TTI and EFH Corp.) Texas Transmission's 19.75% interest in Oncor. So long as such waiver is in effect, NEE has agreed not to consummate the transactions contemplated by the TTI Merger Agreement prior to the consummation of the transactions contemplated by the Merger Agreement.

In October 2016, an affiliate of NEE entered into an Interest Purchase Agreement (the Oncor Purchase Agreement) with Oncor and Oncor Management Investment LLC, an entity that owns approximately 0.22% interest in Oncor on behalf of certain members of Oncor's current and former management, for approximately $27 million. The Oncor Purchase Agreement contains various conditions precedent to consummation of the transactions contemplated thereby, including the consummation of the transactions contemplated by the Merger Agreement.

Scheduling Matters

In May 2016, the Bankruptcy Court entered an order establishing a timeline for approval of a disclosure statement and a hearing to consider confirmation of the Plan of Reorganization as it applies to the EFH Debtors. In September 2016, the Bankruptcy Court approved the Disclosure Statement as it relates to the EFH Debtors. The Bankruptcy Court has scheduled the confirmation hearing for the Plan of Reorganization as it relates to the EFH Debtors in December 2016. The timelines set forth in the scheduling order are subject to further revision by the Bankruptcy Court and may change based on subsequent orders entered by the Bankruptcy Court (on its own, upon the motion of a party, or upon the EFH Debtors' request).

Tax Matters

In July 2016, we received a private letter ruling (the Private Letter Ruling) from the IRS. It provides, among other things, for certain rulings regarding the qualification of (a) the transfer of certain assets and ordinary course operating liabilities to Reorganized TCEH and (b) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, if any, the cash proceeds from the sale of preferred stock in a newly-formed subsidiary of Reorganized TCEH, and the right to receive payments under a tax receivables agreement, to holders of TCEH first lien claims, as a reorganization qualifying for tax-free treatment to the extent of the Reorganized TCEH stock received.

The Merger Agreement provides that a closing condition to the EFH Debtor Merger is the receipt of a supplemental private letter ruling (the Supplemental Ruling) from the IRS regarding the impact of the EFH Debtor Merger on certain rulings received in the Private Letter Ruling. We expect to submit a request to the IRS for the Supplemental Ruling in the fourth quarter of 2016.

Implications of the Chapter 11 Cases

Our ability to continue as a going concern is contingent upon, among other factors, our ability to comply with the financial and other covenants contained in the EFIH DIP Facility described in Note 10, our ability to obtain new debtor in possession financing in the event the EFIH DIP Facility were to expire during the pendency of the Chapter 11 Cases, our ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining creditor and Bankruptcy Court approval of such plan, obtaining applicable regulatory approvals required for such plan and our ability to obtain any exit financing needed to implement such plan. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern.

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims against the Debtors were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of October 27, 2014 for the substantial majority of claims. In addition, in July 2015, the Bankruptcy Court entered an order establishing December 14, 2015 as the bar date for certain asbestos claims that arose or are deemed to have arisen before the Petition Date, except for certain specifically exempt claims.

Since the Petition Date and prior to the applicable bar dates (which have expired), the Debtors received approximately 41,300 filed pre-petition claims, including approximately 30,900 in filed asbestos claims. We have substantially completed the process of reconciling all non-asbestos claims that were filed and have recorded such claims at the expected allowed amount. As of November 1, 2016, approximately 5,700 of those claims have been settled, withdrawn or expunged. We continue to work with creditors regarding unsettled claims to determine the ultimate amount of the allowed claims. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheets will be recognized as reorganization items in our condensed statements of consolidated income (loss) as they are resolved. The resolution of such claims could result in material adjustments to our financial statements.

In September and October 2016, the Debtors filed with the Bankruptcy Court reports developed by independent experts that provide analysis and estimation of potential liabilities associated with asbestos-related claims. In connection with developing those reports, we recorded an adjustment to our estimated liability associated with those claims during the three months ended September 30, 2016 (see Note 18). That estimated liability is subject to revisions, which may be material, as further information arises.

Certain claims filed or reflected in our schedules of assets and liabilities will be resolved on the applicable effective dates of the applicable plan of reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

On the Effective Date, the TCEH Debtors (together with the Contributed EFH Debtors) emerged from the Chapter 11 Cases and discharged approximately $33.7 billion in LSTC. Distributions for the settled claims related to the funded debt TCEH Debtors have commenced subsequent to the Effective Date.

Separation of the EFH Debtors from the TCEH Debtors and the Contributed EFH Debtors

Upon the Effective Date of the Plan of Reorganization as it relates to the TCEH Debtors and the Contributed EFH Debtors, the EFH Debtors and the TCEH Debtors (together with the Contributed EFH Debtors) were separated and are no longer affiliated companies. In addition to the Plan of Reorganization, the separation was effectuated, in part, pursuant to the terms of a separation agreement, a transition services agreement and a tax matters agreement.

Separation Agreement

On the Effective Date, EFH Corp., Reorganized TCEH and a subsidiary of Reorganized TCEH entered into a separation agreement that provides for, among other things, the transfer of certain assets and liabilities by EFH Corp., EFCH and TCEH to Reorganized TCEH. Among other things, EFH Corp., EFCH and/or TCEH, as applicable, (1) transferred the TCEH Debtors and certain contracts and assets (and related liabilities) primarily related to the business of the TCEH Debtors to Reorganized TCEH, (2) transferred sponsorship of certain employee benefit plans (including related assets), programs and policies to a subsidiary of Reorganized TCEH and (3) assigned certain employment agreements from EFH Corp. and certain of the Contributed EFH Debtors to a subsidiary of Reorganized TCEH.

Transition Services Agreement

On the Effective Date, EFH Corp. and a subsidiary of Reorganized TCEH entered into a transition services agreement that provides for, among other things, (1) the applicable subsidiaries of Reorganized TCEH to provide certain services to the EFH Debtors, including business services administration, accounting, corporate secretary, tax, human resources, information technology, internal audit and SOX compliance, physical facilities and corporate security, treasury and legal services and (2) EFH Corp. to pay such subsidiary of Reorganized TCEH all reasonable and documented fees, costs and expenses (including employee-related overhead and general and administrative expenses) incurred by Reorganized TCEH and its subsidiaries related directly to these services.

Tax Matters Agreement

On the Effective Date, Reorganized TCEH and EFH Corp. entered into a tax matters agreement whereby the parties agreed to take certain actions and refrain from taking certain actions to preserve the intended tax treatment of the tax-free spin-off of Reorganized TCEH from EFH Corp. The Tax Matters Agreement includes limitations on certain actions of Reorganized TCEH, EFH Corp. and EFIH in order to preserve the tax-free nature of the TCEH spin-off, as well as certain indemnification obligations in the event the reorganization fails to be treated as a tax-free transaction (a) as a result of the breach of any covenants in the Tax Matters Agreement or (b) under "no-fault" circumstances. In the event any indemnification obligations are triggered, the party owing the obligation would likely be materially and adversely affected. Additionally, the covenants and other limitations with respect to the Tax Matters Agreement may limit the ability of Reorganized TCEH, EFH Corp. and/or EFIH to undertake certain transactions that may otherwise be value-maximizing.

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

Condensed statements of combined income (loss) of the Debtors for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues	$1,690	$1,737	$3,973	$4,265
Fuel, purchased power costs and delivery fees	(913)	(831)	(2,143)	(2,090)
Net gain from commodity hedging and trading activities	153	103	101	226
Operating costs	(184)	(194)	(646)	(615)
Depreciation and amortization	(133)	(200)	(407)	(633)
Selling, general and administrative expenses	(169)	(190)	(481)	(542)
Impairment of goodwill	—	(700)	—	(1,400)
Impairment of long-lived assets	—	(1,295)	—	(1,971)
Other income (deductions) and interest income	(31)	(18)	(61)	(70)
Interest expense and related charges	(434)	(385)	(1,231)	(1,372)
Reorganization items	(84)	(68)	(206)	(275)
Loss before income taxes and equity in earnings of non-debtor entities	(105)	(2,041)	(1,101)	(4,477)
Income tax benefit	24	453	312	997
Equity in earnings of non-debtor entities (net of tax)	247	128	376	281
Net income (loss)	$166	$(1,460)	$(413)	$(3,199)

Condensed statements of combined comprehensive income (loss) of the Debtors for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$166	$(1,460)	$(413)	$(3,199)
Other comprehensive loss (net of tax)	(1)	—	(2)	—
Comprehensive income (loss)	$165	$(1,460)	$(415)	$(3,199)

Condensed statements of combined cash flows of the Debtors for the nine months ended September 30, 2016 and 2015 are presented below:

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(482)	$(137)
Cash flows — financing activities:
Borrowings under TCEH DIP Roll Facilities and TCEH DIP Revolving Credit Facility	4,680	—
TCEH DIP Roll Facilities financing fees	(112)	—
Repayments/repurchases of debt	(2,686)	(453)
Advances from non-debtor affiliates	97	—
Fees paid on EFIH Second Lien Notes repayment and EFIH DIP Facility	(14)	(28)
Cash provided by (used in) financing activities	1,965	(481)
Cash flows — investing activities:
Advances to non-debtor affiliates	(6)	(8)
Investment in non-debtor affiliates	(1,325)	—
Capital expenditures	(189)	(261)
Nuclear fuel purchases	(33)	(77)
Proceeds from sales of nuclear decommissioning trust fund securities	201	315
Investments in nuclear decommissioning trust fund securities	(215)	(328)
Changes in restricted cash	365	33
Other, net	8	2
Cash used in investing activities	(1,194)	(324)
Net change in cash and cash equivalents	289	(942)
Cash and cash equivalents — beginning balance	2,258	3,417
Cash and cash equivalents — ending balance	$2,547	$2,475

Condensed combined balance sheets of the Debtors at September 30, 2016 and December 31, 2015 are presented below:

	September 30, 2016	December 31, 2015
ASSETS
Total current assets	$4,153	$4,443
Restricted cash	650	507
Advances to non-debtor entities	115	115
Investment in non-debtor entities	7,720	6,147
Other investments	1,061	984
Property, plant and equipment — net	8,988	9,287
Goodwill	152	152
Identifiable intangible assets — net	1,133	1,170
Commodity and other derivative contractual assets	29	10
Accumulated deferred income taxes	679	424
Other noncurrent assets	58	39
Total assets	$24,738	$23,278
LIABILITIES AND EQUITY
Total current liabilities	$6,923	$8,496
Borrowings under debtor-in-possession credit facility	3,387	—
Long-term debt, less amounts due currently	—	23
Liabilities subject to compromise	37,815	37,786
Commodity and other derivative contractual liabilities	4	1
Other noncurrent liabilities and deferred credits	2,085	2,033
Total liabilities	50,214	48,339
Total equity	(25,476)	(25,061)
Total liabilities and equity	$24,738	$23,278

3.	LAMAR AND FORNEY ACQUISITION

In April 2016, Luminant purchased all of the membership interests in La Frontera Holdings, LLC (La Frontera), the indirect owner of two combined-cycle gas turbine (CCGT) natural gas fueled generation facilities representing nearly 3,000 MW of capacity located in ERCOT, from a subsidiary of NextEra Energy, Inc. (the Lamar and Forney Acquisition). The facility in Forney, Texas has a capacity of 1,912 MW and the facility in Paris, Texas has a capacity of 1,076 MW. The acquisition diversified TCEH's fuel mix and increased the dispatch flexibility in its fleet. The aggregate purchase price was approximately $1.313 billion, which included the repayment of approximately $950 million of existing project financing indebtedness of La Frontera at closing, plus approximately $236 million for cash and net working capital. The purchase price was funded by cash-on-hand and additional borrowings under the TCEH DIP Facility totaling $1.1 billion. After completing the acquisition, we repaid approximately $230 million of borrowings under the TCEH DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. La Frontera and its subsidiaries were subsidiary guarantors under the TCEH DIP Roll Facilities and, on the Effective Date, became subsidiary guarantors under the senior secured exit facilities (see Note 10).

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

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Lamar and Forney Acquisition as of the acquisition date. During the three months ended September 30, 2016, the working capital adjustment included in the purchase price was finalized between the parties, and the purchase price allocation was completed.

Cash paid to seller at close	$603
Net working capital adjustments	(4)
Consideration paid to seller	599
Cash paid to repay project financing at close	950
Total cash paid related to acquisition	$1,549
Cash and cash equivalents	$210
Property, plant and equipment — net	1,316
Commodity and other derivative contractual assets	47
Other assets	44
Total assets acquired	1,617
Commodity and other derivative contractual liabilities	53
Trade accounts payable and other liabilities	15
Total liabilities assumed	68
Identifiable net assets acquired	$1,549

The Lamar and Forney Acquisition did not result in the recording of goodwill since the purchase price did not exceed the fair value of the net assets acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the nine months ended September 30, 2016 and 2015 assumes that the Lamar and Forney Acquisition occurred on January 1, 2015. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Lamar and Forney Acquisition been completed on January 1, 2015, nor are they indicative of future results of operations.

	Nine Months Ended September 30,
	2016	2015
Revenues	$4,116	$4,942
Net income (loss)	$(429)	$(3,141)

The unaudited pro forma financial information includes adjustments for incremental depreciation as a result of the fair value determination of the net assets acquired and interest expense on borrowings under the TCEH DIP Roll Facilities in lieu of interest expense incurred prior to the acquisition.

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

Non-Consolidation of Oncor and Oncor Holdings

Our investment in unconsolidated subsidiary as presented in the condensed consolidated balance sheets totaled $6.204 billion and $6.064 billion at September 30, 2016 and December 31, 2015, respectively, and consists almost entirely of our interest in Oncor Holdings, which we account for under the equity method as described above. Oncor provides services, principally electricity distribution, to TCEH's retail operations, and the related revenues represented 24% and 25% of Oncor Holdings' consolidated operating revenues for the nine months ended September 30, 2016 and 2015, respectively.

See Note 16 for discussion of Oncor Holdings' and Oncor's transactions with EFH Corp. and its other subsidiaries.

Distributions from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $135 million and $206 million for the nine months ended September 30, 2016 and 2015, respectively. Distributions may not be paid except to the extent Oncor maintains a required regulatory capital structure as discussed below. At September 30, 2016, $69 million was eligible to be distributed to Oncor's members after taking into account the regulatory capital structure limit, of which approximately 80% relates to our ownership interest in Oncor. The boards of directors of each of Oncor and Oncor Holdings can withhold distributions to the extent the applicable board determines in good faith that it is necessary to retain such amounts to meet expected future requirements of Oncor and/or Oncor Holdings.

Oncor's distributions are limited by its regulatory capital structure, which is required to be at or below the assumed debt-to-equity ratio established periodically by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. At September 30, 2016, Oncor's regulatory capitalization ratio was 59.6% debt to 40.4% equity. For purposes of this ratio, debt is calculated as long-term debt plus unamortized gains on reacquired debt less unamortized issuance expenses, premiums and losses on reacquired debt. Equity is calculated as membership interests determined in accordance with US GAAP, excluding the effects of accounting for the Merger (which included recording the initial goodwill and fair value adjustments and the subsequent related impairments and amortization).

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Oncor Holdings Financial Statements — Condensed statements of consolidated income of Oncor Holdings and its subsidiaries for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues	$1,071	$1,072	$2,962	$2,957
Operation and maintenance expenses	(414)	(387)	(1,206)	(1,134)
Depreciation and amortization	(190)	(217)	(593)	(653)
Taxes other than income taxes	(118)	(116)	(338)	(336)
Other income and (deductions) — net	(3)	(9)	(11)	(17)
Interest expense and related charges	(85)	(84)	(252)	(250)
Income before income taxes	261	259	562	567
Income tax expense	(101)	(99)	(217)	(217)
Net income	160	160	345	350
Net income attributable to noncontrolling interests	(33)	(33)	(71)	(72)
Net income attributable to Oncor Holdings	$127	$127	$274	$278

Assets and liabilities of Oncor Holdings at September 30, 2016 and December 31, 2015 are presented below:

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$25	$26
Restricted cash	—	38
Trade accounts receivable — net	450	388
Trade accounts and other receivables from affiliates	146	118
Income taxes receivable from EFH Corp.	79	107
Inventories	91	82
Prepayments and other current assets	97	88
Total current assets	888	847
Other investments	102	97
Property, plant and equipment — net	13,617	13,024
Goodwill	4,064	4,064
Regulatory assets — net	1,114	1,194
Other noncurrent assets	41	31
Total assets	$19,826	$19,257
LIABILITIES
Current liabilities:
Short-term borrowings	$880	$840
Long-term debt due currently	324	41
Trade accounts payable — nonaffiliates	205	150
Income taxes payable to EFH Corp.	15	20
Accrued taxes other than income	156	181
Accrued interest	69	82
Other current liabilities	139	144
Total current liabilities	1,788	1,458
Accumulated deferred income taxes	2,096	1,985
Long-term debt, less amounts due currently	5,513	5,646
Other noncurrent liabilities and deferred credits	2,338	2,306
Total liabilities	$11,735	$11,395

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which relates to the Competitive Electric segment and arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,342
Accumulated noncash impairment charges	(18,190)
Balance at September 30, 2016 and December 31, 2015	152

Goodwill Impairments

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually (we have selected a December 1 test date) or whenever events or changes in circumstances indicate an impairment may exist.

During the three months ended September 30, 2015 and March 31, 2015, we experienced impairment indicators related to decreases in forward wholesale electricity prices when compared to those prices reflected in our goodwill impairment testing analysis as of March 31, 2015 and December 1, 2014, respectively. As a result, the likelihood of goodwill impairments had increased, and we initiated further testing of goodwill. During the three and nine months ended September 30, 2015, our testing of goodwill for impairment resulted in impairment charges totaling $700 million and $1.4 billion, respectively, which we reported in the Competitive Electric segment results.

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	September 30, 2016			December 31, 2015
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$451	$12	$463	$442	$21
Capitalized in-service software	384	250	134	362	214	148
Other identifiable intangible assets (a)	53	21	32	72	35	37
Total identifiable intangible assets subject to amortization (b)	$900	$722	178	$897	$691	206
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			5			5
Total identifiable intangible assets			$1,138			$1,166
____________

(a)
Includes favorable purchase and sales contracts, environmental allowances and credits and mining development costs. See discussion below regarding impairment charges recorded in the nine months ended September 30, 2015 related to other identifiable intangible assets.

(b)	Amounts related to fully amortized assets that are expired, or of no economic value, have been excluded from both the gross carrying and accumulated amortization amounts.

Amortization expense related to finite-lived identifiable intangible assets (including the condensed statements of consolidated income (loss) line item) consisted of:

Identifiable Intangible Asset	Condensed Statements of Consolidated Income (Loss) Line	Segment	Three Months Ended September 30,		Nine Months Ended September 30,
			2016	2015	2016	2015
Retail customer relationship	Depreciation and amortization	Competitive Electric	$3	$4	$9	$13
Capitalized in-service software	Depreciation and amortization	Competitive Electric and Corporate and Other	13	13	38	35
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	Competitive Electric	3	9	6	21
Total amortization expense (a)			$19	$26	$53	$69
____________

(a)
Amounts recorded in depreciation and amortization totaled $18 million and $21 million for the three months ended September 30, 2016 and 2015, respectively, and $52 million and $54 million for the nine months ended September 30, 2016 and 2015, respectively.

As of the Effective Date, the substantial majority of identifiable intangible assets were removed from the condensed consolidated balance sheet in conjunction with the separation of the EFH Debtors from the TCEH Debtors and the Contributed EFH Debtors.

Intangible Impairments

The impairments of our generation facilities in March and September 2015 (see Note 7) resulted in the impairment of the SO2 allowances under the Clean Air Act's acid rain cap-and-trade program that are associated with those facilities to the extent they are not projected to be used at other sites. The fair market values of the SO2 allowances were estimated to be de minimis based on Level 3 fair value estimates (see Note 14). We also impaired certain of our SO2 allowances under the Cross-State Air Pollution Rule (CSAPR) related to the impaired generation facilities. Accordingly, in the three and nine months ended September 30, 2015, we recorded noncash impairment charges of $4 million and $55 million, respectively, in our Competitive Electric segment (before deferred income tax benefit) in other deductions (see Note 18) related to our existing environmental allowances and credits intangible asset. SO2 emission allowances granted to us under the acid rain cap-and-trade program were recorded as intangible assets at fair value in connection with purchase accounting related to the Merger in 2007. Additionally, the impairments of our generation and related mining facilities in September 2015 resulted in our recording noncash impairment charges of $19 million in our Competitive Electric segment (before deferred income tax benefit) in other deductions (see Note 18) related to mine development costs (included in other identifiable intangible assets in the table above) at the facilities.

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

EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. EFH Corp. is the corporate member of the EFH Corp. consolidated group, while each of EFIH, Oncor Holdings, EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Pursuant to applicable US Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group. Subsequent to the Effective Date, the TCEH Debtors and the Contributed EFH Debtors will no longer be included in the consolidated income tax return and will be included in an income tax return with Reorganized TCEH.

Prior to the Effective Date, EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) were parties to a Federal and State Income Tax Allocation Agreement, which provided, among other things, that any corporate member or disregarded entity in the EFH Corp. group was required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Pursuant to the Plan of Reorganization, the TCEH Debtors and the Contributed EFH Debtors rejected this agreement on the Effective Date. Additionally, since the date of the Settlement Agreement, no further cash payments among the Debtors were made in respect of federal income taxes. We have elected to continue to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which continued to be settled prior to the Effective Date.

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

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	$81	$(2,039)	$(943)	$(4,467)
Income tax benefit (expense)	$(42)	$452	$256	$990
Effective tax rate	51.9%	22.2%	27.1%	22.2%

For the three months ended September 30, 2016, the effective tax rate of 51.9% related to our income tax expense was higher than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the tax benefit recognized from the settlement agreement with the Texas Comptroller of Public Accounts (Comptroller). For the three months ended September 30, 2015, the effective tax rate of 22.2% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible goodwill impairment charge (see Note 5) and nondeductible legal and other professional services costs related to the Chapter 11 Cases.

For the nine months ended September 30, 2016, the effective tax rate of 27.1% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to nondeductible legal and other professional services costs related to the Chapter 11 Cases. For the nine months ended September 30, 2015, the effective tax rate of 22.2% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible goodwill impairment charges (see Note 5) and nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges (see Notes 5 and 7) and the Texas margin tax rate reduction in 2015.

Liability for Uncertain Tax Positions

In September 2016, EFH Corp. entered into a settlement agreement with the Texas Comptroller of Public Accounts (Comptroller) whereby the Comptroller agreed to release all claims and liabilities related to the EFH Corp. consolidated group's state taxes, including sales tax, gross receipts utility tax, franchise tax and direct pay tax, through the agreement date, in exchange for a release of all refund claims and a one-time payment of $12 million. This settlement was entered and approved by the Bankruptcy Court in September 2016. As a result of the settlement, we reduced the liability for state uncertain tax positions by $26 million.

In July 2016, we executed a Revenue Agent Report (RAR) with the IRS and associated documentation for the 2010 through 2013 tax years. As a result of the RAR, we reduced our liability for uncertain tax positions by $1 million, resulting in a reclassification to the accumulated deferred income tax liability. Total cash payment to be assessed by the IRS for tax years 2010 through 2013, but not expected to be paid during the pendency of the Chapter 11 Cases of the EFH Debtors, is approximately $15 million, plus any interest that may be assessed.

In March 2016, we signed a RAR with the IRS for the 2014 tax year. No material financial statement impacts resulted from the signing of the 2014 RAR.

In June 2015, we signed a RAR with the IRS and associated documentation for the 2008 and 2009 tax years. The Bankruptcy Court approved our signing of the RAR in July 2015. As a result of this RAR, we reduced our liability for uncertain tax positions by $23 million, resulting in a $20 million reclassification to the accumulated deferred income tax liability and the recording of a $3 million income tax benefit recorded in the Competitive Electric segment results. Total cash payment to be assessed by the IRS for tax years 2008 and 2009, but not paid during the pendency of the Chapter 11 Cases of the EFH Debtors, is approximately $15 million, plus any interest that may be assessed.

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

Additional material impairments may occur in the future for Reorganized TCEH's other generation facilities if forward wholesale electricity prices continue to decline or forecasted costs of producing electricity at Reorganized TCEH's generation facilities increase, including increased costs of compliance with proposed environmental regulations.

8.	INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest paid/accrued on debtor-in-possession financing	$97	$74	$250	$221
Adequate protection amounts paid/accrued	331	311	977	919
Interest paid/accrued on pre-petition debt (a)	4	—	8	243
Amortization of debt issuance, amendment and extension costs and discounts	5	—	6	—
Capitalized interest	(2)	(2)	(9)	(8)
Total interest expense and related charges	$435	$383	$1,232	$1,375
____________

(a)
For the nine months ended September 30, 2015, amount includes $235 million in post-petition interest related to the EFIH Second Lien Notes (see Note 11). For the three and nine months ended September 30, 2016 and 2015, includes interest paid/accrued on long-term debt not subject to compromise.

Interest expense for the three and nine months ended September 30, 2016 and 2015 reflects interest paid and accrued on debtor-in-possession financing (see Note 10), adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.616 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.243 billion net liability related to the TCEH first lien interest rate swaps and natural gas hedging positions terminated shortly after the Bankruptcy Filing (see Note 15), in exchange for their consent to the senior secured, super-priority liens contained in the TCEH DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date, and interest paid on the EFIH Second Lien Notes as approved by the Bankruptcy Court in March 2015 (see Note 11). The interest rate applicable to the adequate protection amounts paid/accrued for the nine months ended September 30, 2016 was 4.95% (one-month LIBOR plus 4.50%). Upon completion of the Plan of Reorganization with respect to the TCEH Debtors, amounts of adequate protection payments were re-characterized as payments of principal.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. The Bankruptcy Court approved post-petition interest payments on the EFIH Second Lien Notes in March 2015 as discussed in Note 11. Additional interest payments may also be made upon approval by the Bankruptcy Court (see Note 12). Other than amounts ordered or approved by the Bankruptcy Court, effective on the Petition Date, we discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated income (loss) does not include contractual interest on pre-petition debt classified as LSTC totaling $325 million and $327 million for the three months ended September 30, 2016 and 2015, respectively, and $978 million and $943 million for the nine months ended September 30, 2016 and 2015, respectively, which has been stayed by the Bankruptcy Court effective on the Petition Date. Adequate protection paid/accrued presented below excludes interest paid/accrued on the TCEH first-lien interest rate and commodity hedge claims (see Note 15) totaling $16 million and $15 million for the three months ended September 30, 2016 and 2015, respectively, and $47 million and $44 million for the nine months ended September 30, 2016 and 2015, respectively, as such amounts are not included in contractual interest amounts below.

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$11	$—	$—	$11	$31	$—	$—	$31
EFIH	101	—	—	101	101	—	—	101
EFCH	—	—	—	—	2	—	—	2
TCEH	528	315	—	213	520	296	—	224
Eliminations (b)	—	—	—	—	(31)	—	—	(31)
Total	$640	$315	$—	$325	$623	$296	$—	$327

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Approved Interest Paid/Accrued (a)	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFH Corp.	$33	$—	$—	$33	$94	$—	$—	$94
EFIH	304	—	—	304	314	—	50	264
EFCH	1	—	—	1	5	—	—	5
TCEH	1,570	930	—	640	1,548	875	—	673
Eliminations (b)	—	—	—	—	(93)	—	—	(93)
Total	$1,908	$930	$—	$978	$1,868	$875	$50	$943
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

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three and nine months ended September 30, 2016 and 2015 as reported in the condensed statements of consolidated income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expenses related to legal advisory and representation services	$41	$46	$101	$148
Expenses related to other professional consulting and advisory services	26	22	70	69
Contract claims adjustments	10	(2)	13	26
Fees associated with extension of EFIH DIP Facility	—	—	14	—
Fees associated with repayment of EFIH Second Lien Notes (Note 11)	—	—	—	28
Other	7	2	8	4
Total reorganization items	$84	$68	$206	$275

10.	DEBTOR-IN-POSSESSION BORROWING FACILITIES AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

TCEH DIP Roll Facilities — In August 2016, TCEH entered into the TCEH DIP Roll Facilities. The facilities provided for up to $4.250 billion in senior secured, super-priority financing consisting of a revolving credit facility of up to $750 million (TCEH DIP Roll Revolving Credit Facility), a term loan letter of credit facility of up to $650 million (TCEH DIP Roll Term Loan Letter of Credit Facility) and a term loan facility of up to $2.850 billion (TCEH DIP Roll Term Loan Facility). The TCEH DIP Roll Facilities were senior secured, super-priority debtor-in-possession credit agreements by and among the TCEH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent. The maturity date of the TCEH DIP Roll Facilities was the earlier of (a) October 31, 2017 or (b) the Effective Date. On the Effective Date, the TCEH DIP Roll Facilities converted to senior secured exit facilities with maturity dates of August 2021 for the revolving credit facility and August 2023 for the term loan facilities (see Note 2). The other terms of the exit facilities are substantially the same as the TCEH DIP Roll Facilities.

Net proceeds from the TCEH DIP Roll Facilities totaled $3.465 billion and were used to repay $2.65 billion outstanding under the former TCEH DIP Facility, fund a $650 million collateral account used to backstop the issuances of letters of credit and pay $107 million of issuance costs. The remaining balance was used for general corporate purposes. Additionally, $800 million of cash from collateral accounts under the former TCEH DIP Facility that were used to backstop letters of credit were released to TCEH to be used for general corporate purposes.

The TCEH DIP Roll Facilities and related available capacity at September 30, 2016 are presented below. In the September 30, 2016 condensed consolidated balance sheet, the borrowings under the TCEH DIP Roll Facilities are reported as noncurrent liabilities.

	September 30, 2016
TCEH DIP Roll Facilities	Facility Limit	Cash Borrowings (d)	Available Credit Capacity
TCEH DIP Roll Revolving Credit Facility (a)	$750	$—	$750
TCEH DIP Roll Term Loan Letter of Credit Facility (b)	650	650	—
TCEH DIP Roll Term Loan Facility (c)	2,850	2,850	—
Total TCEH DIP Roll Facilities	$4,250	$3,500	$750
___________

(a)	Facility to be used for general corporate purposes.

(b)
Facility used for issuing letters of credit for general corporate purposes. Borrowings under this facility were funded to a collateral account that is reported as restricted cash in the condensed consolidated balance sheet. At September 30, 2016, the restricted cash supports $546 million in letters of credit outstanding (see Note 12), leaving $104 million in available letter of credit capacity.

(c)	Facility used to repay all amounts outstanding under the former TCEH DIP Facility and issuance costs for the TCEH DIP Roll Facilities, with the remaining balance used for general corporate purposes.

(d)	Borrowings under debtor-in-possession credit facilities in the condensed consolidated balance sheets are presented net of debt issuance costs of $79 million and debt discounts of $34 million.

Amounts borrowed under the TCEH DIP Roll Revolving Credit Facility bore interest based on applicable LIBOR rates, plus 3.25%, and there were no outstanding borrowings at September 30, 2016. Amounts borrowed under the TCEH DIP Roll Term Loan Letter of Credit Facility bore interest based on applicable LIBOR rates, subject to a 1% floor, plus 4%, and the rate outstanding on outstanding borrowings was 5.00% at September 30, 2016. Amounts borrowed under the TCEH DIP Roll Term Loan Facility bore interest based on applicable LIBOR rates, subject to a 1% floor, plus 4%, and the interest rate on outstanding borrowings was 5.00% at September 30, 2016. The TCEH DIP Roll Facilities also provided for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Roll Facilities.

TCEH DIP Facility — The TCEH DIP Facility provided for up to $3.375 billion in senior secured, super-priority financing consisting of a revolving credit facility of up to $1.950 billion (TCEH DIP Revolving Credit Facility) and a term loan facility of up to $1.425 billion (TCEH DIP Term Loan Facility). The TCEH DIP Facility was a senior, secured, super-priority credit agreement by and among the TCEH Debtors, the lenders that were party thereto from time to time and an administrative and collateral agent. At December 31, 2015, all $1.425 billion of the TCEH DIP Term Loan Facility were borrowed at an interest rate of 3.75%. Of this amount, $800 million represented amounts that supported issuances of letters of credit that were funded to a collateral account. Of the collateral account at December 31, 2015, $281 million was reported as cash and cash equivalents and $519 million was reported as restricted cash, which represented the amounts of outstanding letters of credit. At December 31, 2015, no amounts were borrowed under the TCEH DIP Revolving Credit Facility. As discussed above, in August 2016, all amounts under the TCEH DIP Facility were repaid using proceeds from the TCEH DIP Roll Facilities.

EFIH DIP Facility and EFIH Second Lien Notes Repayment — As of September 30, 2016, the EFIH DIP Facility provided for a $5.4 billion first-lien debtor-in-possession financing facility. In March 2015, $750 million of cash borrowings were used to repay $445 million principal amount of EFIH Second Lien Notes (including accrued and unpaid pre-petition interest of $55 million and post-petition interest of $235 million) and certain fees (see Note 11).

As of September 30, 2016, remaining cash on hand from borrowings under the EFIH DIP Facility, net of fees, totaled approximately $256 million, which was held as cash and cash equivalents. In the September 30, 2016 condensed consolidated balance sheet, the borrowings under the EFIH DIP Facility are reported as current liabilities. In January 2016, the EFIH Debtors paid a $14 million extension fee to extend the maturity date of the EFIH DIP Facility to December 2016. The terms of the EFIH DIP Facility were otherwise unchanged. The EFIH DIP Facility must be repaid in full prior to the EFIH Debtors emergence from the Chapter 11 Cases.

In October 2016, the EFIH DIP Facility was amended, in part, to extend the maturity date of the facility and to increase the borrowings under the facility by $75 million. The EFH Debtors paid fees and expenses of $10 million in connection with the amendment. Further, the EFIH DIP Facility will now mature on the earlier of (a) the effective date of any plan of reorganization as it relates to the EFH Debtors, (b) upon the event of the sale of substantially all of EFIH's assets or (c) June 2017, subject to the right of the EFH Debtors, upon the payment of certain extension fees, to extend the maturity an additional six months.

The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. At both September 30, 2016 and December 31, 2015, outstanding borrowings under the EFIH DIP Facility totaled $5.4 billion at an annual interest rate of 4.25%. The EFIH DIP Facility is a non-amortizing loan that may, subject to certain limitations, be voluntarily prepaid by the EFIH Debtors, in whole or in part, without any premium or penalty.

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

The EFIH DIP Facility provides for affirmative and negative covenants applicable to EFIH and EFIH Finance, including affirmative covenants requiring EFIH and EFIH Finance to provide financial information, budgets and other information to the agents under the EFIH DIP Facility, and negative covenants restricting EFIH's and EFIH Finance's ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in the EFIH DIP Facility. The EFIH DIP Facility also includes a minimum liquidity covenant pursuant to which EFIH cannot allow the amount of its unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. As of September 30, 2016, EFIH was in compliance with this minimum liquidity covenant. The Oncor Ring-Fenced Entities are not restricted subsidiaries for purposes of the EFIH DIP Facility.

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

	September 30, 2016	December 31, 2015
EFH Corp. (parent entity)
8.82% Non-Debtor Building Financing due semiannually through February 11, 2022	$31	$35
Unamortized fair value premium (a)	5	6
Total EFH Corp.	36	41
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (b)	—	13
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (b)	—	24
Unamortized fair value discount (a)	—	(2)
Total EFCH	—	35
TCEH
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (c)	—	13
Capital lease obligations	2	5
Other	2	2
Unamortized discount	—	(1)
Total TCEH	4	19
Total EFH Corp. consolidated	40	95
Less amounts due currently	(9)	(35)
Total long-term debt not subject to compromise	$31	$60
____________

(a)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(b)	Approved by the Bankruptcy Court for repayment.

(c)	Debt issued by trust and secured by assets held by the trust.

Pursuant to the Plan of Reorganization, in September 2016, we repaid all outstanding EFCH fixed notes, including $3 million in prepayment, legal and other related fees.

11.	LIABILITIES SUBJECT TO COMPROMISE (LSTC)

The amounts classified as LSTC reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Notes, loans and other debt per the following table	$35,560	$35,560
Accrued interest on notes, loans and other debt	745	745
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 15)	1,243	1,243
Trade accounts payable and other expected allowed claims	267	238
Total liabilities subject to compromise	$37,815	$37,786

On the Effective Date, the TCEH Debtors (together with the Contributed EFH Debtors) emerged from the Chapter 11 Cases and discharged approximately $33.7 billion in LSTC.

Pre-Petition Notes, Loans and Other Debt Reported as LSTC

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as LSTC.

	September 30, 2016	December 31, 2015
EFH Corp. (parent entity)
9.75% Fixed Senior Notes due October 15, 2019	$2	$2
10% Fixed Senior Notes due January 15, 2020	3	3
10.875% Fixed Senior Notes due November 1, 2017	33	33
11.25% / 12.00% Senior Toggle Notes due November 1, 2017	27	27
5.55% Fixed Series P Senior Notes due November 15, 2014	89	89
6.50% Fixed Series Q Senior Notes due November 15, 2024	198	198
6.55% Fixed Series R Senior Notes due November 15, 2034	288	288
Total EFH Corp.	640	640
EFIH
11% Fixed Senior Secured Second Lien Notes due October 1, 2021	322	322
11.75% Fixed Senior Secured Second Lien Notes due March 1, 2022	1,389	1,389
11.25% / 12.25% Senior Toggle Notes due December 1, 2018	1,530	1,530
9.75% Fixed Senior Notes due October 15, 2019	2	2
Total EFIH	3,243	3,243
EFCH
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Total EFCH	9	9
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	3,809	3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017	15,691	15,691
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	$1,750	$1,750

	September 30, 2016	December 31, 2015
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B	1,292	1,292
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Other	1	1
Total TCEH	31,668	31,668
Total EFH Corp. consolidated notes, loans and other debt	$35,560	$35,560

TCEH Letter of Credit Facility Activity

Borrowings under the TCEH Letter of Credit Facility had been recorded by TCEH as restricted cash that supported issuances of letters of credit. At December 31, 2015, the restricted cash related to the pre-petition TCEH Letter of Credit Facility totaled $507 million, and there were no outstanding letters of credit related to the pre-petition TCEH Letter of Credit Facility. Pursuant to the confirmation of the Plan of Reorganization in August 2016 with respect to the TCEH Debtors and the Contributed EFH Debtors, the restricted cash was reclassified to cash and cash equivalents.

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

Letters of Credit

At September 30, 2016, TCEH had outstanding letters of credit under the TCEH DIP Roll Facilities totaling $546 million as follows:

•
$399 million to support commodity risk management and trading collateral requirements in the normal course of business, including over-the-counter and exchange-traded hedging transactions and collateral postings with ERCOT;

•	$64 million to support executory contracts and insurance agreements;

•	$55 million to support TCEH's REP financial requirements with the PUCT, and

•	$28 million for other credit support requirements.

On the Effective Date, all of TCEH's outstanding letters of credit under the TCEH DIP Roll Facilities became obligations under Reorganized TCEH's exit facility (see Note 10).

Litigation

Make-whole Claims — In May 2014, the indenture trustee for the EFIH 10% First Lien Notes initiated litigation in the Bankruptcy Court seeking, among other things, a declaratory judgment that EFIH is obligated to pay a make-whole premium in connection with the cash repayment of the EFIH First Lien Notes and that such make-whole premium is an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (EFIH First Lien Make-whole Claims). The indenture trustee has alleged that the EFIH First Lien Make-whole Claims are valued at approximately $432 million plus reimbursement of expenses. In separate rulings in March and July 2015, the Bankruptcy Court found that no make-whole premium is due with respect to the EFIH 10% First Lien Notes. In February 2016, the US District Court for the District of Delaware affirmed the Bankruptcy Court's rulings. In September 2016, the US Court of Appeals for the Third Circuit heard oral argument in the Indenture Trustee's appeal of the District Court's ruling. The EFIH Debtors intend to vigorously defend against this appeal. We cannot predict the outcome or timing of this appeal.

In June 2014, the indenture trustee for the EFIH Second Lien Notes initiated litigation in the Bankruptcy Court seeking similar relief as the trustee of the EFIH 10% First Lien Notes with respect to the EFIH Second Lien Notes, including among other things, that EFIH is obligated to pay a make-whole premium in connection with any repayment of the EFIH Second Lien Notes and that such make-whole premium would be an allowed secured claim, or in the alternative, an allowed secured or unsecured claim for breach of contract (the EFIH Second Lien Make-whole Claims). If, as of September 30, 2016, the EFIH Second Lien Make-whole Claims were allowed, the amount of such claims would have been approximately $270 million plus reimbursement of expenses. In October 2015, the Bankruptcy Court issued a finding that no make-whole premium is due with respect to the EFIH Second Lien Notes. In April 2016, the US District Court for the District of Delaware issued a ruling and order affirming the Bankruptcy Court's decision. The indenture trustee has appealed that decision to the US Court of Appeals for the Third Circuit, and that court has consolidated the appeal with the appeal filed by the indenture trustee for the EFIH 10% First Lien Notes described above for the purposes of oral argument and final disposition. In September 2016, the appeals court heard oral argument in the appeal. The EFIH Debtors intend to vigorously defend against this appeal. We cannot predict the outcome or timing of this appeal.

In July 2015, the EFIH Debtors filed a claim objection with the Bankruptcy Court regarding the EFIH PIK noteholders' claims for a redemption or make-whole premium and post-petition interest at the contract rate under the EFIH PIK Notes. In October 2015, the Bankruptcy Court issued opinions in favor of the EFIH Debtors. One opinion found that no make-whole premium is due with respect to the EFIH PIK Notes. The second opinion found that the EFIH PIK noteholders' allowed claim does not, as a matter of law, include post-petition interest whether at the contract rate or the Federal Judgment Rate. This opinion did find, however, that, in connection with the confirmation of a plan of reorganization, the Bankruptcy Court could, at its discretion, grant post-petition interest as part of the EFIH PIK noteholders' allowed claim under general principals of equity and that such grant could be at the contract rate, the Federal Judgment Rate or any other amount that the Bankruptcy Court determines to be equitable. The EFIH PIK Noteholders have appealed both rulings to the US District Court for the District of Delaware. The parties agreed to and completed a briefing schedule; however, the US District Court for the District of Delaware has not scheduled oral arguments or otherwise issued a ruling. The appeal of the post-petition interest ruling has been stayed by the US District Court for the District of Delaware pending an equitable proceeding suggested by the Bankruptcy Court's second opinion. No briefing schedule has been set for that equitable proceeding. The EFIH Debtors intend to vigorously defend against the appeals and the award of post-petition interest at a rate higher than the Federal Judgment Rate. We cannot predict the outcome of either of these appeals or any equitable proceeding seeking the award of post-petition interest.

In October 2015, EFH Corp. filed a claim objection with the Bankruptcy Court with respect to the EFH Corp. Series P, Q and R Senior Notes (collectively, the EFH Legacy Notes) noteholders' claims for, among other things, make-whole premiums and post-petition interest. If, as of September 30, 2016, a make-whole claim and a post-petition interest claim were allowed, such claims would be $254 million and $98 million, respectively. In October 2015, the indenture trustee for the EFH Legacy Notes filed a response to this claim objection. No argument date has been set by the Bankruptcy Court regarding the EFH Legacy Notes claim objection. EFH Corp. intends to vigorously pursue its claim objection. We cannot predict the outcome of this proceeding.

In October 2015, EFH Corp. filed a claim objection with the Bankruptcy Court with respect to the EFH Corp. 10.875% Senior Notes and 11.25%/12% Senior Toggle Notes (collectively, the EFH LBO Notes) noteholders' claims for, among other things, optional redemption payment and post-petition interest. If, as of September 30, 2016, a redemption claim and a post-petition interest claim were allowed, such claims would be zero and $20 million, respectively. The indenture trustee for the EFH LBO Notes has not yet filed a response to this claim objection. No argument date has been set by the Bankruptcy Court regarding the EFH LBO Notes claim objection. EFH Corp. intends to vigorously pursue its claim objection. We cannot predict the outcome of this proceeding.

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

In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities, which the EPA said "superseded" its July 2012 notice. In August 2013, the US Department of Justice, acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant Generation Company LLC and Big Brown Power Company LLC in federal district court in Dallas, alleging violations of the CAA at our Big Brown and Martin Lake generation facilities. In August 2015, the district court issued its ruling on our motion to dismiss and granted the motion as to seven of the nine claims asserted by the EPA in the lawsuit. In August 2016, the EPA filed an amended complaint, eliminating one of the two remaining claims and withdrawing a request for civil penalties in the other remaining claim. The EPA also filed a motion for entry of final judgment. In September 2016, we filed a motion opposing the EPA's motion for entry of final judgment. In October 2016, the district court denied the EPA's motion for entry of final judgment. Presently, the part of the one remaining claim remains before the district court, and it is currently scheduled for trial in October 2017. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against the remaining allegations. The lawsuit requests the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require the payment of substantial penalties. We cannot predict the outcome of these proceedings, including the financial effects, if any.

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas (GHG) emissions from new, modified and reconstructed units, and existing electricity generation plants. The rule for existing facilities would establish state-specific emissions rate goals to reduce nationwide carbon dioxide emissions related to affected electricity generation units by over 30% from 2012 emission levels by 2030. A number of parties, including Luminant, filed petitions for review in the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) for the rule for new, modified and reconstructed plants. In addition, a number of petitions for review of the rule for existing plants were filed in the D.C. Circuit Court by various parties and groups, including challenges from twenty-seven different states opposed to the rule as well as those from, among others, certain power generating companies, various business groups and some labor unions. Luminant also filed its own petition for review. In January 2016, a coalition of states, industry (including Luminant) and other parties filed applications with the US Supreme Court asking that the court stay the rule while the court reviews the legality of the rule for existing plants. In February 2016, the US Supreme Court stayed the rule pending the conclusion of legal challenges on the rule before the D.C. Circuit Court and until the US Supreme Court disposes of any subsequent petition for review. Oral argument on the merits of the legal challenges to the rule was heard in September 2016 before the entire D.C. Circuit Court. While we cannot predict the outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

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

In June 2014, the EPA issued requests for information under Section 114 of the CAA to Luminant and other generators in Texas. After releasing a proposed rule in November 2014 and receiving comments from a number of parties, including Luminant and the State of Texas in April 2015, the EPA released a final rule in January 2016 approving in part and disapproving in part Texas' SIP for Regional Haze and issuing a FIP for Regional Haze. In the rule, the EPA asserts that the Texas SIP does not show reasonable progress in improving visibility for two areas in Texas and that its long-term strategy fails to make emission reductions needed to achieve reasonable progress in improving visibility in the Wichita Mountains of Oklahoma. Unlike the proposed rule and inconsistent with how the EPA has applied Regional Haze rules to other states, the EPA's final rule does not treat Texas's compliance with the CSAPR as satisfying its obligations under the BART portion of the Regional Haze Program. The EPA concluded that it would not be appropriate to finalize that determination at this time given the remand of the CSAPR budgets. In our view, the EPA's proposed FIP for Texas goes beyond the requirements of the CAA and sets emission limits on a unit-by-unit basis for 15 electricity generation units in Texas. The EPA's proposed emission limits assume additional control equipment for specific coal fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven generation units and upgrades to existing scrubbers at seven generation units. Specifically for Luminant, the EPA's emission limitations are based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the FIP (if those limits are possible to attain), along with the existence of low wholesale power prices in ERCOT, would likely challenge the long-term economic viability of those units. Under the terms of the rule, the scrubber upgrades will be required by February 2019, and the new scrubbers will be required by February 2021. In March 2016, Luminant and a number of other parties, including the State of Texas, filed petitions for review in the US Fifth Circuit Court challenging the FIP on Texas. Luminant and other parties also filed motions to stay the FIP while the court reviews the legality of the EPA's action. In July 2016, the Fifth Circuit Court denied the EPA's motion to dismiss our challenge to the FIP and denied the EPA's motion to transfer the challenges Luminant, the other industry petitioners and the State of Texas filed to the D.C. Circuit Court. In addition, the Fifth Circuit Court granted the motions to stay filed by Luminant, the other industry petitioners and the State of Texas pending final review of the petitions for review. The case is currently abated until the end of November 2016 in order to allow the parties to pursue settlement discussions. While we cannot predict the outcome of the rulemaking and legal proceedings, the result may have a material impact on our results of operations, liquidity or financial condition.

State Implementation Plan (SIP)

In February 2013, in response to a petition for rulemaking filed by the Sierra Club, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. In 2014, as a result of a D.C. Circuit Court decision striking down an affirmative defense in another EPA rule, the EPA revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. In May 2015, the EPA finalized the proposal. In June 2015, we filed a petition for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. The State of Texas and other parties have also filed similar petitions in the Fifth Circuit Court. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court. Briefing in the D.C. Circuit Court on the challenges was completed in October 2016. We cannot predict the timing or outcome of this proceeding.

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

EFH Corp. has not declared or paid any dividends since the Merger. The agreement governing the TCEH DIP Roll Facilities generally restricts TCEH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility. The agreement governing the EFIH DIP Facility generally restricts EFIH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility.

Under applicable law, we are prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or we would be insolvent.

Equity

The following table presents the changes to equity for the nine months ended September 30, 2016:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2015	$2	$7,968	$(32,905)	$(126)	$(25,061)
Net loss	—	—	(413)	—	(413)
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(5)	(5)
Net effects of cash flow hedges	—	—	—	1	1
Net effects related to Oncor	—	—	—	2	2
Balance at September 30, 2016	$2	$7,968	$(33,318)	$(128)	$(25,476)
________________

(a)	Authorized shares totaled 2,000,000,000 at September 30, 2016. Outstanding shares totaled 1,669,861,379 at both September 30, 2016 and December 31, 2015.

The following table presents the changes to equity for the nine months ended September 30, 2015:

	EFH Corp. Shareholders’ Equity
	Common Stock (a)	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2014	$2	$7,968	$(27,563)	$(130)	$(19,723)
Net loss	—	—	(3,199)	—	(3,199)
Change in unrecognized losses related to pension and OPEB plans	—	—	—	(3)	(3)
Net effects of cash flow hedges	—	—	—	1	1
Net effects related to Oncor	—	—	—	2	2
Balance at September 30, 2015	$2	$7,968	$(30,762)	$(130)	$(22,922)
________________

(a)	Authorized shares totaled 2,000,000,000 at September 30, 2015. Outstanding shares totaled 1,669,861,379 at both September 30, 2015 and December 31, 2014.

Accumulated Other Comprehensive Loss

The following table presents the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2016. There was no other comprehensive income (loss) before reclassification for the period.

	Dedesignated Cash Flow Hedges – Interest Rate Swaps (Note 15)	Pension and Other Postretirement Employee Benefit Liabilities Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(50)	$(76)	$(126)
Amounts reclassified from accumulated other comprehensive loss and reported in:
Operating costs	—	(4)	(4)
Depreciation and amortization	1	—	1
Selling, general and administrative expenses	—	(4)	(4)
Income tax benefit	—	3	3
Equity in earnings of unconsolidated subsidiaries (net of tax)	1	1	2
Total amount reclassified from accumulated other comprehensive loss during the period	2	(4)	(2)
Balance at September 30, 2016	$(48)	$(80)	$(128)

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

September 30, 2016
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$118	$97	$109	$4	$328
Nuclear decommissioning trust – equity securities (c)	410	—	—	—	410
Nuclear decommissioning trust – debt securities (c)	—	348	—	—	348
Sub-total	$528	$445	$109	$4	1,086
Assets measured at net asset value (d):
Nuclear decommissioning trust – equity securities (c)					237
Total assets					$1,323
Liabilities:
Commodity contracts	$97	$17	$12	$4	$130
Total liabilities	$97	$17	$12	$4	$130

December 31, 2015
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$385	$41	$49	$—	$475
Nuclear decommissioning trust – equity securities (c)	380	219	—	—	599
Nuclear decommissioning trust – debt securities (c)	—	319	—	—	319
Total assets	$765	$579	$49	$—	$1,393
Liabilities:
Commodity contracts	$128	$64	$12	$—	$204
Total liabilities	$128	$64	$12	$—	$204
____________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the other investments line in the condensed consolidated balance sheets. See Note 18.

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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2016 and December 31, 2015:

September 30, 2016
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$39	$(1)	$38	Valuation Model	Hourly price curve shape (d)	$0 to $35/ MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (e)	$30 to $70/ MWh
Electricity spread options	31	(4)	27	Option Pricing Model	Gas to power correlation (f)	50% to 95%
					Power volatility (g)	10% to 60%
Electricity congestion revenue rights	32	(6)	26	Market Approach (h)	Illiquid price differences between settlement points (i)	$0 to $10/MWh
Other (j)	7	(1)	6
Total	$109	$(12)	$97

December 31, 2015
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$1	$(1)	$—	Valuation Model	Illiquid pricing locations (c)	$15 to $35/ MWh
					Hourly price curve shape (d)	$15 to $45/ MWh
Electricity spread options	2	(7)	(5)	Option Pricing Model	Gas to power correlation (f)	35% to 80%
					Power volatility (g)	10% to 35%
Electricity congestion revenue rights	39	(4)	35	Market Approach (h)	Illiquid price differences between settlement points (i)	$0 to $10/MWh
Other (j)	7	—	7
Total	$49	$(12)	$37
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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2016 and 2015. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2016 and 2015. During the three months ended June 30, 2016, in conjunction with the Lamar and Forney Acquisition, we assumed certain electricity spread options that are classified in Level 3 of the fair value hierarchy.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net asset (liability) balance at beginning of period	$(9)	$44	$37	$35
Total unrealized valuation gains (losses)	126	(1)	122	13
Purchases, issuances and settlements (a):
Purchases	11	5	37	37
Issuances	(4)	(2)	(20)	(7)
Settlements	(24)	(19)	(51)	(44)
Transfers into Level 3 (b)	—	—	1	—
Transfers out of Level 3 (b)	—	—	1	(7)
Net liabilities assumed in the Lamar and Forney Acquisition (Note 3)	(3)	—	(30)	—
Net change (c)	106	(17)	60	(8)
Net asset balance at end of period	$97	$27	$97	$27
Unrealized valuation gains relating to instruments held at end of period	$92	$1	$98	$1
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts (excluding net liabilities assumed in the Lamar and Forney Acquisition) are reported in the condensed statements of consolidated income (loss) in net gain from commodity hedging and trading activities. Activity excludes changes in fair value in the month the positions settled as well as amounts related to positions entered into and settled in the same quarter.

15.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

TCEH transacts in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price risk. See Note 14 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity — TCEH utilizes natural gas derivatives as hedging instruments designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales from our generation assets. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. TCEH also enters into derivatives, including electricity, natural gas, fuel oil, uranium, emission and coal instruments, generally for short-term hedging purposes. Unrealized gains and losses arising from changes in the fair value of hedging and trading instruments as well as realized gains and losses upon settlement of the instruments are reported in the condensed statements of consolidated income (loss) in net gain from commodity hedging and trading activities.

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

Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions. Additionally, certain counterparties to only our interest rate swaps hold the same first-lien security interest. The total net liability of $1.243 billion as of September 30, 2016 is reported in the condensed consolidated balance sheets as a liability subject to compromise. Additionally, counterparties associated with the net liability are allowed, and, prior to the Effective Date, had been receiving, adequate protection payments related to their claims as permitted by TCEH's cash collateral order approved by the Bankruptcy Court (see Note 8).

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities are accounted for under mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. All amounts relate to commodity contracts.

	September 30, 2016			December 31, 2015
	Derivative Assets	Derivative Liabilities	Total	Derivative Assets	Derivative Liabilities	Total
Current assets	$256	$—	$256	$465	$—	$465
Noncurrent assets	72	—	72	10	—	10
Current liabilities	(4)	(121)	(125)	—	(203)	(203)
Noncurrent liabilities	—	(5)	(5)	—	(1)	(1)
Net assets (liabilities)	$324	$(126)	$198	$475	$(204)	$271

At September 30, 2016 and December 31, 2015, there were no derivative positions accounted for as cash flow or fair value hedges.

The pretax effect of derivatives on net income (loss), including realized and unrealized effects, totaled $239 million and $130 million in net gains in the three months ended September 30, 2016 and 2015, respectively, and $194 million and $281 million in net gains in the nine months ended September 30, 2016 and 2015, respectively, all of which related to commodity contracts reported in net gain from commodity hedging and trading activities in the condensed statements of consolidated income (loss). Amounts represent changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three and nine months ended September 30, 2016 and 2015. There were no amounts recognized in OCI for the three and nine months ended September 30, 2016 and 2015.

Accumulated other comprehensive income related to cash flow hedges (excluding Oncor's interest rate hedges) at September 30, 2016 and December 31, 2015 totaled $33 million and $34 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at September 30, 2016 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income. Since all of these amounts related to hedging activity conducted by TCEH, as of the Effective Date, these amounts in accumulated other comprehensive income were removed from the condensed consolidated balance sheet in conjunction with the separation of the EFH Debtors from the TCEH Debtors and the Contributed EFH Debtors.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other general corporate purposes or, if there are restrictions on the use of cash, amounts are deposited in a separate restricted cash account. At September 30, 2016 and December 31, 2015, essentially all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

September 30, 2016
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$328	$(126)	$(33)	$169
Derivative liabilities:
Commodity contracts	(130)	126	—	(4)
Net amounts	$198	$—	$(33)	$165

December 31, 2015
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$475	$(145)	$(147)	$183
Derivative liabilities:
Commodity contracts	(204)	145	6	(53)
Net amounts	$271	$—	$(141)	$130
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	1,464	1,489	Million MMBtu
Electricity	85,019	58,022	GWh
Congestion Revenue Rights (b)	114,474	106,260	GWh
Coal	6	10	Million US tons
Fuel oil	21	35	Million gallons
Uranium	200	75	Thousand pounds
____________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of these agreements require the posting of collateral if our credit rating is downgraded by one or more credit rating agencies.

At September 30, 2016 and December 31, 2015, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $11 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with counterparties totaling $4 million and $31 million at September 30, 2016 and December 31, 2015, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross-default provisions, remaining liquidity requirements would be immaterial at both September 30, 2016 and December 31, 2015.

In addition, certain derivative agreements include cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At September 30, 2016 and December 31, 2015, the fair value of derivative liabilities subject to such cross-default provisions were immaterial. At both September 30, 2016 and December 31, 2015, no cash collateral or letters of credit were posted with these counterparties, and there was no liquidity exposure associated with these liabilities.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $12 million and $59 million at September 30, 2016 and December 31, 2015, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At September 30, 2016, total credit risk exposure to all counterparties related to derivative contracts totaled $460 million (including associated accounts receivable). The net exposure to those counterparties totaled $268 million at September 30, 2016 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $114 million. At September 30, 2016, the credit risk exposure to the banking and financial sector represented 65% of the total credit risk exposure and 57% of the net exposure.

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

The following represent our significant related-party transactions. As of the Effective Date, pursuant to the Plan of Reorganization, EFH, EFIH, Oncor Holdings and Oncor ceased being affiliates of Reorganized TCEH and its subsidiaries, including the TCEH Debtors and the Contributed EFH Debtors.

•
Previously, we accrued a management fee payable to the Sponsor Group under the terms of a management agreement. Related amounts expensed and reported as SG&A expense totaled $10 million and $30 million for the three and nine months ended September 30, 2015, respectively. No payments were made in the three and nine months ended September 30, 2016 and 2015. We had previously paid these fees on a quarterly basis; however, beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to TCEH and EFIH. Fees accrued as of the Petition Date were reclassified to LSTC, and fees accrued after the Petition Date were reported in other noncurrent liabilities and deferred credits. Pursuant to the Settlement Agreement approved by the Bankruptcy Court in December 2015, the Sponsor Group has agreed to forego any and all claims under the management agreement in exchange for releases of alleged liabilities against the Debtors.

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

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $265 million and $279 million for the three months ended September 30, 2016 and 2015, respectively, and $700 million and $739 million for the nine months ended September 30, 2016 and 2015, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 reflect amounts due currently to Oncor totaling $146 million and $118 million, respectively (included in net payables due to unconsolidated subsidiary), largely related to these electricity delivery fees. Also see discussion below regarding receivables from Oncor under a Federal and State Income Tax Allocation Agreement.

•
A former subsidiary of EFH Corp. (and following the Effective Date, a subsidiary of Reorganized TCEH) bills Oncor for financial and other administrative services and shared facilities at cost. Such amounts reduced reported SG&A expense less than $1 million and $6 million for the three months ended September 30, 2016 and 2015, respectively, and $1 million and $16 million for the nine months ended September 30, 2016 and 2015, respectively.

•
A former subsidiary of EFH Corp. (and following the Effective Date, a subsidiary of Reorganized TCEH) bills TCEH subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges totaled $51 million and $52 million for the three months ended September 30, 2016 and 2015, respectively, and $157 million and $151 million for the nine months ended September 30, 2016 and 2015, respectively.

•
For the three months ended March 31, 2016, TCEH settled a $2 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in December 2015. For the three months ended March 31, 2015, TCEH settled a $15 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in 2014. For the three months ended June 30, 2015, TCEH purchased and settled $12 million of additional assets. Following the Effective Date, the assets are substantially for the use of Reorganized TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH (and following the Effective Date, a subsidiary of Reorganized TCEH) for contribution to the trust fund with the intent that the trust fund assets, reported in other investments in our condensed consolidated balance sheets, will ultimately be sufficient to fund the future decommissioning liability, reported in noncurrent liabilities in our condensed consolidated balance sheets. The delivery fee surcharges remitted to TCEH totaled $6 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $15 million and $13 million for the nine months ended September 30, 2016 and 2015, respectively. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH (and following the Effective Date, a subsidiary of Reorganized TCEH) are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At September 30, 2016 and December 31, 2015, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $465 million and $409 million, respectively, and is reported in noncurrent liabilities.

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

At September 30, 2016, our net current amount payable to Oncor Holdings related to federal and state income taxes (reported in net payables due to unconsolidated subsidiary) totaled $64 million, $69 million of which related to Oncor. The $69 million net payable to Oncor included an $84 million federal income tax payable and a $15 million state margin tax receivable. Additionally, at September 30, 2016, we had a noncurrent tax payable to Oncor of $65 million recorded in other noncurrent liabilities and deferred credits and a noncurrent tax receivable from Oncor Holdings of $2 million recorded in other noncurrent assets. At December 31, 2015, our net current amount payable to Oncor Holdings related to federal and state income taxes totaled $87 million, $89 million of which related to Oncor. The $89 million net payable to Oncor included a $109 million federal income tax payable offset by a $20 million state margin tax receivable. Additionally, at December 31, 2015, we had a noncurrent tax payable to Oncor of $65 million recorded in other noncurrent liabilities and deferred credits and a noncurrent tax receivable from Oncor Holdings of $2 million recorded in other noncurrent assets.

For the nine months ended September 30, 2016, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $16 million and $20 million, respectively. For the nine months ended September 30, 2015, EFH Corp. received income tax payments from Oncor Holdings and Oncor totaling $20 million and $63 million, respectively.

•
Oncor collected transition surcharges from its customers to recover the payment obligations related to its securitization (transition) bonds issued to recover generation-related regulatory assets. As of September 30, 2016, Oncor had over-collected transition charges of approximately $1 million that is expected to be refunded to Reorganized TCEH upon PUCT approval.

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

•
In December 2012, Oncor became the sponsor of a new pension plan (the Oncor Plan), the participants in which consist of all of Oncor's active employees and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses). Oncor had previously agreed to assume responsibility for pension liabilities that are recoverable by Oncor under regulatory rate-setting provisions. As part of the pension plan actions, EFH Corp. fully funded the non-recoverable pension liabilities under the Oncor Plan. After the pension plan actions, participants remaining in the EFH Corp. pension plan consist of active employees under collective bargaining agreements (union employees). After the Effective Date, the EFH Corp. pension plan was transferred and assigned to Reorganized TCEH. Oncor continues to be responsible for the recoverable portion of pension obligations to these union employees. Under ERISA, EFH Corp. and Oncor remain jointly and severally liable for the funding of the EFH Corp. and Oncor pension plans.

•
In September 2016, a cash contribution totaling $2 million was made to the EFH Corp. retirement plan, all of which was contributed by TCEH, which resulted in the EFH Corp. retirement plan continuing to be fully funded as calculated under the provisions of ERISA. As a result of the Bankruptcy Filing, participants in the EFH Corp. retirement plan who chose to retire would not have been eligible for the lump sum payout option under the retirement plan unless the EFH Corp. retirement plan was fully funded.

17.	SEGMENT INFORMATION

Prior to the Effective Date, our operations were aligned into two reportable business segments: Competitive Electric and Regulated Delivery. The segments were managed separately because they were strategic business units that offer different products or services and involve different risks.

The Competitive Electric segment was engaged in competitive market activities consisting of electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity operations for residential and business customers, all largely in the ERCOT market. Prior to the Effective Date, these activities were conducted by TCEH.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues (all Competitive Electric)	$1,690	$1,737	$3,973	$4,265
Equity in earnings of unconsolidated subsidiaries (net of tax) — Regulated Delivery (net of noncontrolling interests of $33, $33, $71 and $72)	$127	$127	$274	$278
Net income (loss):
Competitive Electric	$187	$(1,517)	$(656)	$(3,068)
Regulated Delivery	127	127	274	278
Corporate and Other	(148)	(70)	(31)	(409)
Consolidated net income (loss)	$166	$(1,460)	$(413)	$(3,199)

18.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other income:
Office space rental income (a)	$3	$3	$9	$8
Insurance settlement (b)	—	—	9	—
Sale of land (b)	2	—	2	6
All other	5	5	12	13
Total other income	$10	$8	$32	$27
Other deductions:
Adjustment to asbestos liability (c)	$23	$—	$23	$—
Fees associated with TCEH DIP Roll Facilities (b)	5	—	5	—
Write-off of generation equipment (b)	4	—	45	—
Impairment of favorable purchase contracts (Note 5) (b)	—	—	—	8
Impairment of emission allowances (Note 5) (b)	—	4	—	55
Impairment of mining development costs (Note 5) (b)	—	19	—	19
All other	12	3	19	4
Total other deductions	$44	$26	$92	$86
____________

(a)	Reported in Corporate and Other.

(b)	Reported in Competitive Electric segment.

(c)	Includes $12 million reported in Corporate and Other and $11 million in Competitive Electric segment.

Restricted Cash

	September 30, 2016		December 31, 2015
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's DIP Roll Facility (Note 10)	$—	$650	$—	$—
Amounts related to TCEH's DIP Facility (Note 10)	—	—	519	—
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 11)	—	—	—	507
Amounts related to margin deposits held	12	—	—	—
Other	4	—	5	—
Total restricted cash	$16	$650	$524	$507

Trade Accounts Receivable

	September 30, 2016	December 31, 2015
Wholesale and retail trade accounts receivable	$764	$542
Allowance for uncollectible accounts	(13)	(9)
Trade accounts receivable — net	$751	$533

Gross trade accounts receivable at September 30, 2016 and December 31, 2015 included unbilled revenues of $245 million and $231 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2016	2015
Allowance for uncollectible accounts receivable at beginning of period	$9	$15
Increase for bad debt expense	20	29
Decrease for account write-offs	(16)	(28)
Allowance for uncollectible accounts receivable at end of period	$13	$16

Inventories by Major Category

	September 30, 2016	December 31, 2015
Materials and supplies	$235	$226
Fuel stock	119	170
Natural gas in storage	20	32
Total inventories	$374	$428

Other Investments

	September 30, 2016	December 31, 2015
Nuclear plant decommissioning trust	$995	$918
Land	36	36
Miscellaneous other	30	30
Total other investments	$1,061	$984

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by TCEH in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a payable reported in noncurrent liabilities) that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 16). The nuclear decommissioning trust fund was not a debtor in the Chapter 11 Cases. A summary of investments in the fund follows:

	September 30, 2016
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$327	$22	$(1)	$348
Equity securities (c)	306	347	(6)	647
Total	$633	$369	$(7)	$995

	December 31, 2015
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$310	$11	$(2)	$319
Equity securities (c)	291	315	(7)	599
Total	$601	$326	$(9)	$918
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.56% and 3.68% at September 30, 2016 and December 31, 2015, respectively, and an average maturity of 8 years at both September 30, 2016 and December 31, 2015.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at September 30, 2016 mature as follows: $109 million in one to five years, $82 million in five to ten years and $157 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gains	$3	$1	$3	$2
Realized losses	$(2)	$(2)	$(2)	$(3)
Proceeds from sales of securities	$46	$242	$201	$315
Investments in securities	$(52)	$(247)	$(215)	$(328)

Property, Plant and Equipment

At September 30, 2016 and December 31, 2015, property, plant and equipment of $10.427 billion and $9.430 billion, respectively, is stated net of accumulated depreciation and amortization of $4.624 billion and $4.151 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the nine months ended September 30, 2016:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2015	$508	$215	$107	$830
Additions:
Accretion	22	16	5	43
Adjustment for new cost estimate	—	—	1	1
Incremental reclamation costs	—	14	12	26
Reductions:
Payments	—	(37)	(3)	(40)
Liability at September 30, 2016	530	208	122	860
Less amounts due currently	—	(50)	(1)	(51)
Noncurrent liability at September 30, 2016	$530	$158	$121	$809

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2016	December 31, 2015
Uncertain tax positions, including accrued interest	$—	$40
Retirement plan and other employee benefits	172	169
Asset retirement and mining reclamation obligations	809	764
Unfavorable purchase and sales contracts	525	543
Nuclear decommissioning fund excess over asset retirement obligation (Note 16)	465	409
Other	113	107
Total other noncurrent liabilities and deferred credits	$2,084	$2,032

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended September 30, 2016 and 2015 and $18 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively. See Note 5 for intangible assets related to favorable purchase and sales contracts.

As of the Effective Date, unfavorable purchase and sales contracts were removed from the condensed consolidated balance sheet in conjunction with the separation of the EFH Debtors from the TCEH Debtors and the Contributed EFH Debtors.

Fair Value of Debt

	September 30, 2016		December 31, 2015
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facilities (Note 10)	$8,787	$8,967	$6,825	$6,804
Long-term debt not subject to compromise, excluding capital lease obligations (Note 10)	$38	$33	$90	$89

We determine fair value in accordance with accounting standards as discussed in Note 14, and at September 30, 2016, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg. The fair value estimates of our pre-petition notes, loans and other debt reported as liabilities subject to compromise have been excluded from the table above. As a result of our ongoing Chapter 11 Cases, obtaining the fair value estimates of our pre-petition debt subject to compromise is impractical, and the fair values will ultimately be decided through the Chapter 11 Cases.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Cash payments related to:
Interest paid (a)	$1,246	$1,440
Capitalized interest	(9)	(8)
Interest paid (net of capitalized interest) (a)	$1,237	$1,432
Income taxes	$43	$51
Reorganization items (b)	$197	$229
Noncash investing and financing activities:
Construction expenditures (c)	$54	$64
Income tax adjustment related to AMT utilization (d)	$—	$3
____________

(a)	This amount includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services, including amounts paid on behalf of third parties pursuant to contractual obligations approved by the Bankruptcy Court.

(c)	Represents end-of-period accruals for ongoing construction projects.

(d)	Represents a reduction to EFH Corp.'s investment in Oncor Holdings due to an income tax adjustment related to alternative minimum tax utilization by Oncor.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFH Corp., a Texas corporation, is a Dallas-based holding company that conducts its operations principally through its Oncor subsidiary and, prior to October 3, 2016 (the Effective Date), its TCEH subsidiaries. EFH Corp. is a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

Prior to the Effective Date, TCEH was a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management, and retail electricity operations. On the Effective Date, subsidiaries of TCEH (the TCEH Debtors) and certain EFH Corp. subsidiaries (the Contributed EFH Debtors) emerged from the Chapter 11 Cases as subsidiaries of a newly-formed company, Reorganized TCEH. On the Effective Date, Reorganized TCEH was spun-off from EFH Corp. in a tax-free transaction to the former first lien creditors of TCEH (see Note 2 to the Financial Statements).

Oncor is engaged in regulated electricity transmission and distribution operations in Texas. Oncor provides distribution services to REPs, including subsidiaries of Reorganized TCEH, which sell electricity to residential, business and other consumers. Oncor Holdings, a holding company that holds an approximately 80% equity interest in Oncor, is a wholly owned subsidiary of EFIH, which is a holding company and a wholly owned subsidiary of EFH Corp.

Various ring-fencing measures have been taken to enhance the credit quality of Oncor. See Notes 1 and 4 to the Financial Statements for a discussion of the reporting of our investment in Oncor (and Oncor Holdings) as an equity method investment and a description of the ring-fencing measures implemented with respect to Oncor. These measures were put in place to mitigate Oncor's exposure to the Texas Holdings Group with the intent to minimize the risk that a court would order any of the assets and liabilities of the Oncor Ring-Fenced Entities to be substantively consolidated with those of any member of the Texas Holdings Group in the event any such member were to become a debtor in a bankruptcy case. Consistent with these ring-fencing measures, the assets and liabilities of the Oncor Ring-Fenced Entities have not been, and are not expected to be, substantively consolidated with the assets and liabilities of the EFH Debtors in the Chapter 11 Cases.

Operating Segments

Prior to the Effective Date, our operations were aligned into two reportable business segments: Competitive Electric and Regulated Delivery. The Competitive Electric segment consisted largely of TCEH. The Regulated Delivery segment consists largely of our investment in Oncor.

See Note 17 to the Financial Statements for further information regarding reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors have operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

In August 2016, the Bankruptcy Court entered an order confirming the Debtors' Third Amended Joint Plan of Reorganization (the Plan of Reorganization) solely as it pertains to the TCEH Debtors and the Contributed EFH Debtors.

On October 3, 2016 (the Effective Date), the Plan of Reorganization solely with respect to the TCEH Debtors and the Contributed EFH Debtors became effective and the TCEH Debtors and the Contributed EFH Debtors completed their reorganization under the Bankruptcy Code and emerged from the Chapter 11 Cases.

For additional discussion of the Bankruptcy Filing, the emergence of the TCEH Debtors and the Contributed EFH Debtors and their related effects, see Note 2 to the Financial Statements.

Lamar and Forney Acquisition — In April 2016, Luminant purchased all of the membership interests in La Frontera Holdings, LLC, the indirect owner of two natural gas fueled generation facilities representing nearly 3,000 MW of capacity located in ERCOT, from a subsidiary of NextEra Energy, Inc. The facility in Forney, Texas has a capacity of 1,912 MW and the facility in Paris, Texas has a capacity of 1,076 MW. The aggregate purchase price was approximately $1.313 billion, which included the repayment of approximately $950 million of existing project financing indebtedness, plus approximately $236 million for cash and net working capital subject to final settlement. The purchase price was funded by cash-on-hand and additional borrowings under the TCEH DIP Facility totaling $1.1 billion. After completing the acquisition, we repaid approximately $230 million of borrowings under the TCEH DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. See Note 3 to the Financial Statements for further discussion of the acquisition.

TCEH DIP Roll Facilities — In August 2016, TCEH entered into the TCEH DIP Roll Facilities. Prior to the Effective Date, the facility provided for up to $4.250 billion in senior secured, super-priority financing consisting of a revolving credit facility of up to $750 million, a term loan letter of credit facility of up to $650 million and a term loan facility of up to $2.850 billion. Approximately $2.65 billion of the net proceeds from the TCEH DIP Roll Term Loan Facility were used to repay all amounts outstanding under the former TCEH DIP Credit Facility, and the remaining net proceeds were used for general corporate purposes. Upon the Effective Date, the TCEH DIP Roll Facilities converted to a senior secured exit facility with maturity dates of August 2021 for the revolving credit facility and August 2023 for the term loan facilities. See Note 10 to the Financial Statements for discussion of the TCEH DIP Roll Facilities.

Extension of EFIH DIP Facility — In October 2016, the EFIH DIP Facility was amended, in part, to extend the maturity date of the facility and to increase the borrowings under the facility by $75 million to $5.475 billion. The EFH Debtors paid fees and expenses of $10 million in connection with the amendment. Further, the EFIH DIP Facility will now mature on the earlier of (a) the effective date of any plan of reorganization as it relates to the EFH Debtors, (b) upon the event of the sale of substantially all of EFIH's assets or (c) June 2017, subject to the right of the EFH Debtors, upon the payment of certain extension fees, to extend the maturity an additional six months. See Note 10 to the Financial Statements for discussion of the EFIH DIP Facility.

Environmental Matters — See Note 12 to Financial Statements for a discussion of greenhouse gas emissions, the CSAPR, regional haze, state-implementation plan and other recent EPA actions as well as related litigation.

Oncor 2008 Rate Review Filing (PUCT Docket No. 35717) — Oncor filed a petition for review with the Texas Supreme Court in February 2015 regarding previous opinions issued by the Texas Third Court of Appeals (Austin Court of Appeals) related to Oncor's June 2008 rate review filing. The issues in the appeal pertain to the Austin Court of Appeals affirming the PUCT's disallowance of certain franchise fees, affirming the PUCT's decision that the Texas Public Utility Regulatory Act (PURA) no longer requires imposition of a rate discount for state colleges and universities and remanding to the PUCT the calculation of the consolidated tax savings adjustment arising out of EFH Corp.'s ability to offset Oncor's taxable income against losses from other investments. The Texas Supreme Court granted the petition for review and heard oral arguments in September 2016. There is no deadline for the court to act. If Oncor's appeals efforts are unsuccessful and the proposed consolidated tax savings adjustment is implemented, Oncor estimates that on remand the impact on earnings of the consolidated tax savings adjustment's value could range from zero, as originally determined by the PUCT in Docket No. 35717, to a $135 million loss (after-tax) including interest. Interest accrues at the PUCT approved rate for over-collections, which is 0.18% for 2016. Oncor does not believe that any of the other issues ruled upon by the Austin Court of Appeals would result in a material impact to its results of operations or financial condition.

RESULTS OF OPERATIONS

Consolidated Financial Results — Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Net income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries by segment for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
Competitive Electric segment	$184	$(1,934)	$2,118	$(653)	$(3,884)	$3,231
Corporate and Other	(103)	(105)	2	(290)	(583)	293
Net income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries	81	(2,039)	2,120	(943)	(4,467)	3,524
Income tax benefit (expense)	(42)	452	(494)	256	990	(734)
Equity in earnings of unconsolidated subsidiaries (net of tax) (Regulated Delivery segment)	127	127	—	274	278	(4)
Net income (loss)	$166	$(1,460)	$1,626	$(413)	$(3,199)	$2,786

A favorable change of $2.12 billion in consolidated net income (loss) before income taxes and equity in earnings of unconsolidated subsidiaries for EFH Corp. in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily reflected $1.295 billion in noncash impairments of certain long-lived assets in 2015 and a $700 million noncash impairment of goodwill in 2015.

Consolidated net loss before income taxes and equity in earnings of unconsolidated subsidiaries for EFH Corp. decreased by $3.524 billion in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease primarily reflected $1.971 billion in noncash impairments of certain long-lived assets in 2015, $1.4 billion in noncash impairments of goodwill in 2015 and a $143 million decrease in interest expense reflecting the payment of post-petition interest related to the EFIH Second Lien Notes in 2015.

See Competitive Electric Segment – Financial Results below for a discussion of significant variances in financial results for the three and nine months ended September 30, 2016 when compared to the three and nine months ended September 30, 2015. See Note 18 to the Financial Statements for details of other income and deductions. See Note 8 to the Financial Statements for details of interest expense and related charges. See Note 9 to the Financial Statements for details of reorganization items. See Note 6 to the Financial Statements for reconciliation of comparable effective tax rates to the US federal statutory rate.

Competitive Electric Segment
Revenue, Sales Volume and Customer Count Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Operating revenues:
Retail electricity revenues:
Residential	$903	$997	(9.4)%	$2,084	$2,362	(11.8)%
Business markets	396	438	(9.6)%	1,070	1,177	(9.1)%
Total retail electricity revenues	1,299	1,435	(9.5)%	3,154	3,539	(10.9)%
Wholesale electricity revenues (a)(b)	326	238	37.0%	649	539	20.4%
Other operating revenues	65	64	1.6%	170	187	(9.1)%
Total operating revenues	$1,690	$1,737	(2.7)%	$3,973	$4,265	(6.8)%

Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	7,359	7,569	(2.8)%	16,619	17,667	(5.9)%
Business markets	5,385	5,634	(4.4)%	14,354	14,796	(3.0)%
Total retail electricity	12,744	13,203	(3.5)%	30,973	32,463	(4.6)%
Wholesale electricity sales volumes (b)	12,058	6,901	74.7%	25,563	17,526	45.9%
Total sales volumes	24,802	20,104	23.4%	56,536	49,989	13.1%

Weather (North Texas average) – percent of normal (c):
Cooling degree days	106.6%	111.8%	(4.7)%	102.8%	102.8%	—%
Heating degree days	—%	—%	—%	81.9%	118.9%	(31.1)%

Retail customer counts:
Retail electricity customers (end of period, in thousands) (d):
Residential				1,483	1,493	(0.7)%
Business markets				196	205	(4.4)%
Total retail electricity customers				1,679	1,698	(1.1)%
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

(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Competitive Electric Segment
Production, Purchased Power and Delivery Cost Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$31	$40	(22.5)%	$92	$118	(22.0)%
Fuel for lignite/coal facilities	236	236	—%	548	560	(2.1)%
Total nuclear and lignite/coal facilities (a)	267	276	(3.3)%	640	678	(5.6)%
Fuel for natural gas facilities and purchased power costs (a)	150	77	94.8%	310	199	55.8%
Other costs	41	49	(16.3)%	108	128	(15.6)%
Fuel and purchased power costs	458	402	13.9%	1,058	1,005	5.3%
Delivery fees	416	429	(3.0)%	1,024	1,085	(5.6)%
Total	$874	$831	5.2%	$2,082	$2,090	(0.4)%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$5.80	$7.59	(23.6)%	$6.12	$7.44	(17.7)%
Lignite/coal facilities (b)	$17.57	$20.38	(13.8)%	$19.20	$22.59	(15.0)%
Natural gas facilities and purchased power (c)	$26.79	$43.16	(37.9)%	$26.65	$45.98	(42.0)%

Delivery fees per MWh	$32.46	$32.38	0.2%	$32.89	$33.31	(1.3)%

Production and purchased power volumes (GWh):
Nuclear facilities	5,310	5,309	—%	15,005	15,830	(5.2)%
Lignite/coal facilities (d)	14,630	13,727	6.6%	31,865	31,784	0.3%
Total nuclear and lignite/coal facilities	19,940	19,036	4.7%	46,870	47,614	(1.6)%
Natural gas facilities (e)	4,452	548	—%	8,539	689	—%
Purchased power (f)	410	520	(21.2)%	1,127	1,686	(33.2)%
Total energy supply volumes	24,802	20,104	23.4%	56,536	49,989	13.1%

Capacity factors:
Nuclear facilities	104.6%	104.5%	0.1%	99.2%	105.1%	(5.6)%
Lignite/coal facilities (d)	82.6%	77.5%	6.6%	60.5%	60.5%	—%
Total	87.5%	83.6%	4.7%	69.1%	70.4%	(1.8)%
____________

(a)	See note (a) to the Revenue, Sales Volume and Customer Count Data table on previous page.

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

(d)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 2,390 GWh and 3,210 GWh for the three months ended September 30, 2016 and 2015, respectively and 14,420 GWh and 15,300 GWh for the nine months ended September 30, 2016 and 2015, respectively.

(e)	The percent changes between the periods presented have been excluded because they are not meaningful due to the addition of the Lamar and Forney natural gas fueled generation facilities in 2016.

(f)	Includes amounts related to line loss and power imbalances.

Competitive Electric Segment — Financial Results — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The overall $2.118 billion improvement in income (loss) before income taxes primarily reflected the noncash impairment of goodwill and the noncash impairments of certain long-lived assets in 2015 and higher net gains in commodity hedging activities in 2016. In 2015, a noncash impairment of goodwill totaling $700 million and noncash impairments of certain long-lived assets totaling $1.295 billion were recorded as discussed in Notes 5 and 7 to the Financial Statements.

Operating revenues decreased $47 million driven by decreases in retail electricity revenues, partially offset by an increase in wholesale electricity revenues. Retail electricity revenues decreased $136 million reflecting lower average pricing of 6% and a 4% decrease in sales volumes due to mild weather. Wholesale electricity revenues increased $88 million due to a 4,808 GWh increase in generation volumes driven by the Lamar and Forney Acquisition in April 2016, partially offset by lower average prices.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities. Results are primarily related to natural gas and power hedging activity.

	Three Months Ended September 30,
Net gain from commodity hedging and trading activities	2016	2015	Change
Realized net gains	$122	$70	$52
Unrealized net gains	214	33	181
Total	$336	$103	$233

Decreases in operating revenues were offset by a $52 million increase in realized gains during 2016 which reflected higher settled gains due to declining market prices on natural gas and power positions.

The $181 million increase in unrealized gains reflected a larger reversal of previously recorded unrealized losses on settled positions in 2016 and higher unrealized net gains recorded in 2016 due to unrealized gains on heat rate and power hedges due to decreases in forward prices.

Fuel, purchased power costs and delivery fees increased $43 million driven by an $80 million increase in fuel costs for natural gas facilities, which reflected the Lamar and Forney Acquisition, partially offset by lower delivery fees and lower nuclear and lignite/coal facilities fuel costs.

Depreciation and amortization expenses decreased $43 million, driven by the effect of noncash impairments of certain long-lived assets recorded in 2015, partially offset by incremental depreciation associated with the Lamar and Forney Acquisition.

For the three months ended September 30, 2016, results include $7 million of severance expense, primarily reported in fuel, purchased power and delivery fees and operating costs, associated with certain actions taken to reduce costs related to our mining and lignite/coal generation operations.

Competitive Electric Segment — Financial Results — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The overall $3.231 billion decrease in loss before income taxes primarily reflected the noncash impairment of goodwill and the noncash impairments of certain long-lived assets in 2015, partially offset by lower operating revenues. In 2015, a noncash impairment of goodwill totaling $1.4 billion and noncash impairments of certain long-lived assets totaling $1.971 billion were recorded as discussed in Notes 5 and 7 to the Financial Statements.

Operating revenues decreased $292 million driven by decreases in retail electricity revenues, partially offset by an increase in wholesale electricity revenues. Retail electricity revenues decreased $385 million in 2016 reflecting a $223 million decrease due to 7% lower average pricing and a $162 million decrease due to a 5% decrease in sales volumes driven by milder weather. Wholesale electricity revenues increased $110 million due to a 7,106 GWh increase in generation volumes driven by the Lamar and Forney Acquisition in April 2016, partially offset by lower average wholesale electricity prices.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities. Results are primarily related to natural gas and power hedging activity.

	Nine Months Ended September 30,
Net gain from commodity hedging and trading activities	2016	2015	Change
Realized net gains	$320	$121	$199
Unrealized net gains (losses)	(38)	105	(143)
Total	$282	$226	$56

Decreases in operating revenues were partially offset by a $199 million increase in realized net gains during 2016 which reflected settled gains due to declining market prices. These gains were primarily related to natural gas positions.

The $143 million unfavorable change in net unrealized gains (losses) reflected a larger reversal of previously recorded unrealized net gains on settled positions in 2016 and higher unrealized net gains recorded in 2015 due to an increase in forward natural gas and power prices on hedge positions.

The $8 million decrease in fuel, purchased power costs and delivery fees in 2016 reflected a $61 million decrease in delivery fees, $38 million in lower nuclear and lignite/coal facilities fuel costs and $28 million in lower purchased power costs, partially offset by a $139 million increase in fuel costs for natural gas facilities, which reflects impacts of the Lamar and Forney Acquisition.

The $66 million increase in operating costs reflected higher nuclear maintenance costs due to a spring nuclear outage in 2016 compared to a fall outage in 2015 and incremental operating and maintenance costs associated with the Lamar and Forney Acquisition.

Depreciation and amortization expenses decreased $175 million, driven by the effect of noncash impairments of certain long-lived assets recorded in 2015, partially offset by incremental expense associated with the Lamar and Forney Acquisition.

For the nine months ended September 30, 2016, results include $32 million of severance expense, primarily reported in fuel, purchased power and delivery fees and operating costs, associated with certain actions taken to reduce costs related to our mining and lignite/coal generation operations.

Competitive Electric Segment — Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2016 and 2015. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $38 million in unrealized net losses in 2016 and $105 million in unrealized net gains in 2015 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Nine Months Ended September 30,
	2016	2015
Commodity contract net asset at beginning of period	$271	$180
Settlements/termination of positions (a)	(232)	(176)
Changes in fair value of positions in the portfolio (b)	194	281
Other activity (c)	(35)	(26)
Commodity contract net asset at end of period	$198	$259
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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at September 30, 2016, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at September 30, 2016
Source of fair value	Less than 1 year	1-3 years	4-5 years	Total
Prices actively quoted	$28	$(6)	$(1)	$21
Prices provided by other external sources	57	23	—	80
Prices based on models	53	40	4	97
Total	$138	$57	$3	$198

Regulated Delivery Segment — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) totaled $127 million in both 2016 and 2015. Equity earnings of Oncor primarily reflected increased revenues due to growth in points of delivery and increases in transmission investment, offset by decreased revenues due to lower consumption, primarily driven by milder summer weather conditions. See Note 4 to the Financial Statements.

Regulated Delivery Segment — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Equity in earnings of our Oncor Holdings unconsolidated subsidiary (net of tax) decreased $4 million to $274 million in 2016. The decrease in equity earnings of Oncor primarily reflected decreased revenues due to lower consumption, primarily driven by milder winter, spring and summer weather conditions, partially offset by increased revenues due to growth in points of delivery and increases in transmission investment. See Note 4 to the Financial Statements.

Corporate and Other Activity — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net loss before income taxes and equity in earnings of unconsolidated subsidiaries from Corporate and Other activities decreased $2 million in 2016 to $103 million. The change primarily reflects:

•	a $14 million decrease in SG&A expenses primarily due to Sponsor Group management fees accrued in 2015 (see Note 16 to the Financial Statements), and

•	an $9 million decrease in the Corporate and Other portion of reorganization items in 2016,

partially offset by:

•	a $15 million increase in other deductions primarily due to adjustment of asbestos related liabilities (see Notes 2 and 18 to the Financial Statements).

Corporate and Other Activity — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net loss before income taxes and equity in earnings of unconsolidated subsidiaries from Corporate and Other activities decreased $293 million in 2016 to $290 million. The change primarily reflects:

•	a $228 million decrease in interest expense reflecting the payment of post-petition interest related to the EFIH Second Lien Notes in 2015 (see Note 11 to the Financial Statements);

•
a $47 million decrease in SG&A expenses primarily due to Sponsor Group management fees accrued in 2015 (see Note 16 to the Financial Statements) and lower technology costs and functional costs for support groups, and

•	a $33 million decrease in the Corporate and Other portion of reorganization items in 2016,

partially offset by a $18 million increase in other deductions primarily due to adjustment of asbestos related liabilities (see Notes 2 and 18 to the Financial Statements).

FINANCIAL CONDITION

Cash Flows — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 — Cash used in operating activities totaled $328 million and $123 million in 2016 and 2015, respectively. The increase in cash used of $205 million was primarily driven by a $232 million decrease in cash provided by margin deposits.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated income (loss) by $72 million and $114 million for the nine months ended September 30, 2016 and 2015, respectively. The difference primarily represents amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated income (loss) consistent with industry practice.

Cash provided by financing activities totaled $1.855 billion in 2016 compared to cash used in financing activities of $497 million in 2015. Activity in 2016 reflected $2.040 billion in net borrowings under the TCEH DIP Roll Facilities and the TCEH DIP Facility, including $870 million in net borrowings to fund the Lamar and Forney Acquisition (see Note 3 to the Financial Statements). Activity in 2016 also reflected $112 million in fees related to the issuance of the TCEH DIP Roll Facilities, $14 million in fees related to the extensions of the EFIH DIP Facility and $59 million in debt repayments. Activity in 2015 reflected the repayment of $445 million principal amount of EFIH Second Lien Notes and $28 million in fees related to the repayment (see Note 11 to the Financial Statements).

Cash used in investing activities totaled $1.247 billion and $307 million in 2016 and 2015, respectively. Cash used in 2016 reflected payments of $1.343 billion related to the Lamar and Forney Acquisition net of cash acquired (see Note 3 to the Financial Statements) and capital expenditures (including nuclear fuel purchases) totaling $263 million, partially offset by a $365 million decrease in restricted cash used to backstop letters of credit.

Debt Activity — See Notes 10 and 11 to the Financial Statements for details of debtor-in-possession borrowing facilities and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the nine months ended September 30, 2016:

	Available Liquidity
	September 30, 2016	December 31, 2015	Change
Cash and cash equivalents – EFH Corp. and other	$481	$532	$(51)
Cash and cash equivalents – EFIH	256	354	(98)
Cash and cash equivalents – TCEH (a)	1,829	1,400	429
Total cash and cash equivalents	2,566	2,286	280
TCEH DIP Roll Revolving Credit Facility	750	—	750
TCEH DIP Revolving Credit Facility	—	1,950	(1,950)
Total liquidity	$3,316	$4,236	$(920)
___________

(a)
Cash and cash equivalents at September 30, 2016 and December 31, 2015 exclude $650 million and $1.026 billion, respectively, of restricted cash held for letter of credit support. The September 30, 2016 restricted cash balance represents borrowings under the TCEH DIP Roll Term Loan Letter of Credit Facility held in a collateral account that supports $546 million in letters of credit outstanding, leaving $104 million in available letter of credit capacity (see Note 10).

The decrease in available liquidity of $920 million in the nine months ended September 30, 2016 compared to December 31, 2015 was primarily driven by $2.040 billion in net borrowings under the TCEH DIP Roll Facilities and the TCEH DIP Facility, including $870 million in net borrowings to fund the Lamar and Forney Acquisition (see Note 3 to the Financial Statements), $1.246 billion in cash interest payments (including adequate protection payments), $263 million in capital expenditures (including nuclear fuel purchases) and $197 million of cash used to pay for reorganization expenses, partially offset by a $365 million decrease in restricted cash used to backstop letters of credit and $135 million of cash received in distributions from Oncor Holdings.

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our operations, liquidity, financial position and results of operations. Based upon our current internal financial forecasts, we believe that we will have sufficient amounts available under the EFIH DIP Facility to fund our anticipated cash requirements through at least the maturity date of the EFIH DIP Facility.

Debt Capacity — The EFIH DIP Facility permits, subject to certain terms, conditions and limitations, EFIH to incur incremental junior lien subordinated debt in an aggregate amount not to exceed $3 billion.

Distributions of Earnings from Oncor Holdings and Related Considerations — Oncor Holdings' distributions of earnings to us totaled $135 million and $206 million for the nine months ended September 30, 2016 and 2015, respectively. In October 2016, Oncor Holdings' board of directors declared a cash distribution expected to be up to approximately $28 million with the exact amount to be determined by Oncor's management. See Note 4 to the Financial Statements for discussion of limitations on amounts Oncor can distribute to its members.

EFH Corp., Oncor Holdings, Oncor and Oncor's minority investor are parties to a Federal and State Income Tax Allocation Agreement. Additional income tax amounts receivable or payable may arise in the normal course under that agreement.

Income Tax Matters — EFH Corp. files a US federal income tax return that includes the results of EFCH, EFIH, Oncor Holdings and TCEH. EFH Corp. (parent entity) is a corporate member of the EFH Corp. consolidated group, while each of EFIH, Oncor Holdings, EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Oncor is a partnership for US federal income tax purposes and is not a corporate member of the EFH Corp. consolidated group. Pursuant to applicable US Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group. Subsequent to the Effective Date, the TCEH Debtors and the Contributed EFH Debtors will no longer be included in the consolidated income tax return and will be included in an income tax return with Reorganized TCEH.

Prior to the Effective Date, EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) were parties to a Federal and State Income Tax Allocation Agreement, which provided, among other things, that any corporate member or disregarded entity in the EFH Corp. group was required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. Pursuant to the Plan of Reorganization, the TCEH Debtors and the Contributed EFH Debtors rejected this agreement on the Effective Date. Additionally, since the date of the Settlement Agreement, no further cash payments among the Debtors were made in respect of federal income taxes. We have elected to continue to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled prior to the Effective Date.

EFH Corp., Oncor Holdings, Oncor and Oncor's third-party minority investors are parties to a separate Federal and State Income Tax Allocation Agreement, which governs the computation of federal income tax liability among such parties, and similarly provides, among other things, that each of Oncor Holdings and Oncor will pay EFH Corp. its share of an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. This agreement is expected to be rejected by the EFH Debtors upon the effective date of the Plan of Reorganization with respect to the EFH Debtors. The Settlement Agreement had no impact on the tax sharing agreement among EFH Corp., Oncor Holdings and Oncor.

The TCEH Debtors and the Contributed EFH Debtors emerged from the Chapter 11 Cases on the Effective Date in a tax-free spin-off from EFH Corp. The tax-free spin-off generated a taxable gain that will be largely offset with available net operating losses (NOLs), substantially reducing the NOLs that will be available to EFH Corp. after the transaction. The EFH Corp. consolidated group's NOLs as of December 31, 2016 (including current year losses and prior year carryforwards) prior to taking into account the emergence transaction impacts are estimated to be approximately $7.4 billion, and we expect that approximately $5.5 billion to $6.0 billion of those losses will be used to offset taxable gain from the emergence transaction.

With respect to the EFH Debtors, the Plan of Reorganization, subject to certain conditions and certain regulatory approvals, provides for, among other things, the acquisition by affiliates of NextEra Energy Inc. (NEE) of the EFH Debtors (as reorganized).

Income Tax Payments — In the next twelve months, income tax payments related to Texas margin tax are expected to total approximately $21 million, and no payments or refunds of federal income taxes are expected. Income tax payments totaled $43 million and $51 million (all of which related to Texas Margin tax) for the nine months ended September 30, 2016 and 2015, respectively.

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

The EFIH DIP Facility includes a minimum liquidity covenant pursuant to which EFIH cannot allow unrestricted cash (as defined in the EFIH DIP Facility) to be less than $150 million. EFIH is in compliance with this covenant.

See Note 10 to the Financial Statements for discussion of other covenants related to the EFIH DIP Facility.

Material Cross Default/Acceleration Provisions — Certain of our financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on our pre-petition debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the EFH Debtors as a result of such defaults.

Guarantees — See Note 12 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 4 and 12 to the Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 12 to the Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2016 that are expected to materially impact our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that in the ordinary course of business we may experience a loss in value as a result of changes in market conditions that affect economic factors such as interest rates. The principal amounts outstanding under the EFIH DIP Facility bear interest based on applicable LIBOR rates, subject to a 1% floor, plus 3.25%. We expect LIBOR rates to remain below the 1% interest rate floor specified in the EFIH DIP Facility during the remainder of the Chapter 11 Cases.

Credit Risk
Oncor's Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. Oncor's customers consist primarily of REPs. As a prerequisite for obtaining and maintaining certification, a REP must meet the financial resource standards established by the PUCT. Meeting these standards does not guarantee that a REP will be able to perform its obligations. REP certificates granted by the PUCT are subject to suspension and revocation for significant violation of Texas Public Utility Regulatory Act and PUCT rules. Significant violations include failure to timely remit payments for invoiced charges to a transmission and distribution utility pursuant to the terms of tariffs approved by the PUCT. PUCT rules allow for the recovery of uncollectible amounts from nonaffiliated REPs, reducing the credit risk of such receivables.

At September 30, 2016, Oncor's exposure to credit risk associated with accounts receivable from nonaffiliate customers totaled $454 million. The nonaffiliated customer receivable amount is before the allowance for uncollectible accounts, which totaled $4 million, and includes trade accounts receivable from REPs totaling $349 million, which are almost entirely noninvestment grade. At September 30, 2016, REP subsidiaries of one nonaffiliated entity collectively represented approximately 17% of the nonaffiliated trade receivable amount. No other nonaffiliated parties represented 10% or more of the total exposure. Oncor views its exposure to this customer to be within an acceptable level of risk tolerance considering PUCT rules and regulations; however, this concentration increases the risk that a default would have a material effect on cash flows.

See Note 16 to the Financial Statements for discussion of transactions between Oncor and TCEH and EFH Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals and market and industry developments (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in our 2015 Form 10-K and our Form 10-Q for the period ended March 31, 2016 and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
the fact that the TCEH Debtors and the Contributed EFH Debtors emerged from the Chapter 11 Cases prior to the EFH Debtors emerging from the Chapter 11 Cases, and, as a result, the companies will no longer be affiliated entities;

•
our ability to obtain the requisite vote from the applicable stakeholders confirming acceptance of the Plan of Reorganization and the Bankruptcy Court confirming the Plan of Reorganization with respect to the EFH Debtors;

•
our ability to obtain Bankruptcy Court approval with respect to our motions in the Chapter 11 Cases, including such approvals not being overturned on appeal or being stayed for any extended period of time;

•
our ability to consummate the transactions contemplated by the Merger Agreement (as described in Note 2 to the Financial Statements), including obtaining the applicable regulatory approvals contemplated thereunder;

•	the filing of an alternative plan of reorganization by one or more creditors of the EFH Debtors;

•	the breach by one or more of the counterparties under the EFH Debtors' Plan Support Agreement;

•
the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases, including the Plan of Reorganization, and any additional strategies we employ to address our liquidity and capital resources;

•	difficulties we may face since we have no employees;

•	our reliance on Reorganized TCEH to provide transition services to EFH Corp. and EFIH;

•	our ability to remain in compliance with the requirements of the EFIH DIP Facility, particularly the liquidity covenant contained in the EFIH DIP Facility;

•
our ability to maintain or obtain sufficient financing sources for our operations during the remainder of the Chapter 11 Cases and our ability to obtain sufficient exit financing to fund any Chapter 11 plan of reorganization;

•
the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases or reorganization that may be inconsistent with, or interfere with, our business and/or plans;

•	the duration and related costs of the Chapter 11 Cases;

•	restrictions on our operations due to the terms of our debt agreements, including the EFIH DIP Facility, and restrictions imposed by the Bankruptcy Court;

•	our ability to obtain any required regulatory consent necessary to implement any Chapter 11 plan of reorganization;

•
the outcome of current or potential litigation regarding whether holders are entitled to make-whole or redemption premiums and/or post-petition interest in connection with the treatment of their claims in bankruptcy;

•	prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC and the PUCT;

•	legal and administrative proceedings and settlements, including the legal proceedings arising out of the Chapter 11 Cases;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	changes in interest rates, rates of inflation or foreign exchange rates;

•	changes in operating expenses and liquidity needs;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	our ability to generate sufficient cash flow to make interest payments, or refinance, our debt instruments, including the EFIH DIP Facility, and

•	actions by credit rating agencies.

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

As of the Effective Date, Reorganized TCEH began providing accounting and financial reporting services to EFH Corp. in conjunction with the Transition Services Agreement. An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report on Form 10-Q. Based on the evaluation performed, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reorganized TCEH currently owns and operates 12 surface lignite coal mines in Texas to provide fuel for its electricity generation facilities. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects US mines, including Reorganized TCEH's mines, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95(a) to this quarterly report on Form 10-Q.

Item 6.	EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Merger Agreement

2(a)	1-12833 Form 8-K (filed August 30, 2016)	2(a)	—
Order Confirming the Third Amended Joint Plan of Reorganization of Energy Future Holdings Corp., et al., pursuant to Chapter 11 of the Bankruptcy Code as it applies to the TCEH Debtors and the Contributed EFH Debtors

2(b)			—	Fourth Amended Joint Plan of Reorganization of EFH Corp., et al., pursuant to Chapter 11 of the Bankruptcy Code

2(c)	1-12833 Form 8-K (filed July 29, 2016)	10(b)	—	Agreement and Plan of Merger, dated July 29, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, EFIH and EFH Corp.

2(d)	1-12833 Form 8-K (filed September 20, 2016)	10(a)	—	Amendment No. 1 to Agreement and Plan of Merger, dated September 19, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, EFIH and EFH Corp.

(3(i))	Articles of Incorporation

3(a)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(a)	—	Restated Certificate of Formation of EFH Corp.

(3(ii))	By-laws

3(b)	1-12833 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(b)	—	Amended and Restated Bylaws of EFH Corp.

(10)	Material Contracts

10 (a)	1-12833 Form 8-K (filed October 20, 2016)	10.1	—
Extension and Increase Amendment to Senior Secured Superpriority Debtor-in Possession Credit Agreement, dated as of October 20, 2016, by and among EFIH, EFIH Finance, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto

10(b)	1-12833 Form 8-K (filed September 20, 2016)	10(b)	—	Amended and Restated Plan Support Agreement, dated September 19, 2016, by and among NextEra Energy, Inc., EFIH, EFIH, EFIH Finance and EFH Corp.'s other direct and indirect subsidiaries thereto

10(c)	1-12833 Form 8-K (filed October 4, 2016)	10.1	—	Separation Agreement, dated October 3, 2016, by and among EFH Corp., Reorganized TCEH and TEX Operations Company, LLC

10(d)	1-12833 Form 8-K (filed October 4, 2016)	10.2	—	Tax Matters Agreement, dated October 3, 2016, by and among EFH Corp., EFIH, EFIH Finance, Reorganized TCEH and EFH Merger Co., LLC

10(e)	1-12833 Form 8-K (filed October 4, 2016)	10.4	—	Transition Services Agreement, dated October 3, 2016, by and among EFH Corp. and Tex Operations Company, LLC

10(f)	1-12833 Form 8-K (filed October 4, 2016)	10.5	—	Consulting Agreement dated as of October 4, 2016 by and between EFH Corp. and Donald L. Evans

10(g)	1-12833 Form 8-K (filed October 4, 2016)	10.6	—	Consulting Agreement dated as of October 4, 2016 by and between EFH Corp. and Anthony R. Horton

Exhibits	Previously Filed With File Number*	As Exhibit
10(h)	1-12833 Form 8-K (filed October 4, 2016)	10.7	—	Consulting Agreement dated as of October 4, 2016 by and between EFH Corp. and Paul M. Keglevic

10(i)	1-12833 Form 8-K (filed October 4, 2016)	10.8	—	Consulting Agreement dated as of October 4, 2016 by and between EFH Corp. and Andrew M. Wright

(31)	Rule 13a - 14(a)/15d-14(a) Certifications

31(a)			—	Certification of Paul M. Keglevic, principal executive officer of EFH Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Anthony R. Horton, principal financial officer of EFH Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—	Certification of Paul M. Keglevic, principal executive officer of EFH Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Anthony R. Horton, principal financial officer of EFH Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Loss – Twelve Months Ended September 30, 2016.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
____________________

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Holdings Corp.

By:	/s/ PAUL M. KEGLEVIC
Name:	Paul M. Keglevic
Title:	President, Chief Executive Officer, Chief Restructuring Officer and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 1, 2016